Form 10-K/A
period 1994-12-31
COMMUNITY BANCSHARES INC /DE/
filed 1995-04-27
CIK 752195

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                       -------------------------------

                                 FORM 10-K/A

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 1994          Commission File No. 0-16461
                                      OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMUNITY BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                          63-0868361
- ------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                         Main Street, P. O. Box 1000
                         Blountsville, Alabama  35031
                   ----------------------------------------
                   (Address of principal executive offices)

                               (205)  429-1000
                       -------------------------------
                       (Registrant's telephone number)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                   ON WHICH REGISTERED
         -------------------                  ---------------------
                 None                                  None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.10 PAR VALUE
                         ----------------------------
                               (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                             YES   X       NO
                                  ---         ---

       AS OF FEBRUARY 1, 1995 THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES WAS $ 20,495,688.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

             CLASS                         OUTSTANDING AT FEBRUARY 1, 1995
   ----------------------------            -------------------------------
   COMMON STOCK, $.10 PAR VALUE                        1,620,215

  DOCUMENTS INCORPORATED BY REFERENCE      PART OF 10-K IN WHICH INCORPORATED
- ---------------------------------------    ----------------------------------
PROXY STATEMENT FOR 1995 ANNUAL MEETING                  PART III

               THE TOTAL NUMBER OF PAGES IN THIS REPORT IS 27.

                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Shares of the Company's Common Stock ("Shares") were held by approximately 946 stockholders of record at December 31, 1994. There is no established trading market for the Shares, which have been traded inactively in private transactions. Therefore, no reliable information is available as to trades of the Shares, or as to the prices at which such Shares have traded. Management has reviewed the limited information available as to the ranges at which Shares have sold. The following data regarding Shares is provided for information purposes only, and should not be viewed as indicative of the actual or market value of Shares.


                                                                                         Estimated Price Range
                                                                                               Per Share
                                                                                       ------------------------
                                                                                         High            Low
                                                                                       ---------       --------
 1994:
   FIRST QUARTER  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $15.00          $13.00
   SECOND QUARTER   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17.50           17.50
   THIRD QUARTER  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18.00           18.00
   FOURTH QUARTER (1)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25.00           25.00


 1993:
   First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 9.66          $ 8.50
   Second Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12.00            9.66
   Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18.00           11.67
   Fourth Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15.25           12.00

A cash dividend of $.50 per share was declared by the Company's Board of Directors on January 9, 1995 and was paid on January 20, 1995. Management continues to anticipate retaining substantially all earnings to finance the Company's growth. The payment of dividends on Shares is subject to the prior payment of principal and interest on the Company's long-term debt, sufficient earnings and capital in the subsidiaries and to regulatory restrictions. See "Financial and Statistical Information" and Consolidated Financial Statements and related notes.
_____________________________

(1) On October 4, 1994, the Company purchased 115,978.384 shares of Common Stock from Jeffrey K. Cornelius, a former director and officer of the Company, for a purchase price of approximately $25.00 per share.

ITEM 6 - SELECTED FINANCIAL DATA


The following table sets forth selected financial data for the last five years. All averages are daily averages.


                                                   1994        1993          1992         1991        1990
                                                 --------    --------      --------     --------    --------
                                                            (in Thousands Except Per Share Data)
Interest income . . . . . . . . . . . . . . .    $ 20,751    $ 17,774      $ 17,798     $ 17,794    $ 16,699
Interest expense  . . . . . . . . . . . . . .       9,507       8,008         8,949       10,774      10,633
Net interest income . . . . . . . . . . . . .      11,244       9,766         8,849        7,020       6,066
Provision for loan losses . . . . . . . . . .         638         418           539          423         577
Non-interest income . . . . . . . . . . . . .       3,189       2,914         2,618        1,740       1,928
Non-interest expense  . . . . . . . . . . . .      10,193       8,824         7,297        6,279       5,568
Net income  . . . . . . . . . . . . . . . . .       2,817       2,572         2,699        1,619       1,473
Per Share data:
   Net income   . . . . . . . . . . . . . . .        1.67        1.94          2.19         1.29        1.17
   Cash dividends   . . . . . . . . . . . . .         -0-         -0-           -0-          -0-         -0-
   Shareholders' equity (book value)
       at period end  . . . . . . . . . . . .       13.99       13.49         10.80         8.61        7.24
Balance Sheet:
   Loans  . . . . . . . . . . . . . . . . . .     206,428     151,651       135,782      120,636     111,287
   Deposits   . . . . . . . . . . . . . . . .     263,413     227,770       198,312      185,050     165,978
   Long-term debt   . . . . . . . . . . . . .       8,713       6,392         3,745        4,275       4,905
   Average equity   . . . . . . . . . . . . .      22,698      15,723        12,493        9,891       8,616
   Average assets   . . . . . . . . . . . . .     276,063     232,340       209,169      191,992     168,742
   Total assets   . . . . . . . . . . . . . .     299,482     262,192       219,812      203,676     183,507
Ratios:
   Return on average assets   . . . . . . . .        1.02%       1.11%         1.29%         .84%        .87%
   Return on average equity   . . . . . . . .       12.41       16.36         21.60        16.37       17.10
   Dividend payout ratio  . . . . . . . . . .         -0-         -0-           -0-          -0-         -0-
   Average equity to average assets   . . . .        8.22        6.77          5.97         5.15        5.11
   Total risk-based capital   . . . . . . . .       13.64       16.53         11.20        10.72        9.87
   Leverage ratio   . . . . . . . . . . . . .        7.57        8.95          6.60         5.82        5.65

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on the significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Per share data for the year ended December 31, 1992 has been restated to reflect a 3-for-1 stock split effected through the issuance of a stock dividend on June 1, 1993.

The discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

SUMMARY

The Company's principal market areas are located in north central Alabama (in the counties of Blount, Dekalb, Lauderdale, Limestone, Madison, Marshall, and Morgan) and in south central Tennessee (in Giles County). All of the Company's banking facilities are located in relatively rural areas, placing an emphasis on personal service. None of the banks are located in urban areas but benefit from their reasonably close proximity to certain urban areas, as more fully described below.

Management believes that the economies of the areas in which the Company's banks operate are healthy and expanding, but not at a pace that threatens stability. With the exception of the Blount County, Alabama market, each of the Company's markets is a separate and distinct economy, located approximately 10 to 45 miles from Huntsville, Alabama and therefore close enough to share in its economic and employment benefits. Blount County is adjacent to Jefferson County, Alabama, in which the city of Birmingham is located, and is therefore close enough to Birmingham to share in its economic and employment benefits.

The employment base of the Huntsville, Alabama Metropolitan Statistical Area ("MSA") is diverse. Significant employers include the military and aerospace industries, manufacturers of durable goods, machinery, and transportation equipment, as well as retailers and service providers. Soybean, hay, corn, cotton, tobacco, dairy and poultry farming make up a significant portion of the economy as well. The Huntsville, Alabama MSA had an average unemployment rate of 5.2% in 1994, and the counties served by the Company had unemployment averaging 5.6% in 1994, both lower than the average of 6.0% experienced in Alabama in 1994. In the Company's markets, the increase in the per capita income over the last ten years has surpassed the rate for the State of Alabama, as has population growth over the last year. The current economic prospects in the Company's markets are good, and the Company attempts to assist those prospects by returning the deposits of its customers to the communities from which they come in the form of loans.

The Company's net income of $2,817,046 for 1994 was 10 percent more than 1993's amount of $2,572,366, which was 5 percent less than the $2,698,784 earned during 1992. When stated as changes in net income per share, 1994 represented a 14 percent decrease from 1993 compared to an 11 percent decrease in 1993 over 1992. The initial costs of opening the new Tennessee bank subsidiary, resulting in net losses of $152,007 and $176,981 in 1994 and 1993, respectively, has had a significant impact on the growth of the Company's net earnings.

The continued growth in Company earnings is a response to management's emphasis on quality loans and investments with good yields while keeping expenses in line. The loss sustained by Community Bank (Tennessee) was fully anticipated and projected prior to opening. The expected growth of the Tennessee bank should become a significant factor to the Company's future earnings.

A stock offering of $9 million commenced in October 1993 and closed fully sold in February 1994. This additional capital and the retained earnings generated have placed the Company in the strongest capital position since its inception for future growth and expansion.

EARNING ASSETS

Average earning assets in 1994 increased 19 percent over 1993 primarily as a result of increases in the loan portfolio. The mix of average earning assets shifted toward the loan portfolio during 1994 as loans averaged 70 percent of the total for 1994, up from 66 percent during 1993. As a percentage of total average earning assets, investments securities averaged 28 percent and other earning asset categories averaged 2 percent for 1994. In the previous year, the comparable mix was 31 percent in investment securities and 3 percent in the other earning asset categories. The increased volume in earning assets contributed to the higher net interest income reported by the Company. Average earning assets for 1993 increased 11 percent over 1992.

Average loans increased 27 percent in 1994 with much of the increase concentrated in the real estate financing areas. Total loans outstanding at year-end were up 36 percent over the previous year-end level. Real estate-mortgage loans increased 36 percent and consumer loans increased 34 percent from year-end 1993 to year-end 1994. Commercial, financial and agricultural loans, which made up 23 percent of the total loans, increased 37 percent when compared to the previous year. Real estate-construction loans increased 82 percent but had little effect due to representing only 2 percent of total loans. Total loans at year-end 1993 grew 12 percent over 1992 and average loans grew 9 percent over the same period.

The Company has intentionally avoided the growing national market in loans to finance leveraged buy-outs, participating in no nationally syndicated leveraged buy-out loans. Concurrently, it has avoided exposure to lesser developed country ("LDC") debt, having no LDC loans in its portfolio.

The following table shows the classification of loans by major category at December 31, 1994 and for each of the preceding four years. The second table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year.


                                LOAN PORTFOLIO

                                                                December 31,
                    ------------------------------------------------------------------------------------------------------
                              1994               1993               1992                1991                  1990
                    -------------------- ------------------  ------------------  -------------------  --------------------
                               PERCENT             Percent             Percent              Percent               Percent
                     AMOUNT    OF TOTAL   Amount   of Total   Amount   of Total   Amount    of Total   Amount     of Total
                    -------    --------  -------   --------  -------   --------  --------   --------  -------     --------
                                                               (in Thousands)
Commercial,
 financial and
 agricultural .     $ 46,892    22.1%    $ 34,200    22.0%   $ 32,261    23.1%   $ 30,918    24.9%    $ 33,100     28.6%
Real estate -
 construction .        3,972     1.9        2,186     1.4       2,294     1.7       2,794     2.2        1,652      1.4
Real estate -
 mortgage   . .      103,194    48.6       75,835    48.7      64,846    46.5      52,998    42.6        46,432    40.2
Consumer  . . .       58,051    27.4       43,470    27.9      39,988    28.7      37,630    30.3        34,475    29.8
                     -------    ----     --------    ----    --------    ----    --------    ----        ------    ----
                     212,109   100.0%     155,691   100.0%    139,389   100.0%    124,340   100.0%      115,659   100.0%
                               =====                =====               =====               =====                 =====

Less: Unearned
 income   . . .        5,681                4,040               3,607               3,704                 4,372
 Allowance for
 loan losses  .        1,548                1,255               1,062                 940                   777
                     -------             --------            --------            --------              --------
Net loans . . .     $204,880             $150,396            $134,720             119,696              $110,510
                    ========             ========            ========            ========              ========


             SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY


                                                                                       Rate Structure For Loans
                                                      Maturity                          Maturing Over One Year
                                 ------------------------------------------------    ----------------------------
                                                 Over One
                                                   Year
                                     One          Through      Over                  Predetermined    Floating or
                                   Year or         Five        Five                    Interest       Adjustable
                                    Less           Years       Years      Total          Rate            Rate
                                   -------        ------      -------    -------       ---------      -----------
                                                                (in Thousands)
Commercial, financial
  and agricultural  . . . . .     $15,801         $7,991      $23,100    $46,892        $20,232         $10,859
Real estate -
  construction  . . . . . . .       3,369             65          539      3,973            245             359
                                  -------         ------      -------    -------        -------         -------

                                  $19,170         $8,056      $23,639    $50,865        $20,477         $11,218
                                  =======         ======      =======    =======        =======         =======

INVESTMENT PORTFOLIO

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as investment securities, it is the intention to hold such securities for the foreseeable future. On January 1, 1994, the Company transferred selected securities to an available for sale category to appropriately reflect the nature of the Company's holdings that are available for sale should liquidity needs dictate. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1994 gross investment securities sales were $19.8 million and maturities were $33.1 million, representing 28.1 percent and 46.9 percent, respectively, of the average portfolio for the year. Gains associated with the sales were $21 thousand, accounting for 1 percent of noninterest income. Gross unrealized gains in the portfolio amounted to $379 thousand at year end 1994 and unrealized losses amounted to $3.6 million. Average investment securities increased 6.0 percent from 1993.

Mortgage-backed securities have varying degrees of risk of impairment of principal compared to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. As of December 31, 1994 and 1993, the Company's mortgage-backed securities portfolio contained no interest-only strip securities and the amount of unamortized premium on mortgage-backed securities was only $21,300. The recoverability of the Company's investment in mortgage-backed securities is reviewed periodically, and if necessary, appropriate adjustments will be made to income for impaired values.

The carrying amount of investment securities at the end of each of the last three years is set forth in the following table.

                             INVESTMENT PORTFOLIO

                                                                                     December 31,
                                                                     -----------------------------------------
                                                                      1994                1993           1992
                                                                     -------            -------        -------
                                                                                    (in Thousands)
Securities Held to Maturity:
- ----------------------------
   U. S. Treasury and U.S. Government agencies  . . . . . . .        $12,345            $10,564        $23,417
   Mortgage-backed securities . . . . . . . . . . . . . . . .         12,680             16,479         24,278
   State and municipal securities . . . . . . . . . . . . . .         16,508             14,962         11,183
   Foreign debt securities  . . . . . . . . . . . . . . . . .            -0-                485            -0-
                                                                     -------            -------        --------
      Total securities held to maturity . . . . . . . . . . .        $41,533            $42,490        $58,878
                                                                     =======            =======        =======

Securities Available for Sale:
- ------------------------------
   U. S. Treasury and U.S. Government agencies  . . . . . . .        $15,719            $24,655        $   -0-
   Mortgage-backed securities . . . . . . . . . . . . . . . .          2,331             12,226            -0-
   State and municipal securities . . . . . . . . . . . . . .          2,804              2,862            -0-
   Foreign debt securities  . . . . . . . . . . . . . . . . .            -0-                -0-            -0-
                                                                     -------            -------        --------
      Total securities available for sale . . . . . . . . . .        $20,854            $39,743        $   -0-
                                                                     =======            =======        =======

Total Investment Securities:
- ----------------------------
   U. S. Treasury and U.S. Government agencies  . . . . . . .        $28,064            $35,219        $23,417
   Mortgage-backed securities . . . . . . . . . . . . . . . .         15,011             28,705         24,278
   State and municipal securities . . . . . . . . . . . . . .         19,312             17,824         11,183
   Foreign debt securities  . . . . . . . . . . . . . . . . .            -0-                485            -0-
                                                                     -------            -------        --------
      Total investment securities . . . . . . . . . . . . . .        $62,387            $82,233        $58,878
                                                                     =======            =======        =======

Average taxable securities were 73.5 percent of the portfolio in 1994 and 77.3 percent in 1993 while tax-exempt securities were 26.5 percent in 1994 and 22.7 percent in 1993. Average taxable securities increased 0.8 percent while average tax-exempt securities increased 23.7 percent in 1994. Average investment securities for 1993 increased 8.4 percent from 1992 average levels. Period-end securities for 1994 decreased 24.1 percent from the previous year due to loan demand in excess of deposit growth.

The maturities and weighted average yields of the investments in the 1994 portfolio of investment securities are presented below. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations. The average maturity of the investment portfolio is
10.6 years with an average yield of 7.1 percent. Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

                    INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                                              Maturing
                        ---------------------------------------------------------------------------------------
                              Within              After One But        After Five But             After
                             One Year           Within Five Years     Within Ten Years           Ten Years
                        ------------------     ------------------   -------------------    --------------------
                          Amount    Yield        Amount   Yield      Amount      Yield      Amount       Yield
                        ---------  -------     ---------  -------   --------    -------    ---------    -------
                                                           (in Thousands)
Securities Held to Maturity:
- ----------------------------
  U. S. Treasury          $  -0-      -0-%     $ 2,342     5.67%    $   -0-       -0-%     $   -0-        -0-%
  U. S. Government
  agencies  . . . .        3,612     5.12        4,807     7.08       3,244      6.26       11,020       6.00
  State and municipal
  securities  . . .           15     7.20          580     8.52       2,671      9.17       13,241       8.94
                          ------               -------              -------                -------
    Subtotal  . . .
                          $3,627     5.13      $ 7,729     6.76     $ 5,915      7.57      $24,261       7.60
                          ======               =======              =======                =======

Securities Available for Sale:
- ------------------------------
  U. S. Treasury          $2,525     7.38%     $ 8,205     5.74%    $ 4,989      5.56%     $   -0-        -0-%
  U. S. Government
  agencies  . . . .           11     8.23        1,179     8.23         312      9.00          830       6.63
  State and municipal
  securities  . . .           81    12.00          485    10.56         363     10.53        1,875      10.52
                          ------               -------              -------                -------
    Subtotal  . . .
                          $2,617     7.52      $ 9,869     6.28     $ 5,664      6.07      $ 2,705       9.93
                          ======               =======              =======                =======

Total Investment Securities:
- ----------------------------
  U. S. Treasury          $2,525     7.38%     $10,547     5.72%    $ 4,989      5.56%     $   -0-        -0-%
  U. S. Government
  agencies  . . . .        3,623     5.13        5,986     7.31       3,556      6.50       11,850       6.04
  State and municipal
  securities  . . .           96    11.25        1,065     9.45       3,024      9.33       15,116       9.14
                          ------               -------              -------                -------
    Total   . . . .
                          $6,244     6.13      $17,598     6.49     $11,579      6.84      $26,966       7.77
                          ======               =======              =======                =======

There were no securities held by the Company, whose aggregate value on December 31, 1994 exceeded ten percent of the Company's consolidated shareholders' equity at that date. (1)
____________________
(1) Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U. S. Government and U. S. Government agencies and corporations are not included.

Average Federal funds sold decreased 62.4 percent, reflecting the decreased cash available from loan growth. During 1993, average Federal Funds increased
98.9 percent from 1992 levels. As a percentage of average earning assets, these funds represented .8 percent for 1994 compared to 2.5 percent for 1993.

The average balance of interest-bearing deposits with other banks increased
75.6 percent from 1993 to 1994. The average balance from 1992 to 1993 increased
64.4 percent. Total average earning assets as compared to total average assets for 1994 and 1993 were 91.7 and 91.9 percent, respectively.

There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

DEPOSITS AND BORROWED FUNDS

The Company's primary source of funds is derived from its deposits. Continued enhancement of existing products and emphasis upon better customer service fuels the growth in the deposit base. Emphasis has been placed upon attracting consumer deposits. It is the Company's intent to expand its consumer base in order to continue to fund asset growth.

The portion of the Company's average liabilities represented by interest-bearing deposits increased in both 1994 and 1993 by 15.0 percent and
9.8 percent, respectively. During the same periods, average noninterest-bearing deposits increased 21.7 percent and 15.1 percent, respectively. Customer confidence and satisfaction is evidenced by the increase in total average deposits of 15.8 percent in 1994 and 10.4 percent in 1993. The largest dollar increase was in the time deposits category.

Average interest-bearing demand deposits rose 23.7 percent while average savings deposits increased 6.9 percent, and average time deposits increased
15.0 percent. The two categories of lowest cost deposits comprised the following percentages of total deposits during 1994 and 1993, respectively: average noninterest-bearing demand deposits - 13.0 percent and 12.3 percent; and average interest-bearing demand deposits - 18.7 percent and 17.5 percent. Of total time deposits, approximately 22.0 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1994 are summarized in the table below.

                       MATURITIES OF LARGE TIME DEPOSITS

                                                                      Time           Other
                                                                  Certificates        Time
                                                                   of Deposit       Deposits           Total
                                                                  -------------    ------------     ------------
                                                                                  (in Thousands)
Three months or less  . . . . . . . . . . . . . . . . . .            $ 5,369          $14,555          $19,924
Over three through six months . . . . . . . . . . . . . .              2,676              -0-            2,676
Over six through twelve months  . . . . . . . . . . . . .              4,610              -0-            4,610
Over twelve months  . . . . . . . . . . . . . . . . . . .             18,553              -0-           18,553
                                                                     -------          -------          -------

  Total   . . . . . . . . . . . . . . . . . . . . . . . .            $31,208          $14,555          $45,763
                                                                     =======          =======          =======





Borrowed funds consist primarily of short-term borrowings and long-term debt. Short-term borrowings at year-end 1994 and 1993 consisted the U. S. Treasury Tax and Loan Note Option account and securities sold under agreements to repurchase. Long-term debt consisted of various commitments with scheduled maturities from one to twenty years.

The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 1994.

                          MATURITIES OF LONG-TERM DEBT

                                                     1995        1996         1997        1998        1999
                                                    ------      ------       ------      ------      ------
                                                                        (in Thousands)
Interest on indebtedness  . . . . . . . . .         $  653      $  577       $  497      $  419      $  340
Repayment of principal  . . . . . . . . . .            924         927          931         935         939
                                                     -----      ------       ------      ------      ------

                                                    $1,577      $1,504       $1,428      $1,354      $1,279
                                                    ======      ======       ======      ======      ======

LIQUIDITY MANAGEMENT

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of the subsidiary Banks' customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.
Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

Dividends paid by Community Bank (Alabama) are the primary source of funds available to the Company for debt repayment, payment of dividends to its stockholders and other needs. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Alabama Superintendent of Banks is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. At December 31, 1994, Community Bank (Alabama) could have declared dividends of $6,688,768 without approval of regulatory authorities.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate-construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $19.2 million or 9.0 percent of the total loan portfolio at December 31, 1994 and investment securities maturing in one year or less equaled $6.2 million or 10.0 percent of the portfolio. Other sources of liquidity include short-term investments such as Federal funds sold and maturing interest-bearing deposits with other banks.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of federal funds from another commercial bank from an available line of up to $2,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable company cash position.

INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis. The following tables show interest sensitivity gaps for these different intervals as of December 31, 1994.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                       0-30        31-90       91-365        1-5         Over 5
                                       Days         Days        Days        Years        Years        Total
                                     --------     --------    --------     --------     -------     --------
At December 31, 1994                                             (in Thousands)
Interest-earning assets (1)
- ---------------------------
  Loans . . . . . . . . . . . .      $ 18,623     $ 22,149    $ 35,409     $ 97,487     $32,338     $206,006
  Investment Securities:
   Taxable  . . . . . . . . . .           -0-        1,007       5,130       16,543      20,395       43,075
   Tax-exempt   . . . . . . . .           -0-          -0-          96        1,065      18,150       19,311
  Time deposits in other banks          1,164          -0-         750          200         -0-        2,114
  Federal funds sold  . . . . .           100          -0-         -0-          -0-         -0-          100
                                     --------     --------    --------     --------     -------     --------
                                       19,887       23,156      41,385      115,295      70,883      270,606
                                     --------     --------    --------     --------     -------     --------
Interest-bearing liabilities (2)
  Demand deposits (3) . . . . .        16,184       16,184      16,184          -0-         -0-       48,552
  Savings deposits (3)  . . . .        14,438       14,438      14,439          -0-         -0-       43,315
  Time deposits . . . . . . . .         8,339       26,160      37,358       70,123          50      142,030
  Other short-term borrowings .         2,044          -0-         -0-          -0-         -0-        2,044
  Long term debt  . . . . . . .            77          154         693        3,732       4,057        8,713
                                     --------     --------    --------     --------     -------     --------
                                       41,082       56,936      68,674       73,855       4,107      244,654
                                     --------     --------    --------     --------     -------     --------

Interest sensitivity gap  . . .      $(21,195)     $(33,780)   $(27,289)    $ 41,440     $66,776     $ 25,952
                                     ========     ========    ========     ========     =======     ========

Cumulative interest
  sensitivity gap . . . . . . .      $(21,195)    $(54,975)   $(82,264)    $(40,824)    $25,952
                                     ========     ========    =========    ========     =======

Ratio of interest-earning assets
  to interest-bearing liabilities        0.48         0.41         0.60        1.56       17.26
                                     ========     ========    =========    ========     =======
Cumulative ratio  . . . . . . .          0.48         0.44         0.51        0.83        1.11
                                     ========     ========    =========    ========     =======
Ratio of cumulative gap to
  total interest-bearing assets         (0.08)       (0.20)       (0.30)      (0.15)       0.10
                                     ========     ========    =========    ========     =======

- -----------------

(1)  Excludes nonaccrual loans and securities.
(2) Excludes matured certificates which have not been redeemed by the customer and on which no interest is accruing.
(3) Demand and savings deposits are assumed to be subject to movement into other deposit instruments in equal amounts during the 0-30 day period, the 31-90 day period, and the 91-365 day period.

The above table indicates that in a rising interest rate environment, the Company's earnings may be adversely affected in the 0-365 day periods where liabilities will reprice faster than assets.

As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of interest-bearing liabilities over earning assets of $21.2 million. For the first 365 days, interest-bearing liabilities exceed earning assets by $82.3 million. During this one year time period, 68.1 percent of all interest bearing liabilities will reprice compared to 31.2 percent of all interest-earning assets. This suggests that the interest margin of the Company would expand should interest rates decline and shrink should rates increase.

Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself will not ensure maximum net interest income. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

During the last quarter of 1993 and the first quarter of 1994, the Company offered a maximum of 600,000 shares of its $.10 par value common stock at $15 per share with the anticipation of raising up to $9,000,000 of capital. On February 11, 1994 the offering was closed upon full subscription of all 600,000 shares offered for sale, raising $8,916,742 of capital after reduction for offering costs. The proceeds of this offering are available for debt reduction, capital enhancement and future growth and expansion of the Company.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, amounted to $23.3 million at December 31, 1994. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-based capital and was $26.7 million at year-end 1994. The percentage ratios, as calculated under the guidelines were 11.91 percent and 13.64 percent for Tier I and Total Risk-based capital, respectively, at year-end 1994. Both levels currently exceed the minimum ratios of four percent and eight percent, respectively.

Applying the current guidelines to the preceding two years also resulted in capital ratios exceeding the minimum requirements.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio the Company's shareholders equity, minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Company's shareholders equity, minus all intangibles, divided by total assets minus all intangibles. The Company's leverage ratios as of December 31, 1994, 1993 and 1992 exceeded the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

The table below illustrates the company's regulatory capital ratios at December 31, 1994, 1993 and 1992 under the year end 1994 requirements.

                            CAPITAL ADEQUACY RATIOS

                                                                      1994             1993             1992
                                                                    --------         --------         --------
                                                                                   (in thousands)
    Tier 1 Capital  . . . . . . . . . . . . . . . . . . . . .       $ 23,311         $ 23,465         $ 13,810
    Tier 2 Capital  . . . . . . . . . . . . . . . . . . . . .          3,381            1,255            1,494
                                                                    --------         --------         --------

          TOTAL QUALIFYING CAPITAL  . . . . . . . . . . . . .       $ 26,692         $ 24,720         $ 15,304
                                                                    ========         ========         ========

    Risk Adjusted Total Assets (including
     off-balance-sheet exposures)   . . . . . . . . . . . . .       $195,646         $149,576         $136,683
                                                                    ========         ========         ========

    Tier 1 Risk-Based Capital Ratio   . . . . . . . . . . . .          11.91%           15.69%           10.10%
                                                                    ========         ========         ========

    Total Risk-Based Capital Ratio  . . . . . . . . . . . . .          13.64%           16.53%           11.20%
                                                                    ========         ========         ========

    Leverage Ratio  . . . . . . . . . . . . . . . . . . . . .           7.57%            8.95%            6.60%
                                                                    ========         ========         ========

    Tangible Leverage Ratio   . . . . . . . . . . . . . . . .           7.08%            8.35%            5.76%
                                                                    ========         ========         ========


In addition to regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. The following table summarizes these and other key ratios for the Company for each of the last three years.


                          RETURN ON EQUITY AND ASSETS

                                                                              Years Ended December 31,
                                                                        ---------------------------------------
                                                                         1994             1993             1992
                                                                        -----            -----            -----
Return on average assets  . . . . . . . . . . . . . . . . . .            1.02%            1.11%            1.29%
Return on average equity  . . . . . . . . . . . . . . . . . .           12.41            16.36            21.60
Dividend payout ratio . . . . . . . . . . . . . . . . . . . .           -----            -----            -----
Average equity to average assets ratio  . . . . . . . . . . .            8.22             6.77             5.97


RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the principal source of a financial institution's earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities materially impact net interest income. All discussions in this section assume a taxable equivalent basis unless otherwise noted.

Net interest income for 1994 increased 15.4 percent from 1993 and 11.4 percent in 1993 over 1992. Increased volume in 1994 and 1993 accounted for the majority of the increase. The schedule on pages 24 and 25 provides the detail changes in interest income, interest expense and net interest income due to changes in volume and rate.

Interest income increased 16.9 percent in 1994 and .8 percent in 1993. The 1994 increase is due solely to the 18.6 percent increase in average earning assets, as there was a 13 basis point decline in the average yield on earning assets. The nominal increase in interest income in 1993 was attributable to the 84 basis point decline in the yields on earning assets. Interest income on loans increased 24.7 percent due entirely to increased volume. Interest income on investment securities decreased 3.3 percent from 1993 to 1994 as a result of decreased rates.

Total interest expense increased 18.7 percent due to the effect of a 16.7 percent increase in volume of average interest-bearing liabilities added to the effect of an 8 basis point increase in the rate paid. The rise of interest on deposits and short-term borrowings was due to an increase in both rates and volume.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 1994 was 4.79 percent as compared to 4.92 percent for 1993.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread for 1994 decreased 21 basis points to 4.21 percent from the 1993 spread of 4.42 percent as the yields on earning assets increased at a slower pace than the cost of interest-bearing liabilities.
See the accompanying schedules entitled "Rate/Volume Variance Analysis" and "Consolidated Average Balances, Interest Income/Expenses and Yields/Rates" for more information.

Federal income tax laws applicable to banks during 1994 and 1993 were substantially different from those applicable in prior years. Imposition of the alternative minimum tax, changes in tax rates and the effective elimination of the tax-exempt status of certain previously tax-exempt income, resulted in the distortion of the comparability of yields, interest rate spreads and margins presented on an assumed tax equivalency basis.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

                                                                      Years Ended December 31,
                                                       --------------------------------------------------------
                                                        1994        1993         1992         1991         1990
                                                        ----        ----         ----         ----         ----
Rate earned on earning assets . . . . . . . .           8.20%       8.32%        9.22%       10.03%       10.77%
Rate paid on borrowed funds . . . . . . . . .           4.33        4.25         5.21         6.73         7.62
Interest rate spread  . . . . . . . . . . . .           3.87        4.07         4.01         3.30         3.15
Net yield on earning assets . . . . . . . . .           4.44        4.57         4.58         3.96         3.91

1994 was characterized by interest rates which were lower than the last few years in the beginning of the year, but were steadily increasing during the course of the year. Despite the increasing rate environment, which saw interest-bearing liabilities reprice at a faster pace than that of interest-earning assets, net interest income increased by 15.1 percent due to the 18.6 percent increase in average earning asset volume.

Absolute changes in net interest income from 1993 to 1994 and from 1992 to 1993 were $1.5 million and $917 thousand, respectively, as reported in the Consolidated Statements of Income. The net interest margin decreased to 4.44 percent in 1994 from 4.57 percent in 1993 and the interest rate spread decreased to 3.87 percent for 1994 from 1993's 4.07 percent.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES Taxable Equivalent Basis (in Thousands)

                                                                              YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                                     1994
                                                                    ---------------------------------------
                                                                    AVERAGE          INCOME/          YIELD/
                                                                    BALANCE          EXPENSE           RATE
                                                                    --------         -------           ----
ASSETS
 Earning assets:
  Loans, net of unearned income (1)   . . . . . . . . . .           $178,123         $16,614           9.33%
  Investment securities:
    Taxable . . . . . . . . . . . . . . . . . . . . . . .             51,846           3,105           5.99
    Tax-exempt  . . . . . . . . . . . . . . . . . . . . .             18,667           1,719           9.21
                                                                    --------         -------
     Total investment securities  . . . . . . . . . . . .             70,513           4,824           6.84
    Time deposits in other banks  . . . . . . . . . . . .              2,581             108           4.18
    Federal funds sold  . . . . . . . . . . . . . . . . .              1,987              81           4.08
                                                                    --------         -------
     Total interest-earning assets (2)  . . . . . . . . .            253,204          21,627           8.54

 Non interest-earning assets:
  Cash and due from banks   . . . . . . . . . . . . . . .             11,780
  Premises and equipment  . . . . . . . . . . . . . . . .              8,251
  Accrued interest and other assets   . . . . . . . . . .              4,251
  Allowance for loan losses   . . . . . . . . . . . . . .             (1,423)
                                                                    --------

    Total assets  . . . . . . . . . . . . . . . . . . . .           $276,063
                                                                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Demand deposits   . . . . . . . . . . . . . . . . . . .           $ 45,249           1,509           3.33
  Savings deposits  . . . . . . . . . . . . . . . . . . .             42,425           1,400           3.30
  Time deposits   . . . . . . . . . . . . . . . . . . . .            123,124           5,940           4.82
                                                                    --------         -------
                                                                     210,798           8,849           4.20
  Other short-term borrowings   . . . . . . . . . . . . .              1,554             112           7.21
  Long-term debt  . . . . . . . . . . . . . . . . . . . .              7,403             546           7.38
                                                                    --------         -------
    Total interest-bearing liabilities  . . . . . . . . .            219,755           9,507           4.33
                                                                                     -------           ----
 Noninterest-bearing liabilities:
  Demand deposits   . . . . . . . . . . . . . . . . . . .             31,369
  Accrued interest and other liabilities  . . . . . . . .              2,241
  Shareholders' equity  . . . . . . . . . . . . . . . . .             22,698
                                                                    --------

    Total liabilities and shareholders' equity  . . . . .           $276,063
                                                                    ========

Net interest income/net interest spread . . . . . . . . .                             12,120           4.21%
                                                                                                       ====

Net yield on earning assets . . . . . . . . . . . . . . .                                              4.79%
                                                                                                       ====
Taxable equivalent adjustment:
 Loans  . . . . . . . . . . . . . . . . . . . . . . . . .                                291
 Investment securities  . . . . . . . . . . . . . . . . .                                585
                                                                                     -------
  Total taxable equivalent adjustment   . . . . . . . . .                                876
                                                                                     -------

Net interest income . . . . . . . . . . . . . . . . . . .                            $11,244
                                                                                     =======

______________________________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

(columns continued on next page)

                                     Years Ended December 31,
     -----------------------------------------------------------------------------------------
                        1993                                               1992
     ----------------------------------------           --------------------------------------
     Average           Income/         Yield/           Average           Income/       Yield/
     Balance           Expense          Rate            Balance           Expense        Rate
     -------           -------         ------           -------           -------       ------

     $140,294          $13,319         9.49%            $128,167          $13,175       10.28%

       51,436            3,528         6.86               52,706            4,129        7.83
       15,089            1,462         9.69                8,655              932       10.77
     --------          -------                          --------          -------
       66,525            4,990         7.50               61,361            5,061        8.25
        1,470               41         2.79                  894               43        4.81
        5,281              158         2.99                2,655               91        3.43
     --------          -------                          --------          -------
      213,570           18,508         8.67              193,077           18,370        9.51


        9,256                                              6,943
        6,457                                              5,612
        4,216                                              4,545
       (1,159)                                            (1,008)
     --------                                           --------

     $232,340                                           $209,169
     ========                                           ========



     $ 36,580            1,189         3.25             $ 28,527            1,055        3.70
       39,686            1,296         3.27               34,881            1,503        4.31
      107,054            5,230         4.89              103,516            6,091        5.88
     --------          -------                          --------          -------
      183,320            7,715         4.21              166,924            8,649        5.18
          949               22         2.32                  920               30        3.26
        4,102              272         6.63                3,963              270        6.81
     --------          -------                          --------           ------       -----
      188,371            8,009         4.25              171,807            8,949        5.21
                       -------         ----                               -------       -----

       25,779                                             22,404
        2,467                                              2,465
       15,723                                             12,493
     --------                                           --------

     $232,340                                           $209,169
     ========                                           ========

                        10,499         4.42%                                9,421        4.30%
                                       ====                                             =====

                                       4.92%                                             4.88%
                                       ====                                             =====

                           233                                                253
                           500                                                319
                       -------                                            -------
                           733                                                572
                       -------                                            -------

                       $ 9,766                                            $ 8,849
                       =======                                            =======


RATE/VOLUME VARIANCE ANALYSIS
Taxable Equivalent Basis


                                                             Average Volume               Change in Volume
                                                    ---------------------------------   ---------------------
                                                      1994         1993        1992     1994-1993   1993-1992
                                                    --------     --------    --------   ---------   ---------
                                                                          (in Thousands)
EARNING ASSETS:
Loans, net of unearned income . . . . . . . . . .   $178,123     $140,294    $128,167    $37,829      $12,127
Investment securities:
  Taxable . . . . . . . . . . . . . . . . . . . .     51,846       51,436      52,706        410
                                                                                                       (1,270)
  Tax exempt  . . . . . . . . . . . . . . . . . .     18,667       15,089       8,655      3,578        6,434
                                                    --------     --------    --------    -------      -------

   Total investment securities  . . . . . . . . .     70,513       66,525      61,361      3,988        5,164

Interest-bearing deposits with other banks  . . .      2,581        1,470         894      1,111          576

Federal funds sold  . . . . . . . . . . . . . . .      1,987        5,281       2,655     (3,294)       2,626
                                                    --------     --------    --------    -------      -------

   Total earning assets   . . . . . . . . . . . .   $253,204     $213,570    $193,077    $39,634      $20,493
                                                    ========     ========    ========    =======      =======

INTEREST-BEARING LIABILITIES:
Deposits:
  Demand  . . . . . . . . . . . . . . . . . . . .   $ 45,249     $ 36,580    $ 28,527    $ 8,669      $ 8,053
  Savings . . . . . . . . . . . . . . . . . . . .     42,425       39,686      34,881      2,739        4,805
  Time  . . . . . . . . . . . . . . . . . . . . .    123,124      107,054     103,516     16,070        3,538
                                                    --------     --------    --------    -------      -------

   Total interest-bearing deposits  . . . . . . .    210,798      183,320     166,924     27,478       16,396

Other short-term borrowings . . . . . . . . . . .      1,554          949         920        605           29

Long-term debt  . . . . . . . . . . . . . . . . .      7,403        4,102       3,963      3,301          139
                                                    --------     --------    --------    -------      -------

   Total interest-bearing liabilities   . . . . .   $219,755     $188,371    $171,807    $31,384      $16,564
                                                    ========     ========    ========    =======      =======

Net interest income/net interest spread . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Net yield on earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Net cost of funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

(columns continued on next page)

                                                                                          Variance Attributed to (1)
                                                                                      ------------------------------------
         AVERAGE RATE          Interest Income/Expense               Variance               1994             1993
- --------------------------   --------------------------      -----------------------  ----------------  ------------------
  1994     1993     1992       1994     1993     1992         1994-1993   1993-1992   Volume      Rate  Volume        Rate
- -------- -------- --------   -------- -------- --------      ----------- -----------  ------      ----  ------        ----
                                                     (in Thousands)
 9.33%    9.49%    10.28%     $16,614  $13,319  $13,175         $3,295     $  144     $3,524      (229) $1,197      (1,053)


 5.99     6.86      7.83        3,105    3,528    4,129           (423)      (601)        28      (451)    (98)       (503)
 9.21     9.69     10.77        1,719    1,462      932            257        530        332       (75)    631        (101)
                              -------  -------  -------         ------     ------     ------     -----  ------     -------

 6.84     7.50      8.25        4,824    4,990    5,061           (166)       (71)       360      (526)    533        (604)
 4.18     2.79      4.81          108       41       43             67         (2)        40        27      21         (23)
 4.08     2.99      3.43           81      158       91            (77)        67       (121)       44      80         (13)
                              -------  -------  -------         ------     ------     ------     -----  ------     -------

 8.54     8.67      9.51       21,627   18,508   18,370          3,119        138      3,803      (684)  1,831      (1,693)

 3.33     3.25      3.70        1,509    1,189    1,055            320        134        290        30     273        (139)
 3.30     3.27      4.31        1,400    1,296    1,503            104       (207)        92        12     188        (395)
 4.82     4.89      5.88        5,940    5,230    6,091            710       (861)       785       (75)    201      (1,062)
                              -------  -------  -------         ------     ------     ------     -----  ------     -------

 4.20     4.21      5.18        8,849    7,715    8,649          1,134       (934)     1,167       (33)    662      (1,596)

 7.21     2.32      3.26          112       22       30             90         (8)        21        69       1          (9)
 7.38     6.63      6.81          546      272      270            274          2        240        34       9          (7)
                              -------  -------  -------         ------     ------     ------     -----  ------     -------

 4.33     4.25      5.21        9,507    8,009    8,949          1,498       (940)     1,428        70     672      (1,612)
 ----     ----      ----      -------  -------  -------         ------     ------     ------     -----  ------     -------

 4.21%    4.42%     4.30%     $12,120  $10,499  $ 9,421         $1,621     $1,078     $2,375     $(754) $1,159     $   (81)
 ====     ====      ====      =======  =======  =======         ======     ======     =======    =====  ======     =======

 4.79%    4.92%     4.88%
 ====     ====      ====

 3.75%    3.75%     4.63%
 ====     ====      ====

_______________
(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses increased 52.6 percent in 1994 compared to a decrease of 22.4 percent in 1993, providing an increase of 23.3 percent in the allowance for loan losses. Net loan charge-offs increased 53.3 percent in 1994 after decreasing 46.0 percent in 1993. Net charge-offs on consumer loans amounted to 89.3 percent of total net charge-offs for 1994 compared to 31.6 percent in 1993 and 41.5 percent in 1992. Management believes that the $1,548,000 in the allowance for loan losses at December 31, 1994 (.75% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Company's historical experience.
No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 1994.


                       SUMMARY OF LOAN LOSS EXPERIENCE

                                                           1994        1993        1992        1991         1990
                                                         --------    --------    --------    --------    ---------
                                                                               (in Thousands)
Allowance for loan losses at beginning of year  . . .    $  1,255    $  1,062    $    940    $    777     $    543
Loan charged off
  Commercial, financial and agricultural  . . . . . .          91         129         112          82          162
  Real Estate - Mortgage  . . . . . . . . . . . . . .         -0-          33         143          53           64
  Consumer. . . . . . . . . . . . . . . . . . . . . .         319         134         226         221          168
                                                         --------    --------    --------    --------     --------
Total loans charged off . . . . . . . . . . . . . . .         410         296         481         356          394
                                                         --------    --------    --------    --------     --------
Recoveries on loans previously charged off
  Commercial, financial and agricultural  . . . . . .          52           8           2          14          ---
  Real Estate - Mortgage  . . . . . . . . . . . . . .           2         -0-           9           4          ---
  Consumer. . . . . . . . . . . . . . . . . . . . . .          11          63          53          78           51
                                                         --------    --------    --------    --------     --------
   Total recoveries . . . . . . . . . . . . . . . . .          65          71          64          96           51
                                                         --------    --------    --------    --------     --------
Net loans charged off . . . . . . . . . . . . . . . .         345         225         417         260          343
Provision for loan losses . . . . . . . . . . . . . .         638         418         539         423          577
                                                         --------    --------    --------    --------     --------
Allowance for loan losses at end of period  . . . . .    $  1,548    $  1,255    $  1,062    $    940    $     777
                                                         ========    ========    ========    ========    =========
Loans, net of unearned income, at end of period . . .    $206,428    $151,651    $135,782    $120,636    $ 111,287
                                                         ========    ========    ========    ========    =========
Average loans, net of unearned income,
  outstanding for the period  . . . . . . . . . . . .    $178,123    $140,294    $128,167    $113,920    $ 100,112
                                                         ========    ========    ========    ========    =========

                                                           1994        1993        1992        1991         1990
                                                         --------    --------    --------    --------    ---------
Ratios:
  Allowance at end of period to loans, net of
   unearned income  . . . . . . . . . . . . . . . . .         .75%        .83%        .78%        .78%         .70%
  Allowance at end of period to average loans,
   net of unearned income   . . . . . . . . . . . . .         .87         .89         .83         .83          .78
  Net charge-offs to average loans, net of
   unearned income  . . . . . . . . . . . . . . . . .         .19         .16         .33         .23          .34
  Net charge-offs to allowance at end of period . . .       22.29       17.93       39.27       27.66        44.14
  Recoveries to prior year charge-offs  . . . . . . .       21.96       14.76       17.98       24.37        20.73


In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process.

In evaluating the allowance, management also considers the loan loss experience of Community Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information.

Management allocated the reserve for loan losses to specific loan classes as follows:

                        ALLOCATION OF LOAN LOSS RESERVE


                                                            December 31,
                      -----------------------------------------------------------------------------------------
                            1994              1993              1992               1991             1990
                      ----------------  ----------------  ----------------   ----------------  ----------------
                               Percent           Percent           Percent            Percent           Percent
                      Amount  of Total  Amount  of Total  Amount  of Total   Amount  of Total  Amount  of Total
                      ------  --------  ------  --------  ------  --------   ------  --------  ------  --------
                                                           (in Thousands)
Domestic loans
 Commercial,
   financial and
   and agricultural   $  170     11%    $  678     54%       276     26%     $244      26%      $366     47%
 Real estate -
   mortgage . .          ---    ---        188     15        340     32       179      19        145     19
 Consumer   . .        1,378     89        389     31        446     42       517      55        266     34
                      ------    ---     ------    ---     ------    ---      ----     ---       ----    ---

                      $1,548    100%    $1,255    100%    $1,062    100%     $940     100%      $777    100%
                      ======    ===     ======    ===     ======    ===      =====    ===       ====    ===

- -------------------------

(1)  The Company had no foreign loans.

NONPERFORMING ASSETS

Nonperforming assets as of December 31, 1994 increased 50.1 percent from year-end 1993. Nonperforming loans include loans classified as nonaccrual or renegotiated and those past due 90 days or more for which interest is still being accrued. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 1994. The following table summarizes the Company's nonperforming assets for each of the last five years.

                             NONPERFORMING ASSETS

                                                                           December 31,
                                                      1994        1993         1992         1991         1990
                                                   ---------    --------     --------    ---------    ---------
                                                                          (in Thousands)
Nonaccruing loans . . . . . . . . . . . . . .        $  422      $ 265        $  276      $  374       $  475
Loans past due 90 days or more  . . . . . . .           343        154           604         255          394
Restructured loans  . . . . . . . . . . . . .           -0-        -0-           -0-         -0-          -0-
                                                     ------      -----        ------      ------       ------
Total nonperforming loans . . . . . . . . . .           765        419           880         629          869
Nonaccruing securities  . . . . . . . . . . .           -0-        -0-           260         260          -0-
Other real estate . . . . . . . . . . . . . .           290        284            60         532          306
                                                     ------      -----        ------      ------       ------

  Total nonperforming assets  . . . . . . . .        $1,055        703        $1,200      $1,421       $1,175
                                                     ======      =====        ======      ======       ======

Ratios:
 Loan loss allowance to
  total nonperforming assets  . . . . . . . .          1.47       1.79          0.89        0.66        0.66
                                                     ======      =====        ======      ======       ======
 Total nonperforming loans to total
  loans (net of unearned interest)  . . . . .         0.004      0.003         0.006       0.005        0.008
                                                     ======      =====        ======      ======       ======
 Total nonperforming assets
  to total assets . . . . . . . . . . . . . .         0.004      0.003         0.005       0.007        0.006
                                                     ======      =====        ======      ======       ======

The ratio of loan loss allowance to total nonperforming assets declined by 17.9% from 1993 to 1994, but remains significantly higher than the ratios for 1992, 1991 and 1990. Both the ratios of total nonperforming loans to total loans and total nonperforming assets to total assets increased by 0.1% from 1993 to 1994, but remained below the levels of the previous three years. Each of these ratios compares favorably with industry averages, and management is aware of no factors which indicate that these ratios will change significantly in future periods.

For the years ended December 31, 1994, 1993 and 1992, the difference between the gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

There were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans.

It is the general policy of the Company's subsidiary bank to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than ninety days delinquent. When a loan is placed on a nonaccrual basis any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan
- - Income Recognition and Disclosures.

NONINTEREST INCOME

Noninterest income for 1994 totaled $3,188,760 as compared to $2,914,015 in 1993 and $2,618,107 in 1992. These amounts are primarily from service charges on deposit accounts, insurance commissions and fees on services to customers. Service charge increases are primarily a reflection of the deposit growth of the Company as it has expanded into new markets, and the result that that deposit growth has on deposit account service charges and NSF income. The insurance commissions have increased significantly as a result of the activities of the Company's Community Insurance unit in the areas of title insurance and life insurance, as well as increased credit life insurance commissions as a result of a significant rise in loan activity.

Investment securities gains were unusually high in 1993 as a result of recoveries made in connection with a federal court ruling in favor of bondholders on municipal bonds backed by guaranteed investment contracts issued by Executive Life Insurance Company. Losses had been recognized on these bonds originally in 1991.

                               NONINTEREST INCOME

                                              Years Ended December 31             Percent Change
                                             --------------------------       ----------------------
                                              1994      1993      1992        1994/1993    1993/1992
                                             ------    ------    ------       ---------    ---------
                                                   (in Thousands)
  Service charges on deposits . . . . . .    $1,521    $1,333    $1,234          14.1%         8.0 %
  Insurance commissions . . . . . . . . .       828       527       529          57.1          (.4)
  Investment securities gains (losses)  .        21       471        89         (95.5)         ---
  Bank club dues  . . . . . . . . . . . .       306       258       244          18.6          5.7
  Other . . . . . . . . . . . . . . . . .       513       325       522          57.8        (37.7)
                                             ------    ------    ------
                                             $3,189    $2,914    $2,618           9.4         11.3
                                             ======    ======    ======


NONINTEREST EXPENSES

Noninterest expenses totaled $10,192,893 in 1994 which represents a 15.5 percent increase over 1993 noninterest expenses, which were 20.9 percent higher than in 1992. Salaries and benefits increased $902,974 (18.2%) to $5,876,916 in 1994 reflecting the increased personnel costs of completing the staffing of both Tennessee locations and two additional Alabama locations. Director and committee fees, which were $183,900 in 1992 and $241,300 in 1993 increased 18.8% in 1994 to $286,650 due primarily to the operation of the Tennessee bank subsidiary for the full year. Occupancy expense increased 3.4% to $756,021 in 1994 primarily as a result of the renovation of existing branches and the opening of the Tennessee bank locations. Furniture and equipment expense increased 20.0% in 1994 from the 1993 amount of $509,509, compared to a 8.1% increase in 1993. Other operating expenses increased 12.4% to $2,661,796 during 1994. From 1992 to 1993, other operating expenses increased 24.5%

                              NONINTEREST EXPENSES

                                                   Years Ended December 31                 Percent Change
                                             -------------------------------------   --------------------------
                                                1994         1993          1992        1994/1993    1993/1992
                                             ----------   ----------    ----------   ------------   ----------
                                                        (in Thousands)
  Salaries and employee benefits  . . . .      $ 5,877       $4,974        $4,087         18.2%        21.7%
  Occupancy expense . . . . . . . . . . .          756          731           651          3.4         12.3
  Furniture and equipment expense . . . .          612          510           471         20.0          8.3
  Director and committee fees . . . . . .          287          241           184         19.1         31.0
  Amortization of intangibles . . . . . .          127           84            86         51.2         (2.3)
  Advertising . . . . . . . . . . . . . .          250          239           164          4.6         45.7
  Insurance . . . . . . . . . . . . . . .          725          507           511         43.0          (.8)
  Professional fees . . . . . . . . . . .          218          222           276         (1.8)       (19.6)
  Supplies  . . . . . . . . . . . . . . .          213          223           209         (4.5)         6.7
  Other . . . . . . . . . . . . . . . . .        1,128        1,094           658          3.1         66.3
                                               -------       ------        ------
                                               $10,193       $8,825        $7,297         15.5         20.9
                                               =======       ======        ======

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. This planning resulted in a provision for income taxes of $784,710 (21.8%) for 1994, on income of $3,601,756. The tax for 1993 was $865,238 (25.2%) on income of $3,437,604 and for 1992 was $931,592 (25.7%) on income of $3,630,376.  These tax amounts and rates are lower than the statutory Federal tax rate of 34 percent primarily due to investments in loans and securities earning interest income that is exempt from Federal taxation.

The effective tax rate for 1994 decreased primarily due to the utilization of historical rehabilitation tax credits from the restoration of the main banking facility in Tennessee. As proportionately fewer available funds are invested in tax-exempt assets, the effective tax rate will more closely approximate the statutory Federal tax rate. In 1994 the effective tax rate was 64 percent of the statutory Federal tax rate compared to 74 percent in 1993 and 76 percent in 1992. A more detailed explanation of income tax expense is included in the accompanying notes to the Consolidated Financial Statements.

IMPACT OF INFLATION AND CHANGING PRICES

A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the composition of the loan and security portfolios and the data on the interest sensitivity of loans and deposits should be considered.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blountsville, Alabama, on this 21st day of April, 1995.


                                        COMMUNITY BANCSHARES, INC.


                                        By /s/ Kennon R. Patterson, Sr.
                                           ----------------------------
                                           KENNON R. PATTERSON, SR.
                                           CHAIRMAN AND
                                           CHIEF EXECUTIVE OFFICER