Form 10-Q
period 1995-03-31
COMMUNITY BANCSHARES INC /DE/
filed 1995-05-15
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -------------------

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended March 31, 1995

                                       OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                          Commission File No. 0-16461

                           COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                      63-0868361
  ------------------------                 ------------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)


Main Street, P. O. Box 1000, Blountsville, AL             35031
- - - - ---------------------------------------------             -----
      (Address of principal executive office)           (Zip Code)


      Registrant's telephone number, including area code:  (205) 429-1000


                                   No Change
                                   ---------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             Yes   X       No
                                ------       ------

Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

              Class                           Outstanding at March 31, 1995
  --------------------------------            -----------------------------
    Common Stock, $.10 Par Value                         1,622,119

                                     INDEX

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                             PAGE
- - - - -----------------------------                                                                             ----


Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets - March 31, 1995 and December 31, 1994  . . . . . . . . . . .          3

          Consolidated statements of income - Three months ended March 31, 1995
          and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4

          Consolidated statements of cash flows - Three months ended March 31,
          1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5

          Notes to consolidated financial statements - March 31, 1995 . . . . . . . . . . . . . . .          7


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9



PART II.  OTHER INFORMATION
- - - - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14



SIGNATURES
- - - - ----------

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,       December 31,
                                                                                     1995             1994
                                                                               ---------------    -------------
ASSETS
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     2,119,912    $   2,708,337
  Due from banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,686,086       10,840,264
  Interest-bearing deposits with banks  . . . . . . . . . . . . . . . . . .          2,272,752        2,113,823
  Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,400,000          100,000
  Securities available for sale . . . . . . . . . . . . . . . . . . . . . .         18,513,677       20,853,532
  Securities held to maturity, estimated fair values of
     $43,009,855 and $39,431,333  . . . . . . . . . . . . . . . . . . . . .         44,086,048       41,532,909
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        220,530,371      212,109,397
  Less: Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . .          4,633,319        5,681,403
        Allowance for loan losses . . . . . . . . . . . . . . . . . . . . .          1,598,639        1,547,834
                                                                               ---------------    -------------
                 NET LOANS  . . . . . . . . . . . . . . . . . . . . . . . .        214,298,413      204,880,160
  Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . .         10,762,068       10,383,364
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,683,335        2,680,379
  Intangibles, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                     1,546,330        1,577,189
  Other real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . .            275,898          290,024
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,475,273        1,521,585
                                                                               ---------------    -------------

                 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .    $   311,119,792    $ 299,481,566
                                                                               ===============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing  . . . . . . . . . . . . . . . . . . . . . . . . .    $    35,671,903    $  29,515,704
     Interest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . .        240,168,354      233,896,857
                                                                               ---------------    -------------
                 TOTAL DEPOSITS . . . . . . . . . . . . . . . . . . . . . .        275,840,257      263,412,561
  Other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .          1,673,270        2,043,902
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,666,301        1,395,336
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,480,516        8,712,953
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            804,874        1,264,478
                                                                               ---------------    -------------
                 TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . .        288,465,218      276,829,230
  Shareholders' equity
     Common stock, par value $.10 per share, 5,000,000
         shares authorized, 1,803,817 shares issued
         as of March 31, 1995 and December 31, 1994   . . . . . . . . . . .            180,382          180,382
     Capital surplus  . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,983,010       13,983,010
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .         12,686,946       13,076,135
     Unearned ESOP shares - 65,720 shares unreleased at March 31, 1995  . .           (985,800)      (1,028,640)
     Treasury stock - 115,978 shares at cost  . . . . . . . . . . . . . . .         (2,899,460)      (2,899,460)
     Unrealized losses on investment securities available for
         sale, net of deferred tax benefit  . . . . . . . . . . . . . . . .           (310,504)        (659,091)
                                                                               ---------------    -------------

                 TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . .         22,654,574       22,652,336
                                                                               ---------------    -------------

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . .    $   311,119,792    $ 299,481,566
                                                                               ===============    =============

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                        ---------------------------------------
                                                                                1995                  1994
                                                                        -----------------     -----------------
REVENUE FROM EARNING ASSETS
    Interest and fees on loans  . . . . . . . . . . . . . . . . .       $       4,961,073     $       3,439,478
    Interest on investment securities:
     Taxable securities   . . . . . . . . . . . . . . . . . . . .                 693,594               850,029
     Securities exempt from federal income taxes  . . . . . . . .                 290,612               275,717
    Interest on federal funds sold  . . . . . . . . . . . . . . .                  27,068                27,844
    Interest on deposits in other banks . . . . . . . . . . . . .                  25,668                14,946
                                                                        -----------------     -----------------
                 TOTAL REVENUE FROM EARNING ASSETS  . . . . . . .               5,998,015             4,608,014
                                                                        -----------------     -----------------

INTEREST EXPENSE
    Interest on deposits  . . . . . . . . . . . . . . . . . . . .               2,838,619             1,942,382
    Interest on other short-term borrowings . . . . . . . . . . .                  29,522                 7,251
    Interest on long-term debt  . . . . . . . . . . . . . . . . .                 180,094               110,729
                                                                        -----------------     -----------------
                 TOTAL INTEREST EXPENSE . . . . . . . . . . . . .               3,048,235             2,060,362
                                                                        -----------------     -----------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . .               2,949,780             2,547,652
Provision for loan losses . . . . . . . . . . . . . . . . . . . .                 121,827               125,190
                                                                        -----------------     -----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES . . . . . . .               2,827,953             2,422,462

NONINTEREST INCOME
    Service charges on deposits . . . . . . . . . . . . . . . . .                 364,701               346,799
    Insurance commissions . . . . . . . . . . . . . . . . . . . .                 177,750               213,171
    Bank club dues  . . . . . . . . . . . . . . . . . . . . . . .                  97,560                69,129
    Other operating income  . . . . . . . . . . . . . . . . . . .                 124,909               109,525
    Investment securities gains . . . . . . . . . . . . . . . . .                 (22,283)                8,930
                                                                        -----------------     -----------------
                 TOTAL NONINTEREST INCOME . . . . . . . . . . . .                 742,637               747,554
                                                                        -----------------     -----------------

NONINTEREST EXPENSES
    Salaries and employee benefits  . . . . . . . . . . . . . . .               1,793,422             1,406,569
    Occupancy expense . . . . . . . . . . . . . . . . . . . . . .                 214,951               202,881
    Furniture and equipment expense . . . . . . . . . . . . . . .                 184,545               134,495
    Director and committee fees . . . . . . . . . . . . . . . . .                  67,425                71,100
    Other operating expenses  . . . . . . . . . . . . . . . . . .                 710,872               654,161
                                                                        -----------------     -----------------
                 TOTAL NONINTEREST EXPENSES . . . . . . . . . . .               2,971,215             2,469,206
                                                                        -----------------     -----------------

Income before income taxes  . . . . . . . . . . . . . . . . . . .                 599,375               700,810
Provision for income taxes  . . . . . . . . . . . . . . . . . . .                 144,646               178,120
                                                                        -----------------     -----------------

                 NET INCOME . . . . . . . . . . . . . . . . . . .       $         454,729     $         522,690
                                                                        =================     =================

EARNINGS PER COMMON SHARE - PRIMARY AND FULLY DILUTED

    Net income per common share . . . . . . . . . . . . . . . . .       $             .28     $             .31

    Weighted average common shares outstanding  . . . . . . . . .               1,621,008             1,700,990


                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   Three months Ended
                                                                                        March 31,
                                                                        ---------------------------------------
                                                                                1995                  1994
                                                                        -----------------     -----------------
OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . .       $         454,729     $         522,690
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Provision for loan losses . . . . . . . . . . . . . . . .                 121,827               125,190
        Provision for depreciation and amortization . . . . . . .                 214,738               151,768
        Amortization of investment security premiums and
          accretion of discounts  . . . . . . . . . . . . . . . .                 (35,275)              (31,648)
        Realized investment security losses (gains) . . . . . . .                  22,283                (8,930)
        Increase in accrued interest receivable . . . . . . . . .                  (2,956)             (163,595)
        Increase in accrued interest payable  . . . . . . . . . .                 270,965                88,653
        Other . . . . . . . . . . . . . . . . . . . . . . . . . .                (769,173)             (705,740)
                                                                        -----------------     -----------------
                 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 277,138               (21,612)
                                                                        -----------------     -----------------

INVESTING ACTIVITIES:
    Proceeds from sales of investment securities  . . . . . . . .               4,529,297            10,451,813
    Proceeds from maturity of investment securities . . . . . . .               3,925,233             8,611,611
    Purchase of investment securities . . . . . . . . . . . . . .              (8,073,844)          (11,723,967)
    Net increase in interest-bearing deposits
     with other banks . . . . . . . . . . . . . . . . . . . . . .                (158,929)           (1,017,528)
    Net increase in loans to customers  . . . . . . . . . . . . .              (9,416,519)           (9,836,228)
    Capital expenditures  . . . . . . . . . . . . . . . . . . . .                (577,124)             (384,138)
                                                                        -----------------     -----------------
                 NET CASH USED IN INVESTING ACTIVITIES  . . . . .              (9,771,886)           (3,898,437)
                                                                        -----------------     -----------------

FINANCING ACTIVITIES:
    Net decrease in demand deposits, NOW accounts,
     and savings accounts   . . . . . . . . . . . . . . . . . . .             (15,527,948)           (1,052,845)
    Net increase in certificates of deposit . . . . . . . . . . .              27,955,644             3,689,203
    Net decrease in short-term borrowings . . . . . . . . . . . .                (342,036)             (134,732)
    Issuance of common stock. . . . . . . . . . . . . . . . . . .                     -0-               957,603
    Repayment of long-term debt . . . . . . . . . . . . . . . . .                (189,597)             (171,528)
    Cash dividends  . . . . . . . . . . . . . . . . . . . . . . .                (843,918)                  -0-
                                                                        -----------------     -----------------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES  . . .              11,052,145             3,287,701
                                                                        -----------------     -----------------

Net increase (decrease) in cash and cash equivalents  . . . . . .               1,557,397              (632,348)

Cash and cash equivalents at beginning of period  . . . . . . . .              13,648,601            16,251,805
                                                                        -----------------     -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . .       $      15,205,998     $      15,619,457
                                                                        =================     =================





                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   Three months Ended
                                                                                        March 31,
                                                                        ---------------------------------------
                                                                                1995                  1994
                                                                        -----------------     -----------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
     Interest   . . . . . . . . . . . . . . . . . . . . . . . . .       $       2,777,270     $       1,971,709
     Income taxes   . . . . . . . . . . . . . . . . . . . . . . .                  32,339                 1,595

Supplemental schedule of non-cash investing and financing activities:
     Other real estate of $38,413 was acquired in 1995 through foreclosure.

     Long-term debt was increased and equity was decreased $1,200,000 on January 1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. The debt was reduced and shares were released by $42,840 during each of the quarters ended March 31, 1995 and 1994 as a result of payments made by the Company's ESOP.

     Investment securities of $39,742,884 were transferred during the quarter ended March 31,1994 to securities available for sale in accordance with the provisions of SFAS 115.





                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1995


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B - INCOME TAXES

The effective tax rates of approximately 24.1 percent and 25.4 percent for the three months ended March 31, 1995 and 1994 are less than the statutory rate principally because of the effect of tax-exempt interest income.

NOTE C - INVESTMENT SECURITIES

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either HELD-TO-MATURITY SECURITIES, which are reported at amortized cost; TRADING SECURITIES, which are reported at fair value, with unrealized gains and losses included in earnings; or AVAILABLE-FOR-SALE SECURITIES, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (net of deferred tax effect).

At March 31, 1995, the Company had net unrealized losses of $517,507 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in stockholders' equity of $310,504 net of deferred tax liability. There were no trading securities.

NOTE D - SHAREHOLDERS' EQUITY

Effective October 1, 1993, the Company offered a maximum of 600,000 shares of its $.10 par value common stock at $15 per share with the anticipation of raising up to $9,000,000 of capital. As of December 31, 1993, 535,999 shares had been issued, raising $7,959,139 of capital after reduction of offering costs. On February 11, 1994 the offering was closed upon full subscription of all shares offered for sale, raising an additional $957,603 of capital after offering costs.

On October 3, 1994, the Company purchased 115,978 shares of stock into treasury at $25 per share, for a total of $2,899,460, from Jeffrey K. Cornelius, a former director and officer of the Company.

On January 9, 1995, the Board of Directors of the Company declared a dividend of $.50 per share to shareholders of record as of January 15, 1995 which was paid on January 20, 1995. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and to regulatory restrictions.

Also on January 9, 1995, the Board of Directors passed a resolution authorizing the preparation of a Registration Statement for the proposed sale of 312,161 shares of the Company's $.10 par value common stock, consisting of the Company's 115,978 shares of treasury stock and 196,183 newly issued shares. If it occurs as expected in the first half of 1995, this sale would create approximately $6,200,000 of additional capital for the Company.

NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's new offering of its stock. The note was originally secured by 80,000 shares of purchased stock, which are released proratably by the lender as monthly payments of principal and interest are made. 65,720 shares remain as security for the indebtedness as of March 31, 1995. The note is not explicitly guaranteed by the Company.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). SOP 93-6 removes any distinctions between ESOP loans which are guaranteed by the employer and those which are not. Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its balance sheet and reduce its stockholder's equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. Adjustments are also required to the method of recording payments made by the Company to the ESOP on behalf of its participating employees.

At March 31, 1995, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of this ESOP debt, of $985,800.

NOTE F - BUSINESS COMBINATIONS

On November 15, 1993, upon receipt of all necessary regulatory and lender approvals, the Company capitalized a new Tennessee bank subsidiary in Pulaski, Tennessee and commenced operations. The new subsidiary bank, Community Bank (Tennessee), was capitalized with $3,500,000 and is wholly owned by the Company. All of the Tennessee bank's stock is pledged as security against a note agreement.

                                    ITEM 2.
          MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 1995 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


FINANCIAL CONDITION

MARCH 31, 1995 COMPARED TO DECEMBER 31, 1994


LOANS

Loans comprised the largest single category of the Company's earning assets on March 31, 1995. Loans, net of unearned income and reserve for loan losses, were 68.9% of total assets at March 31, 1995 and 68.5% of total assets at December 31, 1994. Total net loans were $214,298,413 at March 31, 1995, representing a 4.6% increase from the December 31, 1994 total of $204,880,160. This increase of approximately $9.4 million was due to improving economic conditions in the Company's markets, growth in the Company's new subsidiary bank in Tennessee, and a management emphasis on quality loan growth.


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Investment Securities and federal funds sold increased $1,513,284 or 2.4% from December 31, 1994 to March 31, 1995. This increase was due primarily to deposit growth in excess of loan growth. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at March 31, 1995 were $62,599,725 compared with $62,386,441 at December 31, 1994, reflecting an 0.3% increase of $213,284. Short-term investments in the form of interest-bearing deposits with banks was $2,272,752 at March 31, 1995 and $2,113,823 at December 31, 1994.


ASSET QUALITY

Between December 31, 1994 and March 31,1995, the Company experienced an improvement in the quality of its assets as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) improved from 1.47 to 1.71. Both the ratios of total nonperforming loans to total loans and total nonperforming assets to total assets experienced a favorable decline of 0.1%, to 0.004 and 0.003, respectively. All three of these ratios compare favorably with industry averages, and management is aware of no factors which should suggest that they are prone to erosion in future periods.


DEPOSITS

Total deposits of $275,840,257 at March 31, 1995 increased $12,427,696 (4.7%)
over total deposits of $263,412,561 at year-end 1994. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $6,156,199 or 20.9% from year-end 1994 to March 31, 1995, and interest-bearing deposits increased $6,271,497 (2.7%) from year-end 1994. Certificates of deposit of $100,000 or more increased $3,844,295 (8.4%).

OTHER SHORT-TERM BORROWINGS

Other short-term borrowings totalled $1,673,270 at March 31, 1995, a $370,632 decrease from the December 31, 1994 total of $2,043,902.


LONG-TERM DEBT

At March 31, 1995 and December 31, 1994, the Company had notes payable totaling $8,480,516, and $8,712,253, respectively.

On December 17, 1992, the Company entered into a loan agreement with Colonial Bank for amounts up to $6,500,000. At March 31, 1995 and December 31, 1994, the amounts outstanding were $5,514,138 and $5,652,014, respectively, due December 17, 2002, bearing interest at a floating prime, collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $58,681 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993 the Company's ESOP borrowed $1,200,000 for the acquisition of Company common stock. The note is due December 5, 2005, bearing interest at a floating rate, collateralized by shares of the Company's common stock purchased by the ESOP. The Company has not guaranteed this debt; however, new accounting and reporting guidelines mandated the debt's recognition on the Company's balance sheet as of January 1, 1994 with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. Principal payments of $14,280 are due monthly, at which time the lender releases a proportionate amount of the stock held as collateral to the ESOP for allocation to its participants. The outstanding balance of this note was $985,800 at March 31, 1995.

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7 %. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,980,578 at March 31, 1995.

Maturities of long-term debt for the years ending December 31 are as follows:

                 1995 . . . . . . . . . .      $     693,064
                 1996 . . . . . . . . . .            927,147
                 1997 . . . . . . . . . .            930,879
                 1998 . . . . . . . . . .            934,880
                 1999 . . . . . . . . . .            939,170
                 Thereafter . . . . . . .          4,055,376
                                               -------------

                                               $   8,480,516
                                               =============

SHAREHOLDERS' EQUITY

Company shareholders' equity increased $2,238 from December 31, 1994 to March 31, 1995, due to: net earnings of $454,729, the payment of a cash dividend of $843,918, the reduction of unearned ESOP shares by $42,840, and the reduction of unrealized losses on securities available for sale totalling $348,587, net of deferred tax liability.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity, amounted to $ 22.9 million at March 31, 1995. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-based capital and was $ 26.4 million at March 31, 1995.

The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 AND 1994


SUMMARY

Net earnings of the Company for the three months ended March 31, 1995 were $454,729 compared to $522,690 for the same period in 1994, representing a 13.0% decrease. This decrease was due principally to the increase of noninterest expenses in excess of growth in noninterest income. This is a direct result of the Company's expansion activity, with three new banking facilities being opened in 1994 and another new location completely staffed and ready for opening in the second quarter of 1995. In addition to the direct costs of operating these new facilities, the Company has increased its staffing levels within its support functions at a level which not only allows quality service to current banking customers but which also anticipates continued growth in the future. Noninterest expenses increased $502,009 during the quarter ended March 31, 1995 as compared to the same period in 1994, while noninterest income decreased by $4,917.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 1995 increased $1,390,001 (30.2%) from the same period in 1994. This increase was due to a higher interest rate environment combined with larger outstanding balances of earning assets. Interest expense for the three months ended March 31, 1995 increased $987,873 or 47.9% over the corresponding period of 1994. As a result of these factors, net interest income increased $402,128 or 15.8% in the three months ended March 31, 1995 compared to the same period of 1994.


PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $121,827 for the three months ended March 31, 1995 compared to $125,190 for the same period of 1994. Charge-offs exceeded recoveries by $71,022 for the three months ended March 31, 1995. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was .74% at March 31, 1995 compared to .75% at year-end 1994.


NONINTEREST INCOME

Noninterest income for the three months ended March 31, 1995 was $742,637 compared to $747,554 for the same period of 1994. This 0.7% decrease was due primarily to a decrease in the amount of insurance commissions earned by the Company in the form of credit life insurance and the recognition of a small loss on investment securities as opposed to a small gain in the first quarter of 1994. Significant components of noninterest income are as follows: Service charges on deposits increased $17,902 (5.2%), insurance commissions decreased $35,421 (16.6%), security losses totaled $22,283 as opposed to gains of $8,930 in 1994, and other operating income, primarily dues for the bank club account and appraisal fees, increased $15,384 (14.0%) to $124,909.

NONINTEREST EXPENSES

Noninterest expenses for the three months ended March 31, 1995 were $2,971,215, reflecting a 20.3% increase over the same period of 1994. The primary components of noninterest expenses are salaries and employee benefits, which increased to $1,793,422 for the three months ended March 31, 1995, 27.5% higher than in the same period of 1994. The increases in salaries and employee benefits are due to staffing for four new banking locations as well as merit increases and incentive payments. Occupancy cost increased $12,070 (5.9%), furniture and equipment expenses rose by $50,050 (37.2%), and director and committee fees increased by $26,150 (58.2%). Other operating expenses rose by 8.7% to $710,872.

The majority of these expenses should continue at or above the levels for the three months ended March 31, 1995, since management intends to continue its growth policies.

The Company remains dependent upon the earnings of its principal subsidiary, Community Bank (Alabama), for its earnings.

The substantial increase in the Company's size has necessitated increased expenditures for data processing and other support activities and personnel, which will continue.

The Company's strategy is to make each office of its subsidiary bank a vital part of the community it serves. Each office has management and personnel as similar to a full service, stand-alone bank as possible. Although more expensive, we believe this strategy has been successful for Community Bank, and will best serve our communities, customers and shareholders. The Company will remain dependent upon Community Bank for the bulk of its earnings. Management will strive to build Community Bank's business in a profitable manner and to minimize any losses and adverse effects on the Company's earnings. Our strategy for long-term success in these areas will not be sacrificed for immediate gain.


INCOME TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $144,646 for the three months ended March 31, 1995 decreased $33,474 compared to the same period of 1994, due primarily to the decrease in net income. Taxes as a percent of earnings increased from 25.4% to 24.1%. The effective tax rate of approximately 24.1% is less than the statutory rate principally because of the effect of tax-exempt interest income.

                          PART II - OTHER INFORMATION

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

    Exhibit Number          Description of Exhibit
    --------------        -------------------------

         11                 Computation of Earnings
                               Per Share
         27                 Financial Data Schedule
                               (For SEC Use Only)

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           COMMUNITY BANCSHARES, INC.



May 9, 1995                                 /s/ Kennon R. Patterson, Sr.
- - - - -----------                                 --------------------------------
Date                                        Kennon R. Patterson, Sr., as its
                                            President and Chief Executive
                                            Officer



May 9, 1995                                 /s/ Paul W. Williams
- - - - -----------                                 -------------------------------
Date                                        Paul W. Williams, as its Senior
                                            Vice President and Chief
                                            Accounting Officer