Form 10-K/A
period 1994-12-31
COMMUNITY BANCSHARES INC /DE/
filed 1995-06-15
CIK 752195

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                       -------------------------------

                                FORM 10-K/A-2

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
PROXY STATEMENT FOR 1995 ANNUAL MEETING                  PART III

COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Financial Statements                                                                                        Page(s)
                                                                                                            -------
Independent Auditor's Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

Consolidated Statements of Financial Condition as of December 31, 1994 and 1993 . . . . . . . . . . . . .       3

Consolidated Statements of Income for the years ended
  December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6-7

Notes to Consolidated Financial Statements -
  December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8-31


                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders of Community Bancshares, Inc.

We have audited the consolidated statements of financial condition of Community Bancshares, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


Birmingham, Alabama
February 17, 1995


                                       DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                          December 31,
                                                                               --------------------------------
                                                                                     1994             1993
                                                                               ---------------  ---------------
ASSETS
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     2,708,337   $    2,259,434
  Due from banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,840,264       11,292,371
  Interest-bearing deposits with banks  . . . . . . . . . . . . . . . . . .          2,113,823        1,940,050
  Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .            100,000        2,700,000
  Securities available for sale, estimated fair value of
     $41,049,000 for 1993 . . . . . . . . . . . . . . . . . . . . . . . . .         20,853,532       39,742,884
  Securities held to maturity, estimated fair values of
     $39,431,333 and $43,817,000  . . . . . . . . . . . . . . . . . . . . .         41,532,909       42,490,610
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        212,109,397      155,690,565
  Less: Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . .          5,681,403        4,039,534
        Allowance for loan losses . . . . . . . . . . . . . . . . . . . . .          1,547,834        1,254,843
                                                                               ---------------   --------------
                 NET LOANS  . . . . . . . . . . . . . . . . . . . . . . . .        204,880,160      150,396,188
  Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . .         10,383,364        6,852,263
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,680,379        2,094,682
  Intangibles, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,577,189        1,703,952
  Other real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . .            290,024          284,175
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,521,585          435,692
                                                                               ---------------   --------------

                 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .    $   299,481,566   $  262,192,301
                                                                               ===============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing  . . . . . . . . . . . . . . . . . . . . . . . . .    $    29,515,704   $   29,472,107
     Interest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . .        233,896,857      198,298,237
                                                                               ---------------   --------------
                 TOTAL DEPOSITS . . . . . . . . . . . . . . . . . . . . . .        263,412,561      227,770,344
  Other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .          2,043,902        1,849,610
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,395,336        1,058,776
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,712,953        6,391,667
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,264,478        1,657,026
                                                                               ---------------   --------------
                 TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . .        276,829,230      238,727,423
  Shareholders' equity
     Common stock, par value $.10 per share, 5,000,000
         shares authorized, 1,803,817 shares and 1,739,816
         shares issued as of December 31, 1994 and 1993 . . . . . . . . . .            180,382          173,982
     Capital surplus  . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,983,010       13,031,807
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .         13,076,135       10,259,089
     Unearned ESOP shares - 68,576 shares unreleased at December 31, 1994 .         (1,028,640)             -0-
     Treasury stock - 115,978 shares at cost  . . . . . . . . . . . . . . .         (2,899,460)             -0-
     Unrealized losses on investment securities available for
         sale, net of deferred tax benefit  . . . . . . . . . . . . . . . .           (659,091)             -0-
                                                                               ---------------   --------------

                 TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . .         22,652,336       23,464,878
                                                                               ---------------   --------------

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . .    $   299,481,566   $  262,192,301
                                                                               ===============   ==============

                See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                              Years Ended December 31,
                                                                -----------------------------------------------
                                                                     1994             1993             1992
                                                                -------------    -------------    -------------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans  . . . . . . . . . . . . . . . .   $  16,324,063    $  13,085,690    $  12,921,638
  Interest on investment securities:
   Taxable securities   . . . . . . . . . . . . . . . . . . .       3,105,299        3,528,033        4,129,116
   Securities exempt from federal income taxes  . . . . . . .       1,133,722          961,989          612,953
  Interest on federal funds sold  . . . . . . . . . . . . . .          80,821          158,041           90,639
  Interest on deposits in other banks . . . . . . . . . . . .         107,539           40,634           43,401
                                                                -------------    -------------    -------------
                 TOTAL REVENUE FROM EARNING ASSETS  . . . . .      20,751,444       17,774,387       17,797,747
                                                                -------------    -------------    -------------

INTEREST EXPENSE
  Interest on deposits  . . . . . . . . . . . . . . . . . . .       8,849,159        7,714,351        8,648,666
  Interest on other short-term borrowings . . . . . . . . . .         112,289           22,148           30,408
  Interest on long-term debt  . . . . . . . . . . . . . . . .         545,879          272,037          270,027
                                                                -------------    -------------    -------------
                 TOTAL INTEREST EXPENSE . . . . . . . . . . .       9,507,327        8,008,536        8,949,101
                                                                -------------    -------------    -------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . .      11,244,117        9,765,851        8,848,646
Provision for loan losses . . . . . . . . . . . . . . . . . .         638,228          417,500          539,350
                                                                -------------    -------------    -------------

                 NET INTEREST INCOME
                   AFTER PROVISION FOR LOAN LOSSES  . . . . .      10,605,889        9,348,351        8,309,296

NONINTEREST INCOME
  Service charges on deposits . . . . . . . . . . . . . . . .       1,521,380        1,332,566        1,233,959
  Insurance commissions . . . . . . . . . . . . . . . . . . .         827,938          526,970          528,637
  Bank club dues  . . . . . . . . . . . . . . . . . . . . . .         306,160          258,273          244,045
  Other operating income  . . . . . . . . . . . . . . . . . .         512,588          325,468          522,875
  Investment securities gains . . . . . . . . . . . . . . . .          20,694          470,738           88,591
                                                                -------------    -------------    -------------
                 TOTAL NONINTEREST INCOME . . . . . . . . . .       3,188,760        2,914,015        2,618,107
                                                                -------------    -------------    -------------

NONINTEREST EXPENSES
  Salaries and employee benefits  . . . . . . . . . . . . . .       5,876,916        4,973,942        4,087,211
  Occupancy expense . . . . . . . . . . . . . . . . . . . . .         756,021          730,830          650,914
  Furniture and equipment expense . . . . . . . . . . . . . .         611,510          509,509          471,434
  Director and committee fees . . . . . . . . . . . . . . . .         286,650          241,300          183,900
  Other operating expenses  . . . . . . . . . . . . . . . . .       2,661,796        2,369,181        1,903,568
                                                                -------------    -------------    -------------
                 TOTAL NONINTEREST EXPENSES . . . . . . . . .      10,192,893        8,824,762        7,297,027
                                                                -------------    -------------    -------------

Income before income taxes  . . . . . . . . . . . . . . . . .       3,601,756        3,437,604        3,630,376
Provision for income taxes  . . . . . . . . . . . . . . . . .         784,710          865,238          931,592
                                                                -------------    -------------    -------------

                 NET INCOME . . . . . . . . . . . . . . . . .   $   2,817,046    $   2,572,366    $   2,698,784
                                                                =============    =============    =============

EARNINGS PER COMMON SHARE - PRIMARY
  AND FULLY DILUTED
  Net income per common share . . . . . . . . . . . . . . . .   $        1.67    $        1.94    $        2.19
  Weighted average common shares outstanding  . . . . . . . .       1,681,892        1,290,290        1,203,822

                See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


                                                                                              Common      Unrealized
                           Preferred      Common      Capital      Retained     Unearned     Stock In     Losses On
                             Stock        Stock       Surplus      Earnings    ESOP Shares   Treasury     Securities       Total
                          ----------    ----------  -----------   -----------  -----------  ----------   ------------   -----------
Balance at
  January 1, 1992 . . .   $  811,892    $  40,127   $ 5,206,581   $ 5,117,955  $       -0-  $       -0-  $        -0-   $11,176,555

Net income - 1992 . . .                                             2,698,784                                             2,698,784

Cash dividends:
  Preferred - $5.56
  per share . . . . . .                                               (65,008)                                              (65,008)
                          ----------    ---------   -----------   -----------  -----------  -----------  ------------   -----------

Balance at
  December 31, 1992 . .      811,892       40,127     5,206,581     7,751,731          -0-          -0-           -0-    13,810,331

Net Income - 1993 . . .                                             2,572,366                                             2,572,366

Cash dividends:
  Preferred - $5.56
  per share . . . . . .                                               (65,008)                                              (65,008)

Effect of 3-for-1
  Stock split                              80,255       (80,313)                                                                (58)

Issuance of
  Common Stock  . . . .                    53,600     7,905,539                                                           7,959,139

Purchase and retirement
  of preferred stock. .     (811,892)                                                                                      (811,892)
                          ----------    ---------   -----------   -----------  -----------  -----------  ------------   -----------

BALANCE AT
  DECEMBER 31, 1993 . .          -0-      173,982    13,031,807    10,259,089          -0-          -0-           -0-    23,464,878

EFFECT OF ADOPTING
  SFAS 115. . . . . . .                                                                                       783,670       783,670

NET INCOME - 1994 . . .                                             2,817,046                                             2,817,046

ISSUANCE OF
  COMMON STOCK. . . . .                     6,400       951,203                                                             957,603

RECOGNITION OF UNRELEASED
  ESOP SHARES AT
  JANUARY 1, 1994 . . .                                                         (1,200,000)                              (1,200,000)

RELEASE OF ESOP SHARES
  DURING YEAR ENDED
  DECEMBER 31, 1994 . .                                                            171,360                                  171,360

NET CHANGE IN UNREALIZED
  LOSSES ON SECURITIES.                                                                                    (1,442,761)   (1,442,761)

ACQUISITION OF
  TREASURY STOCK  . . .                                                                      (2,899,460)                 (2,899,460)
                          ----------    ---------   -----------   -----------  -----------  -----------  ------------   -----------
BALANCE AT
  DECEMBER 31, 1994 . .   $      -0-    $ 180,382   $13,983,010   $13,076,135  $(1,028,640) $(2,899,460) $   (659,091)  $22,652,336
                          ==========    =========   ===========   ===========  ===========  ===========  ============   ===========


                See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                            Years Ended December 31,
                                                                -----------------------------------------------
                                                                     1994             1993             1992
                                                                -------------    -------------    -------------
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .   $  2,817,046     $ 2,572,366      $ 2,698,784
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses  . . . . . . . . . . . . . . .        638,228         417,500          539,350
     Provision for depreciation and amortization  . . . . . .        747,268         553,623          511,792
     Amortization of investment security
      premiums and accretion of discounts   . . . . . . . . .       (194,964)        (45,304)        (140,531)
     Deferred tax benefit . . . . . . . . . . . . . . . . . .        (91,068)            -0-           (7,000)
     Realized investment security gains . . . . . . . . . . .        (20,694)       (470,738)         (88,591)
     Loss on sale of premises and equipment . . . . . . . . .         28,579             -0-            1,969
     (Increase) decrease in accrued interest receivable . . .       (585,697)        (94,302)         215,852
     Increase (decrease) in accrued interest payable  . . . .        336,560         (57,890)        (264,054)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .       (955,304)        736,542         (212,330)
                                                                ------------     -----------      -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                   2,719,954       3,611,797        3,255,241
                                                                ------------     -----------      -----------

INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale  . . .     19,809,531       7,734,857        3,426,506
  Proceeds from maturity of securities available for sale . .      3,975,895             -0-              -0-
  Proceeds from maturity of securities held to maturity . . .     29,080,007      15,405,302       13,081,044
  Purchase of securities available for sale . . . . . . . . .     (6,007,844)            -0-              -0-
  Purchase of securities held to maturity . . . . . . . . . .    (27,893,363)    (45,979,670)     (12,482,446)
  Net (increase) decrease in interest-bearing
   deposits with other banks  . . . . . . . . . . . . . . . .       (173,773)     (1,209,407)         269,486
  Net increase in loans to customers  . . . . . . . . . . . .    (55,207,261)    (16,318,491)     (15,142,842)
  Proceeds from sale of premises and equipment  . . . . . . .        296,741             -0-           18,640
  Capital expenditures  . . . . . . . . . . . . . . . . . . .     (4,476,926)       (981,069)      (1,439,044)
  Net proceeds from sale of other real estate . . . . . . . .         86,537             -0-           52,260
                                                                ------------     -----------      -----------
         NET CASH USED IN INVESTING ACTIVITIES  . . . . . . .    (40,510,456)    (41,348,478)     (12,216,396)
                                                                ------------     -----------      -----------

FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
   and savings accounts   . . . . . . . . . . . . . . . . . .     13,167,552      25,150,383       12,883,432
  Net increase in certificates of deposit . . . . . . . . . .     22,474,665       4,308,275          378,716
  Net increase in short-term borrowings . . . . . . . . . . .        194,292          66,436          906,363
  Proceeds from long-term debt  . . . . . . . . . . . . . . .            -0-       4,041,667          245,000
  Repayment of long-term debt . . . . . . . . . . . . . . . .       (707,354)     (1,395,432)        (775,000)
  Issuance of common stock  . . . . . . . . . . . . . . . . .        957,603       7,959,081              -0-
  Redemption of preferred stock . . . . . . . . . . . . . . .            -0-        (811,892)             -0-
  Purchase of treasury stock  . . . . . . . . . . . . . . . .       (899,460)            -0-              -0-
  Cash dividends  . . . . . . . . . . . . . . . . . . . . . .            -0-         (65,008)         (65,008)
                                                                ------------     -----------      -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . .     35,187,298      39,253,510       13,573,503
                                                                ------------     -----------      -----------

Net (decrease) increase in cash and cash equivalents  . . . .     (2,603,204)      1,516,829        4,612,348

Cash and cash equivalents at beginning of year  . . . . . . .     16,251,805      14,734,976       10,122,628
                                                                ------------     -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . .   $ 13,648,601     $16,251,805      $14,734,976
                                                                ============     ===========      ===========

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


                                                                            Years Ended December 31,
                                                                -----------------------------------------------
                                                                     1994              1993            1992
                                                                -------------    -------------    -------------
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for:
   Interest   . . . . . . . . . . . . . . . . . . . . . . . .   $   9,170,767    $   8,066,426    $   9,213,155
   Income taxes   . . . . . . . . . . . . . . . . . . . . . .       1,235,165          932,064          901,911


  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

   Other real estate of $350,553, $330,416 and $155,192 was acquired in 1994, 1993 and 1992, respectively, through foreclosure.

   Long-term debt was increased and equity was decreased $1,200,000 on January
    1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. The debt was reduced and shares were released by $171,360 during the year ended December 31, 1994 as a result of payments made by the Company's ESOP.

   Investment securities of $39,742,884 were transferred during 1994 to securities available for sale in accordance with the provisions of SFAS 115.

   During 1994, Treasury Stock in the amount of $2,899,460 was acquired for cash and the assumption of a $2,000,000 subordinated capital installment note.




                See notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1994, 1993 AND 1992


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly owned subsidiaries (the "Company"), Community Bank (Alabama), Community Bank (Tennessee), Community Appraisals, Inc. and Community Insurance Corp. (collectively, the "Bank"). All significant intercompany balances and transactions have been eliminated. Investments in subsidiaries are carried at the parent company's equity in the underlying net assets.

Investments in Securities: Effective January 1, 1994, the Company and its subsidiary banks adopted Statement of Financial Accounting Standards No, 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This statement, among other things, requires debt and equity securities to be divided into one of three categories: held to maturity, available for sale, and trading.

The Company's investments in securities are classified in two categories and accounted for as follows:

  - Securities Held to Maturity. Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using methods which approximate level yields over the period to maturity.

  - Securities Available for Sale. Securities available for sale consist of bonds, notes, debentures, and certain equity securities not classified as securities held to maturity.

The Company and its subsidiaries have no trading securities.

Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders's equity until realized.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

For 1993, investment securities are stated at cost adjusted for amortization of premiums and accretion of discounts on the straight- line method. The amortized cost of the specific security sold is used to compute gain or loss at the time of disposition.

Revenue Recognition: Interest on loans is accrued and credited to operations based upon the principal amount outstanding, except for interest on certain consumer loans which is recognized over the term of the loan using a method which approximates level yields.

The accrual of interest income is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that collection of interest is doubtful. When interest accruals are discontinued, interest credited to income in the current year is reversed, and interest accrued in the prior year is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Allowance for Loan Losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb potential loan losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic and international economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

Loan Fees: The Company accounts for loan fees and origination costs in accordance with FASB Statement No. 91, entitled: Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Direct Costs of Leases. The basic requirement of this statement calls for the Company to treat loan fees, net of direct costs, as an adjustment to the yield of the related loan over the term of the loan.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. The carrying value of assets traded in are used to adjust the carrying values of the new assets acquired by trade. Assets which are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations.

Depreciation is provided generally by accelerated and straight-line methods based on the estimated useful lives of the respective assets.

Other Real Estate: Other real estate comprises properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value at the date acquired. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. An allowance for losses on other real estate is maintained for subsequent valuation adjustments on a specific property basis.

Earnings Per Common Share: Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding on net income adjusted for preferred stock dividend requirements after giving retroactive effect to a 3-for-1 stock split for the year ended December 31, 1992.

Income Taxes: Provisions for income taxes are based on amounts reported in the statement of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company and its subsidiaries file a consolidated federal income tax return. Each subsidiary provides for income taxes on a separate-return basis, and remits to the Company amounts determined to be currently payable.

Pension and Employee Stock Ownership Plans: The Company and its subsidiaries have various employee benefit plans which cover substantially all employees. Pension expense is determined based on an actuarial valuation. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Contributions to the Employee Stock Ownership Plan are determined by the Board of Directors.

Intangibles: Intangibles consist primarily of legal organizational costs and core deposits intangible. Organizational costs are generally amortized over 5 years using the straight-line method. The core deposits intangible represents premiums paid on the purchase of deposit liabilities. The asset is stated at cost, net of accumulated amortization, which is provided using the straight-line method over the estimated useful life of approximately 25 years.

Off Balance Sheet Financial Instruments: In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Company also has available as a source of short-term financing the purchase of federal funds from another commercial bank from an available line of up to $2,000,000.

Cash Flow Information: For purposes of the statements of cash flows, the Company considers cash, due from banks and federal funds sold as cash and cash equivalents.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The subsidiary bank is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. The average amount of those reserves required at December 31, 1994 was approximately $3,282,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 3 - INVESTMENT SECURITIES

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This pronouncement requires that all investments in debt securities be classified as either HELD TO MATURITY SECURITIES, which are reported at amortized cost; TRADING SECURITIES, which are reported at fair value, with unrealized gains and losses included in earnings; or AVAILABLE FOR SALE SECURITIES, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

At December 31, 1994, the Company's available-for-sale securities reflected net unrealized losses of $1,098,484 which resulted in a decrease in stockholders' equity of $659,091 net of deferred tax benefit. There were no trading securities. Had SFAS 115 been in effect at December 31, 1993, the investment securities would have reflected $1,306,116 of net unrealized gains in available for sale securities, with an increase to stockholders' equity, net of deferred tax liability, of $783,670.

The carrying amounts of investment securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at December 31, 1994 and 1993 are presented below.


                                                                      Gross          Gross          Estimated
                                                      Amortized    Unrealized     Unrealized          Fair
                                                        Cost          Gains          Losses           Value
                                                   -------------   ------------   -------------   -------------
As of December 31, 1994:
- -----------------------
SECURITIES AVAILABLE FOR SALE:

U. S. GOVERNMENT AND AGENCY SECURITIES  . . . .    $  16,918,181   $     12,167   $   1,211,442   $ 15,718,906

STATE AND MUNICIPAL SECURITIES  . . . . . . . .        2,679,787        130,650           6,449      2,803,988

MORTGAGE-BACKED SECURITIES  . . . . . . . . . .        2,354,048         10,009          33,419      2,330,638
                                                   -------------   ------------   -------------   ------------

                                                   $  21,952,016   $    152,826   $   1,251,310   $ 20,853,532
                                                   =============   ============   =============   ============

SECURITIES HELD TO MATURITY:

U. S. GOVERNMENT AND AGENCY SECURITIES  . . . .    $  12,345,287   $      3,385   $     756,097   $ 11,592,575

STATE AND MUNICIPAL SECURITIES  . . . . . . . .       16,507,703        178,235         728,968     15,956,970

MORTGAGE-BACKED SECURITIES  . . . . . . . . . .       12,679,919         44,412         842,543     11,881,788
                                                   -------------   ------------   -------------   ------------

                                                   $  41,532,909   $    226,032   $   2,327,608   $ 39,431,333
                                                   =============   ============   =============   ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 3 - INVESTMENT SECURITIES - CONTINUED


                                                                       Gross           Gross        Estimated
                                                      Amortized     Unrealized      Unrealized        Fair
                                                        Cost           Gains          Losses          Value
                                                   -------------   ------------   -------------   -------------
As of December 31, 1993:
- -----------------------
Securities Available for Sale:

U. S. government and agency securities  . . . .    $  24,655,313   $    714,433   $      31,746   $ 25,338,000

State and municipal securities  . . . . . . . .        2,861,896        395,104             -0-      3,257,000

Mortgage-backed securities  . . . . . . . . . .       12,225,675        245,785          17,460     12,454,000
                                                   -------------   ------------   -------------   ------------

                                                   $  39,742,884   $  1,355,322   $      49,206   $ 41,049,000
                                                   =============   ============   =============   ============



Securities Held to Maturity:

U. S. government and agency securities  . . . .    $  10,563,910   $     62,090   $         -0-   $ 10,626,000

State and municipal securities  . . . . . . . .       14,961,928        886,072             -0-     15,848,000

Mortgage-backed securities  . . . . . . . . . .       16,479,677        380,323             -0-     16,860,000

Foreign debt securities . . . . . . . . . . . .          485,095            -0-           2,095        483,000
                                                   -------------   ------------   -------------   ------------

                                                   $  42,490,610   $  1,328,485   $       2,095   $ 43,817,000
                                                   =============   ============   =============   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 3 - INVESTMENT SECURITIES - CONTINUED

The contractual maturities of securities held to maturity and securities available for sale at December 31, 1994 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                    Estimated
                                                                                     Amortized         Fair
                                                                                       Cost           Value
                                                                                  -------------   ------------
AS OF DECEMBER 31, 1994:
- -----------------------
SECURITIES AVAILABLE FOR SALE:
DUE IN ONE YEAR OR LESS . . . . . . . . . . . . . . . . . . . . . . . .           $   2,606,650   $  2,616,548
DUE AFTER ONE YEAR THROUGH FIVE YEARS . . . . . . . . . . . . . . . . .              10,396,505      9,868,557
DUE AFTER FIVE YEARS THROUGH TEN YEARS  . . . . . . . . . . . . . . . .               6,295,530      5,663,767
DUE AFTER TEN YEARS . . . . . . . . . . . . . . . . . . . . . . . . . .               2,653,331      2,704,660
                                                                                  -------------   ------------

                                                                                  $  21,952,016   $ 20,853,532
                                                                                  =============   ============

SECURITIES HELD TO MATURITY:
DUE IN ONE YEAR OR LESS . . . . . . . . . . . . . . . . . . . . . . . .           $   3,626,591   $  3,616,036
DUE AFTER ONE YEAR THROUGH FIVE YEARS . . . . . . . . . . . . . . . . .               7,729,282      7,389,153
DUE AFTER FIVE YEARS THROUGH TEN YEARS  . . . . . . . . . . . . . . . .               5,915,414      5,538,650
DUE AFTER TEN YEARS . . . . . . . . . . . . . . . . . . . . . . . . . .              24,261,622     22,887,494
                                                                                  -------------   ------------

                                                                                  $  41,532,909   $ 39,431,333
                                                                                  =============   ============

Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses on investments in debt securities available for sale for each of the three years in the period ended December 31, 1994 were as follows:

                                                                      1994            1993             1992
                                                                 -------------    ------------    -------------
  Gross realized gains  . . . . . . . . . . . . . . . . .        $     207,639    $    470,738    $     88,591
  Gross realized losses . . . . . . . . . . . . . . . . .              186,945             -0-             -0-


Investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $47,219,000 and $30,940,000 at December 31, 1994 and 1993, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 4 - LOANS

The subsidiary banks grant loans to customers primarily in North Central Alabama and South Central Tennessee.

The major classifications of loans as of December 31, 1994 and 1993 were as follows:

                                                                                      1994            1993
                                                                                 --------------  --------------
Commercial, financial and agricultural  . . . . . . . . . . . . . . . . . .      $   46,892,157  $   34,199,967
Real estate - construction  . . . . . . . . . . . . . . . . . . . . . . . .           3,972,582       2,185,915
Real estate - mortgage  . . . . . . . . . . . . . . . . . . . . . . . . . .         103,193,969      75,834,573
Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,050,689      43,470,110
                                                                                 --------------  --------------
                                                                                    212,109,397     155,690,565
Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,681,403       4,039,534
Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . . .           1,547,834       1,254,843
                                                                                 --------------  --------------

Net loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  204,880,160  $  150,396,188
                                                                                 ==============  ==============

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $422,000 and $265,000 at December 31, 1994 and 1993, respectively.

For the years ended December 31, 1994, 1993 and 1992, the difference between gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the three years in the period ended December 31, 1994 were as follows:

                                                                      1994            1993            1992
                                                                 -------------    ------------    -------------
Balance at beginning of year  . . . . . . . . . . . . . . . .    $   1,254,843    $  1,062,280    $   939,657

Charge-offs . . . . . . . . . . . . . . . . . . . . . . . . .         (410,226)       (295,954)      (480,982)
Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . .           64,989          71,017         64,255
                                                                 -------------    ------------    -----------
  Net charge-offs . . . . . . . . . . . . . . . . . . . . . .         (345,237)       (224,937)      (416,727)

Provision for loan losses . . . . . . . . . . . . . . . . . .          638,228         417,500        539,350
                                                                 -------------    ------------    -----------

Balance at end of year  . . . . . . . . . . . . . . . . . . .    $   1,547,834    $  1,254,843    $ 1,062,280
                                                                 =============    ============    ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 1994 and 1993 is as follows:

                                                                                      1994             1993
                                                                                  ------------     ------------
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,350,670     $  1,016,468
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,696,789        4,398,506
Furniture and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,318,222        3,250,006
Automobiles . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          756,798          522,968
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . .          407,913          308,807
                                                                                  ------------     ------------
                                                                                    13,530,392        9,496,755
Less allowance for depreciation . . . . . . . . . . . . . . . . . . . . . . .        3,147,028        2,644,492
                                                                                  ------------     ------------
                                                                                  $ 10,383,364     $  6,852,263
                                                                                  ============     ============


The provisions for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 1994, 1993 and 1992 were $620,505, $469,441 and $426,100, respectively.


NOTE 7 - DEPOSITS

The major classifications of deposits as of December 31, 1994 and 1993 were as follows:

                                                                                     1994             1993
                                                                               ---------------   --------------
Noninterest-bearing demand  . . . . . . . . . . . . . . . . . . . . . . . .    $    29,515,704   $   29,472,107
Interest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . . . .         48,551,826       44,775,856
Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         43,315,233       42,967,248
Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         96,267,270       79,198,995
Certificates of deposit of $100,000 or more . . . . . . . . . . . . . . . .         31,207,528       25,801,138
Time deposits open  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,555,000        5,555,000
                                                                               ---------------   --------------

                                                                               $   263,412,561   $  227,770,344
                                                                               ===============   ==============

The maturities of time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1994 are as follows:

                                                                     TIME             OTHER
                                                                 CERTIFICATES         TIME
                                                                   OF DEPOSIT        DEPOSITS         TOTAL
                                                                 -------------    ------------    -------------
Three months or less  . . . . . . . . . . . . . . . . . . . .    $   5,369,092   $  14,555,000    $ 19,924,092
Over three through six months . . . . . . . . . . . . . . . .        2,676,120             -0-       2,676,120
Over six through twelve months  . . . . . . . . . . . . . . .        4,609,490             -0-       4,609,490
Over twelve months  . . . . . . . . . . . . . . . . . . . . .       18,552,826             -0-      18,552,826
                                                                 -------------   -------------    ------------

                                                                 $  31,207,528   $  14,555,000    $ 45,762,528
                                                                 =============   =============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 8 - LONG TERM DEBT

At December 31, 1994 and 1993, the Company had notes payable totaling $8,712,953, and $6,391,667, respectively.

On December 17, 1992, the Company entered into a loan agreement with Colonial Bank for amounts up to $6,500,000. At December 31, 1994 and 1993, the amounts outstanding were $5,692,014 and $6,391,667, respectively, due December 17, 2002, bearing interest at a floating prime, collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $58,681 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993 the Company's ESOP (Note 16) borrowed $1,200,000 for the acquisition of Company common stock. The note is due December 5, 2005, bearing interest at a floating rate, collateralized by shares of the Company's common stock purchased by the ESOP. The Company has not guaranteed this debt; however, new accounting and reporting guidelines mandated the debt's recognition on the Company's balance sheet as of January 1, 1994 with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. Principal payments of $14,280 are due monthly, at which time the lender releases a proportionate amount of the stock held as collateral to the ESOP for allocation to its participants. The outstanding balance of this note was $1,028,640 at December 31, 1994.

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7 %. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,992,299 at December 31, 1994.

Maturities of long-term debt following December 31, 1994 are as follows:

                 1995 . . . . . . . . . .      $     923,663
                 1996 . . . . . . . . . .            927,142
                 1997 . . . . . . . . . .            930,874
                 1998 . . . . . . . . . .            934,875
                 1999 . . . . . . . . . .            939,165
                 Thereafter . . . . . . .          4,057,234
                                               -------------

                                               $   8,712,953
                                               =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 9 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                                             Years Ended December 31,
                                                                -----------------------------------------------
                                                                     1994             1993             1992
                                                                -------------    -------------    -------------
  Amortization of intangibles . . . . . . . . . . . . . . .     $     126,764    $      84,182    $      85,692
  Advertising . . . . . . . . . . . . . . . . . . . . . . .           249,514          238,966          164,126
  Insurance . . . . . . . . . . . . . . . . . . . . . . . .           725,383          506,578          511,250
  Professional fees . . . . . . . . . . . . . . . . . . . .           218,426          222,247          275,883
  Supplies  . . . . . . . . . . . . . . . . . . . . . . . .           213,208          223,375          209,495
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         1,128,501        1,093,833          657,122
                                                                -------------    -------------    -------------

                                                                $   2,661,796    $   2,369,181    $   1,903,568
                                                                =============    =============    =============


NOTE 10 - INCOME TAXES

Federal and state income taxes receivable and (payable) as of December 31, 1994 and 1993 included in other assets and other liabilities, respectively, were as follows:

                                                                                      1994             1993
                                                                                  ------------    -------------
               Current
                 Federal  . . . . . . . . . . . . . . . . . . . . . . . . .       $    382,128    $    121,683
                                                                                  ============    ============

                 State  . . . . . . . . . . . . . . . . . . . . . . . . . .       $   (106,288)   $   (141,593)
                                                                                  ============    ============


The components of the net deferred income tax asset included in other assets are as follows:

  Deferred tax asset:
   Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,067,892    $    387,214
   State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            151,105          68,332
                                                                                  ------------    ------------
     Total gross deferred income tax asset  . . . . . . . . . . . . . . . .          1,218,997         455,546
     Less valuation allowance . . . . . . . . . . . . . . . . . . . . . . .           (172,045)        (82,066)
                                                                                  ------------    ------------
                                                                                     1,046,952         373,480
                                                                                  ------------    ------------

  Deferred tax liability:
   Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (385,233)       (317,458)
   State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (68,413)        (56,022)
                                                                                  ------------    -------------
                                                                                      (453,646)       (373,480)
                                                                                  ------------    ------------

  Net deferred income tax asset . . . . . . . . . . . . . . . . . . . . . .       $    593,306    $        -0-
                                                                                  ============    ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 10 - INCOME TAXES - CONTINUED

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                      1994             1993
                                                                                  ------------    -------------
  Alternative minimum tax credit carryover  . . . . . . . . . . . . . . . .       $    207,070    $        -0-
  Net unrealized loss on securities available
   for sale   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            439,394             -0-
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (439,350)       (359,325)
  Pension expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            101,197         101,052
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . .            444,473         354,494
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12,567         (14,155)
                                                                                  ------------    ------------
                                                                                       765,351          82,066
  Less valuation allowance  . . . . . . . . . . . . . . . . . . . . . . . .           (172,045)        (82,066)
                                                                                  ------------    ------------

                                                                                  $    593,306    $        -0-
                                                                                  ============    ============

The net changes in the total valuation allowance for the years ended December 31, 1994 and 1993 were $89,979 and $82,066, respectively.

The components of income tax expense for each of the years ended December 31, 1994, 1993 and 1992 were:

                              1994                           1993                            1992
                  ---------------------------    -------------------------        --------------------------
                     CURRENT       Deferred         Current       Deferred           Current       Deferred
                  ------------   ------------    ------------     --------        ------------    ----------
Federal . . .     $   769,490    $  (100,092)    $    719,640     $    -0-        $     825,528   $  (4,500)
State . . . .         106,288          9,024          145,598          -0-              113,064      (2,500)
                  -----------    -----------     ------------     --------        -------------   ---------
                  $   875,778    $   (91,068)    $    865,238     $    -0-        $     938,592   $  (7,000)
                  ===========    ===========     ============     ========        =============   =========

The principal sources of temporary differences resulting in deferred income taxes included in the accompanying consolidated statements of income and the tax effect of each are as follows:

                                                      1994             1993            1992
                                                 ------------    -------------    ------------
   Depreciation   . . . . . . . . . . . .        $     80,025    $     157,140    $   18,966
   Provision for loan losses  . . . . . .             (89,979)        (218,280)      (24,525)
   Pension expense  . . . . . . . . . . .                (144)         (49,406)          822
   Alternative minimum
     tax credit   . . . . . . . . . . . .            (207,070)             -0-           -0-
   Change in valuation
     allowance  . . . . . . . . . . . . .              89,979           82,066           -0-
   Other  . . . . . . . . . . . . . . . .              36,121           28,480        (2,263)
                                                 ------------    -------------    ----------

                                                 $    (91,068)   $         -0-    $   (7,000)
                                                 ============    =============    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 10 - INCOME TAXES - CONTINUED

Tax effects of securities transactions resulted in an increase in income taxes for 1994, 1993 and 1992 of $8,278, $188,295 and $35,436, respectively.

The following is a reconciliation of the difference in the effective tax rate and the federal statutory rate:

                                                                            Years Ended December 31,
                                                                 ----------------------------------------------
                                                                      1994            1993             1992
                                                                 -------------    ------------    -------------
  Statutory federal income tax rates  . . . . . . . . . . .               34.0 %          34.0 %           34.0 %
  Effect on rate of:
   Tax-exempt securities  . . . . . . . . . . . . . . . . .              (10.7)           (9.5)            (5.7)
   Tax-exempt loan income   . . . . . . . . . . . . . . . .               (5.3)           (4.4)            (4.6)
   State income tax, net of federal tax benefit   . . . . .                1.9             2.8              2.1
   Bad debt expense limitation  . . . . . . . . . . . . . .                2.1             2.0              -0-
   Interest expense disallowance  . . . . . . . . . . . . .                1.2             1.0               .7
   Alternative minimum tax credit   . . . . . . . . . . . .                -0-             -0-             (1.9)
   Other items  . . . . . . . . . . . . . . . . . . . . . .               (1.4)            (.7)             1.1
                                                                 -------------    ------------    -------------

  Effective income tax rate . . . . . . . . . . . . . . . .               21.8 %          25.2 %           25.7 %
                                                                 =============    ============    =============


NOTE 11 - SHAREHOLDERS' EQUITY

On June 1, 1993 the Board of Directors approved a 3-for-1 stock split of the Company's common stock. This split was effected in the form of a stock dividend and resulted in the issuance of 802,548 additional shares.

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

On October 4, 1994, the Company purchased 115,978.384 shares of the Company's common stock, including 7,144.384 shares vested under the Company's ESOP, from ffrey K. Cornelius, a former director and officer of the Company, at a price per share of approximately $25. The Company paid Mr. Cornelius $899,460 in cash and issued to him a subordinated promissory note in the original principal amount of $2,000,000. Such note bears interest on the outstanding principal amount at a rate of 7.0% per annum, is payable in 240 equal monthly installments of principal and interest, and may be prepaid in whole or in part at any time without penalty. In addition, the Company conveyed to Mr. Cornelius a 1994 automobile valued at approximately $25,200, free of any liens or encumbrances, and a life insurance policy, which had no cash surrender value, in the amount of $100,000, the premiums for which were thereafter assumed by Mr. Cornelius. The price per share paid to Mr. Cornelius by the Company exceeded $18.50 per share, the valuation provided to the Company at December 31, 1994 from an independent appraisal for purposes of shares held by the ESOP, and $18 per share, the next highest trading price per share reported to the Company during 1994. The $18.50 per share valuation was expressly limited by the independent appraiser for

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 11 - SHAREHOLDERS' EQUITY - CONTINUED

purposes of valuing the Company's common stock to be utilized for the ESOP. Management believes that the price per share paid by the Company for Mr. Cornelius' shares represented the fair value of such shares at the date of the purchase. The 115,978.384 shares of the Company's common stock acquired by the Company from Mr. Cornelius comprised approximately 6.68% of the outstanding shares of the Company's common stock, which represented the third largest block of the Company's common stock outstanding. Management determined that the acquisition of such block of shares by a person with a view toward exerting control or substantial influence with respect to the management, policies and operations of the Company could have proven detrimental to the efficiency and profitability of the Company and, therefore, was not in the best interests of the shareholders of the Company. In addition, management determined that Mr. Cornelius would likely have attempted to sell his shares of the Company's common stock to persons in the Company's market area, and that such an attempt by Mr. Cornelius, who had a long and prominent association with the Company, may have negatively impacted the Company's financial condition and results of operations. There is no active trading market for the the Company's common stock and, accordingly, there is a limited amount of information available regarding the market value of the Company's common stock. No other trades of the Company's common stock were reported to the Company during the fourth quarter of 1994. Management did not obtain any independent advice, appraisal or other evidence to evaluate whether the price per share paid to Mr. Cornelius was economically justified. Such purchase price was determined based upon management's subjective determination of the fair value of such shares. Management was not aware of other bona fide offers to purchase Mr. Cornelius' shares of the Company's common stock.

On January 9, 1995, the Board of Directors of the Company declared a dividend of $.50 per share to shareholders of record as of January 15, 1995 which was paid on January 20, 1995. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and to regulatory restrictions. (See Notes 8 and 17).

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated statements of financial condition. Because these

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 12 - COMMITMENTS AND CONTINGENCIES - CONTINUED

instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not been required to perform on any financial guarantees nor has it incurred any losses on its commitments in either 1994 or 1993. Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1994 and 1993, the Company has issued standby letters of credit of approximately $642,000 and $411,000, respectively.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan Commitments: As of December 31, 1994 and 1993, the Company had commitments outstanding to extend credit totaling approximately $4,270,000 and $2,994,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the consolidated financial statements.


NOTE 13 - CONCENTRATIONS OF CREDIT

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. Investments in state and municipal securities also involve governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in Note 4. The commitments to extend credit relate primarily to consumer cash lines which represented approximately $2,395,000 and $2,136,000 of the unused commitment balances at December 31, 1994 and 1993. All remaining commitments consist primarily of unused real estate draw lines.

The Company maintains its cash accounts at various commercial banks in Alabama. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $4,169,956 and $3,239,818, at December 31, 1994 and 1993, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 14 - CUMULATIVE PREFERRED STOCK

Holders of Series 1984-1 8% Cumulative Preferred Stock generally do not have voting rights. The annual dividend rate on this preferred stock was 8% of stated value. This preferred stock was redeemed by the Company on December 31,
1993.   The redemption price per share was $69.44.


NOTE 15 - PENSION PLAN

The Company has a defined benefit plan that provides retirement and disability benefits for substantially all employees of the Company and its subsidiaries, and death benefits for their beneficiaries. Employees who are expected to work 1,000 hours in any calendar year become participants in the Pension Plan on January 1 of each year. All employees are eligible to become participants in the Pension Plan regardless of age on the date they begin employment and the normal retirement age is the later of age 65 or five years after the date of employment. In addition, participants in the Pension Plan accrue benefits after they have attained the normal retirement age.

Benefits under the Pension Plan depend upon a participant's years of credited service with the Company or any of its subsidiaries and his average monthly earnings for the five year period prior to the retirement or termination of employment. A participant is 20% vested in his accrued benefits after completion of two years of service. Vesting increases 20% per year for the next four years with the participant becoming fully vested upon completion of six years of service. An employee who completes ten years of service and attains age fifty-five is eligible for early retirement benefits. Plan assets consist primarily of corporate stocks and bonds.

The Company contributes amounts to the pension funds sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.


Net pension cost for 1994, 1993 and 1992 is composed of the following:

                                                                     1994             1993            1992
                                                                 -------------    ------------    ------------
  Service . . . . . . . . . . . . . . . . . . . . . . . . .      $     222,624    $    193,714    $    164,203
  Interest cost on projected benefit obligations  . . . . .            187,062         166,793         127,320
  Actual return on assets . . . . . . . . . . . . . . . . .             (9,652)       (134,727)       (112,441)
  Net amortization and deferral . . . . . . . . . . . . . .           (160,235)        (15,291)        (31,449)
                                                                 -------------    ------------    ------------

   Net periodic pension cost  . . . . . . . . . . . . . . .      $     239,799    $    210,489    $    147,633
                                                                 =============    ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 15 - PENSION PLAN - CONTINUED

The following table sets forth the funding status of the plan and the amount recognized in the Company's consolidated statements of financial condition at December 31:

                                                                                       1994             1993
                                                                                  ------------    -------------
  Actuarial present value of benefit obligations:
   Vested   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,923,605    $   1,666,994
   Nonvested  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           35,989           20,891
                                                                                  ------------    -------------

  Accumulated benefit obligation  . . . . . . . . . . . . . . . . . . . . . .     $  1,959,594    $   1,687,885
                                                                                  ============    =============

  Actuarial present value of projected benefit obligation . . . . . . . . . .     $  2,728,056    $   2,403,336
  Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . .        2,217,143        1,986,434
                                                                                  ------------    -------------
  Projected benefit obligation in excess of plan assets . . . . . . . . . . .         (510,913)        (416,902)
  Unamortized net assets at transition  . . . . . . . . . . . . . . . . . . .         (121,947)        (138,826)
  Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .          103,358           26,378
  Prior service cost not yet recognized in net periodic pension cost  . . . .          159,230          170,929
                                                                                  ------------    -------------

  Non-current pension liability . . . . . . . . . . . . . . . . . . . . . . .     $   (370,272)   $    (358,421)
                                                                                  ============    =============




The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligations were eight percent and six percent, respectively, for 1994 and 1993. The assumed long-term rate of return on plan assets in 1994 and 1993 was eight percent.


NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. Employees who work 1,000 hours in any consecutive twelve month period become participants in the ESOP on December 31 of that year, and remain eligible in every subsequent year in which 1,000 hours of work are completed. Employer contributions, which are made at the discretion of the Company's Board of Directors, are allocated to eligible participants in proportion to their eligible pay, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Service imposes a limit ($150,000 in 1994) on the maximum amount of eligible pay under the plan.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock, which are released prorata by the lender as monthly payments of principal and interest are made. As of December 31, 1994, there were 68,576 unreleased shares with a fair value of approximately $1,250,000. These shares are subtracted from outstanding shares for earnings per share calculations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN - CONTINUED

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). SOP 93-6 removes any distinctions between ESOP loans which are guaranteed by the employer and those which are not. Under the provisions of SOP 93-6, the employer must recognize the indebtness of its sponsored ESOP on its financial statement and reduce its stockholder's equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. Adjustments are also required to the method of recording payments made by the Company to the ESOP on behalf of its participating employees.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At December 31, 1994, the Company's financial statements reflect long term and a corresponding contra-equity account, as a result of the ESOP debt, of $1,028,640.

Company contributions to the ESOP amounted to $276,991, $236,312, and $198,000, for 1994, 1993 and 1992, respectively.


NOTE 17 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends paid by Community Bank (Alabama) are the primary source of funds available to the Company for debt repayment, payment of dividends to its stockholders and other needs. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Superintendent of Banks is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. At December 31, 1994, Community Bank (Alabama) could have declared dividends of $6,688,768 without approval of regulatory authorities.


NOTE 18 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the subsidiary bank during 1994 and 1993. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 1994 and 1993, amounted to $6,364,448 and $4,704,163, respectively. An analysis of activity during 1994 in loans to related parties resulted in additions of $3,360,645 representing new loans, reductions of $1,387,304, representing payments, and a decrease of $313,056 representing a change in the composition of related parties.

Leases: Community Bank (Alabama) has lease agreements with Com-Pac, a partnership composed of Kennon R. Patterson, Sr., Birl Bryson and Bishop K. Walker, Jr., all of whom are directors and officers of the Company, for the lease of land and banking facilities. Lease expense on these properties amounted

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 18 - RELATED PARTY TRANSACTIONS - CONTINUED

to $143,352, $142,552 and $140,952 for the years ended December 31, 1994, 1993 and 1992, respectively.

Maintenance Contract: Community Bank (Alabama) has a service contract with Royal Acres, a partnership composed of Kennon R. Patterson, Sr. and Bishop K. Walker, Jr., both of whom are directors and officers of the Company, for the upkeep and maintenance of the external grounds of the Bank's seventeen locations. Maintenance expense under this contract amounted to $60,000 for the year ended December 31, 1994, a monthly average of $294 per location. This expense was $60,000 and $43,500 for the years ended December 31, 1993 and 1992, respectively.

Interior Design : During 1994 Community Bank (Alabama) and Community Bank (Tennessee) paid Heritage Interiors, a decorating and design firm owned and operated by the wife of Kennon R. Patterson, Sr., a director and officer of the Company, for the interior design, furniture, appliances, fixtures, carpets, wallcoverings, drapes, and accessories for facilities in Arab-Downtown ($210), Arab-Parkway ($2,394), Blountsville ($5,290), Corporate headquarters ($1,112), Pulaski-Martin house ($165,265), Pulaski-West College ($22,743), Rainsville ($282), Snead ($39,066) and West Blount ($45).

The purchases were made at a cost more favorable than could be obtained from unrelated parties.

See Note 11.


NOTE 19 - LEASES

The Company has a number of operating lease agreements, involving land and buildings. These leases are noncancellable and expire on various dates through the year 2006. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. Options to
purchase are also included in some leases.   For the years ended December 31,
1994, 1993 and 1992, rental expense for operating leases was approximately $232,122, $199,135, and $163,722, respectively.

Future minimum lease payments for all leases at December 31, 1994 are as follows:


                                                                  OPERATING
                                                                -------------
                 Years Ending December 31,
                 1995 . . . . . . . . . . . . . . . . . .       $    145,588
                 1996 . . . . . . . . . . . . . . . . . .             35,265
                 1997 . . . . . . . . . . . . . . . . . .             25,700
                 1998 . . . . . . . . . . . . . . . . . .             25,700
                 1999 . . . . . . . . . . . . . . . . . .             21,050
                 Thereafter . . . . . . . . . . . . . . .             27,900
                                                                ------------

                 Total minimum lease payments . . . . . .       $    281,203
                                                                ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 20 - BUSINESS COMBINATIONS

On November 15, 1993, the Company capitalized a new Tennessee bank subsidiary in Pulaski, Tennessee and commenced operations. The new subsidiary bank, Community Bank (Tennessee), was capitalized with $3,500,000 and is wholly owned by the Company. All of the Tennessee bank's stock is pledged as security against a note agreement. (See Note 8)


NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which is practicable to estimate that value:

Cash and Short-Term Investments: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities: For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Receivables: For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposit of similar remaining maturities.

Long-term Debt: Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written: The fair value of commitments and letters of credit is estimated to be approximately the same as the notional amount of the related commitment.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31, 1994 and 1993 are as follows:


                                                            1994                               1993
                                                ----------------------------     -----------------------------
                                                 Carrying          Fair            Carrying           Fair
                                                  Amount           Value            Amount           Value
                                                ------------    ------------     ------------     ------------
                                                        (in Thousands)                   (in Thousands)
  FINANCIAL ASSETS:
   Cash and short-term investments  . . .       $     15,762    $     15,762     $     18,192     $     18,192
   Investment securities  . . . . . . . .             62,386          60,285           82,233           84,866
   Loans  . . . . . . . . . . . . . . . .            206,428                          151,651
   Less: allowance for losses   . . . . .              1,548                            1,255
                                                ------------                     ------------
   Net Loans  . . . . . . . . . . . . . .            204,880         200,936          150,396          152,815
                                                ------------    ------------     ------------     ------------

   TOTAL FINANCIAL ASSETS   . . . . . . .       $    283,028    $    276,983     $    250,821     $    255,873
                                                ============    ============     ============     ============

  FINANCIAL LIABILITIES:
   Deposits   . . . . . . . . . . . . . .       $    263,413    $    262,658     $    227,770     $    228,514
   Short-term borrowings  . . . . . . . .              2,044           2,044            1,850            1,850
   Long-term debt   . . . . . . . . . . .              8,713           9,087            6,392            6,392
                                                ------------    ------------     ------------     ------------

   TOTAL FINANCIAL LIABILITIES  . . . . .       $    274,170    $    273,789     $    236,012     $    236,756
                                                ============    ============     ============     ============

  UNRECOGNIZED FINANCIAL INSTRUMENTS:
   Commitments to extend credit   . . . .       $      4,191    $      4,191     $      2,994     $      2,994
   Standby letters of credit  . . . . . .                642             642              411              411
                                                ------------    ------------     ------------     ------------

   TOTAL UNRECOGNIZED
     FINANCIAL INSTRUMENTS  . . . . . . .       $      4,833    $      4,833     $      3,405     $      3,405
                                                ============    ============     ============     ============



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 22 - CONDENSED PARENT COMPANY INFORMATION



STATEMENTS OF FINANCIAL CONDITION

                                                                                          December 31,
                                                                                -------------------------------

                                                                                      1994             1993
                                                                                --------------   --------------
  ASSETS
   Cash and due from banks  . . . . . . . . . . . . . . . . . . . . . . . . .   $   3,202,932    $   2,060,659
   Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . . .       2,993,782        5,975,996
   Interest-bearing deposits with other banks   . . . . . . . . . . . . . . .         522,123              -0-

   Investment in subsidiaries (equity method) -
     eliminated upon consolidation  . . . . . . . . . . . . . . . . . . . . .      22,577,210       20,953,306
   Premises and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .          77,156           54,417
   Intangibles, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,536,764        1,652,632
   Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         734,785          110,509
                                                                                -------------    -------------

         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  31,644,752    $  30,807,519
                                                                                =============    =============



  LIABILITIES AND SHAREHOLDERS' EQUITY
   Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   8,712,953    $   6,391,667
   Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .           279,463          950,974
                                                                                -------------    -------------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .         8,992,416        7,342,641

         TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .        22,652,336       23,464,878
                                                                                -------------    -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . .     $  31,644,752    $  30,807,519
                                                                                =============    =============



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 22 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED



STATEMENTS OF INCOME

                                                                             Years Ended December 31,
                                                                -----------------------------------------------

                                                                     1994             1993             1992
                                                                -------------    -------------    -------------
  INCOME
   From subsidiaries - eliminated upon consolidation
     Dividends  . . . . . . . . . . . . . . . . . . . . . .     $   1,150,058    $     984,876    $   1,255,649
     Management fees  . . . . . . . . . . . . . . . . . . .           145,000          210,000          180,000
     Interest . . . . . . . . . . . . . . . . . . . . . . .            24,408            1,130            1,980
   Other Income   . . . . . . . . . . . . . . . . . . . . .           272,109           40,922            1,200
                                                                -------------    -------------    -------------
                                                                    1,591,575        1,236,928        1,438,829
                                                                -------------    -------------    -------------
  EXPENSES
   Salaries and employee benefits   . . . . . . . . . . . .           411,098          549,690          362,992
   Interest   . . . . . . . . . . . . . . . . . . . . . . .           599,025          272,037          270,027
   Other expenses   . . . . . . . . . . . . . . . . . . . .           357,021          389,616          302,320
                                                                -------------    -------------    -------------
                                                                    1,367,144        1,211,343          935,339
                                                                -------------    -------------    -------------
  Income before income taxes and equity in
   undistributed earnings of subsidiaries   . . . . . . . .           224,431           25,585          503,490
  Income tax benefit  . . . . . . . . . . . . . . . . . . .          (309,620)        (351,452)        (313,839)
                                                                -------------    -------------    -------------

  Income before equity in undistributed earnings
   of subsidiaries  . . . . . . . . . . . . . . . . . . . .           534,051          377,037          817,329
  Equity in undistributed earnings of subsidiaries  . . . .         2,282,995        2,195,329        1,881,455
                                                                -------------    -------------    -------------

            NET INCOME  . . . . . . . . . . . . . . . . . .     $   2,817,046    $   2,572,366    $   2,698,784
                                                                =============    =============    =============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 22 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED



STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                -----------------------------------------------
                                                                    1994             1993             1992
                                                                -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . .     $   2,817,046    $   2,572,366    $   2,698,784
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Equity in undistributed income of subsidiaries . . . .        (2,282,995)      (2,195,329)     ( 1,881,455)
     Provision for depreciation, amortization and accretion           (88,446)          73,343           92,716
     Realized investment security losses  . . . . . . . . .               172              -0-              -0-
     Increase in other assets . . . . . . . . . . . . . . .          (624,276)         (84,430)        (181,029)
     Increase (decrease) in other liabilities . . . . . . .          (671,511)         604,572           (1,502)
                                                                -------------    -------------    -------------
         NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES   . . . . . . . . . . . . .          (850,010)         970,522          727,514
                                                                -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities held to maturity . . . . . . . . .       (18,797,778)      (5,957,533)             -0-
  Proceeds from maturity of securities held to maturity   .        21,996,058              -0-              -0-
  Increase in interest-bearing deposits with banks  . . . .          (522,123)             -0-              -0-
  Proceeds from sale of assets  . . . . . . . . . . . . . .            29,899          345,650           16,607
  Capitalization of bank subsidiary . . . . . . . . . . . .               -0-       (3,500,000)             -0-
  Capital expenditures  . . . . . . . . . . . . . . . . . .           (64,562)         (31,676)        (319,948)
                                                                -------------    -------------    -------------
         NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES  . . . . . . . . . . . . . .         2,641,494       (9,143,559)        (303,341)
                                                                -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt  . . . . . . . . . . . . . . .               -0-        4,041,667          245,000
  Repayment of long-term debt . . . . . . . . . . . . . . .          (707,354)      (1,395,432)        (775,000)
  Issuance of common stock  . . . . . . . . . . . . . . . .           957,603        7,959,081              -0-
  Purchase of treasury stock  . . . . . . . . . . . . . . .          (899,460)             -0-              -0-
  Redemption of preferred stock . . . . . . . . . . . . . .               -0-         (811,892)             -0-
  Cash dividends  . . . . . . . . . . . . . . . . . . . . .               -0-          (65,008)         (65,008)
                                                                -------------    -------------    -------------
         NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES  . . . . . . . . . . . . . .          (649,211)       9,728,416         (595,008)
                                                                -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents  . . .         1,142,273        1,555,379         (170,835)

Cash and due from banks at beginning of year  . . . . . . .         2,060,659          505,280          676,115
                                                                -------------    -------------    -------------


CASH AND DUE FROM BANKS AT END OF YEAR  . . . . . . . . . .     $   3,202,932    $   2,060,659    $     505,280
                                                                =============    =============    =============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 22 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED





                                                                            Years Ended December 31,
                                                                -----------------------------------------------
                                                                    1994             1993             1992
                                                                -------------    -------------    -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:

   Interest   . . . . . . . . . . . . . . . . . . . . . . .     $     585,358    $     280,872    $     332,295
   Income taxes   . . . . . . . . . . . . . . . . . . . . .           474,057         (422,192)        (363,397)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Long-term debt was increased and equity was decreased $1,200,000 on January
    1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. The debt was reduced and shares were released by $171,360 during the year ended December 31, 1994 as a result of payments made by the Company's ESOP.

  During 1994, Treasury Stock in the amount of $2,899,460 was acquired for cash and the assumption of a $2,000,000 subordinated capital installment rate.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blountsville, Alabama, on this 13th day of June, 1995.


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