Form 10-Q
period 1995-06-30
COMMUNITY BANCSHARES INC /DE/
filed 1995-08-14
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549



                                         FORM 10-Q

                     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                        15 (D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                             For Quarter Ended June 30, 1995

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


                   Delaware                          63-0868361
           (State of Incorporation)      (I.R.S. Employer Identification No.)


   Main Street, P. O. Box 1000, Blountsville, AL             35031
      (Address of principal executive office)              (Zip Code)


     Registrant's telephone number, including area code  (205) 429-1000


                                        No Change
              (Former name, former address and former fiscal year if
                             changed since last report)

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

                    Class                     Outstanding at June 30, 1995
         Common Stock, $.10 Par Value                 1,624,975










                                     INDEX

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION
                                                                      PAGE


Item 1. Financial Statements (Unaudited)

         Consolidated balance sheets - June 30, 1995 and
         December 31, 1994                                               3

         Consolidated statements of income - Three months
         ended June 30, 1995 and 1994; Six months ended June 30,
         1995 and 1994                                                 4-5

         Consolidated statements of cash flows - Six months ended
         June 30,1995 and 1994                                           6

         Notes to consolidated financial statements - June 30, 1995      8


Item 2.  Management's Discussion and Analysis of Financial Condition and
                            Results of Operations . . . . . . . . . .    10



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . .                        15



SIGNATURES


                     PART I - FINANCIAL INFORMATION
               ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                               June 30,            December 31,
                                                 1995                  1994
Assets
      Cash . . . . . . . . . . . .    $       2,463,788     $       2,708,337
      Due from banks . . . . . . . .         10,766,982            10,840,264
      Interest-bearing deposits with banks    2,330,034             2,113,823
      Federal funds sold . . . . . . . . .    9,550,000               100,000
      Securities available for sale  . . .   21,059,373            20,853,532
      Securities held to maturity, estimated
        fair values of $43,009,855 and
        $39,431,333  . . . . . . . . .       42,536,672            41,532,909
      Loans  . . . . . . . . . . . . .      226,108,148           212,109,397
       Less: Unearned income  . . . . . .     3,731,904             5,681,403
             Allowance for loan losses . .    1,598,023             1,547,834
             Net Loans  . . . . . . . . . . 220,778,221           204,880,160
      Premises and equipment, net  . . . .   11,178,122            10,383,364
      Accrued interest . . . . . . . . . .    2,907,108             2,680,379
      Intangibles, net . . . . . . . . . .    1,515,473             1,577,189
      Other real estate  . . . . . . . . .      237,485               290,024
      Other assets . . . . . . . . . . . .    1,150,055             1,521,585

Total Assets                          $     326,473,313     $     299,481,566

Liabilities and Shareholders' Equity
      Deposits:
        Noninterest-bearing . . . .   $      37,222,328     $      29,515,704
        Interest-bearing  . . . . . . .     250,883,010           233,896,857
          Total Deposits . . . . . . . . .  288,105,338           263,412,561
      Other short-term borrowings  . . . .    3,051,915             2,043,902
      Accrued interest . . . . . . . . . .    2,216,069             1,395,336
      Long-term debt . . . . . . . . . . .    8,247,874             8,712,953
      Other liabilities  . . . . . . . . .    1,099,800             1,264,478
Total Liabilities                           302,720,996           276,829,230
Shareholders' equity
      Common stock, par value $.10 per
       share, 5,000,000 shares authorized,
       1,803,817 shares issued as of
       June 30, 1995 and December 31, 1994  .   180,382               180,382
      Capital surplus . . . . . . . . . . .  13,983,010            13,983,010
      Retained earnings . . . . . . . . .    13,357,220            13,076,135
      Unearned ESOP shares - 62,864 and
       68,576 shares unreleased at June 30,
       1995 and December 31,1994 . .           (942,960)           (1,028,640)
      Treasury stock -115,978 shares at cost (2,899,460)           (2,899,460)
      Unrealized gains (losses) on
       investment securities available
       for sale, net of deferred taxes  . .      74,125             (659,091)

Total Shareholders' Equity                   23,752,317            22,652,336

Total Liabilities and
Shareholders' Equity                  $     326,473,313     $     299,481,566


                 See notes to consolidated financial statements.

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                    Three Months Ended
                                                         June 30
                                                1995                  1994
Revenue From Earning Assets
 Interest and fees on loans . . . .  $       5,300,988     $       3,995,962
 Interest on investment securities:
   Taxable securities  . . . . . . . . . . .   695,374               837,633
   Securities exempt from federal income taxes 290,102               275,226

 Interest on federal funds sold . . . . . . .   87,475                16,707
 Interest on deposits in other banks  . . . . . 26,458                20,629
Total Revenue From Earning Assets . . . .    6,400,397             5,146,157

Interest Expense
 Interest on deposits . . . . . . . . . . .  3,091,918             2,095,844
 Interest on other short-term borrowings  . . . 43,588                 9,286
 Interest on long-term debt . . . . . . . .    187,080               127,195
Total Interest Expense  . . . . . . . . . .  3,322,586             2,232,325

Net interest income                          3,077,811             2,913,832
Provision for loan losses . . .                104,884               151,335

Net interest income after provision
 for loan losses . . .                       2,972,927             2,762,497

Noninterest Income
 Service charges on deposits  . . . . . . . .  457,569               393,823
 Insurance commissions  . . . . . . . . . . .  178,442               221,565
 Bank club dues . . . . . . . . . . . . . . .  104,616                76,502
 Other operating income . . . . . . . . . . .  124,392               140,020
 Investment securities gains  . . . . . . . .    2,313                17,539
  Total Noninterest Income  . . . . . . . . .  867,332               849,449

Noninterest Expenses
 Salaries and employee benefits . . . . . .  1,787,846             1,415,885
 Occupancy expense  . . . . . . . . . . . .    217,644               198,286
 Furniture and equipment expense  . . . . .    199,716               152,605
 Director and committee fees  . . . . . . .     70,075                72,250
 Other operating expenses . . . . . . . . .    695,401               611,683
  Total Noninterest Expenses  . . . . . . .  2,970,682             2,450,709

Income before income taxes. . . . . . . . .    869,577             1,161,237
Provision for income taxes  . .                199,303               343,580

Net Income  . . . . . . . . . . . . . .. $     670,274     $         817,657

Earnings Per Common Share - Primary and fully diluted

Net income per common share  . . .   $             .41     $             .47

Weighted average common shares outstanding . 1,623,866             1,728,420

                       See notes to consolidated financial statements.

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                   Six Months Ended
                                                        June 30,
                                               1995                  1994
Revenue From Earning Assets
 Interest and fees on loans . . . .    $      10,262,061     $       7,435,440
 Interest on investment securities:
  Taxable securities  . . . . . . .            1,388,968             1,687,662
  Securities exempt from federal income taxes    580,714               550,943

 Interest on federal funds sold . . . . . . .    114,543                44,551
 Interest on deposits in other banks  . . . .     52,126                35,575
Total Revenue From Earning Assets . . . . . . 12,398,412             9,754,171

Interest Expense
 Interest on deposits . . . . . . . . . . .    5,930,537             4,038,226
 Interest on other short-term borrowings  .       73,110                16,537
 Interest on long-term debt . . . . . . . .      367,174               237,924
 Total Interest Expense  . . . . . . . . . .   6,370,821             4,292,687

Net interest income                            6,027,591             5,461,484
Provision for loan losses . . .                  226,711               276,525

Net interest income after provision
 for loan losses . . . . . . . . . . . . . .    5,800,880             5,184,959

Noninterest Income
 Service charges on deposits  . . . . . . . .     822,270               740,622
 Insurance commissions  . . . . . . . . . . .     356,192               434,736
 Bank club dues . . . . . . . . . . . . . . .     202,176               142,631
 Other operating income . . . . . . . . . . . . . 249,301               252,545
 Investment securities gains(losses)  . . . . . . (19,970)               26,469

Total Noninterest Income  . . . . . . . . . . . 1,609,969             1,597,003

Noninterest Expenses
 Salaries and employee benefits . . . . . . . . 3,581,268             2,822,454
 Occupancy expense  . . . . . . . . . . . . . .   432,595               401,167
 Furniture and equipment expense  . . . . . . .   384,261               287,100
 Director and committee fees  . . . . . . . . .   137,500               143,350
 Other operating expenses . . . . . . . . . . . 1,406,273             1,265,844
   Total Noninterest Expenses  . . . . . . . .  5,941,897             4,919,915

Income before income taxes . . . . . . . . . .  1,468,952            1,862,047
Provision for income taxes  . .                   343,949              521,700

Net Income  . . . . . . . . . . . . . . $       1,125,003     $      1,340,347

Earnings Per Common Share - Primary and fully diluted

 Net income per common share  . . . .   $             .69     $            .78
 Weighted average common shares outstanding     1,622,445             1,714,781


                      See notes to consolidated financial statements.

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                    Six months Ended
                                                         June 30,
                                               1995                  1994
Operating activities:
 Net income . . . . . . . . . . .       $      1,125,003     $      1,340,347
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for loan losses  . . . . . . . . .    226,711              276,525
 Provision for depreciation and amortization     446,358              322,041
 Amortization of investment security premiums and
  accretion of discounts . . . . . . . . . . . . (75,396)             (88,150)
 Provision for deferred taxes . . . . . . . . .  (14,304)              10,500
 Realized investment security losses (gains) . .  19,970              (26,469)
 Gain on sale of premises and equipment . . . .   (7,395)              (3,596)
 Gain on sale of other real estate  . . . . . . .   -0-                (7,325)
 Increase in accrued interest receivable  . . . (226,729)            (139,674)
 Increase in accrued interest payable . . . . .  820,733               360,620
 Other  . . . . . . . . . . . . . . . . . . . . (452,157)           (1,068,716)
      Net cash provided (used) by
       operating activities                    1,862,794               976,103

Investing activities:
 Proceeds from sales of investment securities  4,531,610            15,321,892
 Proceeds from maturity of
   investment securities  . . . . . . .        9,560,990            19,097,583
 Purchase of investment securities  . . . .  (14,024,752)          (23,177,512)
 Increase in interest-bearing deposits
   with other banks . . . .                     (216,211)           (1,096,650)
 Net increase in loans to customers . . . .  (15,895,711)          (28,446,117)
 Proceeds from sale of premises and equipment     40,660                48,091
 Proceeds from sale of other real estate  . . .     -0-                 12,500
 Capital expenditures . . . . . . . . . . . . (1,212,665)           (1,389,278)
 Net cash used in investing activities . . . (17,216,667)          (19,629,491)

Financing activities:
 Net decrease in demand deposits, NOW accounts,
   and savings accounts  . . . . . . . . .    (1,139,167)           (2,915,415)
 Net increase in certificates of deposit  .   25,831,944            16,285,879
 Net increase (decrease) in short-term
   borrowings . . . . . . .                    1,015,994               (48,268)
 Issuance of common stock.  . . . . . . . .        -0-                 957,603
 Repayment of long-term debt  . . . . . . . . . (379,399)             (347,570)
 Cash dividends . . . . . . . . . . . . . . . . (843,918)                  -0-
 Net cash provided by financing activities .  24,485,454            13,932,229

Net increase (decrease) in cash
  and cash equivalents  . . . . . . . . . . .  9,132,169           (4,721,159)


Cash and cash equivalents at
  beginning of period  . . . . . . . . . . . .13,648,601            16,251,805

Cash and cash equivalents at end
   of period                           $      22,780,770     $      11,530,646



                See notes to consolidated financial statements.

                     COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                       Six months Ended
                                                           June 30,
                                               1995                  1994

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest  . . . . . . . . . . . . . $       5,550,088     $       3,932,067
  Income taxes  . . . . . . . . . . .           114,261               541,991

Supplemental schedule of non-cash investing and financing activities:

  Other real estate of $38,413 was acquired in 1995 through foreclosure.

  Long-term debt was increased and equity was decreased $1,200,000 on January 1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. The debt was reduced and shares were released by $85,680 during each of the six month periods ended June 30, 1995 and 1994 as a result of payments made by the Company's ESOP.

  Investment securities of $39,742,884 were transferred during the six month period ended June 30,1994 to securities available for sale in accordance with the provisions of SFAS 115.

  Unrealized gains or losses on investment securities available for sale changed by $733,216 during the six months ended June 30, 1995, from an unrealized loss of $659,091 at December 31, 1994, to a gain of $74,125 at June 30,1995 (both net of the effect of deferred taxes.)






                     See notes to consolidated financial statements.

                    COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 June 30, 1995


NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30,1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B - Income Taxes

The effective tax rates of approximately 23.4 percent and 28.0 percent for the six months ended June 30, 1995 and 1994 are less than the statutory rate principally because of the effect of tax-exempt interest income.

NOTE C - Investment Securities

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either held-to-maturity securities, which are reported at amort-ized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (net of deferred tax effect).

At June 30, 1995, the Company had net unrealized gains of $123,541 in available -for-sale securities which are reflected in the presented assets and resulted in an increase in stockholders' equity of $74,125 net of deferred tax liability. There were no trading securities. The net increase in stockholders equity as a result of the SFAS 115 adjustment from December 31, 1994 to June 30, 1995 was $733,216.

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

On October 3, 1994, the Company purchased 115,978 shares of stock into treasury at $25 per share, for a total of $2,899,460,from Jeffrey K. Cornelius, a former director and officer of the Company.

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

Also on January 9, 1995, the Board of Directors passed a resolution author-izing the preparation of a Registration Statement for the proposed sale of 312,161 shares of the Company's $.10 par value common stock, consisting of the Company's 115,978 shares of treasury stock and 196,183 newly issued shares. The sale became effective on June 20, 1995. If it is fully subscribed, this sale would create approximately $6,200,000 of additional capital for the Company.

NOTE E - Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's new offering of its stock. The note was originally secured by 80,000 shares of purchased stock, which are released proratably by the lender as monthly payments of principal and interest are made. 62,864 shares remain as security for the indebtedness as of June 30, 1995. The note is not explicitly guaranteed by the Company.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). SOP 93-6 removes any distinctions between ESOP loans which are guaranteed by the employer and those which are not. Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its balance sheet and reduce its stock-holder's equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. Adjustments are also required to the method of recording payments made by the Company to the ESOP on behalf of its participating employees.

At June 30, 1995, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of this ESOP debt, of $942,960.

                                Item 2.
      MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS


This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30,1995 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


FINANCIAL CONDITION

June 30, 1995 compared to December 31, 1994


Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 1995. Loans, net of unearned income and reserve for loan losses, were 67.6% of total assets at June 30, 1995 and 68.4% of total assets at December 31, 1994. Total net loans were $220,778,221 at June 30, 1995, representing a 7.8% increase from the December 31, 1994 total of $204,880,160. This increase of approximately $15.9 million was due to improving economic conditions in the Company's markets,growth in the Company's new subsidiary bank in Tennessee, and a management emphasis on quality loan growth.


Investment Securities and Other Earning Assets

Investment Securities and federal funds sold increased $10,569,604 or 17.1% from December 31, 1994 to June 30, 1995. This increase was due primarily to deposit growth in excess of loan growth. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at June 30, 1995 were $63,596,045 compared with $62,386,441 at
December 31, 1994, reflecting a 1.9% increase  of  $1,209,604.    Short-term
investments in the form of interest-bearing deposits with banks were $2,330,034 at June 30, 1995 and $2,113,823 at December 31, 1994.


Asset Quality

Between December 31, 1994 and June 30,1995,the Company experienced an improve-ment in the quality of its assets as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) improved from 1.47 to 1.55. The ratio of total nonperforming assets to total assets experienced a favorable decline of 0.1%, to 0.003 from 0.004, and the ratio of nonperforming loans to total loans remained the same at 0.005.All three of these ratios compare favorably with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.


Deposits

Total  deposits  of  $288,105,338 at June 30, 1995 increased $24,692,777 (9.4%)
over total deposits of $263,412,561 at year-end 1994. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $7,706,624 or 26.1% from year-end 1994 to June 30, 1995, and interest-bearing deposits increased $16,986,153 (7.3%) from year-end 1994.Certificates of deposit of $100,000 or more increased $11,097,579 (11.0%).

Other Short-term Borrowings

Other short-term borrowings totalled $3,051,915 at June 30, 1995, a $1,008,013 increase from the December 31, 1994 total of $2,043,902.


Long-term Debt

At June 30, 1995 and December 31, 1994, the Company had notes payable totaling $8,247,874, and $8,712,253, respectively.

On December 17, 1992,the Company entered into a loan agreement with Colonial Bank for amounts up to $6,500,000. At June 30, 1995 and December 31, 1994, the amounts outstanding were $5,336,263 and $5,652,014, respectively, due December 17, 2002, bearing interest at a floating prime, collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $58,681 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993 the Company's ESOP borrowed $1,200,000 for the acquisition of Company common stock. The note is due December 5, 2005, bearing interest at a floating rate, collateralized by shares of the Company's common stock purchased by the ESOP. The Company has not guaranteed this debt; however,new accounting and reporting guidelines mandated the debt's recognition on the Company's balance sheet as of January 1, 1994 with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. Principal payments of $14,280 are due monthly, at which time the lender releases a proportionate amount of the stock held as collateral to the ESOP for allocation to its participants.The outstanding balance of this note was $942,960 at June 30, 1995.

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7 %. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,968,651 at June 30, 1995.

Remaining maturities of long-term debt for the years ending December 31 are as follows:

     1995  . . . . . . . . .   $     459,919
     1996  . . . . . . . . .         927,147
     1997  . . . . . . . . .         930,879
     1998  . . . . . . . . .         934,880
     1999  . . . . . . . . .         939,170
     Thereafter  . . . . . .       4,055,879

                               $   8,247,874


Shareholders' Equity

Company shareholders' equity increased $1,099,981 from December 31, 1994 to June 30, 1995, due to: net earnings of $1,125,003, the payment of a cash dividend of $843,918, the reduction of unearned ESOP shares by $85,680, and the increase of unrealized gains on securities available for sale totalling $733,216, net of deferred tax liability.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes positive depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided a majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity, amounted to $ 23.7 million at June 30, 1995. Tier II capital components include supplemental capital components such as
qualifying allowance for loan losses and qualifying subordinated debt.   Tier I
capital plus the Tier II capital components is referred to as Total Risk-based capital and was $ 27.2 million at June 30, 1995.

The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

Six months ended June 30, 1995 and 1994


Summary

Net earnings of the Company for the six months ended June 30, 1995 were $1,125,003 compared to $1,340,347 for the same period in 1994, representing a 16.1% decrease. This decrease was due principally to the increase of noninterest expenses in excess of growth in noninterest income. This is a direct result of the Company's expansion activity, with three new banking facilities being opened in 1994 and another new location opened in the second quarter of 1995. In addition to the direct costs of operating these new facilities, the Company has increased its staffing levels within its support functions to a level which not only allows quality service to current banking customers but which also anticipates continued growth in the future. Noninterest expenses increased $1,021,982 during the six months ended June 30, 1995 as compared to the same period in 1994, while noninterest income increased by $12,966.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income.Revenue from earning assets of the Company during the six months ended June 30,1995 increased $2,644,241 (27.1%) from the same
period  in  1994.   This increase was due to a higher interest rate environment combined with larger outstanding balances of earning assets. Interest expense for the six months ended June 30, 1995 increased $2,078,134 or 48.4% over the corresponding period of 1994. As a result of these factors, net interest income increased $566,107 or 10.4% in the six months ended June 30, 1995 compared to the same period of 1994.


Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge- offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $226,711 for the six months ended June 30, 1995 compared to $276,525 for the same period of 1994. Charge-offs exceeded recoveries by $176,522 for the six months ended June 30, 1995. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was .72% at June 30, 1995 compared to .75% at year-end 1994.


Noninterest Income

Noninterest income for the six months ended June 30, 1995 was $1,609,969 compared to $1,597,003 for the same period of 1994. This 0.8% increase was modest primarily due to a decrease in the amount of insurance commissions earned by the Company in the form of credit life insurance and the recogn-ition of a small loss on investment securities as opposed to a small gain in the first half of 1994. Significant components of noninterest income are as follows: Service charges on deposits increased $81,648 (11.0%), insurance commissions decreased $78,544 (18.1%), security losses totaled $19,970 as opposed to gains of $26,469 in 1994, and other operating income, primarily dues for the bank club account and appraisal fees, increased $56,301 (14.2%) to $451,477.


                                        13


Noninterest Expenses

Noninterest expenses for the six months ended June 30, 1995 were $5,941,897, reflecting a 20.8% increase over the same period of 1994.The primary components of noninterest expenses are salaries and employee benefits, which increased to $3,581,268 for the six months ended June 30, 1995, 26.9% higher than in the same period of 1994. The increases in salaries and employee benefits are due to staffing for four new banking locations as well as merit increases and incentive payments. Occupancy costs increased $31,428 (7.8%), furniture and equipment expenses rose by $97,161 (33.8%), and director and committee fees decreased by $5,850(4.1%).Other operating expenses rose by 11.1% to $1,406,273.

The majority of these expenses should continue at or above the levels for the six months ended June 30, 1995, since management intends to continue its growth policies.

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


Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $343,949 for the six months ended June 30, 1995 decreased $177,751 compared to the same period of 1994, due primarily to the decrease in income before tax. Taxes as a percent of earnings decreased from 28.0% to 23.4%. The effective tax rate of approximately 23.4% is less than the statutory rate principally because of the effect of tax-exempt interest income.

                        Part II - Other Information

               Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits:

     Exhibit Number          Description of Exhibit          Page Number

          11                 Computation of Earnings             16
                                            Per Share

          27                 Financial Data Schedule
                                              (for the SEC use only)

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

EXHIBIT 11 -- STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



The following tabulation presents the calculation of primary and fully diluted earnings per common share for the six-month and three-month periods ended June 30, 1995 and 1994.

                                Six Months Ended         Three Months Ended
                                   June 30,                   June 30,
                             1995          1994           1995         1994

Reported net income . .$ 1,125,003    $  1,340,347   $   670,274   $   817,657


Earnings on common
  shares . . . . . .   $ 1,125,003    $   1,340,347   $  670,274    $  817,657


Weighted average common
shares outstanding  .    1,622,445        1,714,781    1,623,866     1,728,420

Earnings per common share - primary and
 fully diluted
  Income from
   continuing operations  $    .69     $        .78   $      .41    $      .47

  Net income  . . . . .   $    .69     $        .78   $      .41    $      .47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         COMMUNITY BANCSHARES, INC.



August 1, 1995                      /s/ Kennon R. Patterson, Sr.
Date                                    Kennon R. Patterson, Sr., as its
                                        President and Chief Executive
                                        Officer



August 1, 1995                      /s/ Paul W. Williams,CPA
Date                                    Paul W. Williams,CPA as its Senior
                                        Vice President and Chief
                                        Accounting Officer