Form 10-Q
period 1995-09-30
COMMUNITY BANCSHARES INC /DE/
filed 1995-11-13
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended September 30, 1995

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


                                  No Change
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             Yes   X       No


      Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

            Class                           Outstanding at September 30,1995
Common Stock, $.10 Par Value                          1,726,310

                                                     INDEX

                                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                          PAGE


Item 1. Financial Statements (Unaudited)

Consolidated balance sheets-September30,1995 and December 31,1994        3

Consolidated statements of income-Three months ended September 30, 1995
  and 1994;Nine months ended September 30,1995 and 1994 . . . . .       4-5

Consolidated statements of cash flows - Nine months ended September 30,
  1995 and 1994. . . . . . . . . . . .                                    6

Notes to consolidated financial statements-September 30,1995. . . . . .   8


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . .                    10



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . .          15



SIGNATURES

                                        PART I - FINANCIAL INFORMATION
                                   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                              September 30,     December 31,
                                                  1995             1994
Assets
 Cash . . . . . . . . . . . . . . . . . . .  $    2,145,491    $   2,708,337
 Due from banks  . .                             11,445,400       10,840,264
 Interest-bearing deposits with banks . . . . .   1,900,406        2,113,823
 Federal funds sold . . . . . . . . . . . . . .   8,800,000          100,000
 Securities available for sale  . . . . . . . .  28,317,763       20,853,532
 Securities held to maturity, estimated fair
   values of $41,056,700 and $39,431,333 . . . . 41,059,017       41,532,909

Loans  . . . . . . . . . . . . . . . . . . . . .233,806,633      212,109,397
 Less: Unearned income  . . . . . . . . . . . .   2,929,506        5,681,403
       Allowance for loan losses . . . . . . . .  1,622,658        1,547,834
        Net Loans  . . . . . . . . . . . . . .  229,254,469      204,880,160

Premises and equipment, net  . . . . . . . . .   12,378,921       10,383,364
Accrued interest . . . . . . . . . . . . . . . .  3,331,508        2,680,379
Intangibles, net . . . . . . . . . . . . . . . .  1,484,614        1,577,189
Other real estate  . . . . . . . . . . . . . . .    190,193          290,024
Other assets . . . . . . . . . . . . . . . . .      819,762        1,521,585

Total Assets . . . . . . . . . . . . . . . . $  341,127,544   $  299,481,566

Liabilities and Shareholders' Equity
Deposits:
 Noninterest-bearing . . . . . . . . . . . . $    40,349,286  $   29,515,704
 Interest-bearing  . . . . . . . . . . . . . .   259,439,627     233,896,857
  Total Deposits . . . . . . . . . . . . . . .   299,788,913     263,412,561

Other short-term borrowings  . . . . . . . . .     3,495,760       2,043,902
Accrued interest . . . . . . . . . . . . . . .     2,390,646       1,395,336
Long-term debt . . . . . . . . . . . . . . . .     8,015,022       8,712,953
Other liabilities  . . . . . . . . . . . . . .     1,006,869       1,264,478
 Total Liabilities  . . . . . . . . . . . . .    314,697,210     276,829,230

Shareholders' equity
 Common stock, par value $.10 per share, 5,000,000
  shares authorized, 1,803,817 shares issued
  as of September 30,1995 and December 31,1994       180,382         180,382
Capital surplus . . . . . . . . . . . . . . . .   13,490,615      13,983,010
Retained earnings . . . . . . . . . . . . . . .   13,968,086      13,076,135
Unearned ESOP shares - 60,008 and 68,576
 shares unreleased at September 30, 1995
  and December 31,1994  .                           (900,120)     (1,028,640)
Treasury stock - 17,499 shares at cost at
 September 30, 1995 and 115,978 shares at
 cost at December 31, 1994  . . . . .               (437,485)     (2,899,460)
Unrealized gains (losses) on investment securities
 available for sale, net of deferred taxes  . . . .  128,856        (659,091)

  Total Shareholders' Equity . . . . . . . . . .  26,430,334      22,652,336

Total Liabilities and Shareholders' Equity . .$  341,127,544   $ 299,481,566


                    See notes to consolidated financial statements


                                         3




               COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                                                        Three Months Ended
                                                           September 30,
                                                      1995            1994
Revenue From Earning Assets
 Interest and fees on loans . . . . . . . .     $   5,595,033   $   4,264,949
 Interest on investment securities:
  Taxable securities  . . . . . . . . . . . . .       756,258         733,475
  Securities exempt from federal income taxes   .     288,078         290,418

 Interest on federal funds sold . . . . . . . . .     126,130           4,481
 Interest on deposits in other banks  . . . . . .      25,880          43,308
  Total Revenue From Earning Assets . . . . .       6,791,379       5,336,631

Interest Expense
 Interest on deposits . . . . . . . . . . . . . .   3,353,745       2,273,363
 Interest on other short-term borrowings  . . . .      42,671           8,106
 Interest on long-term debt . . . . . . . . . . . .   175,539         180,872
  Total Interest Expense  . . . . . . . . . . . .   3,571,955       2,462,341

Net interest income                                 3,219,424       2,874,290
Provision for loan losses . . .                       154,369         185,030

Net interest income after prov. for loan losses     3,065,055       2,689,260

Noninterest Income
 Service charges on deposits  . . . . . . . . . . .   454,863         384,846
 Insurance commissions  . . . . . . . . . . . . . .   181,716         206,099
 Bank club dues . . . . . . . . . . . . . . . . . .   111,057          79,036
 Other operating income . . . . . . . . . . . . . . . 147,172         172,406
 Investment securities gains  . . . . . . . . . . . .      45          (5,603)
  Total Noninterest Income  . . . . . . . . . . . .   894,853         836,784

Noninterest Expenses
 Salaries and employee benefits . . . . . . . . . . 1,838,662       1,510,471
 Occupancy expense  . . . . . . . . . . . . . . . .   237,307         130,732
 Furniture and equipment expense  . . . . . . . . .   218,280         136,610
 Director and committee fees  . . . . . . . . . . .    71,625          82,884
 Other operating expenses . . . . . . . . . . . . .   586,488         633,174
  Total Noninterest Expenses  . . . . . . . . . . . 2,952,362       2,493,871

Income before income taxes. . . . . . . . . . . . . 1,007,546       1,032,173
Provision for income taxes  . .                       396,680         257,250

Net Income  . . . . . . . . . . . . . . . . .   $     610,866   $     774,923

Earnings Per Common Share - Primary and fully diluted

 Net income per common share  . . . . . . . .   $         .37   $         .45

 Wgted average common shares outstanding . . .      1,687,582       1,731,267


                    See notes to consolidated financial statements


                                      4




                        COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)
                                                          Nine Months Ended
                                                            September 30,
                                                        1995          1994
Revenue From Earning Assets
 Interest and fees on loans . . . . . . . . . . .$  15,857,094  $ 11,700,389
 Interest on investment securities:
  Taxable securities  . . . . . . . . . . . . .      2,145,226     2,421,137
  Securities exempt from federal income taxes   . .    868,792       841,361

 Interest on federal funds sold . . . . . . . . . .    240,673        49,032
 Interest on deposits in other banks  . . . . . . . .   78,006        78,883
  Total Revenue From Earning Assets . . . . . . .   19,189,791    15,090,802

Interest Expense
 Interest on deposits . . . . . . . . . . . . . . .  9,284,282     6,311,589
 Interest on other short-term borrowings  . . . . .    115,781        24,643
 Interest on long-term debt . . . . . . . . . . . . .  542,713       382,385
  Total Interest Expense  . . . . . . . . . . . . .  9,942,776     6,718,617

Net interest income                                  9,247,015      8,372,185
Provision for loan losses . . .                        381,080        461,555

Net interest income after provision for loan losses  8,865,935      7,910,630

Noninterest Income
 Service charges on deposits  . . . . . . . . . . .  1,277,133      1,125,468
 Insurance commissions  . . . . . . . . . . . . . .    537,908        640,835
 Bank club dues . . . . . . . . . . . . . . . . . .    313,233        221,667
 Other operating income . . . . . . . . . . . . . . .  396,473        424,951
 Investment securities gains  . . . . . . . . . . . .  (19,925)        20,866
  Total Noninterest Income  . . . . . . . . . . . .  2,504,822      2,433,787

Noninterest Expenses
 Salaries and employee benefits . . . . . . . . . .  5,419,930      4,369,336
 Occupancy expense  . . . . . . . . . . . . . . .      669,902        531,899
 Furniture and equipment expense  . . . . . . . .      602,541        423,710
 Director and committee fees  . . . . . . . . . . . .  209,125        226,234
 Other operating expenses . . . . . . . . . . . . . .1,992,761      1,899,018
  Total Noninterest Expenses  . . . . . . . . . .    8,894,259      7,450,197

Income before income taxes . . . . . . . . . . . .   2,476,498      2,894,220
Provision for income taxes  . .                        740,629        778,950

Net Income  . . . . . . . . . . . . . . . . .  $     1,735,869   $  2,115,270


Earnings Per Common Share - Primary and fully diluted

 Net income per common share  . . . . . . . .  $          1.06   $       1.23

 Wgted average common shares outstanding . . .       1,644,396      1,720,337



                 See notes to consolidated financial statements

                                           5


                       COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                          Nine months Ended
                                                             September 30,
                                                         1995         1994
Operating activities:
 Net income . . . . . . . . . . . . . . . . . . . $  1,735,869  $  2,115,270
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Provision for loan losses  . . . . . . . . . . . .    381,080       461,555
 Provision for depreciation and amortization  . . . .  674,092       517,212
 Amortization of investment security premiums and
   accretion of discounts . . . . . . . . . . . .     (106,010)     (155,898)
 Provision for deferred taxes . . . . . . . . . . .    142,337        38,000
 Realized investment security losses (gains) . . . .    19,925       (20,866)
 Gain on sale of premises and equipment . . . . . .    (10,495)       (3,596)
 Gain on sale of other real estate  . . . . . . . .       -0-         (7,325)
 Increase in accrued interest receivable  . . . . .   (651,129)     (352,647)
 Increase in accrued interest payable . . . . . . .    995,310       540,498
 Other  . . . . . . . . . . . . . . . . . . . . . .   (234,362)   (1,478,296)
  Net cash provided (used) by operating activities   2,946,617     1,653,907

Investing activities:
 Proceeds from sales of investment securities . . .  5,523,194    19,809,705
 Proceeds from maturity of investment securities  . 13,186,562    27,085,773
 Purchase of investment securities  . . . . . . . .(24,300,765)  (31,481,081)
 Decrease (increase) in interest-bearing
   deposits with other banks                           213,417    (1,247,212)
 Net increase in loans to customers . . . . . . .  (24,396,594)  (41,545,368)
 Proceeds from sale of premises and equipment .         46,660       274,351
 Proceeds from sale of other real estate  . . . .       47,292        12,500
 Capital expenditures . . . . . . . . . . . . .     (2,613,239)   (3,029,735)
  Net cash used in investing activities . . . .    (32,293,473)  (30,121,067)

Financing activities:
 Net increase (decrease) in demand deposits,
  NOW accounts, and savings accounts  . . . . . . .(11,105,427)    8,862,455
 Net increase in certificates of deposit  . . . .   47,481,779    14,098,685
 Net increase (decrease) in short-term borrowings    1,156,543       532,659
 Issuance and sale of common stock. . . . . . . .    1,969,580       957,603
 Repayment of long-term debt  . . . . . . . . .       (569,411)     (523,611)
 Cash dividends . . . . . . . . . . . . . . . .       (843,918)         -0-
 Net cash provided by financing activities . . .    38,089,146    23,927,791
  Net increase (decrease) in cash and
     cash equivalents  . . . . . . . . . . . . . .   8,742,290    (4,539,369)

Cash and cash equivalents at beginning of period  . 13,648,601    16,251,805

Cash and cash equivalents at end of period  . .  $  22,390,891  $ 11,712,436

                    See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          Nine months Ended
                                                            September 30,
                                                           1995        1994

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest  . . . . . . . . . . . . . . . . . . . . .$ 8,947,466  $ 7,259,115
  Income taxes  . . . . . . . . . . . . . . . . . . .    778,279      741,991

Supplemental schedule of non-cash investing and financing activities:

   Other real estate of $38,413 was acquired in 1995 through foreclosure.

   Long-term debt was increased and equity was decreased $1,200,000 on January 1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. The debt was reduced and shares were released by $128,520 during each of the nine month periods ended September 30, 1995 and 1994 as a result of payments made by the Company's ESOP.

   Investment securities of $39,742,884 were transferred during the nine month period ended September 30,1994 to securities available for sale in accordance with the provisions of SFAS 115.

   Unrealized gains or losses on investment securities available for sale changed by $787,947 during the nine months ended September 30, 1995, from an unrealized loss of $659,091 at December 31, 1994, to a gain of $128,856 at September 30, 1995 (both net of the effect of deferred taxes).


                      See notes to consolodated financial statements.

                         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (UNAUDITED)

                                        September 30, 1995



NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly,they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust-ments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30,1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B - Income Taxes

The effective tax rates of approximately 29.9 percent and 26.9 percent for the nine months ended September 30, 1995 and 1994 are less than the statutory rate principally because of the effect of tax-exempt interest income.

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

At September 30, 1995, the Company had net unrealized gains of $214,761 in available-for-sale securities which are reflected in the presented assets and resulted in an increase in stockholders' equity of $128,856 net of deferred tax liability. There were no trading securities. The net increase in stockholders equity as a result of the SFAS 115 adjustment from December 31, 1994 to September 30, 1995 was $787,947.

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

On October 3,1994,the Company purchased 115,978 shares of stock into treasury at $25 per share, for a total of $2,899,460, from Jeffrey K. Cornelius, a former director and officer of the Company.

On January 9, 1995, the Board of Directors of the Company declared a dividend of $.50 per share to shareholders of record as of January 15, 1995 which was paid on January 20, 1995. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiar-ies and to regulatory restrictions.

Also on January 9, 1995, the Board of Directors passed a resolution authorizing the preparation of a Registration Statement for the proposed sale of 312,161 shares of the Company's $.10 par value common stock, consisting of the Company's 115,978 shares of treasury stock and 196,183 newly issued shares. The sale became effective on June 20, 1995. As of September 30, 1995, 98,479 shares of the existing treasury stock had been sold, resulting in $1,969,580 of new capital. If it is fully subscribed, this sale would create approximately $6,200,000 of additional capital for the Company.

NOTE E - Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's new offering of its stock.The note was originally secured by 80,000 shares of purchased stock, which are released proratably by the lender as monthly payments of principal and interest are made. 60,008 shares remain as security for the indebtedness as of September 30, 1995. The note is not explicitly guaranteed by the Company.

Effective January 1,1994,the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). SOP 93-6 removes any distinctions between ESOP loans which are guaranteed by the employer and those which are not. Under the provisions of SOP 93-6, the employer must recognize the indebted-ness of its sponsored ESOP on its balance sheet and reduce its stockholder's equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees.Adjustments are also required to the method of recording payments made by the Company to the ESOP on behalf of its participating employees.

At September 30, 1995, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of this ESOP debt, of $900,120.

                                      Item 2.
            MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates,"the Company"shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 1995 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


FINANCIAL CONDITION

September 30, 1995 compared to December 31, 1994

Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 1995. Loans, net of unearned income and reserve for loan losses, were 67.2% of total assets at September 30, 1995 and 68.4% of total assets at December 31, 1994. Total net loans were $229,254,469 at September 30, 1995, representing an 11.9% increase from the December 31, 1994 total of $204,880,160. This increase of approximately $24.4 million was due to improving economic conditions in the Company's markets, growth in the Company's new subsidiary bank in Tennessee, and a management emphasis on quality loan growth.


Investment Securities and Other Earning Assets

Investment securities and federal funds sold increased $15,690,339 or 25.1% from December 31, 1994 to September 30, 1995. This increase was due primarily to deposit growth in excess of loan growth. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at September 30, 1995 were $69,376,780 compared with $62,386,441 at December 31, 1994, reflecting an 11.2% increase of $6,990,339. Short-term investments in the form of interest-bearing deposits with banks were $1,990,406 at September 30, 1995 and $2,113,823 at December 31, 1994.


Asset Quality

Between December 31,1994 and September 30,1995, the Company experienced an improvement in the quality of its assets as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) declined slightly from 1.47 to
1.46. The ratio of total nonperforming assets to total assets experienced a favorable decline of 0.1%, to 0.003 from 0.004, and the ratio of nonperforming loans to total loans remained the same at 0.005. All three of these ratios compare favorably with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.


Deposits

Total deposits of $299,788,913 at September 30, 1995 increased $36,376,352 (13.8%) over total deposits of $263,412,561 at year-end 1994. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $10,833,582 or 36.7% from year-end 1994 to September 30, 1995, and interest-bearing deposits increased $25,542,770 (10.9%) from year-end 1994.Certificates of deposit of $100,000 or more increased $11,246,084 (24.7%).

Other Short-term Borrowings

Other short-term borrowings totalled $3,495,760 at September 30, 1995, a $1,415,858 increase from the December 31, 1994 total of $2,043,902.


Long-term Debt

At September 30, 1995 and December 31, 1994, the Company had notes payable totaling $8,015,022, and $8,712,253, respectively.

On December 17, 1992, the Company entered into a loan agreement with Colonial Bank for amounts up to $6,500,000. At September 30, 1995 and December 31, 1994, the amounts outstanding were $5,158,388 and $5,652,014, respectively, due December 17, 2002, bearing interest at a floating prime, collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $58,681 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993 the Company's ESOP borrowed $1,200,000 for the acquisition of Company common stock. The note is due December 5, 2005, bearing interest at a floating rate, collateralized by shares of the Company's common stock purchased by the ESOP. The Company has not guaranteed this debt; however, new accounting and reporting guidelines mandated the debt's recognition on the Company's balance sheet as of January 1, 1994 with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. Principal payments of $14,280 are due monthly, at which time the lender releases a proportionate amount of the stock held as collateral to the ESOP for allocation to its participants. The outstanding balance of this note was $900,120 at September 30, 1995.

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7 %. The Company maintains the right to prepay the note at its sole discretion.The balance of the note was $1,956,514 at September 30, 1995.

Remaining maturities of long-term debt for the years ending December 31 are as follows:

                1995  . . . . . . . . .                $     227,067
                1996  . . . . . . . . .                      927,147
                1997  . . . . . . . . .                      930,879
                1998  . . . . . . . . .                      934,880
                1999  . . . . . . . . .                      939,170
                Thereafter  . . . . . .                    4,055,879

                                                       $   8,015,022


Shareholders' Equity

Company shareholders' equity increased $3,777,998 from December 31, 1994 to September 30, 1995, due to: net earnings of $1,735,869, the payment of a cash dividend of $843,918, the sale of additional common stock for $1,969,580, the reduction of unearned ESOP shares by $128,520, and the increase of unrealized gains on securities available for sale totalling $787,947, net of deferred tax liability.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity, amounted to $ 26.3 million at September 30, 1995. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-based capital and was $ 29.7 million at September 30, 1995.

The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 and 1994


Summary

Net earnings of the Company for the nine months ended September 30, 1995 were $1,735,869 compared to $2,115,270 for the same period in 1994, representing a 17.9% decrease. This decrease was due principally to the increase of noninterest expenses in excess of growth in noninterest income. This is a direct result of the Company's expansion activity, with three new banking facilities being opened in 1994 and another new location opened in the second quarter of 1995. In addition to the direct costs of operating these new facilities, the Company has increased its staffing levels within its support functions to a level which not only allows quality service to current banking customers but which also anticipates continued growth in the future. Noninterest expenses increased $1,444,062 during the nine months ended September 30, 1995 as compared to the same period in 1994, while noninterest income increased by $71,035.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 1995 increased $4,098,989 (27.2%) from the same period in 1994. This increase was due to a higher interest rate environment combined with larger outstanding balances of earning assets. Interest expense for the nine months ended September 30, 1995 increased $3,224,159 or 48.0% over the corresponding period of 1994. As a result of these factors, net interest income increased $874,830 or 10.5% in the nine months ended September 30, 1995 compared to the same period of 1994.


Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of
nonaccruing  and  past  due  loans.    The  provision for loan losses was
$381,080 for the nine months ended September 30, 1995 compared  to  $461,555 for  the  same  period  of 1994.  Charge-offs exceeded recoveries by $306,253
for the nine months ended September  30,  1995.    The  reserve  for  loan
losses as a percent of outstanding loans, net of unearned income, was .70% at September 30, 1995 compared to .75% at year-end 1994.


Noninterest Income

Noninterest income for the nine months ended September 30, 1995 was $2,504,822 compared to $2,433,787 for the same period of 1994.This 2.9% increase was modest primarily due to a decrease in the amount of insurance commissions earned by the Company in the form of credit life insurance and the recognition of a small loss on investment securities as opposed to a small gain in the first nine months of 1994. Significant components of noninterest income are as follows:
Service charges on deposits increased $151,665 (13.5%), insurance commissions decreased $102,927 (16.1%), security losses totaled $19,925 as opposed to gains of $20,866 in 1994, and other operating income, primarily dues for the bank club account and appraisal fees, increased $63,088 (9.8%) to $709,706.




Noninterest Expenses

Noninterest  expenses  for  the nine months ended September 30, 1995 were
$8,894,259, reflecting a 19.4% increase over the same period  of  1994.    The
primary components of noninterest expenses are salaries and employee benefits, which increased to $5,419,930 for the nine months ended September 30, 1995, 24.0% higher than in the same period of 1994. The increases in salaries and employee benefits are due to staffing for four new banking locations as well as merit increases and incentive payments. Occupancy costs increased $138,008 (25.6%), furniture and equipment expenses rose by $178,831 (42.2%), and director and committee fees decreased by $17,109 (7.6%). Other operating expenses rose by 4.9% to $1,992,761.


The majority of these expenses should continue at or above the levels for the nine months ended September 30, 1995, since management intends to continue its growth policies.

The Company remains dependent upon the earnings of its principal subsidiary, Community Bank (Alabama), for its earnings.

The substantial increase in the Company's size has necessitated increased expenditures for data processing and other support activities and personnel, which will continue.

The Company's strategy is to make each office of its subsidiary bank a vital part of the community it serves. Each office has management and personnel as similar to a full service,stand-alone bank as possible. Although more expensive, we believe this strategy has been successful for Community Bank, and will best serve our communities, customers and shareholders. The Company will remain dependent upon Community Bank for the bulk of its earnings. Management will strive to build Community Bank's business in a profitable manner and to minimize any losses and adverse effects on the Company's earnings. Our strategy for long-term success in these areas will not be sacrificed for immediate gain.


Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $740,629 for the nine months ended September 30, 1995 decreased $38,821 compared to the same period of 1994, due primarily to the decrease in income before tax.Taxes as a percent of earnings increased from 26.9% to 29.9%. The effective tax rate of approximately 29.9% is less than the statutory rate principally because of the effect of tax-exempt interest income.

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
                                            Per Share

            27                 Financial Data Schedule
                                 (for the SEC use only)

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended
      September 30, 1995.

EXHIBIT 11 -- STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

            COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



The following tabulation presents the calculation of primary and fully diluted earnings per common share for the six-month and three-month periods ended September 30, 1995 and 1994.

                                Nine Months Ended      Three Months Ended
                                  September 30,            September 30,

                               1995         1994         1995         1994

Reported net income . . .$ 1,735,869  $  2,115,270   $  610,866   $  774,923


Earnings -common shares  $ 1,735,869  $  2,115,270   $  610,866   $  774,923


Weighted average common
  shares outstanding  . .  1,644,396     1,720,337    1,687,582    1,731,267


Earnings per common share - primary and
 fully diluted
  Income from continuing
    operations . . . . .  $     1.06   $      1.23   $      .37   $      .45

  Net income  . . . . .   $     1.06   $      1.23   $      .37   $      .45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      COMMUNITY BANCSHARES, INC.



November 9, 1995                          /s/ Kennon R. Patterson, Sr.
Date                                      Kennon R. Patterson, Sr., as its
                                          President and Chief Executive
                                          Officer



November 9, 1995                          /s/ Paul W. Williams, CPA
Date                                      Paul W. Williams, as its Senior
                                          Vice President and Chief
                                          Accounting Officer