Form 10-K
period 1995-12-31
COMMUNITY BANCSHARES INC /DE/
filed 1996-03-07
CIK 752195

                            WASHINGTON, D.C.  20549
                        _______________________________

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 1995         Commission File No. 0-16461

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


                         Main Street, P. O. Box 1000
                         Blountsville, Alabama 35031
                  (Address of principal executive offices)

                               (205)  429-1000
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

      As of February 1, 1996 the aggregate market value of voting stock held by non-affiliates was $ 26,300,300.

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                 Class                         Outstanding at February 1, 1996
     ----------------------------              -------------------------------
     Common Stock, $.10 Par Value                          1,821,935

  Documents Incorporated by Reference         Part of 10-K in which incorporated
---------------------------------------       ----------------------------------
Proxy Statement for 1996 annual meeting                     Part III

     The total number of pages in this report including exhibits is 88.

                                     PART 1

ITEM 1 - BUSINESS

Community Bancshares, Inc. (the "Company") is registered as a bank holding company with the Federal Reserve Board under the Bank Holding Act. The Company was organized in 1983 and commenced business in February, 1985, with the acquisition of the Bank of Blountsville. As of December 31, 1994, the Company had two operating bank subsidiaries, Community Bank, an Alabama banking corporation ("Community Bank (Alabama)"), and Community Bank, a Tennessee banking corporation ("Community Bank (Tennessee)"). The majority of the banks' loans are to individuals and small to mid-size businesses in Alabama and Tennessee.

Community Bank (Alabama) operated through thirteen locations in Blount, Dekalb, Limestone, Madison, Marshall and Morgan Counties in Alabama during all of 1995. A fourteenth location was opened on May 8, 1995, in Rogersville, Lauderdale County, and a fifteenth was opened on January 17, 1995, in Haleyville, Winston County. Community Bank (Alabama) also operates two subsidiaries, Community Appraisals, Inc. and Community Insurance Corp. Community Appraisals, Inc. is engaged in the business of appraising real estate; Community Insurance Corp. currently acts as an agent for selling title insurance and life insurance. 1st Community Credit Corporation, organized for the purpose of establishing a finance company, was incorporated in late 1995 but remained inactive as of December 31, 1995.

Community Bank (Tennessee) commenced operations on November 15, 1993, in Pulaski, Tennessee. Although the Company has not previously engaged in business beyond Alabama, the Tennessee bank is situated in an economic and geographical area with the same characteristics as the Alabama bank subsidiary markets.

The Company maintains its principal executive offices at Main Street, P.O. Box 1000, Blountsville, Alabama 35031.

SUBSIDIARY BANKS

Community Bank (Alabama) conducts a general commercial banking business at fifteen locations in eight counties in Alabama. The present locations are Blountsville, Oneonta, Snead and West Blount in Blount County; Rainsville, in DeKalb County; Rogersville, in Lauderdale County; Elkmont in Limestone County; Gurley, Meridianville and New Hope in Madison County; Arab (Downtown) and Arab (Parkway) in Marshall County; and Falkville and Hartselle in Morgan County. The fifteenth location was opened in Haleyville, Winston County, on January 17, 1996.

Community Bank (Tennessee) is similarly engaged in a general commercial banking business in Pulaski, Tennessee, in two permanent facilities which were occupied on December 19, 1994. Community Bank (Tennessee) was established by the Company through the acquisition of the Charter of City and County Bank of McMinn County, a Tennessee state bank which formerly operated in McMinn County. After all state and federal regulatory approvals were received, the Company consummated the purchase of the charter in November of 1993 and established Community Bank (Tennessee) as a new state chartered bank.

The subsidiary banks perform banking services customary for full service banks of similar size and character for their customers in Alabama and Tennessee. Such services include the receipt of demand and time deposit accounts, the extension of personal and commercial loans and the furnishing of personal and commercial checking accounts. Title insurance, life insurance, and appraisal services are available through the wholly-owned subsidiaries of Community Bank (Alabama).

ACQUISITIONS

During 1993, the Company received all necessary approvals from the State of Tennessee Department of Financial Institutions, FDIC, and Federal Reserve Bank of Atlanta to acquire the charter of City and County Bank of McMinn County, a Tennessee state chartered bank, which had ceased operations at the close of 1991. The Company paid $149,000 for the charter pursuant to an agreement with Sweetwater Valley Corporation entered into on February 28, 1992.

Community Bank (Tennessee) received approval from the State of Tennessee Department of Financial Institutions to commence operations and the Federal Deposit Insurance Corporation granted deposit insurance on November 12, 1993. The bank was initially capitalized with $3.5 million which was obtained from the proceeds of a loan extended to the Company by Colonial Bank.

On September 25, 1995, Community Bank (Alabama) executed a definitive agreement to acquire certain assets and liabilities of the Haleyville, Alabama location of Compass Bank. On January 12, 1996, the agreement was consummated, with Community Bank (Alabama) assuming liabilities of $31.3 million in exchange for assets of $12.4 million, a premium of $2.2 million, and cash of $16.7 million. On November 3, 1995, Community Bank (Alabama) executed a definitive agreement with Compass Bank for a similar acquisition of approximately $11 million in Uniontown, Alabama. The second transaction should be consummated in the first half of 1996.


COMPETITION

The banking business in northern Alabama and southern Tennessee is highly competitive with respect to loans, deposits and other services and is dominated by a number of major banks and bank holding companies which have numerous offices and affiliates operating over wide geographic areas. The bank subsidiaries compete for deposits, loans and other business with these banks as well as with savings and loan associations, credit unions, mortgage companies, insurance companies and other local financial institutions. Many of the major commercial banks operating in the subsidiaries' service areas offer services such as international banking, and investment and trust services, which are not offered by the subsidiaries.

EMPLOYEES

At December 31, 1995, the Company and its subsidiaries had approximately 219 full-time equivalent employees. The Company and its subsidiaries provide a variety of group life, health and accident insurance, retirement and stock ownership plans (ESOP) and other benefit programs for their employees. The Company maintains continuing educational and training programs for its employees designed to prepare them for positions of increasing responsibility in management or operations. Membership and participation in professional and industry organizations is encouraged and supported by the Company.

                           SUPERVISION AND REGULATION

THE COMPANY

The banking industry is highly regulated. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provision. The following factors affect the Company's operations.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered with, and subject to supervision by, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Atlanta (collectively, the "Federal Reserve"). The Company is required to file periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC act. The Federal Reserve may also examine the Company and its subsidiaries.

The BHC Act requires Federal Reserve approval before the Company may acquire substantially all the assets of any bank if by the acquisition the Company would own or control more than five percent of the voting shares of the bank, or for a merger or consolidation with another bank holding company. The Company may however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

The Federal Reserve has adopted a risk-based capital adequacy assessment system for bank holding companies. Assets are weighted by a risk factor and a ratio is calculated by dividing qualifying capital by the risk-weighted assets. Tier I capital generally includes common stock and retained earnings. Total capital is comprised of Tier I capital and Tier II capital, which includes certain allowances for loan losses, certain subordinated debt and perpetual preferred stock. The Company's Tier I and Total Capital ratios exceeded the required minimum levels as of December 31, 1995.

The Company is a legal entity which is separate and distinct from its subsidiaries. Federal law restricts extensions of credit by its subsidiary banks to the Company or its affiliates. Dividends to shareholders of the Company may be paid only from dividends paid to the Company by its subsidiaries.


THE SUBSIDIARIES

Deposits in the bank subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC") and therefore they are subject to examination by the FDIC. The Company can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured subsidiary or any assistance by the FDIC to any commonly controlled FDIC-insured subsidiary in danger of default.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") implemented a number of provisions applicable to insured banks and bank holding companies. Federal bank regulatory agencies are required to establish standards for safety and soundness of banks and bank holding companies relating to internal controls and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth and compensation. The FDICIA also requires bank holding companies to guarantee compliance with any capital restoration plans entered into by a subsidiary bank and the FDIC. The activities of insured state banks, including non-subsidiary equity investment, is generally limited under the FDICIA to those permitted for national banks.

The FDICIA also requires regulations to be adopted by federal banking agencies establishing minimum loan to value ratios for all real estate mortgage and construction loans. The FDICIA requires regulations to limit risks posed by an insured bank's "exposure" to another bank. Exposure includes extension of credit, purchases of securities issued by the other bank, or acceptance of securities issued by the other bank as collateral for an extension of credit. Regulations pursuant to FDICIA limit such exposure.

The Community Reinvestment Act of 1977 ("CRA") and its implementing regulations are intended to encourage regulated financial instiyutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess CRA reports in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. Regulators are placing increased emphasis on CRA assessments. An unsatisfactory CRA rating may serve as a basis to deny an application to acquire or establish a new bank, to esatblish a new branch or to expand banking services.

The Equal Credit Opportunity Act ("ECOA") requires non-discrimination in banking services. The federal enforcement agencies have recently cited institutions for red-lining (refusing to extend credit to residents of a specific geographic area known to be comprised predominantly of minorities) or reverse red-lining (extending credit to minority applicants on terms less favorable than those offered to non-minority applicants). Violations can result in the assessment of substantial civil penalties.

Community Bank (Alabama) is subject to regulation and examination by the Alabama Superintendent of Banks (the "Superintendent"). Community Bank (Tennessee) is subject to supervision, regulation and examination by the Commissioner of the Tennessee Department of Financial Institutions (the "Commissioner"). State regulations in Alabama and Tennessee relate to such matters as loans, mortgages, consolidations, required reserves, allowable investments, issuance of securities, payment of dividends, establishment of branches, filing of periodic reports and other matters affecting the business of the respective banks.

The Supervisory Policy Statement on Securities Activities developed under the auspices of the Federal Financial Institutions Examination Council ("FFIEC") was adopted by the Federal Reserve Bank and became effective on February 10, 1992. This policy addresses the selection of securities dealers and requires depository institutions to establish prudent policies and strategies for securities transactions. The policy statement also addresses unsuitable investment practices and establishes a framework for identifying when mortgage derivative products are high-risk mortgage securities which must be reported as securities held for sale or trading.

On September 28, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"). Beginning September 29, 1995, IBBEA permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank have been in existence for a certain minimum time period, which may not exceed five years. A bank holding company may not, following an interstate transaction, control more than 10% of the nation's total bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit.

Beginning June 1, 1997, federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that, mergers may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits, and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.


GOVERNMENTAL MONETARY POLICIES

The Federal Reserve System regulates the national supply of bank credit. The instruments on monetary policy used by the Federal Reserve to implement these objectives are: open market operations in U. S. Government securities, changes in discount rate, reserve requirements on member bank's deposits and funds availability regulations. The Company and its subsidiaries are affected by the credit policies of monetary authorities. These instruments are used in varying combinations to influence the overall growth of bank loans. The earnings and growth of the Company and subsidiaries will be subject to the influence of economic conditions generally and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies and their impact on the Company cannot be predicted.



             [The remainder of this page intentionally left blank]

                      [This page intentionally left blank]

ITEM 1 - STATISTICAL DISCLOSURE

                                                                                                       Page(s)
                                                                                                       -------
Consolidated Average Balances,
  Interest Income/Expense and Yields/Rates  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24-25


Rate/Volume Variance Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26-27


Investment Portfolio and Investment Portfolio Maturity Schedule . . . . . . . . . . . . . . . . . .      14-15


Loan Portfolio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13


Selected Loan Maturity and Interest Rate Sensitivity  . . . . . . . . . . . . . . . . . . . . . . .         13


Nonperforming Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30


Summary of Loan Loss Experience . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28-29


Allocation of Loan Loss Reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29


Maturities of Large Time Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16


Maturities of Long-term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17


Return on Equity and Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20


Interest Rate Sensitivity Analysis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18


Capital Adequacy Ratios . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20


Noninterest Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31


Noninterest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32

ITEM 2 - PROPERTIES

The main offices of the Company are housed in a colonial style two story building owned by Community Bank (Alabama) and located on U. S. Highway 231 in Blountsville, Alabama.

The main office of Community Bank (Alabama) is located at 69156 Main Street, Blountsville, Alabama, in a one story brick building constructed in 1975 and which was extensively remodeled during 1994. The premises are owned by Community Bank (Alabama). The Alabama bank subsidiary owns or leases buildings that are used in the normal course of business in eight counties in North Alabama, namely Blount, DeKalb, Lauderdale, Limestone, Madison, Marshall, Morgan, and Winston, which includes the Haleyville location which opened for business on January 17, 1996.

The main office of Community Bank (Tennessee) is located in the historic Martin House at 302 South Second Street, Pulaski, Tennessee. The premises are owned by Community Bank (Tennessee). A second banking location operates at 1700 West College Street in Pulaski.

For information with respect to the amounts at which bank premises, equipment and other real estate are carried and relating to commitments under leases, see Consolidated Financial Statements.


ITEM 3 - LEGAL PROCEEDINGS

While the Company and its subsidiaries are from time to time parties to various legal proceedings arising from the ordinary course of business, management believes, after consultation with legal counsel, that there are no proceedings threatened or pending against the Company or its subsidiaries that will, individually or in the aggregate, have a material adverse effect on the business or consolidated financial condition of the Company.


ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1995.


             [The remainder of this page intentionally left blank]

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


Company Common Stock ("Shares") were held by approximately 1,179 shareholders of record at December 31, 1995. There is no established trading market for Company Shares, which have been traded inactively in private transactions. Therefore, no reliable information is available as to trades of Company Shares, or as to the prices at which such Shares have traded. Management has reviewed the limited information available as to the ranges at which Shares have sold. The following data regarding Shares is provided for information purposes only, and should not be viewed as indicative of the actual or market value of Shares.


                                                                                         Estimated Price Range
                                                                                              Per Share (1)
                                                                                      ---------------------------
                                                                                        High              Low
                                                                                      ---------       -----------
1995:
   FIRST QUARTER  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   20.00       $  15.00
   SECOND QUARTER   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20.00          18.00
   THIRD QUARTER  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20.00          15.00
   FOURTH QUARTER   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20.00          17.00


1994:
   First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   15.00       $  13.00
   Second Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17.50          17.50
   Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18.00          18.00
   Fourth Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           25.00          25.00

A cash dividend of $.50 per share was declared by the Company's Board of Directors on January 9, 1996 and was paid on January 16, 1996. Management continues to anticipate retaining substantially all earnings to finance the Company's growth. The payment of dividends on Shares is subject to the prior payment of principal and interest on the Company's long-term debt, sufficient earnings and capital in the subsidiaries and to regulatory restrictions. See "Financial and Statistical Information" and Consolidated Financial Statements and related notes.

__________________________


(1) On October 4, 1994, the Company purchased 115,978.384 shares of Common Stock from Jeffrey K. Cornelius, a former director and officer of the Company, for a purchase price of approximately $25.00 per share.

ITEM 6 - SELECTED FINANCIAL DATA


The following table sets forth selected financial data for the last five years. All averages are daily averages.


                                                   1995        1994          1993         1992        1991
                                                 --------    --------      --------     --------    --------
                                                         (in Thousands Except Per Share Data)
Interest income . . . . . . . . . . . . . . .    $ 26,304    $ 20,751      $ 17,774     $ 17,798    $ 17,794
Interest expense  . . . . . . . . . . . . . .      13,751       9,507         8,008        8,949      10,774
Net interest income . . . . . . . . . . . . .      12,553      11,244         9,766        8,849       7,020
Provision for loan losses . . . . . . . . . .       1,088         638           418          539         423
Non-interest income . . . . . . . . . . . . .       3,717       3,189         2,914        2,618       1,740
Non-interest expense  . . . . . . . . . . . .      12,046      10,193         8,824        7,297       6,279

Net income  . . . . . . . . . . . . . . . . .       2,705       2,688         2,572        2,699       1,619
Per Share data:
   Net income   . . . . . . . . . . . . . . .        1.62        1.60          1.94         2.19        1.29
   Cash dividends   . . . . . . . . . . . . .         .50         -0-           -0-          -0-         -0-
   Shareholders' equity (book value)
       at period end  . . . . . . . . . . . .       16.26       13.91         13.49        10.80        8.61
Balance Sheet:
   Loans  . . . . . . . . . . . . . . . . . .     237,841     206,428       151,651      135,782     120,636
   Deposits   . . . . . . . . . . . . . . . .     320,149     263,413       227,770      198,312     185,050
   Long-term debt   . . . . . . . . . . . . .       7,920       8,713         6,392        3,745       4,275
   Average equity   . . . . . . . . . . . . .      24,839      22,672        15,723       12,493       9,891
   Average assets   . . . . . . . . . . . . .     328,244     276,063       232,340      209,169     191,992
   Total assets   . . . . . . . . . . . . . .     362,824     299,352       262,192      219,812     203,676
Ratios:
   Return on average assets   . . . . . . . .        0.82%       0.97%         1.11%        1.29%       0.84%
   Return on average equity   . . . . . . . .       10.89%      11.86%        16.36%       21.60%      16.37%
   Dividend payout ratio  . . . . . . . . . .        0.31%       0.00%         0.00%        0.00%       0.00%
   Average equity to average assets   . . . .        7.57%       8.21%         6.77%        5.97%       5.15%
   Total risk-based capital   . . . . . . . .       14.10%      13.58%        16.53%       11.20%      10.72%
   Leverage ratio   . . . . . . . . . . . . .        8.00%       7.52%         8.95%        6.60%       5.82%

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


SUMMARY

The Company's principal market areas are located in North Central Alabama (in the counties of Blount, Dekalb, Lauderdale, Limestone, Madison, Marshall, Morgan and Winston) and in South Central Tennessee (in Giles County). All of the Company's banking facilities are located in relatively rural areas, placing an emphasis on personal service. None of the banks are located in urban areas.

Management believes that the economies of the areas in which we serve are healthy and expanding, but not at a pace that threatens stability. With the exception of the Blount County, Alabama market, each of the markets shares one common characteristic: they are separate and distinct economies, but are close enough to Huntsville, Alabama to share in the economic and employment benefits of that city. Blount County is close enough to Birmingham, Alabama for the same circumstances to apply.

Despite the apparent dependency upon the military and aerospace industries, the Huntsville MSA possesses a significant diversity. Jobs are created in significant proportion in the manufacture of durable goods, machinery, and transportation equipment, as well as in retail and services. Agriculture, in the form of soybeans, hay, corn, cotton, tobacco, dairy and poultry farming makes up a significant portion of the economy as well. The Huntsville MSA had an average unemployment rate of 5.2% in 1994, and the counties served by the Company had unemployment averaging 5.6%, both lower than the average of 6.0% experienced in the entire state of Alabama. In the Company's markets, the increase in the per capita income over the last ten years has surpassed the rate for the state, as has population growth over the last year. The current economic prospects in our markets are good, and the Company attempts to assist those prospects by returning the deposits of our customers to the communities from which they come in the form of loans.

The Company's net income of $2,704,798 for 1995 was 1 percent more than 1994's amount of $2,687,954, which was 5 percent more than the $2,572,366 earned during 1993. When stated as changes in net income per share, 1995 represented a 1 percent increase from 1994 compared to a 17 percent decrease in 1994 over 1993. The initial costs of opening the new Tennessee bank subsidiary, resulting in net losses of $153,193 and $281,099 in 1995 and 1994, respectively, have had a significant impact on the growth of the Company's net earnings, as did operating losses of over $400,000 during 1995 in three Community Bank (Alabama) startups.

The continued growth in Company earnings is a response to management's emphasis on quality loans and investments with good yields while keeping expenses in line. The loss sustained by Community Bank (Tennessee) and the new locations of Community Bank (Alabama) was fully anticipated and projected prior to opening. The expected growth of the Tennessee bank and the new Alabama locations should become a significant factor to the Company's future earnings.

A stock offering of $9 million commenced in October, 1993 and closed fully sold in February, 1994. Another offering of approximately $6 million was begun in 1995 and had generated over $3.2 million in new capital as of December 31, 1995. This additional capital and the retained earnings generated have placed the Company in the strongest capital position since its inception for future growth and expansion.


EARNING ASSETS

Average earning assets in 1995 increased 18 percent over 1994 primarily as a result of increases in the loan portfolio. The mix of average earning assets shifted toward the loan portfolio during 1995 as loans averaged 75 percent of the total for 1995, up from 70 percent during 1994. As a percentage of total average earning assets, investments securities averaged 22 percent and other earning asset categories averaged 3 percent for 1995. In the previous year, the comparable mix was 28 percent in investment securities and 2 percent in the other earning asset categories. The increased volume in earning assets contributed to the higher net interest income reported by the Company. Average earning assets for 1994 increased 19 percent over 1993.

Average loans increased 25 percent in 1995 with much of the increase concentrated in the real estate financing areas. Total loans outstanding at year-end were up 15 percent over the previous year-end level. Real estate-mortgage loans increased 13 percent and consumer loans increased 27 percent from year-end 1994 to year-end 1993. Commercial, financial and agricultural loans, which made up 19 percent of the total loans, decreased 5 percent when compared to the previous year. Real estate-construction loans increased 42 percent but had little effect due to representing only 2 percent of total loans.

Total loans at year-end 1994 grew 36 percent over 1993 and average loans grew 27 percent over the same period.

The Company has intentionally avoided the growing national market in loans to finance leveraged buy-outs, participating in no nationally syndicated leveraged buy-out loans. Concurrently, it has avoided exposure to lesser developed country ("LDC") debt, having no LDC loans in its portfolio.





            [The remainder of this page intentionally left blank]

The following table shows the classification of loans by major category at December 31, 1995 and for each of the preceding four years. The second table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year.

                                 LOAN PORTFOLIO

                                                                       December 31,
                          ----------------------------------------------------------------------------------------------------------
                                 1995                  1994                  1993                  1992                  1991
                          ----------------     ------------------     ------------------    ------------------     -----------------
                                   PERCENT                Percent                Percent               Percent               Percent
                          AMOUNT  OF TOTAL     Amount    of Total     Amount    of Total    Amount    of Total     Amount   of Total
                          ------  --------     ------    --------     ------    --------    ------    --------     ------   --------
                                                                       (in Thousands)
Commercial,
 financial and
 agricultural . . .     $ 44,686    18.6%     $ 46,892     22.1%     $ 34,200     22.0%    $ 32,261     23.1%     $ 30,918    24.9%

Real estate -
 construction . . .        5,624     2.4         3,972      1.9         2,186      1.4        2,294      1.7         2,794     2.2
Real estate -
 mortgage   . . . .      116,289    48.4       103,194     48.6        75,835     48.7       64,846     46.5        52,998    42.6

Consumer  . . . . .       73,479    30.6        58,051     27.4        43,470     27.9       39,988     28.7        37,630    30.3
                        --------   -----      --------    -----      --------    -----     --------    -----      --------   -----
                         240,078   100.0%      212,109    100.0%      155,691    100.0%     139,389    100.0%      124,340   100.0%
                                   =====                  =====                  =====                 =====                 =====

Less: Unearned
 income   . . . . .        2,237                 5,681                  4,040                 3,607                  3,704
 Allowance for
 loan losses  . . .        2,209                 1,548                  1,255                 1,062                    940
                        --------              --------               --------              --------               --------

Net loans . . . . .     $235,632              $204,880               $150,693              $134,720               $119,696
                        ========              ========               ========              ========               ========




              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                      Rate Structure For Loans
                                                Maturity                               Maturing Over One Year
                                 -------------------------------------              ---------------------------
                                                 Over One
                                                   Year
                                     One          Through       Over                Predetermined  Floating or
                                   Year or         Five         Five                  Interest     Adjustable
                                    Less          Years        Years      Total         Rate            Rate
                                 ----------     ---------    ---------   --------   ------------   ------------
                                                                (in Thousands)
Commercial, financial
  and agricultural  . . . . .    $   18,664     $   8,142    $  17,880   $ 44,686   $     16,547   $     9,475
Real estate -
  construction  . . . . . . .         4,902            82          640      5,624            395           327
                                 ----------     ---------    ---------   --------   ------------   -----------

                                 $   23,566     $   8,224    $  18,520   $ 50,310   $     16,942   $     9,802
                                 ==========     =========    =========   ========   ============   ===========

INVESTMENT PORTFOLIO

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as investment securities, it is the intention to hold such securities for the foreseeable future. On January 1, 1994, the Company transferred selected securities to an available for sale category to appropriately reflect the nature of the Company's holdings that are available for sale should liquidity needs dictate, and on December 1, 1995, the entire portfolio was classified as available for sale. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1995 gross investment securities sales were $8.0 million and maturities were $12.7 million, representing 12.3 percent and 19.5 percent, respectively, of the average portfolio for the year. Gains associated with the sales totaled $265,939, accounting for 7.2 percent of noninterest income. Gross unrealized gains in the portfolio amounted to $1.4 million at year end 1995 and unrealized losses amounted to $158 thousand. Average investment securities decreased 7.7 percent from 1994.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company's mortgage-backed security portfolio as of December 31, 1995 or 1994 contains no interest-only strips and the amount of unamortized premium on mortgage-backed securities is only $159,115. The recoverability of the Company's investment in mortgage-backed securities is reviewed periodically, and if necessary, appropriate adjustments would be made to income for impaired values.

The carrying amount of investment securities at the end of each of the last three years is set forth in the following table.

                             INVESTMENT PORTFOLIO

                                                                                     December 31,
                                                                  ---------------------------------------------
                                                                      1995              1994            1993
                                                                  -----------      ------------     -----------
                                                                                  (in Thousands)
Securities Held to Maturity:
----------------------------
   U. S. Treasury and U.S. Government agencies  . . . . . . .     $      -0-       $     12,345     $   10,564
   Mortgage-backed securities . . . . . . . . . . . . . . . .            -0-             12,680         16,479
   State and municipal securities . . . . . . . . . . . . . .            -0-             16,508         14,962
   Foreign debt securities  . . . . . . . . . . . . . . . . .            -0-                -0-            485
                                                                  ----------       ------------     -----------
      Total securities held to maturity . . . . . . . . . .       $      -0-       $     41,533     $   42,490
                                                                  ==========       ============     ==========

Securities Available for Sale:
------------------------------
   U. S. Treasury and U.S. Government agencies  . . . . . . .     $   30,431       $     15,719     $   24,655
   Mortgage-backed securities . . . . . . . . . . . . . . . .         22,848              2,331         12,226
   State and municipal securities . . . . . . . . . . . . . .         16,711              2,804          2,862
   Foreign debt securities  . . . . . . . . . . . . . . . . .            -0-                -0-            -0-
                                                                  ----------       ------------     -----------
      Total securities available for sale . . . . . . . . .       $   69,990       $     20,854     $   39,743
                                                                  ==========       ============     ==========

Total Investment Securities:
----------------------------
   U. S. Treasury and U.S. Government agencies  . . . . . . .     $   30,431       $     28,064     $   35,219
   Mortgage-backed securities . . . . . . . . . . . . . . . .         22,848             15,011         28,705
   State and municipal securities . . . . . . . . . . . . . .         16,711             19,312         17,824
   Foreign debt securities  . . . . . . . . . . . . . . . . .            -0-                -0-            485
                                                                  ----------       ------------     ----------
      Total investment securities . . . . . . . . . . . . .       $   69,990       $     62,387     $   82,233
                                                                  ==========       ============     ==========

Average taxable securities were 70.9 percent of the portfolio in 1995 and 73.5 percent in 1994 while tax-exempt securities were 29.1 percent in 1995 and 26.5 percent in 1994. Average taxable securities decreased 11.0 percent while average tax-exempt securities increased 1.6 percent in 1995. Average investment securities for 1994 increased 6.0 percent from 1993 average levels. Period-end securities for 1995 increased 12.2 percent from the previous year due to deposit growth in excess of loan demand growth.

The maturities and weighted average yields of the investments in the 1995 portfolio of investment securities are presented below. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations. The average maturity of the investment portfolio is
11.4 years with an average yield of 6.5 percent. Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.



                    INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                                                                     Maturing
                                               ------------------------------------------------------------------------------------
                                                      Within            After One But        After Five But             After
                                                     One Year         Within Five Years     Within Ten Years          Ten Years
                                               ------------------     -----------------     -----------------     -----------------
                                               Amount       Yield     Amount      Yield     Amount      Yield     Amount      Yield
                                               ------       -----     ------      -----     ------      -----     ------      -----
                                                                                   (in Thousands)
Securities- All Available for Sale:
-----------------------------------
  U. S. Treasury   . . . . . . . . . . .      $   903       7.20%   $ 14,568     5.55%    $  3,633      5.66%    $    -0-       -0-%
  U. S. Government agencies  . . . . . .        2,483       6.15       7,587     6.85        4,708      7.03       19,397      5.80
  State and municipal securities   . . .           15       6.60         630     6.76        4,379      8.67       11,687      8.06
                                              -------               --------              --------               --------
    Subtotal                                  $ 3,401       6.43    $ 22,785     6.01     $ 12,720      7.21     $ 31,084      6.65
                                              =======               ========              ========               ========


There were no securities held by the Company, whose aggregate value on December 31, 1995 exceeded ten percent of the Company's consolidated shareholders' equity at that date. (1)

___________________

(1) Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U. S. Government and U. S. Government agencies and corporations are not included.

Average Federal funds sold increased 282.8 percent, reflecting the increased cash available from deposit growth. During 1994, average Federal Funds decreased 62.4 percent from 1993 levels. As a percentage of average earning assets, these funds represented 2.6 percent for 1995 compared to .8 percent for 1994.

The average balance of interest-bearing deposits with other banks decreased
17.4 percent from 1994 to 1995. The average balance from 1993 to 1994 increased
75.6 percent. Total average earning assets as compared to total average assets for 1995 and 1994 were 90.8 and 91.7 percent, respectively.

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

The portion of the Company's average liabilities represented by interest-bearing deposits increased in both 1995 and 1994 by 21.1 percent and
15.0 percent, respectively. During the same periods, average noninterest-bearing deposits increased 8.3 percent and 21.7 percent, respectively. Customer confidence and satisfaction is evidenced by the increase in total average deposits of 19.4 percent in 1995 and 15.8 percent in 1994. The largest dollar increase was in the time deposits category.

Average interest-bearing demand deposits rose 1.9 percent while average savings deposits decreased 6.3 percent, and average time deposits increased 37.6 percent. The two categories of lowest cost deposits comprised the following percentages of total deposits during 1995 and 1994, respectively: average noninterest-bearing demand deposits - 11.7 percent and 13.0 percent; and average interest-bearing demand deposits - 15.9 percent and 18.7 percent. Of total time deposits, approximately 24.2 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1995 are summarized in the table below.

                       MATURITIES OF LARGE TIME DEPOSITS

                                                                     Time            Other
                                                                 Certificates        Time
                                                                  of Deposit       Deposits         Total
                                                                -------------    ------------     ------------
                                                                                  (in Thousands)
Three months or less  . . . . . . . . . . . . . . . . . .       $      5,368     $     15,278     $     20,646
Over three through six months . . . . . . . . . . . . . .              7,910              -0-            7,910
Over six through twelve months  . . . . . . . . . . . . .             11,163              -0-           11,163
Over twelve months  . . . . . . . . . . . . . . . . . . .             20,754              -0-           20,754
                                                                ------------     ------------     ------------

  Total   . . . . . . . . . . . . . . . . . . . . . . . .       $     45,195     $     15,278     $     60,473
                                                                ============     ============     ============

Borrowed funds consist primarily of short-term borrowings and long-term debt. Short-term borrowings at year-end 1995 and 1994 consisted of the U. S. Treasury Tax and Loan Note Option account and securities sold under agreements to repurchase. Long-term debt consisted of various commitments with scheduled maturities from one to twenty years.

The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 1995.

                         MATURITIES OF LONG-TERM DEBT

                                                   1996        1997         1998        1999         2000
                                                ----------  ----------  -----------  ----------  -----------
                                                                      (in Thousands)
Interest on indebtedness  . . . . . . . . .     $      586  $      508  $       431  $      354  $       277
Repayment of principal  . . . . . . . . . .          1,065  $      931          935         939          944
                                                ----------  ----------  -----------  ----------  -----------

                                                $    1,651  $    1,439  $     1,366  $    1,293  $     1,221
                                                ==========  ==========  ===========  ==========  ===========

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

Dividends paid by Community Bank (Alabama) are the primary source of funds available to the Company for debt repayment, payment of dividends to its stockholders and other needs. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Alabama Superintendent of Banks is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. At December 31, 1995, Community Bank (Alabama) could have declared dividends of $6,760,949 without approval of regulatory authorities.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate-construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $23.6 million or 9.8 percent of the total loan portfolio at December 31, 1995 and investment securities maturing in one year or less equaled $3.4 million or 4.9 percent of the portfolio. Other sources of liquidity include short-term investments such as Federal funds sold and maturing interest-bearing deposits with other banks.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of federal funds from another commercial bank from an available line of up to $7,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable company cash position.

INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis. The following tables show interest sensitivity gaps for these different intervals as of December 31, 1995.

                      INTEREST RATE SENSITIVITY ANALYSIS

                                       0-30        31-90       91-365       1-5         Over 5
                                       Days         Days        Days       Years        Years       Total
                                   ----------   ----------  ----------  -----------   ----------  -----------
At December 31, 1995                                            (in Thousands)
Interest-earning assets (1)
---------------------------
  Loans . . . . . . . . . . . .    $   27,478   $   23,428  $   40,358  $   111,334   $   34,752  $   237,350
  Investment Securities:
   Taxable  . . . . . . . . . .         1,997          323       1,067       22,155       27,737       53,279
   Tax-exempt   . . . . . . . .           -0-          -0-          15          630       16,066       16,711
  Time deposits in other banks            859          103         250          700          -0-        1,912
  Federal funds sold  . . . . .        20,350          -0-         -0-          -0-          -0-       20,350
                                   ----------   ----------  ----------  -----------   ----------  -----------
                                       50,684       23,854      41,690      134,819       78,555      329,602
                                   ----------   ----------  ----------  -----------   ----------  -----------
Interest-bearing liabilities (2)
  Demand deposits (3) . . . . .        16,212       16,212      16,212          -0-          -0-       48,636
  Savings deposits (3)  . . . .        14,476       14,475      14,475          -0-          -0-       43,426
  Time deposits . . . . . . . .         6,355       31,871      80,767       67,867           40      186,900
  Other short-term borrowings .         2,009          -0-         -0-          -0-          -0-        2,009
  Long term debt  . . . . . . .            77          292         696        3,749        3,106        7,920
                                   ----------   ----------  ----------  -----------   ----------  -----------
                                       39,129       62,850     112,150       71,616        3,146      288,891
                                   ----------   ----------  ----------  -----------   ----------  -----------

Interest sensitivity gap  . . .    $   11,555   $  (38,996)  $ (70,460)  $   63,203   $   75,409  $    40,711
                                   ==========   ==========   =========   ==========   ==========  ===========

Cumulative interest
  sensitivity gap . . . . . . .    $   11,555   $  (27,441)  $ (97,901)  $  (34,698)  $   40,711
                                   ==========   ==========   =========   ==========   ==========
Ratio of interest-earning assets
  to interest-bearing liabilities        1.30         0.38        0.37         1.88        24.97
                                   ==========   ==========  ==========  ===========   ==========
Cumulative ratio  . . . . . . .          1.30         0.73        0.54         0.88         1.14
                                   ==========   ==========  ==========  ===========   ==========
Ratio of cumulative gap to
  total interest-bearing assets          0.04        (0.08)      (0.30)       (0.11)        0.12
                                   ==========   ==========  ==========  ===========   ==========

_________________

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

As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of earning assets over interest-bearing liabilities of $11.6 million. For the first 365 days, interest-bearing liabilities exceed earning assets by $97.9 million. During this one year time frame, 74.1 percent of all interest bearing liabilities will reprice compared to 35.3 percent of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself will not ensure maximum net interest income. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

During the last quarter of 1993 and the first quarter of 1994, the Company offered a maximum of 600,000 shares of its $.10 par value common stock at $15 per share with the anticipation of raising up to $9,000,000 of capital. On February 11, 1994 the offering was closed upon full subscription of all 600,000 shares offered for sale, raising $8,916,742 of capital after reduction for offering costs. During 1995, the Company began a stock offering of up to 312,161 shares of its $.10 par value stock at $20 per share with the anticipation of raising up to $6.2 million of capital. As of December 31, 1995, $3,162,405 of capital had been raised, net of offering costs.

The proceeds of both offerings are available for debt reduction, capital enhancement and future growth and expansion of the Company.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, amounted to $28.3 million at December 31, 1995. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-based capital and was $32.3 million at year-end 1995. The percentage ratios, as calculated under the guidelines were 12.36 percent and 14.10 percent for Tier I and Total Risk-based capital, respectively, at year-end 1995. Both levels currently exceed the minimum ratios of four percent and eight percent, respectively.

Applying the current guidelines to the preceding two years also resulted in capital ratios exceeding the minimum requirements.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio the Company's shareholders equity, minus goodwill bears to total assets minus goodwill. The tangible leverage ratio is defined as the Company's shareholders equity, minus all intangibles, divided by total assets minus all intangibles. The Company's leverage ratios as of December 31, 1995, 1994, and 1993 exceeded the regulatory minimum requirements which are generally 3% plus an additional cushion of at least 100-200 basis points depending on risk profiles and other factors.

The table below illustrates the company's regulatory capital ratios at December 31, 1995, 1994 and 1993 under the year end 1995 requirements.


                           CAPITAL ADEQUACY RATIOS

                                                                     1995             1994             1993
                                                                -------------    -------------    -------------
                                                                                 (in thousands)
    Tier 1 Capital  . . . . . . . . . . . . . . . . . . . . .   $     28,273     $     23,182     $     23,465
    Tier 2 Capital  . . . . . . . . . . . . . . . . . . . . .          3,983            3,381            1,255
                                                                ------------     ------------     ------------

          TOTAL QUALIFYING CAPITAL  . . . . . . . . . . . . .   $     32,256     $     26,563     $     24,720
                                                                ============     ============     ============

    Risk Adjusted Total Assets (including
     off-balance-sheet exposures)   . . . . . . . . . . . . .   $    228,714     $    195,646     $    149,576
                                                                ============     ============     ============

    Tier 1 Risk-Based Capital Ratio   . . . . . . . . . . . .          12.36%           11.85%           15.69%
                                                                ============     ============     ============

    Total Risk-Based Capital Ratio  . . . . . . . . . . . . .          14.10%           13.58%           16.53%
                                                                ============     ============     ============

    Leverage Ratio  . . . . . . . . . . . . . . . . . . . . .           8.00%            7.52%            8.95%
                                                                ============     ============     ============

    Tangible Leverage Ratio   . . . . . . . . . . . . . . . .           7.60%            7.00%            8.35%
                                                                ============     ============     ============


In addition to regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. The following table summarizes these and other key ratios for the Company for each of the last three years.


                          RETURN ON EQUITY AND ASSETS

                                                                              Years Ended December 31,
                                                                    -------------------------------------------
                                                                       1995             1994             1993
                                                                    ---------        ---------        ---------
Return on average assets  . . . . . . . . . . . . . . . . . .           0.82%            0.97%            1.11%
Return on average equity  . . . . . . . . . . . . . . . . . .          10.89            11.84            16.36
Dividend payout ratio . . . . . . . . . . . . . . . . . . . .          -----            -----            -----
Average equity to average assets ratio  . . . . . . . . . . .           7.57             8.21             6.77

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

Net interest income for 1995 increased 9.7 percent from 1994 and 15.4 percent in 1994 over 1993. Increased volume in 1995 and 1994 accounted for the majority of the increase. The schedule on pages 24 and 25 provides the detail changes in interest income, interest expense and net interest income due to changes in volume and rate.

Interest income increased 25.1 percent in 1995 and 16.9 percent in 1994. The 1995 increase is due both to the 17.7 percent increase in average earning assets and the 53 basis point decline in the average yield on earning assets. The increase in interest income in 1994 was attributable to the 18.6% increase in average earning assets. Interest income on loans increased 31.4 percent due to increased volume. Interest income on investment securities decreased 3.4 percent from 1994 to 1993 as a result of decreased rates.

Total interest expense increased 44.6 percent due to the effect of a 21.1 percent increase in volume of average interest-bearing liabilities added to the effect of an 84 basis point increase in the rate paid. The rise of interest on deposits and short-term borrowings was due to an increase in volume and in deposit rates.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 1995 was 4.46 percent as compared to 4.79 percent for 1994.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread for 1995 decreased 31 basis points to 3.90 percent from the 1994 spread of 4.21 percent as the yields on earning assets increased at a slower pace than the cost of interest-bearing liabilities.
See the accompanying schedules entitled "Rate/Volume Variance Analysis" and "Consolidated Average Balances, Interest Income/Expenses and Yields/Rates" for more information.

Federal income tax laws applicable to banks during 1995 and 1994 were substantially different from those applicable in prior years. Imposition of the alternative minimum tax, changes in tax rates and the effective elimination of the tax-exempt status of certain previously tax-exempt income, resulted in the distortion of the comparability of yields, interest rate spreads and margins presented on an assumed tax equivalency basis.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

                                                                      Years Ended December 31,
                                                        -------------------------------------------------------
                                                        1995        1994         1993         1992         1991
                                                        ----        ----         ----         ----         ----
Rate earned on earning assets . . . . . . . .           8.82%       8.20%        8.32%        9.22%       10.03%

Rate paid on borrowed funds . . . . . . . . .           5.17        4.33         4.25         5.21         6.73

Interest rate spread  . . . . . . . . . . . .           3.65        3.87         4.07         4.01         3.30

Net yield on earning assets . . . . . . . . .           4.21        4.44         4.58         4.58         3.96

1995 was characterized by interest rates which were higher than the last few years, steadily increasing during the course of the year. Despite the increasing rate environment, which saw interest-bearing liabilities reprice at a faster pace than that of interest-earning assets, net interest income increased by 11.6 percent due to the 17.7 percent increase in average earning asset volume.

Absolute changes in net interest income from 1994 to 1995 and from 1993 to 1994 were $1.3 million and $1.5 million, respectively, as reported in the Consolidated Statements of Income. The net interest margin decreased to 4.21 percent in 1995 from 4.44 percent in 1994 and the interest rate spread decreased to 3.65 percent for 1995 from 1994's 3.87 percent.


             [The remainder of this page intentionally left blank]

                      [This page intentionally left blank]

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES Taxable Equivalent Basis (in Thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                                      1995
                                                                -----------------------------------------------
                                                                  AVERAGE            INCOME/         YIELD/
                                                                  BALANCE            EXPENSE          RATE
                                                                ------------     -------------    -------------
ASSETS
 Earning assets:
  Loans, net of unearned income (1)   . . . . . . . . . .       $    223,222     $     21,837           9.78%
  Investment securities:
    Taxable . . . . . . . . . . . . . . . . . . . . . . .             46,155            2,952           6.40
    Tax-exempt  . . . . . . . . . . . . . . . . . . . . .             18,962            1,710           9.02
                                                                ------------     ------------
     Total investment securities  . . . . . . . . . . . .             65,117            4,662           7.16
    Time deposits in other banks  . . . . . . . . . . . .              2,132              107           5.02
    Federal funds sold  . . . . . . . . . . . . . . . . .              7,607              441           5.80
                                                                ------------     ------------
     Total interest-earning assets (2)  . . . . . . . . .            298,078           27,047           9.07

 Non interest-earning assets:
  Cash and due from banks   . . . . . . . . . . . . . . .             14,460
  Premises and equipment  . . . . . . . . . . . . . . . .             11,518
  Accrued interest and other assets   . . . . . . . . . .              5,817
  Allowance for loan losses   . . . . . . . . . . . . . .             (1,629)
                                                                ------------

    Total assets  . . . . . . . . . . . . . . . . . . . .       $    328,244
                                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Demand deposits   . . . . . . . . . . . . . . . . . . .       $     46,092            1,738           3.77
  Savings deposits  . . . . . . . . . . . . . . . . . . .             39,762            1,524           3.83
  Time deposits   . . . . . . . . . . . . . . . . . . . .            169,413            9,551           5.64
                                                                ------------     ------------
                                                                     255,267           12,813           5.02
  Other short-term borrowings   . . . . . . . . . . . . .              2,818              166           5.89
  Long-term debt  . . . . . . . . . . . . . . . . . . . .              8,123              772           9.50
                                                                ------------     ------------
    Total interest-bearing liabilities  . . . . . . . . .            266,208           13,751           5.17
                                                                                 ------------     ----------
 Noninterest-bearing liabilities:
  Demand deposits   . . . . . . . . . . . . . . . . . . .             33,974
  Accrued interest and other liabilities  . . . . . . . .              3,223
  Shareholders' equity  . . . . . . . . . . . . . . . . .             24,839
                                                                ------------

    Total liabilities and shareholders' equity  . . . . .       $    328,244
                                                                ============

Net interest income/net interest spread . . . . . . . . .                              13,296           3.90%
                                                                                                  ==========

Net yield on earning assets . . . . . . . . . . . . . . .                                               4.46%
                                                                                                  ==========
Taxable equivalent adjustment:
 Loans  . . . . . . . . . . . . . . . . . . . . . . . . .                                 162
 Investment securities  . . . . . . . . . . . . . . . . .                                 581
                                                                                 ------------
  Total taxable equivalent adjustment   . . . . . . . . .                                 743
                                                                                 ------------

Net interest income . . . . . . . . . . . . . . . . . . .                        $     12,553
                                                                                 ============

______________________________
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

                                         Years Ended December 31,
--------------------------------------------------------------------------------------------------
                       1994                                              1993
-----------------------------------------------    -----------------------------------------------
   Average           Income/          Yield/          Average           Income/          Yield/
   Balance           Expense           Rate           Balance           Expense           Rate
-------------    -------------    -------------    -------------    -------------    -------------
$     178,123    $      16,614             9.33%   $     140,294    $      13,319             9.49%

       51,846            3,105             5.99           51,436            3,528             6.86
       18,667            1,719             9.21           15,089            1,462             9.69
-------------    -------------                     -------------    -------------
       70,513            4,824             6.84           66,525            4,990             7.50
        2,581              108             4.18            1,470               41             2.79
        1,987               81             4.08            5,281              158             2.99
-------------    -------------                     -------------    -------------
      253,204           21,627             8.54          213,570           18,508             8.67


       11,780                                              9,256
        8,251                                              6,457
        4,251                                              4,216
       (1,423)                                            (1,159)
-------------                                      -------------

$     276,063                                      $     232,340
=============                                      =============



$      45,249            1,509             3.33    $      36,580            1,189             3.25
       42,425            1,400             3.30           39,686            1,296             3.27
      123,124            5,940             4.82          107,054            5,230             4.89
-------------    -------------                     -------------    -------------
      210,798            8,849             4.20          183,320            7,715             4.21
        1,554              112             7.21              949               22             2.32
        7,403              546             7.38            4,102              272             6.63
-------------    -------------                     -------------    -------------
      219,755            9,507             4.33          188,371            8,009             4.25
                 -------------    -------------                     -------------    -------------

       31,369                                             25,779
        2,241                                              2,467
       22,698                                             15,723
-------------                                      -------------

$     276,063                                      $     232,340
=============                                      =============

                        12,120             4.21%                           10,499             4.42%
                                  =============                                      =============

                                           4.79%                                              4.92%
                                  =============                                      =============
                           291                                                233
                           585                                                500
                 -------------                                      -------------
                           876                                                733
                 -------------                                      -------------

                 $      11,244                                      $       9,766
                 =============                                      =============

RATE/VOLUME VARIANCE ANALYSIS
Taxable Equivalent Basis

                                                               Average Volume               Change in Volume
                                                    ---------------------------------    ----------------------
                                                        1995      1994         1993       1995-1994  1994-1993
                                                    ---------------------    --------    ----------------------
                                                                          (in Thousands)
EARNING ASSETS:
Loans, net of unearned income . . . . . . . . . .   $223,222     $178,123    $140,294    $  45,099    $ 37,829
Investment securities:
  Taxable . . . . . . . . . . . . . . . . . . . .     46,155       51,846      51,436       (5,691)        410
  Tax exempt  . . . . . . . . . . . . . . . . . .     18,962       18,667      15,089          295       3,578
                                                    --------     --------    --------    ---------    --------

   Total investment securities  . . . . . . . . .     65,117       70,513      66,525       (5,396)      3,988
Interest-bearing deposits with other banks  . . .      2,132        2,581       1,470         (449)      1,111
Federal funds sold  . . . . . . . . . . . . . . .      7,607        1,987       5,281        5,620      (3,294)
                                                    --------     --------    --------    ---------    --------



   Total earning assets   . . . . . . . . . . . .   $298,078     $253,204    $213,570    $  44,874    $ 39,634
                                                    ========     ========    ========    =========    ========

INTEREST-BEARING LIABILITIES:
Deposits:
  Demand  . . . . . . . . . . . . . . . . . . . .   $ 46,092     $ 45,249    $ 36,580    $     843    $  8,669
  Savings . . . . . . . . . . . . . . . . . . . .     39,762       42,425      39,686       (2,663)      2,739
  Time  . . . . . . . . . . . . . . . . . . . . .    169,413      123,124     107,054       46,289      16,070
                                                    --------     --------    --------    ---------    --------

   Total interest-bearing deposits  . . . . . . .    255,267      210,798     183,320       44,469      27,478

Other short-term borrowings . . . . . . . . . . .      2,818        1,554         949        1,264         605
Long-term debt  . . . . . . . . . . . . . . . . .      8,123        7,403       4,102          720       3,301
                                                    --------     --------    --------    ---------    --------

   Total interest-bearing liabilities   . . . . .   $266,208     $219,755    $188,371    $  46,453    $ 31,384
                                                    ========     ========    ========    =========    ========

Net interest income/net interest spread . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Net yield on earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Net cost of funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                                                                                Variance Attributed to (1)
                                                                                          --------------------------------------
             AVERAGE RATE              Interest Income/Expense          Variance                 1995               1994
     --------------------------     ----------------------------  ---------------------   ------------------  ------------------
      1995       1994     1993       1995       1994      1993    1995-1994   1994-1993    VOLUME      RATE    Volume      Rate
     ------     ------   ------     ------     ------    ------   ---------   ---------   --------    ------  --------    ------
                                                           (in Thousands)
     9.78%      9.33%     9.49%    $21,837    $16,614    $13,319    $5,223     $3,295      $4,387       836    $3,524      (229)


     6.40       5.99      6.86       2,952      3,105      3,528      (153)      (423)       (356)      203        28      (451)
     9.02       9.21      9.69       1,710      1,719      1,462        (9)       257          27       (36)      332       (75)
                                   -------    -------    -------    ------     ------      ------     -----    ------     -----

     7.16       6.84      7.50       4,662      4,824      4,990      (162)      (166)       (329)      167       360      (526)
     5.02       4.18      2.79         107        108         41        (1)        67         (21)       20        40        27
     5.80       4.08      2.99         441         81        158       360        (77)        313        47      (121)       44
                                   -------    -------    -------    ------     ------      ------     -----    ------     -----

     9.07       8.54      8.67      27,047     21,627     18,508     5,420      3,119       4,350     1,070     3,803      (684)




     3.77       3.33      3.25       1,738      1,509      1,189       229        320          28       201       290        30
     3.83       3.30      3.27       1,524      1,400      1,296       124        104         (92)      216        92        12
     5.64       4.82      4.89       9,551      5,940      5,230     3,611        710       2,486     1,125       785       (75)
                                   -------    -------    -------    ------     ------      ------     -----    ------     -----

     5.02       4.20      4.21      12,813      8,849      7,715     3,964      1,134       2,422     1,542     1,167       (33)

     5.89       7.21      2.32         166        112         22        54         90          78       (24)       21        69
     9.50       7.38      6.63         772        546        272       226        274          57       169       240        34
                                   -------    -------    -------    ------     ------      ------     -----    ------     -----

     5.17       4.33      4.25      13,751      9,507      8,009     4,244      1,498       2,557     1,687     1,428        70
     ----       ----      ----     -------    -------    -------    ------     ------      ------     -----    ------     -----

     3.90%      4.21%     4.42%    $13,296    $12,120    $10,499    $1,176     $1,621      $1,793     $(617)   $2,375     $(754)
     ====       ====      ====     =======    =======    =======    ======     ======      ======     =====    ======     =====

     4.46%      4.79%     4.92%
     ====       ====      ====

     4.61%      3.75%     3.75%
     ====       ====      ====


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses increased 70.5 percent in 1995 compared to an increase of 52.6 percent in 1994, providing an increase of 42.7 percent in the allowance for loan losses. Net loan charge-offs increased 23.8 percent in 1995 after increasing 53.3 percent in 1994. Net charge-offs on consumer loans amounted to 20.6 percent of total net charge-offs for 1995 compared to 89.3 percent in 1994 and 31.6 percent in 1993. Management believes that the $2,209,000 in the allowance for loan losses at December 31, 1995 (.93% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Company's historical experience.
No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 1995.


                       Summary of Loan Loss Experience

                                                            1995       1994        1993        1992        1991
                                                         --------    --------    --------    --------    ---------
                                                                               (in Thousands)
Allowance for loan losses at beginning of year  . . .    $  1,548    $  1,255    $  1,062    $    940    $     777
Loan charged off
  Commercial, financial and agricultural  . . . . . .         110          91         129         112           82
  Real Estate - Mortgage  . . . . . . . . . . . . . .         -0-         -0-          33         143           53
Consumer  . . . . . . . . . . . . . . . . . . . . . .         399         319         134         226          221
                                                         --------    --------    --------    --------    ---------
   Total loans charged off  . . . . . . . . . . . . .         509         410         296         481          356
                                                         --------    --------    --------    --------    ---------
Recoveries on loans previously charged off
  Commercial, financial and agricultural  . . . . . .          22          52           8           2           14
  Real Estate - Mortgage  . . . . . . . . . . . . . .           1           2         -0-           9            4
Consumer  . . . . . . . . . . . . . . . . . . . . . .          59          11          63          53           78
                                                         --------    --------    --------    --------    ---------
   Total recoveries   . . . . . . . . . . . . . . . .          82          65          71          64           96
                                                         --------    --------    --------    --------    ---------

Net loans charged off . . . . . . . . . . . . . . . .         427         345         225         417          260

Provision for loan losses . . . . . . . . . . . . . .       1,088         638         418         539          423
                                                         --------    --------    --------    --------    ---------

Allowance for loan losses at end of period  . . . . .    $  2,209    $  1,548    $  1,255    $  1,062    $     940
                                                         ========    ========    ========    ========    =========

Loans, net of unearned income, at end of period . . .    $237,841    $206,428    $151,651    $135,782    $ 120,636
                                                         ========    ========    ========    ========    =========

Average loans, net of unearned income,
  outstanding for the period  . . . . . . . . . . . .    $223,222    $178,123    $140,294    $128,167    $ 113,920
                                                         ========    ========    ========    ========    =========

                                                             1995        1994        1993        1992         1991
                                                           --------    --------    --------    --------    ---------
Ratios:
  Allowance at end of period to loans, net of
   unearned income  . . . . . . . . . . . . . . . . .         .93%        .75%        .83%        .78%         .78%
  Allowance at end of period to average loans,
   net of unearned income   . . . . . . . . . . . . .         .99         .87         .89         .83          .83
  Net charge-offs to average loans, net of
   unearned income  . . . . . . . . . . . . . . . . .         .19         .19         .16         .33          .23
  Net charge-offs to allowance at end of period . . .       19.33       22.29       17.93       39.27        27.66
  Recoveries to prior year charge-offs  . . . . . . .       20.00       21.96       14.76       17.98        24.37


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

Management allocated the reserve for loan losses to specific loan classes as follows:

                        ALLOCATION OF LOAN LOSS RESERVE


                                                                              December 31,
                                      --------------------------------------------------------------------------------------------
                                             1995                1994              1993              1992               1991
                                      -----------------   -----------------  ----------------  ----------------   ----------------
                                                PERCENT             Percent           Percent           Percent            Percent
                                       AMOUNT  OF TOTAL   Amount   of Total  Amount  of Total  Amount  of Total   Amount  of Total
                                      -------  --------   ------   --------  ------  --------  ------  --------   ------  --------
                                                                           (in Thousands)
Domestic loans
 Commercial,
   financial and
   and agricultural . . .             $   442     20%     $   170     11%   $   678     54%   $   276     26%     $ 244     26%
 Real estate -
   mortgage . . . . . . .                  --     --           --     --        188     15        340     32        179     19
 Consumer   . . . . . . .               1,767     80        1,378     89        389     31        446     42        517     55
                                      -------    ---      -------    ---    -------    ---    -------    ---      -----    ---
                                      $ 2,209    100%     $ 1,548    100%   $ 1,255    100%   $ 1,062    100%     $ 940    100%
                                      =======    ===      =======    ===    =======    ===    =======    ===      =====    ===




(1)  The Company had no foreign loans.

NONPERFORMING ASSETS

Nonperforming assets as of December 31, 1995 increased 16.1 percent from year-end 1994. Nonperforming loans include loans classified as nonaccrual or renegotiated and those past due 90 days or more for which interest is still being accrued. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 1995. The following table summarizes the Company's nonperforming assets for each of the last five years.

                             NONPERFORMING ASSETS

                                                                           December 31,
                                                      1995        1994         1993         1992         1991
                                                   ---------    --------     --------    ---------    ---------
                                                                          (in Thousands)
Nonaccruing loans . . . . . . . . . . . . . .      $    491     $    422     $    265    $     276    $    374
Loans past due 90 days or more  . . . . . . .           317          343          154          604         255
Restructured loans  . . . . . . . . . . . . .           -0-          -0-          -0-          -0-         -0-
                                                   --------     --------     --------    ---------    --------
Total nonperforming loans . . . . . . . . . .           808          765          419          880         629
Nonaccruing securities  . . . . . . . . . . .           -0-          -0-          -0-          260         260
Other real estate . . . . . . . . . . . . . .           417          290          284           60         532
                                                   --------     --------     --------    ---------    --------

  Total nonperforming assets  . . . . . . . .      $  1,225     $  1,055     $    703    $   1,200    $  1,421
                                                   ========     ========     ========    =========    ========

Ratios:
 Loan loss allowance to
  total nonperforming assets  . . . . . . . .          1.81         1.47         1.79         0.89        0.66
                                                   ========     ========     ========    =========    ========
 Total nonperforming loans to total
  loans (net of unearned interest)  . . . . .         0.003        0.004        0.003        0.006       0.005
                                                   ========     ========     ========    =========    ========
 Total nonperforming assets
  to total assets . . . . . . . . . . . . . .         0.003        0.004        0.003        0.005       0.007
                                                   ========     ========     ========    =========    ========

The ratio of loan loss allowance to total nonperforming assets increased by 23.1% from 1994 to 1995, to 1.81, significantly higher than the ratios for 1993, 1992 and 1991. Both the ratios of total nonperforming loans to total loans and total nonperforming assets to total assets decreased by 0.1% from 1994 to 1995, remaining below the levels of the previous three years. Each of these ratios compare favorably with industry averages, and management is aware of no factors which should suggest that they are prone to increases in future periods.

For the years ended December 31, 1995, 1994 and 1993, the difference between the gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

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

There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures.

NONINTEREST INCOME

Noninterest income for 1995 totaled $3,716,891 as compared to $3,188,760 in 1994 and $2,914,015 in 1993. These amounts are primarily from service charges on deposit accounts, insurance commissions and fees on services to customers. Service charge increases are primarily a reflection of the deposit growth of the Company as it has expanded into new markets, and the result that that deposit growth has on deposit account service charges and NSF income. The insurance commissions increased significantly in 1994 as a result of the activities of the Company's Community Insurance unit in the areas of title insurance and life insurance, as well as increased credit life insurance commissions as a result of a significant rise in loan activity. Thet decreased in 1995 partly due to the shift from credit life insurance to debt cancellation contracts on a portion of the Company's loan portfolio.

Investment securities gains were unusually high in 1993 as a result of recoveries made, as a result of a favorable federal Court ruling in the favor of bondholders, on municipal bonds backed by guaranteed investment contracts issued by Executive life Insurance Company. Losses had been recognized on these bonds originally in 1991.

                               NONINTEREST INCOME

                                                     Years Ended December 31               Percent Change
                                             -------------------------------------   --------------------------
                                                1995         1994          1993        1995/1994    1994/1993
                                             ----------   ----------   -----------   ------------   ----------
                                                        (in Thousands)
Service charges on deposits . . . . . .      $    1,751   $    1,521    $    1,333          15.1%        14.1%
Insurance commissions . . . . . . . . .             637          828           527         (23.1)        57.1
Investment securities gains (losses)  .             266           21           471        1166.7        (95.5)
Bank club dues  . . . . . . . . . . . .             427          306           258          39.5         18.6
Other . . . . . . . . . . . . . . . . .             636          513           325          24.0         57.8
                                             ----------   ----------    ----------        ------        -----
                                             $    3,717   $    3,189    $    2,914          16.6          9.4
                                             ==========   ==========    ==========        ======        =====

NONINTEREST EXPENSES

Noninterest expenses totaled $12,046,422 in 1995 which represents an 18.2 percent increase over 1994 noninterest expenses, which were 15.5 percent higher than in 1993. Salaries and benefits increased $1,332,338 (22.7%) to $7,209,254 in 1995 reflecting the increased personnel costs of completing the staffing of the new Tennessee and Alabama locations. Director and committee fees, which were $241,300 in 1993 and $286,650 in 1994, remained constant in 1995 at $286,550. Occupancy expense increased 14.5% to $865,876 in 1995 primarily as a result of the building and renovation of several bank locations. Furniture and equipment expense increased 36.3% in 1995 from the 1994 amount of $611,510, compared to a 20.0% increase in 1994. Other operating expenses increased 7.1% to $2,851,522 during 1995. From 1993 to 1994, other operating expenses increased 12.4%.

                              NONINTEREST EXPENSES

                                                   Years Ended December 31                 Percent Change
                                             -------------------------------------   -------------------------
                                                1995         1994          1993        1995/1994    1994/1993
                                             ----------   ----------    ----------   ------------   ----------
                                                        (in Thousands)
  Salaries and employee benefits  . . . .    $    7,209   $    5,877    $    4,974         22.7%         18.2%
  Occupancy expense . . . . . . . . . . .           866          756           731         14.6           3.4
  Furniture and equipment expense . . . .           833          612           510         36.1          20.0
  Director and committee fees . . . . . .           287          287           241          -0-          19.1
  Amortization of intangibles . . . . . .           123          127            84         (3.1)         51.2
  Advertising . . . . . . . . . . . . . .           197          250           239        (21.2)          4.6
  Insurance . . . . . . . . . . . . . . .           495          725           507        (31.7)         43.0
  Professional fees . . . . . . . . . . .           247          218           222         13.3          (1.8)
  Supplies  . . . . . . . . . . . . . . .           380          213           223         78.4          (4.5)
  Other . . . . . . . . . . . . . . . . .         1,409        1,128         1,094         24.9           3.1
                                             ----------   ----------    ----------
                                             $   12,046   $   10,193    $    8,825         18.2          15.5
                                             ==========   ==========    ==========




INCOME TAXES

The Company attempts to maximize its net income through active tax planning. This planning resulted in a provision for income taxes of $430,997 (13.7%) for 1995, on income of $3,135,795. The tax for 1994 was $913,802 (25.4%) on income of $3,601,756 and for 1993 was $865,238 (25.2%) on income of $3,437,604.  These tax amounts and rates are lower than the statutory Federal tax rate of 34 percent primarily due to investments in loans and securities earning interest income that is exempt from Federal taxation.

The effective tax rate for 1995 decreased primarily due to a decrease in the deferred tax valuation allowance and the recognition of a deferred tax benefit from the donation of a capital asset which exceeded its tax basis by approximately $290,000. As proportionately fewer available funds are invested in tax-exempt assets, the effective tax rate will more closely approximate the statutory Federal tax rate. In 1995 the effective tax rate was 40 percent of the statutory Federal tax rate compared to 75 percent in 1994 and 74 percent in 1993. A more detailed explanation of income tax expense is included in the accompanying notes to the Consolidated Financial Statements.

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



             [The remainder of this page intentionally left blank]

                     [This page intentionally left blank]

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY
                           FOR FINANCIAL INFORMATION

                           Community Bancshares, Inc.

The management of Community Bancshares, Inc. is responsible for the preparation, integrity, and objectivity of the consolidated financial statements, related financial data, and other information in this annual report. The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's best estimates and judgement where appropriate. Financial information appearing throughout this annual report is consistent with the consolidated financial statements.

In meeting its responsibility both for the integrity and fairness of these statements and information, management depends on the accounting systems and related internal accounting controls that are designed to provide reasonable assurances that (i) transactions are authorized and recorded in accordance with established procedures, (ii) assets are safeguarded, and (iii) proper and reliable records are maintained.

The concept of reasonable assurance is based on the recognition that the cost of internal control systems should not exceed the related benefits. As an integral part of internal control systems, the Company maintains a professional staff of internal auditors who monitor compliance and assess the effectiveness of internal control systems and coordinate audit coverage with independent certified public accountants.

The responsibility of the Company's independent certified public accountants is limited to an expression of their opinion as to the fairness of the consolidated financial statements presented. Their opinion is based on an audit conducted in accordance with generally accepted auditing standards as described in their report.

The Board of Directors is responsible for insuring that both management and the independent certified public accountants fulfill their respective responsibilities with regard to the consolidated financial statements. The Audit Committee meets periodically with both management and the independent certified public accountants to assure that each is carrying out its responsibilities. The independent certified public accountants have full and free access to the Audit Committee and Board of Directors and may meet with them, with and without management being present, to discuss auditing and financial reporting matters.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.



COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Financial Statements                                                                                    Page(s)
                                                                                                        -------
Independent Auditor's Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37

Consolidated Statements of Financial Condition as of December 31, 1995 and 1994 . . . . . . . . . . .        38

Consolidated Statements of Income for the years ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     41-42

Notes to Consolidated Financial Statements -
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     43-67

Quarterly Results (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        68

                         INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders of Community Bancshares, Inc.

We have audited the consolidated statements of financial condition of Community Bancshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Birmingham, Alabama
February 21, 1996
                                       DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                         December 31,
                                                                               --------------------------------
                                                                                      1995             1994
                                                                               ---------------  ---------------
ASSETS
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     2,576,214   $    2,708,337
  Due from banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,512,033       10,840,264
  Interest-bearing deposits with banks  . . . . . . . . . . . . . . . . . .          1,912,288        2,113,823
  Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,350,000          100,000
  Securities available for sale . . . . . . . . . . . . . . . . . . . . . .         69,989,862       20,853,532
  Securities held to maturity, estimated fair value of
     $39,431,333 for 1994 . . . . . . . . . . . . . . . . . . . . . . . . .                -0-       41,532,909
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        240,078,385      212,109,397
  Less: Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . .          2,237,612        5,681,403
        Allowance for loan losses . . . . . . . . . . . . . . . . . . . . .          2,208,798        1,547,834
                                                                               ---------------   --------------
                 NET LOANS  . . . . . . . . . . . . . . . . . . . . . . . .        235,631,975      204,880,160
  Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . .         12,524,545       10,383,364
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,476,130        2,680,379
  Intangibles, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,453,756        1,577,189
  Other real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . .            416,836          290,024
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            980,837        1,392,493
                                                                               ---------------   --------------

                 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .    $   362,824,476   $  299,352,474
                                                                               ===============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing  . . . . . . . . . . . . . . . . . . . . . . . . .    $    41,187,667    $  29,515,704
     Interest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . .        278,961,678      233,896,857
                                                                               ---------------   --------------
                 TOTAL DEPOSITS . . . . . . . . . . . . . . . . . . . . . .        320,149,345      263,412,561
  Other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .          2,008,684        2,043,902
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,073,534        1,395,336
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,919,873        8,712,953
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,653,803        1,264,478
                                                                               ---------------   --------------
                 TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . .        333,805,239      276,829,230
  Shareholders' equity
     Common stock, par value $.10 per share, 5,000,000
         shares authorized, 1,849,273 and 1,803,817 shares
         issued as of December 31, 1995 and 1994  . . . . . . . . . . . . .            184,927          180,382
     Capital surplus  . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,821,302       13,983,010
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .         14,262,319       12,947,043
     Unearned ESOP shares - 64,607 and 68,576 shares
         unreleased as of December 31, 1995 and 1994  . . . . . . . . . . .           (995,198)      (1,028,640)
     Treasury stock - 115,978 shares at cost at December 31, 1994 . . . . .                -0-       (2,899,460)
     Unrealized gains (losses) on investment securities
         available for sale, net of deferred tax or tax benefit . . . . . .            745,887         (659,091)
                                                                               ---------------   --------------

                 TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . .         29,019,237       22,523,244
                                                                               ---------------   --------------

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . .    $   362,824,476   $  299,352,474
                                                                               ===============   ==============

                 See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                  Years Ended December 31,
                                                                ----------------------------------------------------------
                                                                     1995                   1994                  1993
                                                                 ------------           ------------          ------------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans  . . . . . . . . . . . . . . . .    $ 21,675,669           $ 16,324,063          $ 13,085,690
  Interest on investment securities:
   Taxable securities   . . . . . . . . . . . . . . . . . . .       2,951,706              3,105,299             3,528,033
   Securities exempt from federal income taxes  . . . . . . .       1,128,707              1,133,722               961,989
  Interest on federal funds sold  . . . . . . . . . . . . . .         440,961                 80,821               158,041
  Interest on deposits in other banks . . . . . . . . . . . .         106,976                107,539                40,634
                                                                 ------------           ------------          ------------
                 TOTAL REVENUE FROM EARNING ASSETS  . . . . .      26,304,019             20,751,444            17,774,387
                                                                 ------------           ------------          ------------

INTEREST EXPENSE
  Interest on deposits  . . . . . . . . . . . . . . . . . . .      12,813,243              8,849,159             7,714,351
  Interest on other short-term borrowings . . . . . . . . . .         166,066                112,289                22,148
  Interest on long-term debt  . . . . . . . . . . . . . . . .         771,635                545,879               272,037
                                                                 ------------           ------------          ------------
                 TOTAL INTEREST EXPENSE . . . . . . . . . . .      13,750,944              9,507,327             8,008,536
                                                                 ------------           ------------          ------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . .      12,553,075             11,244,117             9,765,851
Provision for loan losses . . . . . . . . . . . . . . . . . .       1,087,749                638,228               417,500
                                                                 ------------           ------------          ------------

                 NET INTEREST INCOME
                   AFTER PROVISION FOR LOAN LOSSES  . . . . .      11,465,326             10,605,889             9,348,351

NONINTEREST INCOME
  Service charges on deposits . . . . . . . . . . . . . . . .       1,750,970              1,521,380             1,332,566
  Insurance commissions . . . . . . . . . . . . . . . . . . .         637,164                827,938               526,970
  Bank club dues  . . . . . . . . . . . . . . . . . . . . . .         427,291                306,160               258,273
  Other operating income  . . . . . . . . . . . . . . . . . .         635,527                512,588               325,468
  Investment securities gains . . . . . . . . . . . . . . . .         265,939                 20,694               470,738
                                                                 ------------           ------------          ------------
                 TOTAL NONINTEREST INCOME . . . . . . . . . .       3,716,891              3,188,760             2,914,015
                                                                 ------------           ------------          ------------

NONINTEREST EXPENSES
  Salaries and employee benefits  . . . . . . . . . . . . . .       7,209,254              5,876,916             4,973,942
  Occupancy expense . . . . . . . . . . . . . . . . . . . . .         865,876                756,021               730,830
  Furniture and equipment expense . . . . . . . . . . . . . .         833,220                611,510               509,509
  Director and committee fees . . . . . . . . . . . . . . . .         286,550                286,650               241,300
  Other operating expenses  . . . . . . . . . . . . . . . . .       2,851,522              2,661,796             2,369,181
                                                                 ------------           ------------          ------------
                 TOTAL NONINTEREST EXPENSES . . . . . . . . .      12,046,422             10,192,893             8,824,762
                                                                 ------------           ------------          ------------

Income before income taxes  . . . . . . . . . . . . . . . . .       3,135,795              3,601,756             3,437,604
Provision for income taxes  . . . . . . . . . . . . . . . . .         430,997                913,802               865,238
                                                                 ------------           ------------          ------------

                 NET INCOME . . . . . . . . . . . . . . . . .    $  2,704,798           $  2,687,954          $  2,572,366
                                                                 ============           ============          ============

EARNINGS PER COMMON SHARE - PRIMARY
  AND FULLY DILUTED
  Net income per common share . . . . . . . . . . . . . . . .    $       1.62           $       1.60          $       1.94
  Weighted average common shares outstanding  . . . . . . . .       1,667,945              1,681,892             1,290,290


                 See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                              Common      Unrealized
                              Preferred    Common      Capital      Retained      Unearned    Stock In   Gains(Losses)
                                Stock       Stock      Surplus      Earnings    ESOP Shares   Treasury   On Securities     Total
                              ---------   --------   -----------   -----------  -----------  ----------  -------------  -----------
Balance at
January 1, 1993 . . . . . .    $811,892   $ 40,127   $ 5,206,581   $ 7,751,731   $     -0-   $      -0-   $       -0-   $13,810,331

Net Income - 1993 . . . . .                                          2,572,366                                            2,572,366

Cash dividends:Preferred  .                                            (65,008)                                             (65,008)

Effect of 3-for-1
  Stock split . . . . . . .                 80,255       (80,313)                                                               (58)

Issuance of Common Stock  .                 53,600     7,905,539                                                          7,959,139

Purchase and retirement
  of preferred stock  . . .    (811,892)                                                                                   (811,892)
                               --------   --------   -----------   -----------   ---------   ----------   -----------   -----------

Balance at
  December 31, 1993 . . . .         -0-    173,982    13,031,807    10,259,089         -0-          -0-           -0-    23,464,878

Effect of Adopting
  SFAS 115  . . . . . . . .                                                                                   783,670       783,670

Net Income - 1994   . . . .                                          2,687,954                                            2,687,954

Issuance of Common Stock  .                  6,400       951,203                                                            957,603

Recognition of Unreleased
  ESOP shares at
  January 1, 1994 . . . . .                                                     (1,200,000)                              (1,200,000)

Release of ESOP shares
  during year ended
  December 31, 1994   . . .                                                        171,360                                  171,360

Net Change in Unrealized Gains
   (Losses) on Securities .                                                                                (1,442,761)   (1,442,761)

Acquisition of
  Treasury Stock  . . . . .                                                                  (2,899,460)                 (2,899,460)
                               --------   --------   -----------   -----------   ---------   ----------   -----------   -----------

BALANCE AT
DECEMBER 31, 1994   . . . .         -0-    180,382    13,983,010    12,947,043  (1,028,640)  (2,899,460)     (659,091)   22,523,244

NET INCOME - 1995   . . . .                                          2,704,798                                            2,704,798

CASH DIVIDENDS:COMMON   . .                                           (809,630)                                            (809,630)

ISSUANCE OF COMMON STOCK  .                  4,545       838,292                                                            842,837

RELEASE OF ESOP SHARES
  DURING YEAR ENDED
  DECEMBER 31, 1995   . . .                                                        171,360                                  171,360

PLEDGING OF ADDITIONAL ESOP
  SHARES DURING YEAR ENDED
  DECEMBER 31, 1995   . . .                                                       (137,918)                                (137,918)

NET CHANGE IN UNREALIZED GAINS
  (LOSSES) ON SECURITIES  .                                                                                 1,404,978     1,404,978

RESALE OF TREASURY STOCK  .
                                                                      (579,892)               2,899,460                   2,319,568
                               --------   --------   -----------   -----------   ---------   ----------   -----------   -----------
BALANCE AT
  DECEMBER 31, 1995   . . .    $    -0-   $184,927   $14,821,302   $14,262,319   $(995,198)  $      -0-   $   745,887   $29,019,237
                               ========   ========   ===========   ===========   =========   ==========   ===========   ===========


                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                            Years Ended December 31,
                                                                 ----------------------------------------------
                                                                     1995             1994             1993
                                                                 ------------     ------------     ------------
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .    $  2,704,798     $  2,687,954     $  2,572,366
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses  . . . . . . . . . . . . . . .       1,087,749          638,228          417,500
     Provision for depreciation and amortization  . . . . . .         934,772          747,268          553,623
     Amortization of investment security
      premiums and accretion of discounts   . . . . . . . . .        (121,753)        (194,964)         (45,304)
     Deferred tax expense (benefit) . . . . . . . . . . . . .        (441,035)          38,024              -0-
     Realized investment security gains . . . . . . . . . . .        (265,939)         (20,694)        (470,738)
     Loss (gain) on sale of premises and equipment  . . . . .          (5,269)          28,579              -0-
     Increase in accrued interest receivable  . . . . . . . .        (795,751)        (585,697)         (94,302)
     Increase (decrease) in accrued interest payable  . . . .         678,198          336,560          (57,890)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .         (54,317)        (955,304)         736,542
                                                                 ------------     ------------     ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . . .       3,721,453        2,719,954        3,611,797
                                                                 ------------     ------------     ------------

INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale  . . .       8,246,865       19,809,531        7,734,857
  Proceeds from maturity of securities available for sale . .       2,081,237        3,975,895              -0-
  Proceeds from maturity of securities held to maturity . . .      14,381,805       29,080,007       15,405,302
  Purchase of securities available for sale . . . . . . . . .     (15,386,069)      (6,007,844)             -0-
  Purchase of securities held to maturity . . . . . . . . . .     (14,197,937)     (27,893,363)     (45,979,670)
  Net (increase) decrease in interest-bearing
   deposits with other banks  . . . . . . . . . . . . . . . .         201,535         (173,773)      (1,209,407)
  Net increase in loans to customers  . . . . . . . . . . . .     (31,205,039)     (55,207,261)     (16,318,491)
  Proceeds from sale of premises and equipment  . . . . . . .          79,223          296,741              -0-
  Capital expenditures  . . . . . . . . . . . . . . . . . . .      (3,047,780)      (4,476,926)        (981,069)
  Net proceeds from sale of other real estate . . . . . . . .          47,292           86,537              -0-
                                                                 ------------     ------------     ------------
         NET CASH USED IN INVESTING ACTIVITIES  . . . . . . .     (38,798,868)     (40,510,456)     (41,348,478)
                                                                 ------------     ------------     ------------

FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
   and savings accounts   . . . . . . . . . . . . . . . . . .       2,466,443       13,167,552       25,150,383
  Net increase in certificates of deposit . . . . . . . . . .      54,270,341       22,474,665        4,308,275
  Net increase (decrease) in short-term borrowings  . . . . .        (462,860)         194,292           66,436
  Proceeds from long-term debt  . . . . . . . . . . . . . . .             -0-              -0-        4,041,667
  Repayment of long-term debt . . . . . . . . . . . . . . . .        (759,638)        (707,354)      (1,395,432)
  Issuance of common stock  . . . . . . . . . . . . . . . . .         842,837          957,603        7,959,081
  Redemption of preferred stock . . . . . . . . . . . . . . .             -0-              -0-         (811,892)
  Sale (purchase) of treasury stock . . . . . . . . . . . . .       2,319,568         (899,460)             -0-
  Cash dividends  . . . . . . . . . . . . . . . . . . . . . .        (809,630)             -0-          (65,008)
                                                                 ------------     ------------     ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . .      57,867,061       35,187,298       39,253,510
                                                                 ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents  . . . .      22,789,646       (2,603,204)       1,516,829

Cash and cash equivalents at beginning of year  . . . . . . .      13,648,601       16,251,805       14,734,976
                                                                 ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . .    $ 36,438,247     $ 13,648,601     $ 16,251,805
                                                                 ============     ============     ============

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


                                                                            Years Ended December 31,
                                                                ---------------------------------------------
                                                                     1995            1994            1993
                                                                ------------     -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest   . . . . . . . . . . . . . . . . . . . . . . . .   $ 13,072,746     $ 9,170,767      $ 8,066,426
   Income taxes   . . . . . . . . . . . . . . . . . . . . . .        956,723       1,235,165          932,064


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Other real estate of $387,958, $350,553 and $330,416 was acquired in 1995, 1994 and 1993, respectively, through foreclosure.

  Long-term debt was increased and equity was decreased $1,200,000 on January 1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. Upon the pledging of additional shares to obtain additional ESOP debt of $137,918 on October 2, 1995, long-term debt was increased and equity was decreased again. The debt was reduced and shares were released by $171,360 during each of the years ended December 31, 1995 and 1994 as a result of payments made by the Company's ESOP.

  Investment securities of $40,504,243 and $39,742,884 were transferred during 1995 and 1994, respectively, to securities available for sale in accordance with the provisions of SFAS 115.

  During 1994, treasury stock in the amount of $2,899,460 was acquired for cash and the assumption of a $2,000,000 subordinated capital installment note. All of the treasury stock was re-issued during 1995.





                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly owned subsidiaries (the "Company"), Community Bank (Alabama), Community Bank (Tennessee), Community Appraisals, Inc. and Community Insurance Corp. collectively, the "Bank". All significant intercompany balances and transactions have been eliminated. Investments in subsidiaries are carried at the parent company's equity in the underlying net assets.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowances based on their judgements about information available to them at the time of their examination.

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

The Company and its subsidiaries have no trading securities. Effective December 1, 1995, the Company reclassified all of its investments in securities as securities available for sale.

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

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the loan is impaired. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

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

Earnings Per Common Share: Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding.

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

The Company also has available as a source of short-term financing the purchase of federal funds from another commercial bank from an available line of up to $7,000,000.

Debt Cancellation Contracts: The Company began issuing debt cancellation contracts on certain of its loan customers as of October 1, 1995. The contract represents an agreement by the Company to cancel the debt of the borrower upon said borrower's death. Contracts may not be written on loans in excess of $15,000 per borrower. The Company charges fees equivalent to that authorized by the state banking authorities, and, after the establishment of an original reserve account of $150,000, sets aside 30% of all realized fees as a reserve for potential claims. The reserve for debt cancellation contracts totaled $183,984 at December 31, 1995.

Cash Flow Information: For purposes of the statements of cash flows, the Company considers cash, due from banks and federal funds sold as cash and cash equivalents.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Effect of New Financial Accounting Standards: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, became effective January 1, 1995 and requires that impaired loans that are within the scope of this Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent.

The adoption of SFAS No. 114 did not have a material effect on financial position and results of operations.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The subsidiary banks are required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. The average amount of those reserves required at December 31, 1995 was approximately $3,784,000.

NOTE 3 - INVESTMENT SECURITIES

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. This pronouncement requires that all investments in debt securities be classified as either HELD TO MATURITY SECURITIES, which are reported at amortized cost; TRADING SECURITIES, which are reported at fair value, with unrealized gains and losses included in earnings; or AVAILABLE FOR SALE SECURITIES, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (net of deferred tax effect).

The Company has no trading securities. During 1995, the Financial Accounting Standards Board issued a report clarifying several provisions of SFAS 115. The report authorized entities to "reassess the appropriateness of the classifications of all securities" that were held when the current rule took effect, without risking the classification of other securities, for a limited period of time from November 15, 1995 to December 31, 1995. Effective December 1, 1995, the Company transferred all securities from its held to maturity category to its available for sale category, a change affecting securities with a total amortized cost of $40,504,243 and a fair value at the time of the transfer of $40,470,589.

At December 31, 1995, the Company's available-for-sale securities reflected net unrealized gains of $1,243,146, which resulted in an increase in stockholders' equity of $ 745,887, net of deferred tax expense, as opposed to net unrealized losses of $1,098,484 and a resultant decrease in stockholders' equity of $659,091, net of deferred tax benefit, at December 31, 1994. Had SFAS 115 been in effect at December 31, 1993, the investment securities would have reflected $1,306,116 of net unrealized gains in available for sale securities, with an increase to stockholders' equity, net of deferred tax liability, of $783,670.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



NOTE 3 - INVESTMENT SECURITIES - CONTINUED

The carrying amounts of investment securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at December 31, 1995 and 1994 are presented below.


                                                                      Gross           Gross         Estimated
                                                     Amortized     Unrealized       Unrealized        Fair
                                                        Cost          Gains           Losses          Value
                                                   -------------   ------------   -------------   -------------
AS OF DECEMBER 31, 1995:
-----------------------

SECURITIES AVAILABLE FOR SALE:

U. S. GOVERNMENT AND AGENCY SECURITIES  . . . .    $  30,330,431   $    249,053   $     148,640   $ 30,430,844

STATE AND MUNICIPAL SECURITIES  . . . . . . . .       15,932,988        778,266              53     16,711,201

MORTGAGE-BACKED SECURITIES  . . . . . . . . . .       22,483,297        385,876          21,356     22,847,817
                                                   -------------   ------------   -------------   ------------

                                                   $  68,746,716   $  1,413,195   $     170,049   $ 69,989,862
                                                   =============   ============   =============   ============

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
                                                   =============   ============   =============   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 3 - INVESTMENT SECURITIES - CONTINUED

The contractual maturities of securities held to maturity and securities available for sale at December 31, 1995 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                    Estimated
                                                                                    Amortized         Fair
                                                                                      Cost            Value
                                                                                  -------------   -------------
AS OF DECEMBER 31, 1995:
-----------------------

SECURITIES AVAILABLE FOR SALE:
DUE IN ONE YEAR OR LESS . . . . . . . . . . . . . . . . . . . . . . . .           $   3,391,284   $   3,401,344
DUE AFTER ONE YEAR THROUGH FIVE YEARS . . . . . . . . . . . . . . . . .              22,669,448      22,785,335
DUE AFTER FIVE YEARS THROUGH TEN YEARS  . . . . . . . . . . . . . . . .              12,323,749      12,719,591
DUE AFTER TEN YEARS . . . . . . . . . . . . . . . . . . . . . . . . . .              30,362,235      31,083,592
                                                                                  -------------   -------------

                                                                                  $  68,746,716   $  69,989,862
                                                                                  =============   =============

Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses on investments in debt securities available for sale for each of the three years in the period ended December 31, 1995 were as follows:

                                                                      1995            1994             1993
                                                                 -------------    ------------    -------------
  Gross realized gains  . . . . . . . . . . . . . . . . .        $     299,263    $    207,639    $     470,738
  Gross realized losses . . . . . . . . . . . . . . . . .               33,324         186,945              -0-


The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $57,195,000 and $47,219,000 at December 31, 1995 and 1994, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 4 - LOANS

The subsidiary banks grant loans to customers primarily in North Central Alabama and South Central Tennessee.

The major classifications of loans as of December 31, 1995 and 1994 were as follows:

                                                                                      1995             1994
                                                                                 --------------   --------------
Commercial, financial and agricultural  . . . . . . . . . . . . . . . . . .      $   44,686,373   $  46,892,157
Real estate - construction  . . . . . . . . . . . . . . . . . . . . . . . .           5,624,260       3,972,582
Real estate - mortgage  . . . . . . . . . . . . . . . . . . . . . . . . . .         116,289,049     103,193,969
Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          73,478,703      58,050,689
                                                                                 --------------   -------------
                                                                                    240,078,385     212,109,397
Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,237,612       5,681,403
Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . . .           2,208,798       1,547,834
                                                                                 --------------   -------------

Net loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  235,631,975   $ 204,880,160
                                                                                 ==============   =============

As of December 31, 1995, there were no loans which the Bank had specifically classified as impaired. Other nonaccrual loans at December 31, 1995 and 1994 amounted to approximately $491,000 and $422,000, respectively. For the year ended December 31, 1995 and 1994 the difference between gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

The Bank has no commitments to loan additional funds to the borrowers of nonaccrual loans.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the three years in the period ended December 31, 1995 were as follows:

                                                                      1995            1994             1993
                                                                 -------------    ------------    -------------
Balance at beginning of year  . . . . . . . . . . . . . . . .    $   1,547,834    $  1,254,843      $ 1,062,280

Charge-offs . . . . . . . . . . . . . . . . . . . . . . . . .         (508,669)       (410,226)        (295,954)
Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . .           81,884          64,989           71,017
                                                                 -------------    ------------      -----------
  Net charge-offs . . . . . . . . . . . . . . . . . . . . . .         (426,785)       (345,237)        (224,937)

Provision for loan losses . . . . . . . . . . . . . . . . . .        1,087,749         638,228          417,500
                                                                 -------------    ------------      -----------

Balance at end of year  . . . . . . . . . . . . . . . . . . .    $   2,208,798    $  1,547,834      $ 1,254,843
                                                                 =============    ============      ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 1995 and 1994 is as follows:

                                                                                      1995              1994
                                                                                  ------------      ------------
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,596,007      $  1,350,670
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,350,603         6,696,789
Furniture and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,154,110         4,318,222
Automobiles . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          832,130           756,798
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . .          434,445           407,913
                                                                                  ------------      ------------
                                                                                    16,367,295        13,530,392
Less allowance for depreciation . . . . . . . . . . . . . . . . . . . . . . .        3,842,750         3,147,028
                                                                                  ------------      ------------

                                                                                  $ 12,524,545      $ 10,383,364
                                                                                  ============      ============

The provisions for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 1995, 1994 and 1993 were $811,339, $620,505 and $469,441, respectively.


NOTE 7 - DEPOSITS

The major classifications of deposits as of December 31, 1995 and 1994 were as follows:

                                                                                       1995            1994
                                                                                 -------------    -------------
Noninterest-bearing demand  . . . . . . . . . . . . . . . . . . . . . . . .      $  41,187,667    $  29,515,704
Interest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . . . .         48,635,856       48,551,826
Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         43,426,018       43,315,233
Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        126,426,783       96,267,270
Certificates of deposit of $100,000 or more . . . . . . . . . . . . . . . .         45,194,938       31,207,528
Time deposits open  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,278,083       14,555,000
                                                                                 -------------    -------------

                                                                                 $ 320,149,345    $ 263,412,561
                                                                                 =============    =============

The maturities of time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1995 are as follows:

                                                                      TIME            OTHER
                                                                  CERTIFICATES         TIME
                                                                   OF DEPOSIT        DEPOSITS         TOTAL
                                                                 -------------    ------------    -------------
Three months or less  . . . . . . . . . . . . . . . . . . . .    $   5,368,337   $  15,278,083    $ 20,646,420
Over three through six months . . . . . . . . . . . . . . . .        7,909,546             -0-       7,909,546
Over six through twelve months  . . . . . . . . . . . . . . .       11,163,385             -0-      11,163,385
Over twelve months  . . . . . . . . . . . . . . . . . . . . .       20,753,670             -0-      20,753,670
                                                                 -------------   -------------    ------------

                                                                 $  45,194,938   $  15,278,083    $ 60,473,021
                                                                 =============   =============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 8 - LONG TERM DEBT

At December 31, 1995 and 1994, the Company had notes payable totaling $7,919,873, and $8,712,953, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At December 31, 1995 and 1994, the amounts outstanding were 4,980,512 and $5,692,014, respectively, due December 17, 2002, bearing interest at a floating prime, collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $58,681 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993 the Company's ESOP (Note 16) borrowed $1,200,000 for the acquisition of Company common stock. On October 2, 1995, the $885,840 balance remaining on this debt was refinanced and is due December 2, 2000, bearing interest at a floating rate, collateralized by the shares of the Company's common stock purchased by the ESOP. The Company has guaranteed this debt; accounting and reporting guidelines mandate that the debt be recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. Principal payments of $14,280 are due monthly, at which time the lender releases a proportionate amount of the stock held as collateral to the ESOP for allocation to its participants. The outstanding balance of this note was $857,280 at December 31, 1995.

Also on October 2, 1995, the ESOP purchased 7,455 additional shares of the Company's stock with $137,918 borrowed from a regional bank. This note is payable on or before March 1, 1996, is accruing interest at a floating rate, and is collateralized by the 7,455 shares of stock acquired with its proceeds. Also guaranteed by the Company, it too is recognized on the Company's statement of condition, with an offsetting charge against equity.

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,944,163 at December 31, 1995.

Maturities of long-term debt following December 31, 1995 are as follows:

                 1996 . . . . . . . . . .      $   1,065,060
                 1997 . . . . . . . . . .            930,874
                 1998 . . . . . . . . . .            934,875
                 1999 . . . . . . . . . .            939,165
                 2000 . . . . . . . . . .            944,245
                 Thereafter . . . . . . .          3,105,654
                                               -------------

                                               $   7,919,873
                                               =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 9 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                                             Years Ended December 31,
                                                                -----------------------------------------------
                                                                     1995             1994             1993
                                                                -------------    -------------    -------------
  Amortization of intangibles . . . . . . . . . . . . . . .     $     123,432    $     126,764    $      84,182
  Advertising . . . . . . . . . . . . . . . . . . . . . . .           197,208          249,514          238,966
  Insurance . . . . . . . . . . . . . . . . . . . . . . . .           494,703          725,383          506,578
  Professional fees . . . . . . . . . . . . . . . . . . . .           247,034          218,426          222,247
  Supplies  . . . . . . . . . . . . . . . . . . . . . . . .           379,607          213,208          223,375
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         1,409,538        1,128,501        1,093,833
                                                                -------------    -------------    -------------

                                                                $   2,851,522    $   2,661,796    $   2,369,181
                                                                =============    =============    =============

NOTE 10 - INCOME TAXES

Federal and state income taxes receivable and (payable) as of December 31, 1995 and 1994 included in other assets and other liabilities, respectively, were as follows:

                                                                                      1995             1994
                                                                                  ------------    -------------
               Current
                 Federal  . . . . . . . . . . . . . . . . . . . . . . . . .       $    249,480    $     382,128
                                                                                  ============    =============

                 State  . . . . . . . . . . . . . . . . . . . . . . . . . .       $    (81,817)   $    (106,288)
                                                                                  ============    =============

The components of the net deferred income tax asset and (liability) included in other assets and other liabilities, respectively, are as follows:

  Deferred tax asset:
   Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    866,592    $     938,800
   State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            138,127          151,105
                                                                                  ------------    -------------
     Total gross deferred income tax asset  . . . . . . . . . . . . . . . .          1,004,719        1,089,905
     Less valuation allowance . . . . . . . . . . . . . . . . . . . . . . .                -0-         (172,045)
                                                                                  ------------    -------------
                                                                                     1,004,719          917,860
                                                                                  ------------    -------------
  Deferred tax liability:
   Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (889,014)        (385,233)
   State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (147,108)         (68,413)
                                                                                  ------------    -------------
                                                                                    (1,036,122)        (453,646)
                                                                                  ------------    -------------

  Net deferred income tax asset (liability) . . . . . . . . . . . . . . . .       $    (31,403)   $     464,214
                                                                                  ============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 10 - INCOME TAXES - CONTINUED

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                      1995              1994
                                                                                  ------------     ------------
  Alternative minimum tax credit carryover  . . . . . . . . . . . . . . . .       $     29,293     $     77,978
  Net unrealized gains (losses) on securities
   available for sale   . . . . . . . . . . . . . . . . . . . . . . . . . .           (497,258)         439,394
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (511,835)        (439,350)
  Pension expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            139,263          101,197
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . .            666,057          444,473
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            143,077           12,567
                                                                                  ------------     ------------
                                                                                       (31,403)         636,259
  Less valuation allowance  . . . . . . . . . . . . . . . . . . . . . . . .                -0-         (172,045)
                                                                                  ------------     ------------

                                                                                  $    (31,403)    $    464,214
                                                                                  ============     ============

The net changes in the total valuation allowance for the years ended December 31, 1995 and 1994 were $172,045 and $89,979, respectively.

The components of income tax expense for each of the years ended December 31, 1995, 1994 and 1993 were:

                                             1995                          1994                             1993
                                 ---------------------------     -------------------------       --------------------------
                                    CURRENT        DEFERRED        Current       Deferred          Current        Deferred
                                 -----------    ------------     ------------   ----------       -----------    -----------
Federal . . . . . . . .           $ 739,420      $ (366,403)      $ 769,490     $ 29,000          $ 719,640      $     -0-
State . . . . . . . . .             132,612         (74,632)        106,288        9,024            145,598            -0-
                                  ---------      ----------       ---------     --------          ---------      ---------
                                  $ 872,032      $ (441,035)      $ 875,778     $ 38,024          $ 865,238      $     -0-
                                  =========      ==========       =========     ========          =========      =========

The principal sources of temporary differences resulting in deferred income taxes included in the accompanying consolidated statements of income and the tax effect of each are as follows:

                                                       1995            1994           1993
                                                   -----------      ---------     -----------
   Depreciation   . . . . . . . . . . . .           $   72,485       $ 80,025      $  157,140
   Provision for loan losses  . . . . . .             (221,584)       (89,979)       (218,280)
   Pension expense  . . . . . . . . . . .              (38,066)          (144)        (49,406)
   Alternative minimum
     tax credit   . . . . . . . . . . . .               48,685        (77,978)            -0-
   Change in valuation
     allowance  . . . . . . . . . . . . .             (172,045)        89,979          82,066
   Other  . . . . . . . . . . . . . . . .             (130,510)        36,121          28,480
                                                    ----------       --------      ----------

                                                    $ (441,035)      $ 38,024      $      -0-
                                                    ==========       ========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 10 - INCOME TAXES - CONTINUED

Tax effects of securities transactions resulted in an increase in income taxes for 1995, 1994 and 1993 of $106,376, $8,278 and $188,295, respectively.

The following is a reconciliation of the difference in the effective tax rate and the federal statutory rate:

                                                                            Years Ended December 31,
                                                                 ----------------------------------------------
                                                                      1995            1994             1993
                                                                 -------------    ------------    -------------
  Statutory federal income tax rates  . . . . . . . . . . .               34.0%           34.0%            34.0%
  Effect on rate of:
   Tax-exempt securities  . . . . . . . . . . . . . . . . .              (12.3)          (10.7)            (9.5)
   Tax-exempt loan income   . . . . . . . . . . . . . . . .               (3.4)           (5.3)            (4.4)
   State income tax, net of federal tax benefit   . . . . .                2.5             1.9              2.8
   Bad debt expense limitation  . . . . . . . . . . . . . .                - -             2.1              2.0
   Reduction of valuation reserve   . . . . . . . . . . . .               (4.6)            - -              - -
   Interest expense disallowance  . . . . . . . . . . . . .                1.6             1.2              1.0
   Donation of appreciated fixed asset  . . . . . . . . . .               (3.2)            - -              - -
   Other items  . . . . . . . . . . . . . . . . . . . . . .               (0.9)            2.2              (.7)
                                                                 -------------    ------------    -------------

  Effective income tax rate . . . . . . . . . . . . . . . .               13.7%           25.4%            25.2%
                                                                 =============    ============    =============


NOTE 11 - PRIOR PERIOD ADJUSTMENT

A prior period adjustment was recorded during 1995 to correct an error made in the calculation of income taxes for the year ended December 31, 1994. Community Bank (Tennessee) was denied eligibility for an historic rehabilitation tax credit which resulted in an increase of income tax expense for the year ended December 31, 1994 of $129,092, and a decrease in net earnings of the same amount. Earnings per share were reduced from $1.67, as originally reported, to $1.60.

NOTE 12 - SHAREHOLDERS' EQUITY

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 12 - SHAREHOLDERS' EQUITY - CONTINUED

On October 4, 1994, the Company purchased 115,978 shares of Common Stock, including 7,144.384 shares vested under the ESOP, from Jeffrey K. Cornelius, a former director and officer of the Company, at a price per share of approximately $25. The Company paid Mr. Cornelius $899,460 in cash and issued to him a subordinated promissory note in the original amount of $2,000,000. Such note bears interest on the outstanding principal amount at a rate of 7.0% per annum, is payable in 240 equal monthly installments of principal and interest, and may be repaid in whole or in part at any time without penalty. In addition, the Company conveyed to Mr. Cornelius a 1994 automobile valued at approximately $25,200, free of any liens or encumbrances, and a life insurance policy, which had no cash surrender value, in the amount of $100,000, the premiums for which were thereafter assumed by Mr. Cornelius. The price per share paid to Mr. Cornelius by the Company exceeded $18.50 per share, the valuation provided to the Company at December 31, 1994 from an independent appraisal for the purposes of shares held by the ESOP, and $18.00 per share, the next highest trading price per share reported to the Company during 1994. The $18.50 per share valuation was expressly limited by the independent appraiser for purposes of valuing the Common Stock to be utilized for the ESOP. The shares purchased from Mr. Cornelius are being offered hereby at a price per share of $20.00, which is $5 per share less than the amount paid by the Company to Mr. Cornelius for such shares.

Management believes that the price per share paid by the Company for Mr. Cornelius' shares represented the fair value of such shares at the date of the purchase. The 115,978.384 shares of Common Stock acquired by the Company from Mr. Cornelius comprised approximately 6.68% of the outstanding shares of Common Stock, which represented the third largest block of Common Stock outstanding. Management determined that the acquisition of such block of shares by a person with a view toward exerting control or substantial influence with respect to the management, policies and operations of the Company could have proved detrimental to the efficiency and profitability of the Company and, therefore, was not in the best interests of the shareholders of the Company. In addition, management determined that Mr. Cornelius would likely have attempted to sell his shares of Common Stock to persons in the Company's market area, and that such an attempt by Mr. Cornelius, who had a long and prominent association with the Company, may have negatively impacted the Company's financial condition and results of operations. There is no active trading market for the Common Stock, and, accordingly, there is a limited amount of information available regarding the market value of the Common Stock. No other trades of Common Stock were reported to the Company during the fourth quarter of 1994. Management did not obtain any independent advice, appraisal or other evidence to evaluate whether the price per share paid to Mr. Cornelius was economically justified. Such purchase price was determined based upon management's subjective determination of the fair value of such shares. Management was not aware of other bona fide offers to purchase Mr. Cornelius' shares of Common Stock.

In January of 1995, the Board of Directors of the Company declared a dividend of $.50 per share to shareholders of record as of January 15, 1995, and another dividend of $.50 per share was declared in January of 1996 to shareholders of record as of January 12, 1996. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and to regulatory restrictions. (See Notes 8 and 17).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 12 - SHAREHOLDERS' EQUITY - CONTINUED

Also on January 9, 1995, the Board of Directors passed a resolution authorizing the preparation of a Registration Statement for the proposed sale of 312,161 shares of the Company's $.10 par value common stock, consisting of the Company's 115,978 shares of treasury stock and 196,183 newly issued shares. As of December 31, 1995, $3,162,405 of additional capital had been generated by the sale. If the stock sale is fully subscribed, it would create approximately $3,000,000 of additional capital for the Company in 1996.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not been required to perform on any financial guarantees nor has it incurred any losses on its commitments in either 1995 or 1994. Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1995 and 1994, the Company has issued standby letters of credit of approximately $599,000 and $642,000, respectively.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan Commitments: As of December 31, 1995 and 1994, the Company had commitments outstanding to extend credit totaling approximately $5,118,000 and $4,191,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 14 - CONCENTRATIONS OF CREDIT

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. Investments in state and municipal securities also involve governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in Note 4. The commitments to extend credit relate primarily to consumer cash lines which represented approximately $2,827,000 and $2,395,000 of the unused commitment balances at December 31, 1995 and 1994. All remaining commitments consist primarily of unused real estate draw lines.

The Company maintains its cash accounts at various commercial banks in Alabama. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $3,337,127 and $4,169,956, at December 31, 1995 and 1994, respectively.



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 15 - PENSION PLAN - CONTINUED

Effective January 1, 1995, the Company established a nonqualified benefit plan called the Community Bancshares Benefit Restoration Plan, the purpose of which is to provide the amount of the benefit which would otherwise be paid under the Company's pension plan but which cannot be paid under that plan due to the limitations imposed by the Internal revenue Code of 1987. The costs of this plan are included with those of the regular pension plan in the schedules below.

Net pension cost for 1995, 1994 and 1993 is composed of the following:


                                                                      1995                  1994                1993
                                                                 ------------          ------------        ------------
  Service . . . . . . . . . . . . . . . . . . . . . . . . .      $    275,078          $    222,624        $    193,714
  Interest cost on projected benefit obligations  . . . . .           240,496               187,062             166,793
  Actual return on assets . . . . . . . . . . . . . . . . .          (276,487)               (9,652)           (134,727)
  Net amortization and deferral . . . . . . . . . . . . . .           129,395              (160,235)            (15,291)
                                                                 ------------          ------------        ------------

   Net periodic pension cost  . . . . . . . . . . . . . . .      $    368,482          $    239,799        $    210,489
                                                                 ============          ============        ============

The following table sets forth the funding status of the plan and the amount recognized in the Company's consolidated statements of financial condition at December 31:

                                                                                       1995              1994
                                                                                    ----------        ----------
  Actuarial present value of benefit obligations:
   Vested   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $2,194,125        $1,923,605
   Nonvested  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          136,714            35,989
                                                                                    ----------        ----------

  Accumulated benefit obligation  . . . . . . . . . . . . . . . . . . . . . .       $2,330,839        $1,959,594
                                                                                    ==========        ==========

  Actuarial present value of projected benefit obligation . . . . . . . . . .       $3,487,863        $2,728,056
  Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . .        2,650,676         2,217,143
                                                                                    ----------        ----------
   Projected benefit obligation in excess of plan assets  . . . . . . . . . .         (837,187)         (510,913)
  Unamortized net assets at transition  . . . . . . . . . . . . . . . . . . .         (105,068)         (121,947)
  Unrecognized net loss (gain)  . . . . . . . . . . . . . . . . . . . . . . .           (1,122)          103,358
  Prior service cost not yet recognized in net periodic pension cost  . . . .          455,412           159,230
                                                                                    ----------        ----------
  Non-current pension liability . . . . . . . . . . . . . . . . . . . . . . .       $ (487,965)       $ (370,272)
                                                                                    ==========        ==========


The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligations were eight percent and six percent, respectively, for 1995 and 1994. The assumed long-term rate of return on plan assets in 1995 and 1994 was eight percent.

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

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. This note was refinanced on October 2, 1995. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. Also on October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. Both notes are guaranteed by the Company. As of December 31, 1995, there were 64,607 unreleased shares with a fair value of approximately $1,290,000. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtness of its sponsored ESOP on its financial statement and reduce its stockholder's equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($83,947 in 1995) is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At December 31, 1995, the Company's financial statements reflect long term and a corresponding contra-equity account, as a result of the ESOP debt, of $995,198.

Company contributions to the ESOP amounted to $254,687, $276,991 and $236,312, for 1995, 1994 and 1993, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 17 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends paid by Community Bank (Alabama) are the primary source of funds available to the Company for debt repayment, payment of dividends to its stockholders and other needs. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Superintendent of Banks is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. At December 31, 1995, Community Bank (Alabama) could have declared dividends of $6,760,949 without approval of regulatory authorities.


NOTE 18 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the subsidiary bank during 1995 and 1994. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 1995 and 1994, amounted to $9,625,231 and $6,364,448, respectively. An analysis of activity during 1995 in loans to related parties resulted in additions of $6,503,097 representing new loans, reductions of $3,807,520, representing payments, and an increase of $565,206 representing a change in the composition of related parties.

Leases: Community Bank (Alabama) had lease agreements which expired in August 1995 with Com-Pac, a partnership composed of Kennon R. Patterson, Sr.and Bishop
K. Walker, Jr., both of whom are directors and officers of the Company, for the lease of land and banking facilities. Lease expense on these properties amounted to $85,968, $143,352 and $142,552 for the years ended December 31, 1995, 1994 and 1993, respectively. Upon termination of the lease agreements, Community Bank (Alabama) purchased the properties at the expiration of the leases for a total of $1,093,106.

Maintenance Contract: Community Bank (Alabama) has a service contract with Royal Acres, a partnership composed of Kennon R. Patterson, Sr. and Bishop K. Walker, Jr., both of whom are directors and officers of the Company, for the upkeep and maintenance of the external grounds of the Bank's seventeen locations. Maintenance expense under this contract amounted to $80,347 for the year ended December 31, 1995, a monthly average of $394 per location. This expense was $60,000 for the each of the years ended December 31, 1994 and 1993.

Interior Design: Community Bank (Alabama) and Community Bank (Tennessee) paid Heritage Interiors, a decorating and design firm owned and operated by the wife of Kennon R. Patterson, Sr., a director and officer of the Company, for the interior design, furniture, appliances, fixtures, carpets, wallcoverings, drapes, and accessories for Community Bank (Alabama) new bank facilities at Elkmont and Snead; appraisal and marketing offices at Snead; headquarters annex and other facilities and Community Bank (Tennessee) banking facilities at Pulaski (Downtown) and Pulaski (West College) totalling $203,649 in 1995. Payments for similar services totaled $236,649 in 1994.

The purchases were made at a cost more favorable than could be obtained from unrelated parties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 19 - LEASES

The Company has a number of operating lease agreements, involving land and buildings. These leases are noncancellable and expire on various dates through the year 2006. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. Options to purchase are also included in some leases. For the years ended December 31, 1995, 1994 and 1993, rental expense for operating leases was approximately $160,588, $232,122, and $199,135, respectively.

Future minimum lease payments for all leases at December 31, 1995 are as follows:


                                                                  OPERATING
                                                                -------------
                 Years Ending December 31,
                 1996 . . . . . . . . . . . . . . . . . .       $     49,665
                 1997 . . . . . . . . . . . . . . . . . .             40,100
                 1998 . . . . . . . . . . . . . . . . . .             28,100
                 1999 . . . . . . . . . . . . . . . . . .             16,438
                 2000 . . . . . . . . . . . . . . . . . .             17,450
                 Thereafter . . . . . . . . . . . . . . .             59,613
                                                                ------------

                 Total minimum lease payments . . . . . .       $    211,366
                                                                ============


NOTE 20 - BUSINESS COMBINATIONS

On November 15, 1993, the Company capitalized a new Tennessee bank subsidiary in Pulaski, Tennessee and commenced operations. The new subsidiary bank, Community Bank (Tennessee), was capitalized with $3,500,000 and is wholly owned by the Company. All of the Tennessee bank's stock is pledged as security against a note agreement. (See Note 8)

On January 12, 1996, Community Bank (Alabama) opened a branch bank in Haleyville, Alabama as a result of the acquisition of certain assets and the assumption of certain liabilities from Compass Bank. The Bank assumed liabilities of $31.3 million in exchange for assets of $12.4 million, a premium of $2.2 million, and cash of $16.7 million. Community Bank (Alabama) has executed a definitive agreement with Compass Bank for a similar acquisition of approximately $11 million in Uniontown, Alabama. The second transaction should be consummated in the first half of 1996.

In late 1995, the Company incorporated 1st Community Credit Corporation as a subsidiary of Community Bank (Alabama). This subsidiary, not yet active as of December 31, 1995, was created for the purpose of establishing finance offices in selected north Alabama and south central Tennessee communities. Its first office is expected to be established in the first half of 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994 are as follows:


                                                               1995                       1994
                                                 ---------------------------     -----------------------------
                                                 Carrying           Fair           Carrying          Fair
                                                  Amount           Value            Amount           Value
                                                ------------    ------------     ------------     ------------
                                                         (in Thousands)                  (in Thousands)
  FINANCIAL ASSETS:
   Cash and short-term investments  . . .       $     38,350    $     38,350     $     15,762     $     15,762
   Investment securities  . . . . . . . .             69,990          69,990           62,386           60,285
   Loans  . . . . . . . . . . . . . . . .            237,841                          206,428
   Less: allowance for losses   . . . . .              2,209                            1,548
                                                ------------                     ------------
   Net Loans  . . . . . . . . . . . . . .            235,632         237,816          204,880          200,936
                                                ------------    ------------     ------------          -------
   TOTAL FINANCIAL ASSETS   . . . . . . .       $    343,972    $    346,156     $    283,028     $    276,983
                                                ============    ============     ============     ============

  FINANCIAL LIABILITIES:
   Deposits   . . . . . . . . . . . . . .       $    320,150    $    321,422     $    263,413     $    262,658
   Short-term borrowings  . . . . . . . .              2,009           2,009            2,044            2,044
   Long-term debt   . . . . . . . . . . .              7,920           9,521            8,713            9,087
                                                ------------    ------------     ------------        ---------

   TOTAL FINANCIAL LIABILITIES  . . . . .       $    330,079    $    332,952     $    274,170      $   273,789
                                                ============    ============     ============      ===========

  UNRECOGNIZED FINANCIAL INSTRUMENTS:
   Commitments to extend credit   . . . .       $      5,118    $      5,118     $      4,191      $     4,191
   Standby letters of credit  . . . . . .                599             599              642              642
                                                ------------    ------------     ------------      -----------
   TOTAL UNRECOGNIZED
     FINANCIAL INSTRUMENTS  . . . . . . .       $      5,717    $      5,717     $      4,833      $     4,833
                                                ============    ============     ============      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 22 - CONDENSED PARENT COMPANY INFORMATION



STATEMENTS OF FINANCIAL CONDITION

                                                                                          December 31,
                                                                                -------------------------------

                                                                                      1995             1994
                                                                                --------------   --------------
  ASSETS
   Cash and due from banks  . . . . . . . . . . . . . . . . . . . . . . . . .   $    3,302,073   $    3,202,932
   Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,996,517        2,993,782
   Interest-bearing deposits with other banks   . . . . . . . . . . . . . . .          193,031          522,123

   Investment in subsidiaries (equity method) -
     eliminated upon consolidation  . . . . . . . . . . . . . . . . . . . . .       29,655,444       22,448,118
   Premises and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .           63,802           77,156
   Intangibles, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,423,652        1,536,764
   Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          783,149          734,785
                                                                                --------------   --------------

         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   37,417,668   $   31,515,660
                                                                                ==============   ==============



  LIABILITIES AND SHAREHOLDERS' EQUITY
   Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    7,919,873   $    8,712,953
   Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .            478,558          279,463
                                                                                --------------   --------------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .          8,398,431        8,992,416

         TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .         29,019,237       22,523,244
                                                                                --------------   --------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   . . . . . . . . . . .     $   37,417,668   $   31,515,660
                                                                                ==============   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 22 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED



STATEMENTS OF INCOME

                                                                             Years Ended December 31,
                                                                -----------------------------------------------

                                                                     1995             1994             1993
                                                                -------------    -------------    -------------
  INCOME
   From subsidiaries - eliminated upon consolidation
     Dividends  . . . . . . . . . . . . . . . . . . . . . .     $   2,017,056    $   1,150,058    $     984,876
     Management fees  . . . . . . . . . . . . . . . . . . .           300,000          145,000          210,000
     Interest . . . . . . . . . . . . . . . . . . . . . . .            47,710           24,408            1,130
   Other Income   . . . . . . . . . . . . . . . . . . . . .           178,998          272,109           40,922
                                                                -------------    -------------    -------------
                                                                    2,543,764        1,591,575        1,236,928
                                                                -------------    -------------    -------------
  EXPENSES
   Salaries and employee benefits   . . . . . . . . . . . .         1,155,789          411,098          549,690
   Interest   . . . . . . . . . . . . . . . . . . . . . . .           713,616          599,025          272,037
   Other expenses   . . . . . . . . . . . . . . . . . . . .           381,922          357,021          389,616
                                                                -------------    -------------    -------------
                                                                    2,251,327        1,367,144        1,211,343
                                                                -------------    -------------    -------------
  Income before income taxes and equity in
   undistributed earnings of subsidiaries   . . . . . . . .           292,437          224,431           25,585
  Income tax benefit  . . . . . . . . . . . . . . . . . . .          (611,918)        (309,620)        (351,452)
                                                                -------------    -------------    -------------

  Income before equity in undistributed earnings
   of subsidiaries  . . . . . . . . . . . . . . . . . . . .           904,355          534,051          377,037
  Equity in undistributed earnings of subsidiaries  . . . .         1,800,443        2,153,903        2,195,329
                                                                -------------    -------------    -------------

            NET INCOME  . . . . . . . . . . . . . . . . . .     $   2,704,798    $   2,687,954    $   2,572,366
                                                                =============    =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 22 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                -----------------------------------------------
                                                                     1995             1994             1993
                                                                -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . .     $   2,704,798    $   2,687,954    $   2,572,366
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Equity in undistributed income of subsidiaries . . . .        (1,800,443)      (2,153,903)      (2,195,329)
     Provision for depreciation, amortization and accretion           (28,981)         (88,446)          73,343
     Realized investment security losses (gains)  . . . . .               (45)             172             -0-
     Increase in other assets . . . . . . . . . . . . . . .           (48,984)        (624,276)         (84,430)
     Increase (decrease) in other liabilities . . . . . . .           200,985         (671,511)         604,572
                                                                -------------    -------------    -------------
         NET CASH PROVIDED BY (USED IN)
                   OPERATING ACTIVITIES . . . . . . . . . .         1,027,330         (850,010)         970,522
                                                                -------------    --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities held to maturity . . . . . . . . .       (10,846,042)     (18,797,778)      (5,957,533)
  Proceeds from maturity of securities held to maturity . .        11,991,539       21,996,058             -0-
  Decrease (increase) in interest-bearing deposits with banks         329,092         (522,123)            -0-
  Proceeds from sale of assets  . . . . . . . . . . . . . .             5,500           29,899          345,650
  Capitalization of bank subsidiaries . . . . . . . . . . .        (4,000,000)            -0-        (3,500,000)
  Capital expenditures  . . . . . . . . . . . . . . . . . .            (1,415)         (64,562)         (31,676)
                                                                ------------     -------------    -------------
         NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES  . . . . . . . . . . . . . .        (2,521,326)       2,641,494       (9,143,559)
                                                                -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt  . . . . . . . . . . . . . . .              -0-              -0-         4,041,667
  Repayment of long-term debt . . . . . . . . . . . . . . .          (759,638)        (707,354)      (1,395,432)
  Issuance of common stock  . . . . . . . . . . . . . . . .           842,837          957,603        7,959,081
  Sale (purchase) of treasury stock . . . . . . . . . . . .         2,319,568         (899,460)            -0-
  Redemption of preferred stock . . . . . . . . . . . . . .              -0-              -0-          (811,892)
  Cash dividends  . . . . . . . . . . . . . . . . . . . . .          (809,630)            -0-           (65,008)
                                                                -------------    -------------    -------------
         NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES  . . . . . . . . . . . . . .         1,593,137         (649,211)       9,728,416
                                                                -------------    -------------    -------------

Net increase in cash and cash equivalents . . . . . . . . .            99,141        1,142,273        1,555,379

Cash and due from banks at beginning of year  . . . . . . .         3,202,932        2,060,659          505,280
                                                                -------------    -------------    -------------


CASH AND DUE FROM BANKS AT END OF YEAR  . . . . . . . . . .     $   3,302,073    $   3,202,932    $   2,060,659
                                                                =============    =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 22 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

                                                                          Years Ended December 31,
                                                             --------------------------------------------------
                                                                    1995             1994             1993
                                                             ----------------    -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
   Interest   . . . . . . . . . . . . . . . . . . . . . . .     $     715,506    $     585,358    $     280,872
   Income taxes   . . . . . . . . . . . . . . . . . . . . .          (598,012)         474,057         (422,192)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Long-term debt was increased and equity was decreased $1,200,000 on January 1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. Upon the pledging of additional shares to obtain additional ESOP debt of $137,918 in 1995, long-term debt was increased and equity was decreased again. The debt was reduced and shares were released by $171,360 during each of the years ended December 31, 1995 and 1994 as a result of payments made by the Company's ESOP.


  During 1994, treasury stock in the amount of $2,899,460 was acquired for cash and the assumption of a $2,000,000 subordinated capital installment note. All of the treasury stock was re-issued during 1995.

                         QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 1995 and 1994 follows:


                                                                 First        Second       Third       Fourth
                                                                 Quarter      Quarter      Quarter      Quarter
                                                                --------     --------    ---------    ---------
                                                                      (In Thousands Except Per Share Data)
1995:
TOTAL INTEREST INCOME . . . . . . . . . . . . . . . . . . .     $  5,998     $  6,400    $   6,791    $  7,115
TOTAL INTEREST EXPENSE  . . . . . . . . . . . . . . . . . .        3,048        3,322        3,572       3,809
PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . . . .          122          105          154         707
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . . .        2,828        2,973        3,065       2,599
INVESTMENT SECURITIES GAINS (LOSSES)  . . . . . . . . . . .          (22)           2          -0-         286
TOTAL NONINTEREST INCOME  . . . . . . . . . . . . . . . . .          765          865          895         926
TOTAL NONINTEREST EXPENSE . . . . . . . . . . . . . . . . .        2,971        2,971        2,952       3,152
INCOME TAX EXPENSE  . . . . . . . . . . . . . . . . . . . .          145          199          268        (181)
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . .          455          670          740         840

PER COMMON SHARE:
 NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .          .28          .41          .44         .49


1994:
Total interest income . . . . . . . . . . . . . . . . . . .     $  4,608     $  5,146    $   5,336    $  5,661
Total interest expense  . . . . . . . . . . . . . . . . . .        2,060        2,232        2,462       2,753
Provision for loan losses . . . . . . . . . . . . . . . . .          125          151          185         177
Net interest income after
  provision for loan losses . . . . . . . . . . . . . . . .        2,423        2,763        2,689       2,731
Investment securities gains (losses)  . . . . . . . . . . .            9           17           (5)        -0-
Total noninterest income  . . . . . . . . . . . . . . . . .          738          832          842         756
Total noninterest expense . . . . . . . . . . . . . . . . .        2,469        2,451        2,494       2,779
Income tax expense  . . . . . . . . . . . . . . . . . . . .          178          344          257         135
Net income  . . . . . . . . . . . . . . . . . . . . . . . .          523          817          775         573

Per Common Share:
 Net income . . . . . . . . . . . . . . . . . . . . . . . .          .31          .47          .45         .37




ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held March 28, 1996 which is to be filed with the Securities and Exchange Commission.


ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held March 28, 1996 which is to be filed with the Securities and Exchange Commission.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Information required by this item is incorporated by reference from the sections entitled "Holdings of Voting Securities" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held March 28, 1996 which is to be filed with the Securities and Exchange Commission.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held March 28, 1996 which is to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index of documents filed as part of this report:

Community Bancshares, Inc and Subsidiaries
Financial Statements                                                                                    Page(s)
                                                                                                        -------
Auditor's Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37

Consolidated Statements of Financial Condition as of
  December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38

Consolidated Statements of Income for the years ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         40

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      41-42

Notes to Consolidated Financial Statements -
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43-67

Quarterly Results (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         68


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1995.

(c) Exhibits

     3.1     Certificate of Incorporation, as amended (1)
     3.2 Certificate of Amendment to the Certificate of Incorporation, changing the name of the registrant to Community Bancshares, Inc.
             (2)
     3.3     By-Laws of Registrant (3)
     3.4 Certificate of Amendment to the Certificate of Incorporation, providing for directors' indemnification (4)
     3.5 Certificate of Amendment to the Certificate of Incorporation, increasing the number of authorized shares (5)
     4.1 Certificate of Registrant establishing the Series 1984-1 Preferred Stock, dated August 17, 1984 ("Certificate of Stock Designation")
             (6)
     4.2     Certificate of Amendment to the Certificate of Stock Designation
             (7)
     5.0     Opinion of Waller Lansden Dortch & Davis regarding legality (8)
    10.1 Subordinated Promissory Note between the Registrant as borrower and Jack Cornelius as holder (9)
    10.2     Commercial Lease Agreements and Addendums dated January 23, 1990 by and between Com-Pac as lessor and Community Bank as lessee (10)

                                                                                                        Page(s)
     10.3    Employment Agreement dated March 28, 1991 by  and  between Kennon
             R. Patterson,  Sr.  and Community Bancshares, Inc. (11)
     10.4    Employment Agreement dated March 1, 1990 by and between Jeffrey K.
             Cornelius and Community Bank (12)
     10.5    Employment Agreement dated March 1, 1990 by and between Bishop K.
             Walker, Jr. and Community Bank (13)
     10.6    Employment Agreement dated March 1, 1990 by and between Denny
             Kelly and Community Bank (14)
     10.7    Employment Agreement dated March 1, 1990 by and between Birl
             Bryson and Community Bank (15)
     10.8    Employment Agreement dated March 1, 1990 by and between Hodge
             Patterson III and Community Bank (16)
     10.9    Loan Agreement, Term Note and Pledge Agreement by and between
             Community Bancshares, Inc. and Colonial Bank, N.A. (17)
     10.10   Note Modification Agreement and First Amendment to Pledge
             Agreement by and between Community Bancshares, Inc. and Colonial
             Bank, N.A. (18)
     10.11   Escrow Agreement by and between Community Bancshares, Inc. and
             Waller Lansden Dortch & Davis (19)
     10.12   Service Contract dated December 23, 1992 by and between Royal Acres and Community Bank (20)
     10.13   Plan document for the Community Bancshares, Inc. Benefit
             Restoration Plan adopted April 12, 1994, effective January 1, 1995
     10.14   Amendment No. 3 to the Community Bancshares, Inc. Employee Stock
             Ownership Plan, dated October 3, 1994
     10.15   Subordinated Promissory Note between the Registrant as borrower and Jeffrey K. Cornelius as holder
     10.16   Employment Agreement dated January 5, 1994 by and between Kennon
             R. Patterson, Sr. and Community Bancshares, Inc.
     10.17   Employment Agreement dated January 5, 1994 by and between Bishop K.
             Walker, Jr. and Community Bank
     10.18   Employment Agreement dated December 9, 1995 by and between Kennon
             R. Patterson, Sr. and Community Bancshares, Inc.
     10.19   Employment Agreement dated December 9, 1995 by and between Bishop
             K. Walker, Jr. and Community Bancshares, Inc.
     11      Statement of computation of earnings per common share  . . . . . . . . . . . . . . .          73
     21      Subsidiaries of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . .          73
     27      Financial Data Schedule (for SEC use only)


Notes to Exhibits:
   (1) Filed as appendix II to the Proxy Statement included in part I of the Registration Statement on Form S-14, Registration No 2-92974, and incorporated herein by reference.
   (2) Filed as Exhibit 4 to Form 10-K for the year ended December 31, 1985, and incorporated herein by reference.
   (3) Files as Exhibit 3.1 to the Registration Statement on Form S-14, Registration No. 2-92974, and incorporated herein by reference.
   (4) Filed as Exhibit 3.4 to Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
   (5) Filed as Exhibit 3.5 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
   (6) Filed as Appendix I to the Proxy Statement included in Part I of the Registration Statement on Form S-14, Registration No. 2-92974, and incorporated herein by reference.

       (7) Filed as Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-7032, and incorporated herein by reference.
       (8) Filed as Exhibit 5 to the Registration Statement on Form S-2, Registration No. 33-69004, and incorporated herein by reference.
       (9) Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.
      (10) Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.
      (11) Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
      (12) Filed as Exhibit 10.4 to the Registration Statement on Form S-2, Registration No. 33-69004, and incorporated herein by reference.
      (13) Filed as Exhibit 10.5 to the Registration Statement on Form S-2, Registration No. 33-69004, and incorporated herein by reference.
      (14) Filed as Exhibit 10.6 to the Registration Statement on Form S-2, Registration No. 33-69004, and incorporated herein by reference.
      (15) Filed as Exhibit 10.7 to the Registration Statement on Form S-2, Registration No. 33-69004, and incorporated herein by reference.
      (16) Filed as Exhibit 10.8 to the Registration Statement on Form S-2, Registration No. 33-69004, and incorporated herein by reference.
      (17) Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
      (18) Filed as Exhibit 10.10 to the Registration Statement on Form S-2, Registration No. 33-69004, and incorporated herein by reference.
      (19) Filed as Exhibit 10.11 to the Registration Statement on Form S-2, Registration No. 33-69004, and incorporated herein by reference.
      (20) Filed as Exhibit 10.12 to the Registration Statement on Form S-2, Registration No. 33-69004, and incorporated herein by reference.


        Certain financial statements schedules and exhibits have been omitted because they are not applicable.




             [The remainder of this page intentionally left blank]

EXHIBIT 11 - STATEMENTS RE:  COMPUTATION OF PER SHARE EARNINGS


                           COMMUNITY BANCSHARES, INC.
                   COMPUTATION OF NET INCOME PER COMMON SHARE

The following tabulation presents the calculation of primary and fully diluted earnings per common share for the years ended December 31, 1995, 1994 and 1993.



                                                                            1995         1994         1993
                                                                       ------------  -----------  ------------

Reported net income . . . . . . . . . . . . . . . . . . . . . . . .    $  2,704,798  $  2,687,954  $  2,572,366

Dividend requirements on 8% cumulative preferred stock (1)  . . . .             -0-           -0-        65,008
                                                                       ------------  ------------  ------------

Earnings on common shares . . . . . . . . . . . . . . . . . . . . .    $  2,704,798  $  2,687,954  $  2,507,358
                                                                       ============  ============  ============

Weighted average common shares outstanding  . . . . . . . . . . . .       1,681,892     1,681,892     1,290,290
                                                                       ============  ============  ============

Earnings per common share - primary and fully diluted
  Income from continuing operations . . . . . . . . . . . . . . . .    $       1.62  $       1.60  $       1.94
                                                                       ============  ============  ============

  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       1.62  $       1.60  $       1.94
                                                                       ============  ============  ============

(1) The dividend requirements on the 8% cumulative preferred Stock were computed at the annual rate of 8% on the stated value of the preferred stock for the actual number of days outstanding for the period.


EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Subsidiaries - Direct/wholly-owned                                                        State of Incorporation
----------------------------------                                                        ----------------------
Community Bank                                                                                  Alabama
Community Bank                                                                                  Tennessee

Subsidiaries - Indirect/wholly-owned by Community Bank (Alabama)
----------------------------------------------------------------
Community Appraisals, Inc.                                                                      Alabama
Community Insurance Corporation                                                                 Alabama
1st Community Credit Corporation                                                                Alabama

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMMUNITY BANCSHARES, INC.


Date:          February 28, 1996          By   /s/ Kennon R. Patterson, Sr.
       ----------------------------          ---------------------------------
                                                      KENNON R. PATTERSON, SR.
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date:          February 28, 1996          By   /s/  Paul W. Williams, CPA
       ----------------------------          ---------------------------------
                                                         PAUL W. WILLIAMS, CPA
                                                      CHIEF ACCOUNTING OFFICER

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kennon R. Patterson, Sr. and Bishop K. Walker, Jr., and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacity, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents in full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could be in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

               Directors                                         Date
               ---------                                         ----

  /s/ R.C. Corr, Jr.                                       February 28, 1996
----------------------------------------               ------------------------
R.C. CORR, JR.




  /s/ Denny Kelly                                          February 28, 1996
--------------------------------------                 ------------------------
DENNY KELLY



  /s/ Kennon R. Patterson, Sr.                             February 28, 1996
---------------------------------------                ------------------------
KENNON R. PATTERSON, SR.

                                                                 Date
                                                                 ----




  /s/ Hodge Patterson, III.                                February 28, 1996
--------------------------------------                 -----------------------
HODGE PATTERSON, III





  /s/ Bishop K. Walker, Jr.                                February 28, 1996
--------------------------------------                 -----------------------
BISHOP K. WALKER, JR.

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549





                            ________________________





                                  EXHIBITS TO


                          ANNUAL REPORT AND FORM 10-K

                          YEAR ENDED DECEMBER 31, 1995


                            ________________________





                           COMMUNITY BANCSHARES, INC.

                                 P. O. BOX 1000

                                  MAIN STREET

                          BLOUNTSVILLE, ALABAMA  35031