Form 10-Q
period 1996-03-31
COMMUNITY BANCSHARES INC /DE/
filed 1996-05-08
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549



                           FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For Quarter Ended March 31, 1996

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

                       Yes   X       No


 Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

      Class                                Outstanding at March 31,1996
Common Stock, $.10 Par Value                       1,841,385

                                            INDEX

                       COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                        PAGE


Item 1. Financial Statements (Unaudited)

   Consolidated balance sheets-March 31,1996 and December 31,1995. .    3

   Consolidated statements of income - Three months ended March 31,
     1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .    4

   Consolidated statements ofcash flows-Three months ended March 31,
     1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .    5

   Notes to consolidated financial statements-March 31,1996. . . . . .  7


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations. . . . . . . . . . . . . . . . . . . . .  9



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . .        14



SIGNATURES

                    PART I - FINANCIAL INFORMATION
              ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
             COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                     March 31,   December 31,
                                                       1996          1995
Assets
 Cash . . . . . . . . . . . . . . . . . . . . . . $  2,818,535 $  2,576,214
 Due from banks  . .                                18,612,544   13,512,033
 Interest-bearing deposits with banks . . . . . .    1,725,623    1,912,288
 Federal funds sold . . . . . . . . . . . . . . .   13,100,000   20,350,000
 Securities available for sale  . . . . . . . . .   99,538,256   69,989,862
 Loans  . . . . . . . . . . . . . . . . . . . . . .252,424,950  240,078,385
 Less: Unearned income  . . . . . . . . . . . . .    1,750,043    2,237,612
 Allowance for loan losses . . . . . . . . . . . .   2,374,753    2,208,798
 Net Loans  . . . . . . . . . . . . . . . . . . .  248,300,154  235,631,975
 Premises and equipment, net  . . . . . . . . . .   13,300,008   12,524,545
 Accrued interest . . . . . . . . . . . . . . . . .  3,825,083    3,476,130
 Intangibles, net . . . . . . . . . . . . . . . . .  3,588,006    1,453,756
 Other real estate  . . . . . . . . . . . . . . . .    724,836      416,836
 Other assets . . . . . . . . . . . . . . . . . . .  1,861,841      980,837
                    Total Assets . . . . . .     $407,394,886  $362,824,476

Liabilities and Shareholders' Equity
Deposits:
 Noninterest-bearing . . . . . . . . . . . . . . $ 49,127,713  $ 41,187,667
 Interest-bearing  . . . . . . . . . . . . . .    314,692,244   278,961,678
         Total Deposits . . . . . . . . . . .     363,819,957   320,149,345

Other short-term borrowings  . . . . . . . . .      3,516,094     2,008,684
Accrued interest . . . . . . . . . . . . . . . .    2,400,459     2,073,534
Long-term debt . . . . . . . . . . . . . . . . . .  7,686,589     7,919,873
Other liabilities  . . . . . . . . . . . . . . . .  1,087,684     1,653,803
          Total Liabilities  . . . . . . . . .    378,510,783   333,805,239
Shareholders' equity
 Common stock, par value $.10 per share,
 5,000,000 shares authorized, 1,903,136
 and 1,849,273 shares issued as of March 31,
 1996 and December 31, 1995  . . .                    190,313       184,927
 Capital surplus . . . . . . . . . . . . . . .     15,893,176    14,821,302
 Retained earnings . . . . . . . . . . . . . . .   14,024,159    14,262,319
 Unearned ESOP shares - 61,751 and 64,607 shares
  unreleased at March 31, 1996 and December 31,1995  (952,358)     (995,198)
 Unrealized losses on investment securities available
  for sale, net of deferred taxes  . . . . . . . . . (271,187)      745,887
            Total Shareholders' Equity . . . . .   28,884,103    29,019,237

Total Liabilities and Shareholders' Equity . .  $ 407,394,886 $ 362,824,476


               See notes to consolidated financial statements

               COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                     Three Months Ended
                                                          March 31,
                                                    1996            1995
Revenue From Earning Assets
 Interest and fees on loans . . . . . .         $ 5,981,921     $ 4,961,073
 Interest on investment securities:
  Taxable securities  . . . . . . . . . . . .     1,079,490         693,594
  Securities exempt from federal income taxes   .   233,800         290,612
  Interest on federal funds sold . . . . . . . .    280,552          27,068
  Interest on deposits in other banks  . . . . .     17,611          25,668
   Total Revenue From Earning Assets . . . .      7,593,374       5,998,015

Interest Expense
 Interest on deposits . . . . . . . . . . .       3,979,911       2,838,619
 Interest on other short-term borrowings  . . . .    36,039          29,522
 Interest on long-term debt . . . . . . . . . . .   163,320         180,094
  Total Interest Expense  . . . . . . . . .       4,179,270       3,048,235

Net interest income                               3,414,104       2,949,780
Provision for loan losses . . .                     127,882         121,827

Net interest income after prov.for loan losses .  3,286,222       2,827,953

Noninterest Income
 Service charges on deposits  . . . . . . . . . . . 485,814         364,701
 Insurance commissions  . . . . . . . . . . . . . .  83,887         177,750
 Bank club dues . . . . . . . . . . . . . . . . . . 117,746          97,560
 Other operating income . . . . . . . . . . .       241,908         124,909
 Investment securities gains  . . . . . . .            -0-          (22,283)
  Total Noninterest Income  . . . . . . . .         929,355         742,637

Noninterest Expenses
 Salaries and employee benefits . . . . . . . . . 2,073,477       1,793,422
 Occupancy expense  . . . . . . . . . . . . . . .   228,048         214,951
 Furniture and equipment expense  . . . . . . . .   220,545         184,545
 Director and committee fees  . . . . . . . . . . .  70,575          67,425
 Other operating expenses . . . . . . . . . . . .   715,391         710,872
  Total Noninterest Expenses  . . . . . . . . . . 3,308,036       2,971,215

Income before income taxes                          907,541         599,375
Provision for income taxes  . .                     236,913         144,646

  Net Income  . . . . . . . . . . . . . . . . . $   670,628  $      454,729

Earnings Per Common Share - Primary and Fully-diluted

Net income per common share  . . . . . . . . . .$       .37  $          .28

Weighted average common shares outstanding . . .  1,826,117        1,621,008


                See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                   Three months Ended
                                                       March 31,
                                                  1996              1995
Operating activities:
 Net income . . . . . . . . . . . . . . . . . .   $  670,628      $  454,729
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses  . . . . . . . . .      127,882         121,827
   Provision for depreciation and amortization  . .  276,956         214,738
   Amortization of investment security premiums and
    accretion of discounts . . . . . . . . .         (22,130)        (35,275)
   Realized investment security losses   . . . . . .   -0-            22,283
   Increase in accrued interest receivable  . . . . (348,953)         (2,956)
   Increase in accrued interest payable . . . .      326,925         270,965
   Other  . . . . . . . . . . . . . . . . . . . . (1,427,814)       (769,173)
 Net cash provided (used) by operating activities   (396,506)        277,138

Investing activities:
 Proceeds from sales of investment securities . .       -0-        4,529,297
 Proceeds from maturity of investment securities   3,135,003       3,925,233
 Purchase of investment securities  . . . . . . .(34,356,392)     (8,073,844)
 Decrease (increase) in interest-bearing
   deposits with other banks                         186,665        (158,929)
 Net increase in loans to customers . . . . . . .(12,697,634)     (9,416,519)
 Purchase of goodwill . . . . . . . . . . . . .   (2,189,435)          -0-
 Capital expenditures . . . . . . . . . . . .     (1,019,121)       (577,124)
Net cash used in investing activities . . . . .  (46,940,914)     (9,771,886)

Financing activities:
 Net increase (decrease) in demand deposits,
  NOW accounts,and savings accounts  . . . . . .  29,331,723     (15,527,948)
 Net increase in certificates of deposit  . . .   14,338,889      27,955,644
 Net increase (decrease) in short-term borrowings  1,781,612        (342,036)
 Issuance and sale of common stock. . . . . .      1,077,260          -0-
 Repayment of long-term debt  . . . . . . . .       (190,444)       (189,597)
 Cash dividends . . . . . . . . . . . . . . . . .   (908,788)       (843,918)
Net cash provided by financing activities . . .   45,430,252      11,052,145

Net increase(decrease)in cash & cash equivalents  (1,907,168)      1,557,397


Cash and cash equivalents at beginning of period  36,438,247      13,648,601

Cash and cash equivalents at end of period  . . $ 34,531,079   $  15,205,998



               See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   Three Months Ended
                                                       March 31,
                                               1996                  1995

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
   Interest  . . . . . . . . . . .   $       3,852,345     $       2,777,270
   Income taxes  . . . . . . . . .              28,742                32,339

Supplemental schedule of non-cash investing and financing activities:

 Other real estate of $444,500 was acquired in 1996 from employees as a result of the Company s relocation program.

 Upon the pledging of purchased shares to obtain additional ESOP debt of $137,918 on October 2, 1995, long-term debt was increased and equity was decreased . The debt was reduced and shares were released by $42,840 during each of the three month periods ended March 31, 1996 and 1995 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

 Unrealized gains or losses on investment securities available for sale changed by $1,017,074 during the three months ended March 31, 1995, from an unrealized gain of $745,887 at December 31, 1995, to a loss of $271,187 at March 31, 1996 (both net of the effect of deferred taxes).



























                     See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1996



NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for
complete  financial  statements.   In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31,1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31,1995.


NOTE B - Income Taxes

The effective tax rates of approximately 26.1 percent and 24.1 percent for the three months ended March 31, 1996 and 1995 are less than the statutory rate principally because of the effect of tax-exempt interest income.

NOTE C - Investment Securities

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Financial Accounting Standards No.115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requires that all investments in debt securities be classified as either held-to-maturity securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (net of deferred tax effect).

At March 31, 1996, the Company had net unrealized losses of $451,978 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in stockholders' equity of $271,187, net of deferred tax liability.There were no trading securities.The net decrease in stockholders equity as a result of the SFAS 115 adjustment from December 31,1995 to March 31,
 1996 was $1,017,074.


NOTE D - Shareholders' Equity

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

Also on January 9, 1995, the Board of Directors passed a resolution authorizing the preparation of a Registration Statement for the proposed sale of 312,161 shares of the Company's $.10 par value common stock, consisting of the Company's 115,978 shares of treasury stock and 196,183 newly issued shares.As of March 31, 1996, $4,239,665 of additional capital had been generated by the sale. If the stock sale is fully subscribed, it would create approximately $1,900,000 of additional capital for the Company in 1996.

On March 28, 1996, the Company issued a total of 87,500 options to purchase its common shares to its directors. The options were distributed among the directors based upon their years of service and their positions of leadership with the Company. Each of the stock option agreements contained an option price of $20.00 per share, the market value of the shares at the time of issuance. The options are exercisable between April 1, 1996 and March 31, 2001, and are treated as non-qualified options under the provisions of the Internal Revenue Code. The agreements also contain a provision whereby the Company shall compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

These options have been treated as common stock equivalents and have been included in the calculation of average common shares outstanding in Exhibit 11, causing the equivalent average number of shares outstanding for the first quarter of 1996 to rise by 2,885 shares. There was no dilutative effect on earnings per share for the quarter ended March 31, 1996, nor on the book value of the Company s common shares at March 31, 1996.


NOTE E - Employee Stock Ownership Plan


The Company adopted an Employee Stock Ownership Plan(the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. Employees who work 1,000 hours in any consecutive twelve month period become participants in the ESOP on December 31 of that year, and remain eligible in every subsequent year in which 1,000 hours of work are completed. Employer contributions, which are made at the discretion of the Company's Board of Directors, are allocated to eligible participants in proportion to their eligible pay, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Service imposes a limit ($150,000 in 1996) on the maximum amount of eligible pay under the plan.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. This note was refinanced on October 2, 1995. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. Also on October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. Both notes are guaranteed by the Company. As of March 31, 1996, there were 61,751 unreleased shares with a fair value of approximately $1,235,000. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statement and reduce its stockholder's equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt is classified as interest expense on the Company s income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At March 31, 1996, the Company's financial statements reflect long term and a corresponding contra-equity account, as a result of the ESOP debt, of $952,358.

                                 Item 2.
     MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 1996 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


FINANCIAL CONDITION

March 31, 1996 compared to December 31, 1995


Loans

Loans comprised the largest single category of the Company's earning assets on March 31, 1996. Loans, net of unearned income and reserve for loan losses, were 61.5% of total assets at March 31, 1996 and 65.6% of total assets at December 31, 1995. Total net loans were $248,300,154 at March 31, 1996, representing a 5.4% increase from the December 31, 1995 total of $235,631,975. This increase of approximately $12.7 million was due to improving economic conditions in the Company's markets, a significant purchase of loans in the Haleyville market by the Alabama subsidiary,and a management emphasis on quality loan growth.


Investment Securities and Other Earning Assets

Investment securities and federal funds sold increased $10,508,394 or 11.6% from December 31, 1995 to March 31, 1996. This increase was due primarily to deposit growth in excess of loan growth , and the assumption of liabilities in excess of assets purchased in the Haleyville, Alabama market.The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at March 31, 1996 were $99,538,256 compared with $69,989,862 at December 31, 1995, reflecting an 42.2% increase of $29,548,394.
Short-term investments in the form of interest-bearing deposits with banks were $1,725,623 at March 31, 1996 and $1,912,288 at December 31, 1995.


Asset Quality

Between December 31, 1995 and March 31, 1996, the Company experienced a slight decline in the quality of its assets as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) declined from 1.81 to 1.22. The ratio of total nonperforming assets to total assets experienced an increase to
0.005 from 0.003, and the ratio of nonperforming loans to total loans increased to 0.008 from 0.005 at 12/31/95.These ratios declined due to an increase in past due and nonaccrual loans, and an increase in other real estate due to the purchase of employees homes who were relocated by the Company. All three of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.


Deposits

Total  deposits of $363,819,957 at March 31, 1996 increased $43,670,612 (13.6%)
over total deposits of $320,149,345 at year-end 1995.Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $7,940,046 or 19.3% from year-end 1995 to March 31, 1996, and interest-bearing deposits increased $35,730,566 (12.8%) from year-end 1995. Certificates of deposit of $100,000 or more increased $14,171,669 (11.2%).

Other Short-term Borrowings

Other short-term borrowings totaled $3,516,094 at March 31, 1996, a $1,507,410 increase from the December 31, 1995 total of $2,008,684.


Long-term Debt

At March 31, 1996 and December 31, 1995, the Company had notes payable totaling $7,686,589, and $7,919,873, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At March 31, 1996 and December 31, 1995, the amounts outstanding were $4,802,637 and $4,980,512, respectively, due December 17, 2002,bearing interest at a floating prime,and collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock.Principal payments of $58,681 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993 the Company's ESOP borrowed $1,200,000 for the acquisition of Company common stock. On October 2, 1995, the $885,840 balance remaining on this debt was refinanced and is due December 2, 2000, bearing interest at a floating rate, collateralized by the shares of the Company's common stock purchased by the ESOP. The Company has guaranteed this debt; accounting and reporting guidelines mandate that the debt be recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. Principal payments of $14,280 are due monthly, at which time the lender releases a proportionate amount of the stock held as collateral to the ESOP for allocation to its participants. The outstanding balance of this note was $814,440 at March 31, 1996.

On October 2, 1995, the ESOP purchased 7,455 additional shares of the Company s stock with $137,918 borrowed from a regional bank. This note is payable on or before June 1, 1996, is accruing interest at a floating rate, and is collateralized by the 7,455 shares of stock acquired with its proceeds. Also guaranteed by the Company, it too is recognized on the Company s statement of condition, with an offsetting charge against equity.

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7 %. The Company maintains the right to prepay the note at its sole discretion.The balance of the note was $1,931,595 at March 31, 1996.

Maturities of long-term debt for the years ending December 31 are as follows:

      1996  . . . . . . . .   $     839,111
      1997  . . . . . . . .         938,208
      1998  . . . . . . . .         942,209
      1999  . . . . . . . .         946,500
      2000  . . . . . . . .         951,580
      Thereafter  . . . . .       3,068,981

                              $   7,686,589



Shareholders' Equity

Company shareholders' equity decreased $135,134 from December 31, 1995 to March 31, 1996, due to: net earnings of $670,628, the payment of a cash dividend of $908,788, the sale of additional common stock for $1,077,260, the reduction of unearned ESOP shares by $42,840, and the decrease in the measurement for unrealized gains or losses on securities available for sale totaling $1,017,074, net of deferred tax liability.

Capital Resources


A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective.The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to $27.0 million at March 31, 1996. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier
I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $31.1 million at March 31, 1996.

The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 and 1995


Summary

Net earnings of the Company for the three months ended March 31, 1996 were $670,628 compared to $454,729 for the same period in 1995, representing a 47.1% increase. This increase was due principally to the increase of interest margin resulting from the growth in average earning assets . This is a direct result of the Company's expansion activity, with three new banking facilities being opened in 1994, two new locations opening in 1995, and the purchase of the assets and assumption of liabilities of the Haleyville, Alabama branch of a regional bank in the first quarter of 1996. This growth in net interest income is partially offset by an increase in noninterest expense in excess of noninterest income, as the Company is absorbing the direct costs of operating these new facilities; additionally, the Company has increased its staffing levels within its support functions to a level which not only allows quality service to current banking customers but which also anticipates continued growth in the future. Net interest income increased $464,324 during the first quarter of 1996, as compared to the same period in 1995;noninterest expenses increased $336,821 during same period, while noninterest income increased by $186,718.


Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31,1996 increased $1,595,359 (26.6%) from the same period in 1995. This increase was due to higher average outstanding balances of earning assets. Average earning assets outstanding during the first quarter of 1996 were $80,639,478 higher than during the first quarter of 1995. Interest expense for the three months ended March 31, 1996 increased $1,131,035 or 37.1% over the corresponding period of 1995. As a result of these factors, net interest income increased $464,324, or 15.7%, in the three months ended March 31, 1996, compared to the same period of 1995.



Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $127,882 for the three months ended March 31, 1996 compared to $121,827 for the same period of 1995. Charge-offs exceeded recoveries by $81,524 for the three months ended March 31,1996.The reserve for loan losses as a percent of outstanding loans, net of unearned income, was .95% at March 31, 1996 compared to .93% at year-end 1995.



Noninterest Income

Noninterest income for the three months ended March 31, 1996 was $929,355 compared to $742,637 for the same period of 1995.This 25.1% increase was primarily due to an increase in service charges on deposit accounts of $121,113 in the first quarter of 1996 as compared to the same period of 1995, and the recognition of fees from debt cancellation contracts, a program which did not exist during the period ended March 31, 1995, of $99,115 . Significant components of noninterest income are as follows: Service charges on deposits increased $121,113 (33.2%), insurance commissions decreased $93,863 (52.8%), there were no security gains or losses, as opposed to losses of $22,283 in 1995, and other operating income, primarily dues for the bank club account, fees on debt cancellation contracts, and appraisal fees, increased $116,999 (93.7%) to $241,708.

Noninterest Expenses

Noninterest  expenses  for  the  three  months ended March 31, 1996 were
$3,308,036, reflecting an 11.3% increase over the same period  of  1995.    The
primary components of noninterest expenses are salaries and employee benefits, which increased to $2,073,447 for the three months ended March 31, 1996, 15.6% higher than in the same period of 1995. The increases in salaries and employee benefits are due to staffing for new banking locations and future expansion as well as merit increases and incentive payments. Occupancy costs increased $13,097 (6.1%), furniture and equipment expenses rose by $36,000 (19.5%), and director and committee fees increased by $3,150 (4.7). Other operating expenses rose by only 0.6% to $715,391.

The majority of these expenses should continue at or above the levels for the three months ended March 31, 1996, since management intends to continue its growth policies.

The Company remains dependent upon the earnings of its principal subsidiary, Community Bank (Alabama), for its earnings.

The substantial increase in the Company's size has necessitated increased expenditures for data processing and other support activities and personnel, which will continue.

The Company's strategy is to make each office of its subsidiary banks a vital part of the community it serves. Each office has management and personnel as similar to a full service, stand-alone bank as possible.Although more expensive, we believe this strategy has been successful for Community Bank, and will best serve our communities, customers and shareholders. The Company will remain dependent upon Community Bank for the bulk of its earnings. Management will strive to build Community Bank's business in a profitable manner and to minimize any losses and adverse effects on the Company's earnings. Our strategy for long-term success in these areas will not be sacrificed for immediate gain.


Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $236,913 for the three months ended March 31, 1996 increased $92,267 compared to the same period of 1995, due primarily to the increase in income before tax. Taxes as a percent of earnings increased from 24.1% to 26.1%. The effective tax rate of approximately 26.1% is less than the statutory rate principally because of the effect of tax-exempt interest income.

              Part II - Other Information

      Item 6 - Exhibits and Reports on Form 8-K


(a)                  Exhibits:

   Exhibit Number    Description of Exhibit          Page Number

      11             Computation of Earnings             15
                       Per Share

      27             Financial Data Schedule
                     (for the SEC use only)

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

EXHIBIT 11 -- STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


The following tabulation presents the calculation of primary and fully diluted earnings per common share for the three-month periods ended March 31, 1996 and 1995.

                                                      Three Months Ended
                                                          March 31,
                                                   1996             1995

Reported net income . . . . . . . . . . . . $   670,628       $   454,729

Earnings on common shares . . . . . . . . . $   670,628       $   454,729

Weighted average common shares outstanding    1,826,117         1,621,008


Earnings per common share - primary and fully diluted
  Income from continuing operations . . . . $       .37       $       .28

  Net income  . . . . . . . . . . . . . . . $       .37       $       .28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           COMMUNITY BANCSHARES, INC.



May 5, 1996                                  /s/ Kennon R. Patterson, Sr.
Date                                          Kennon  R. Patterson, Sr., as its
                                              President and Chief Executive
                                              Officer



May 5, 1996                                  /s/  Paul W. Williams, CPA
Date Paul W. Williams, CPA, as its Senior Vice President and Chief Accounting Officer