Form 10-Q
period 1996-06-30
COMMUNITY BANCSHARES INC /DE/
filed 1996-08-13
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1996

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

                              Yes   X       No


Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

          Class                             Outstanding at June 30, 1996
Common Stock, $.10 Par Value                        1,882,971

                               INDEX

         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I.FINANCIAL INFORMATION                                       PAGE


Item 1. Financial Statements (Unaudited)

  Consolidated balance sheets-June 30,1996 and December 31,1995      3

  Consolidated statements of income - Three months ended June 30,
  1996 and 1995; Six months ended June 30, 1996 and 1995            4-5

  Consolidated statements of cash flows - Six months ended June 30,
  1996 and 1995                                                       6

  Notes to consolidated financial statements -June 30,1996            8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             15



SIGNATURES

                  PART I - FINANCIAL INFORMATION
             ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
           COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                   June 30,     December 31,
                                                    1996          1995
Assets
Cash . . . . . . . . . . . . . . . .             $ 2,976,771  $  2,576,214
Due from banks  . .                               16,936,525    13,512,033
Interest-bearing deposits with banks . . . . . .   4,147,551     1,912,288
Federal funds sold . . . . . . . . . . . . . . .  15,400,000    20,350,000
Securities available for sale  . . . . . . . . .  98,897,136    69,989,862
Loans  . . . . . . . . . . . . . . . . . . . . . 260,164,605   240,078,385
 Less: Unearned income  . . . . . . . . . . . .    1,485,592     2,237,612
       Allowance for loan losses . . . . . . . .   2,231,466     2,208,798
 Net Loans  . . . . . . . . . . . . . . . . . .  256,447,547   235,631,975

Premises and equipment, net  . . . . . . . . . .  14,106,612    12,524,545
Accrued interest . . . . . . . . . . . . . . . .   4,281,842     3,476,130
Intangibles, net . . . . . . . . . . . . . . . .   3,655,652     1,453,756
Other real estate  . . . . . . . . . . . . . . .     643,793       416,836
Other assets . . . . . . . . . . . . . . . . . . . 2,476,527       980,837

Total Assets . . . . . . . . . . . . . . .    $  419,969,956 $ 362,824,476

Liabilities and Shareholders' Equity
Deposits:
 Noninterest-bearing . . . . . . . . . . . .  $   51,317,220 $  41,187,667
 Interest-bearing  . . . . . . . . . . . . .     323,791,193   278,961,678
Total Deposits . . . . . . . . . . . . . . .     375,108,413   320,149,345

Other short-term borrowings  . . . . . . . . .     2,925,426     2,008,684
Accrued interest . . . . . . . . . . . . . . . . . 2,623,847     2,073,534
Long-term debt . . . . . . . . . . . . . . . . .   8,718,684     7,919,873
Other liabilities  . . . . . . . . . . . . . . .   1,432,924     1,653,803
        Total Liabilities  . . . . . . . . .     390,809,294   333,805,239
Shareholders' equity
Common stock, par value $.10 per share, 5,000,000
 shares authorized, 2,000,000 and 1,849,273 shares
 issued as of June 30, 1996 and December 31, 1995    200,000       184,927
Capital surplus . . . . . . . . . . . . . . . .   17,819,722    14,821,302
Retained earnings . . . . . . . . . . . . . . .   14,796,756    14,262,319
Unearned ESOP shares - 117,029 and 64,607 shares
 unreleased at June 30, 1996 and December 31,1995 (2,175,117)     (995,198)
Unrealized losses on investment securities
 available for sale, net of deferred taxes  . .   (1,480,699)      745,887
Total Shareholders' Equity . . . . . . . . . . .  29,160,662    29,019,237

   Total Liabilities and Shareholders' Equity $  419,969,956 $ 362,824,476


              See notes to consolidated financial statements

           COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)
                                                    Three Months Ended
                                                         June 30,
                                                      1996         1995
Revenue From Earning Assets
 Interest and fees on loans . . . . . . . . . .$   6,230,532  $  5,300,988
 Interest on investment securities:
 Taxable securities  . . . . . . . . . . . . .     1,292,795       695,374
 Securities exempt from federal income taxes   .     233,589       290,102

 Interest on federal funds sold . . . . . . . .      250,414        87,475
 Interest on deposits in other banks  . . . . . .     31,216        26,458
   Total Revenue From Earning Assets . . . . .     8,038,546     6,400,397

Interest Expense
 Interest on deposits . . . . . . . . . . . . .    4,077,274     3,091,918
 Interest on other short-term borrowings  . . . .     29,372        43,588
 Interest on long-term debt . . . . . . .  .         170,417       187,080
    Total Interest Expense  . . . . . . . . . .    4,277,063     3,322,586

Net interest income                                3,761,483     3,077,811
Provision for loan losses . . .                      170,417       104,884

Net interest income after
 provision for loan losses  . . . . . . . . . . .  3,612,231     2,972,927

Noninterest Income
 Service charges on deposits  . . . . . . . . .      536,695       457,569
 Insurance commissions  . . . . . . . . . . . . .    145,967       178,442
 Bank club dues . . . . . . . . . . . . . . . . . .  123,418       104,616
 Other operating income . . . . . . . . . . . . .    249,351       124,392
 Investment securities gains (losses) . . . . . .     (6,596)        2,313
   Total Noninterest Income  . . . . . . . . . .   1,048,835       867,332

Noninterest Expenses
 Salaries and employee benefits . . . . . . . . .  2,185,674     1,787,846
 Occupancy expense  . . . . . . . . . . . . . . .    236,995       217,644
 Furniture and equipment expense  . . . . . . . . .  249,783       199,716
 Director and committee fees  . . . . . . . . . . .  124,875        70,075
 Other operating expenses . . . . . . . . . . . . .  786,113       695,401
    Total Noninterest Expenses  . . . . . . . . .  3,583,440     2,970,682

Income before income taxes                         1,077,626       869,577
Provision for income taxes  . .                      305,029       199,303

Net Income  . . . . . . . . . . . . . . . . . . $    772,597   $   670,274

Earnings Per Common Share - Primary and Fully-diluted

 Net income per common share  . . . . . . .     $        .40   $       .41
 Weighted average common shares outstanding . .    1,948,508     1,623,866


               See notes to consolidated financial statements

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                          Six Months Ended
                                                              June 30,
                                                        1996        1995
Revenue From Earning Assets
Interest and fees on loans . . . . . . . . . . . $  12,212,453  $ 10,262,061
Interest on investment securities:
Taxable securities  . . . . . . . . . . . . . . .    2,372,285     1,388,968
Securities exempt from federal income taxes   . .      467,389       580,714

Interest on federal funds sold . . . . . . . . .       530,966       114,543
Interest on deposits in other banks  . . . . . . . .    48,827        52,126
 Total Revenue From Earning Assets . . . . . . . .  15,631,920    12,398,412

Interest Expense
 Interest on deposits . . . . . . . . . . . . . . .  8,057,185     5,930,537
 Interest on other short-term borrowings  . . . . .     65,411        73,110
 Interest on long-term debt . . . . . . . . . . . . .  333,737       367,174
   Total Interest Expense  . . . . . . . . . . . . . 8,456,333     6,370,821

Net interest income                                  7,175,587     6,027,591
Provision for loan losses . . .                        277,134       226,711

Net interest income after provision for loan losses  6,898,453     5,800,880

Noninterest Income
 Service charges on deposits  . . . . . . . . . . .  1,022,509       822,270
 Insurance commissions  . . . . . . . . . . . . . .    229,854       356,192
 Bank club dues . . . . . . . . . . . . . . . . . .    241,164       202,276
 Other operating income . . . . . . . . . . . . . .    491,259       249,301
 Investment securities gains(losses)  . . . . . . . .   (6,596)      (19,970)
   Total Noninterest Income  . . . . . . . . . . .   1,978,190     1,609,969

Noninterest Expenses
 Salaries and employee benefits . . . . . . . . . .  4,259,151     3,581,268
 Occupancy expense  . . . . . . . . . . . . . . . .    465,043       432,595
 Furniture and equipment expense  . . . . . . . . . .  470,328       384,261
 Director and committee fees  . . . . . . . . . . .    195,450       137,500
 Other operating expenses . . . . . . . . . . . . .  1,501,504     1,406,273
    Total Noninterest Expenses  . . . . . . . . .    6,891,476     5,941,897

Income before income taxes                           1,985,167     1,468,952
Provision for income taxes  . .                        541,942       343,949

Net Income  . . . . . . . . . . . . . . . . . .$     1,443,225 $   1,125,003

Earnings Per Common Share - Primary and Fully-diluted

  Net income per common share  . . . . . . .   $           .76 $        .69
  Weighted average common shares outstanding . . .   1,887,084    1,622,445


             See notes to consolidated financial statements

                     COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                           Six Months Ended
                                                              June 30,
                                                        1996           1995
Operating activities:
Net income . . . . . . . . . . . . . . . . . . . .  $ 1,443,225 $  1,125,003
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Provision for loan losses  . . . . . . . . . . . .     277,134      226,711
 Provision for depreciation and amortization  . . . .   582,277      446,358
 Amortization of investment security premiums and
   accretion of discounts . . . . . . . . . . . . . .  (33,843)      (75,396)
 Realized investment security losses   . . . . . . . .   6,596        19,970
 Increase in accrued interest receivable  . . . . . . (700,681)     (226,729)
 Increase in accrued interest payable . . . . . . .    376,384       820,733
 Other  . . . . . . . . . . . . . . . . . . . . . . (1,770,453)     (473,856)
Net cash provided by operating activities              180,639     1,862,794

Investing activities:
 Proceeds from sales of investment securities . . .    999,999     4,531,610
 Proceeds from maturity of investment securities  . .6,604,645     9,560,990
 Purchase of investment securities  . . . . . . . .(40,195,649)  (14,024,752)
 Increase in interest-bearing deposits
   with other banks . .                             (2,235,263)     (216,211)
 Net increase in loans to customers . . . . . . . . (8,464,439)  (15,895,711)
 Cash acquired - purchase of Haleyville location  . 18,811,140       -0-
 Proceeds from sale of premises and equipment . . .     92,130        40,660
 Capital expenditures . . . . . . . . . . . . . . . (1,868,866)   (1,212,665)
Net cash used in investing activities . . . . . .  (26,256,303)  (17,216,667)

Financing activities:
 Net increase (decrease) in demand deposits,
   NOW accounts,and savings accounts  . . . . . .   17,937,561    (1,139,167)
 Net increase in certificates of deposit  . . . . .  3,830,233    25,831,944
 Net increase in short-term borrowings  . . . . .    1,459,322     1,015,994
 Issuance and sale of common stock. . . . . . . . .  3,013,493         -0-
 Repayment of long-term debt  . . . . . . . . . . .   (381,108)     (379,399)
 Cash dividends . . . . . . . . . . . . . . . . . .   (908,788)     (843,918)
Net cash provided by financing activities . . . .   24,950,713    24,485,454

Net increase(decrease)in cash and cash equivalents  (1,124,951)    9,132,169

Cash and cash equivalents at beginning of period  . 36,438,247    13,648,601

Cash and cash equivalents at end of period  . .  $  35,313,296  $ 22,780,770


               See notes to consolidated financial statements

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                         Six Months Ended
                                                             June  30,
                                                      1996            1995

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest  . . . . . . . . . . . . . . . . . . . . $  7,906,020  $  5,550,088
 Income taxes  . . . . . . . . . . . . . . . . . . .    258,690       114,261

Supplemental schedule of non-cash investing and financing activities:

Other real estate of $531,000 was acquired in 1996 from employees as a result of the Company s relocation program.

Upon the pledging of purchased shares to obtain additional ESOP debt of $1,126,007 on May 17, 1996 and of $137,918 on October 2,1995, long-term debt was increased and equity was decreased . The debt was reduced and shares were released by $80,088 and $85,680 , respectively, during each of the six month periods ended June 30, 1996 and 1995 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

Unrealized gains or losses on investment securities available for sale changed by $2,226,586 during the six months ended June 30, 1996, from an unrealized gain of $745,887 at December 31, 1995, to a loss of $1,480,699 at June 30, 1996(both net of the effect of deferred taxes).

On January 16, 1996, the Company acquired the assets and assumed the liabilities of the Haleyville, Alabama branch of a regional bank.The liabilities assumed in the transaction totaled $33,366,553 and non-cash assets acquired totaled $12,227,125.Accordingly, the resultant cash receipt by the Company,net of the premium of $2,328,288 paid for the branch s deposits, was $18,811,140.


                  See notes to consolidated financial statements.

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1996



NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B - Income Taxes

The effective tax rates of approximately 27.3 percent and 23.4 percent for the six months ended June 30, 1996 and 1995 are less than the statutory rate principally because of the effect of tax-exempt interest income.

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

At June 30, 1996, the Company had net unrealized losses of $2,467,832 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in stockholders' equity of $1,480,699, net of deferred tax liability. There were no trading securities. The net decrease in stockholders equity as a result of the SFAS 115 adjustment from December 31, 1995 to June 30, 1996 was $2,226,586.


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

Also on January 9, 1995, the Board of Directors passed a resolution authorizing the preparation of a Registration Statement for the proposed sale of 312,161 shares of the Company's $.10 par value common stock, consisting of the Company's 115,978 shares of treasury stock and 196,183 newly issued shares. As of June 30, 1996, $6,175,898 of additional capital had been generated by the sale, which was fully subscribed . $3,013,493 of the additional capital was created in 1996.

NOTE D - Shareholders' Equity (continued)


On March 28, 1996, the Company issued a total of 87,500 options to purchase its common shares to its directors. The options were distributed among the directors based upon their years of service and their positions of leadership with the Company. Each of the stock option agreements contained an option price of$20.00 per share,the market value of the shares at the time of issuance. The options are exercisable between April 1, 1996 and March 31, 2001, and are treated as non-qualified options under the provisions of the Internal Revenue Code. The agreements also contain a provision whereby the Company shall compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

These options have been treated as common stock equivalents and have been included in the calculation of average common shares outstanding in Exhibit 11, causing the equivalent average number of shares outstanding for the first half of 1996 to rise by 45,193 shares. The dilutative effect on earnings per share for the quarter ended June 30, 1996 was $.02. There was no dilutative effect on the book value of the Company s common shares at June 30, 1996.


NOTE E - Employee Stock Ownership Plan


The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. Employees who work 1,000 hours in any consecutive twelve month period become participants in the ESOP on December 31 of that year, and remain eligible in every subsequent year in which 1,000 hours of work are completed. Employer contributions, which are made at the discretion of the Company's Board of Directors, are allocated to eligible participants in proportion to their eligible pay, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan.The Internal Revenue Service imposes a limit ($150,000 in 1996) on the maximum amount of eligible pay under the plan.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP. These shares were funded with the same promissory note which provided funds to refinance the previously executed notes. This new note was originally secured by 117,847 shares of the Company s common stock. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The note is guaranteed by the Company. As of June 30, 1996, there were 117,029 unreleased shares with a fair value of approximately $2,340,000. These shares are subtracted from outstanding shares for earnings per share calculations.

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

At June 30, 1996, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,175,117.

                                Item 2.
     MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates,"the Company"shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 1996 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


FINANCIAL CONDITION

June 30, 1996 compared to December 31, 1995


Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 1996. Loans, net of unearned income and reserve for loan losses, were 61.1% of total assets at June 30, 1996 and 64.9% of total assets at December 31, 1995. Total net loans were $256,447,547 at June 30, 1996, representing a 8.8% increase from the December 31, 1995 total of $235,631,975. This increase of approximately $20.8 million was due to improving economic conditions in the Company's markets, a significant purchase of loans in the Haleyville market by the Alabama subsidiary, and a management emphasis on quality loan growth.


Investment Securities and Other Earning Assets

Investment securities and federal funds sold increased $23,957,274 or 26.5% from December 31, 1995 to June 30, 1996. This increase was due primarily to deposit growth in excess of loan growth , and the assumption of liabilities in excess of assets purchased in the Haleyville, Alabama market. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at June 30, 1996 were $98,897,136 compared with $69,989,862 at December 31,1995,reflecting a 41.3% increase of $28,907,274.
Short-term investments in the form of interest-bearing deposits with banks were $4,147,551 at June 30, 1996 and $1,912,288 at December 31, 1995.


Asset Quality

Between December 31, 1995 and June 30, 1996, the Company experienced a slight decline in the quality of its assets as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets(defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) declined from 1.80 to 1.20. The ratio of total nonperforming assets to total assets experienced an increase to
0.004 from 0.003, and the ratio of nonperforming loans to total loans increased to 0.007 from 0.005 at 12/31/95. These ratios declined due to an increase in past due and nonaccrual loans, and an increase in other real estate due to the purchase of employees homes who were relocated by the Company.
All three of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.


Deposits

Total  deposits  of $375,108,413 at June 30, 1996 increased $54,959,068 (17.2%)
over total deposits of $320,149,345 at year-end 1995. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $10,129,553 or 24.6% from year-end 1995 to June 30, 1996, and interest-bearing deposits increased $44,829,515 (16.1%) from year-end 1995. Certificates of deposit of $100,000 or more increased $12,984,915 (21.5%).

Other Short-term Borrowings

Other short-term borrowings totaled $2,925,426 at June 30, 1996, a $916,742 increase from the December 31, 1995 total of $2,008,684.


Long-term Debt

At June 30, 1996 and December 31, 1995, the Company had notes payable totaling $8,718,684, and $7,919,873, respectively. On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At June 30,1996 and December 31, 1995, the amounts outstanding were $4,802,637 and $4,980,512, respectively, due December 17, 2002, bearing interest at a floating prime, and collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $58,681 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP with a promissory note with a beginning balance of $2,183,805. The Company has guaranteed this debt; accounting and reporting guidelines mandate that the debt be recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. This note was originally secured by 117,847 shares of the Company s common stock. The note bears interest at a floating rate, with principal and interest payments of $23,948 due monthly through June 17, 2018, with all remaining principal, if any, due upon that date. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,175,117 at June 30, 1996, secured by 117,029 of unreleased shares of Company stock .

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7 %. The Company maintains the right to prepay the note at its sole discretion.The balance of the note was $1,918,806 at June 30, 1996.

Maturities of long-term debt for the years ending December 31 are as follows:

        1996  . . . . . . . . .         $     436,921
        1997  . . . . . . . . .               882,729
        1998  . . . . . . . . .               897,614
        1999  . . . . . . . . .               912,767
        2000  . . . . . . . . .               929,160
        Thereafter  . . . . . .             4,659,493

                                        $   8,718,684



Shareholders' Equity

Company shareholders' equity increased $141,425 from December 31, 1995 to June 30, 1996, due to: net earnings of $1,443,225, the payment of a cash dividend of $908,788, the sale of additional common stock for $3,013,493, the net increase of unearned ESOP shares by $1,179,919, and the decrease in the measurement for unrealized gains or losses on securities available for sale totaling $2,226,586, net of deferred tax liability.

Capital Resources


A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to $29.1 million at June 30, 1996. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. TierI capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $ 33.1 million at June 30, 1996.

The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

Six months ended March 31, 1996 and 1995


Summary

Net earnings of the Company for the six months ended June 30, 1996 were $1,443,225 compared to $1,125,003 for the same period in 1995, representing a 28.3% increase. This increase was due principally to the increase of interest margin resulting from the growth in average earning assets . This is a direct result of the Company's expansion activity, with three new banking facilities being opened in 1994, two new locations opening in 1995, four new locations opening in 1996,plus the purchase of the assets and assumption of liabilities of the Haleyville, Alabama branch of a regional bank in the first quarter of 1996. This growth in net interest income is partially offset by an increase in noninterest expense in excess of noninterest income, as the Company is absorbing the direct costs of operating these new facilities; additionally, the Company has increased its staffing levels within its support functions to a level which not only allows quality service to current banking customers but which also anticipates continued growth in the future. Net interest income increased $1,147,996 during the first half of 1996, as compared to the same period in 1995; noninterest expenses increased $949,579 during same period, while noninterest income increased by $368,221.


Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 1996 increased $3,233,508 (26.1%) from the same period in 1995. This increase was due to higher average outstanding balances of earning assets. Average earning assets outstanding during the first half of 1996 were $18,293,715 higher than during the first two quarters of 1995. Interest expense for the six months ended June 30, 1996 increased $2,085,512 or 32.7% over the corresponding period of 1995. As a result of these factors, net interest income increased $1,147,996 or 19.1%, in the six months ended June 30, 1996, compared to the same period of 1995.



Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $277,134 for the six months ended June 30, 1996 compared to $226,711 for the same period of 1995. Charge-offs exceeded recoveries by $374,063 for the six months ended June 30, 1996. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was .86% at June 30, 1996 compared to .93% at year-end 1995.



Noninterest Income

Noninterest income for the six months ended June 30, 1996 was $1,978,190 compared to $1,609,969 for the same period of 1995. This 22.9% increase was primarily due to an increase in service charges on deposit accounts of $200,239 in the first half of 1996 as compared to the same period of 1995, and the recognition of fees from debt cancellation contracts, a program which did not exist during the period ended June 30, 1995, of $215,513 . Significant components of noninterest income are as follows: Service charges on deposits increased $200,239 (24.4%), insurance commissions decreased $126,338 (35.5%), security losses totaled $6,596 as opposed to losses of $19,970 in 1995, and other operating income, primarily dues for the bank club account, fees on debt cancellation contracts, and appraisal fees, increased $241,958 (97.1%) to $491,259.

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 1996 were $6,891,476, reflecting a 16.0% increase over the same period of 1995. The primary components of noninterest expenses are salaries and employee benefits, which increased to $4,259,151 for the six months ended June 30, 1996, 18.9% higher than in the same period of 1995. The increases in salaries and employee benefits are due to staffing for new banking locations and future expansion as well as merit increases and incentive payments. Occupancy costs increased $32,448 (7.5%), furniture and equipment expenses rose by $86,067 (22.4%), and director and committee fees increased by $57,950 (42.2).Other operating expenses rose by 6.8% to $1,501,504.

The majority of these expenses should continue at or above the levels for the six months ended June 30, 1996, since management intends to continue its growth policies.

he Company remains dependent upon the earnings of its principal subsidiary, Community Bank (Alabama), for its earnings.

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


Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $541,942 for the six months ended June 30, 1996 increased $197,993 compared to the same period of 1995, due primarily to the increase in income before tax. Taxes as a percent of earnings increased from 23.4% to 27.3%. The effective tax rate of approximately 27.3% is less than the statutory rate principally because of the effect of tax-exempt interest income.

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
                             Per Share

        27                 Financial Data Schedule
                            (for the SEC use only)

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

EXHIBIT 11 -- STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



The following tabulation presents the calculation of primary and fully diluted earnings per common share for the six-month and three-month periods ended June 30, 1996 and 1995.

                                  Six Months Ended        Three Months Ended
                                      June 30,                  June 30,
                                  1996        1995         1996          1995

Reported net income       $ 1,443,225    $ 1,125,003    $  772,597  $ 670,274


Earnings on common shares $ 1,443,225    $ 1,125,003    $  772,597  $ 670,274


Weighted average common
 shares outstanding  . . .  1,887,084      1,622,445     1,948,508  1,623,866

Earnings per common
share-primary and fully-diluted:
 Income from continuing
   operations . . . . . . $       .76    $       .69    $      .40  $     .41

 Net income  . . . . . .  $       .76    $       .69    $      .40  $     .41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          COMMUNITY BANCSHARES, INC.

August 7, 1996                             /s/ Kennon R. Patterson, Sr.
Date                                       Kennon R. Patterson, Sr., as its
                                           President and Chief Executive
                                           Officer



August 7, 1996                             /s/ Paul W. Williams, CPA
Date                                       Paul W. Williams, CPA, as its Senior
                                           Vice President and Chief
                                           Accounting Officer