Form 10-K
period 1996-12-31
COMMUNITY BANCSHARES INC /DE/
filed 1997-03-07
CIK 752195

                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 1996          Commission File No. 0-16461

                                       OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                         63-0868361
------------------------                    -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                          Main Street, P. O. Box 1000
                          Blountsville, Alabama  35031
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (205)  429-1000
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

                             Yes   X       No
                                ------        ------

       As of January 31, 1997 the aggregate market value of voting stock held by non-affiliates was $ 26,108,910.

   Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

          Class                             Outstanding at January 31, 1997
-------------------------------             --------------------------------
 Common Stock, $.10 Par Value                           1,888,697

  Documents Incorporated by Reference      Part of 10-K in which incorporated
---------------------------------------    ----------------------------------
Proxy Statement for 1997 annual meeting                  Part III



     The total number of pages in this report including exhibits is 233.

                                     PART 1

ITEM 1 - BUSINESS

Community Bancshares, Inc. (the "Company") is registered as a bank holding company with the Federal Reserve Board under the Bank Holding Act. The Company was organized in 1983 and commenced business in February, 1985, with the acquisition of the Bank of Blountsville. As of December 31, 1996, the Company had two operating bank subsidiaries, Community Bank, an Alabama banking corporation ("Community Bank (Alabama)"), and Community Bank, a Tennessee banking corporation ("Community Bank (Tennessee)"). The majority of the banks' loans are to individuals and small to mid-size businesses in Alabama and Tennessee.

Community Bank (Alabama) operated through fourteen locations in Blount, Dekalb, Lauderdale, Limestone, Madison, Marshall and Morgan Counties in Alabama during all of 1996. Seven additional Alabama locations were opened during 1996: two locations in Haleyville (Winston County) on January 17; Double Springs, (Winston County) on April 1; Cleveland (Blount County) on June 1; Hamilton (Marion County) on July 1; Oneonta Walmart location (Blount County) on July 10; and Uniontown (Perry County) on July 16. This brings the Alabama subsidiary to a total of 21 locations in 10 Alabama counties.

Community Bank (Alabama) also operates three subsidiaries, Community Appraisals, Inc., Community Insurance Corp., and 1st Community Credit Corporation. Community Appraisals, Inc. is engaged in the business of appraising real estate. Community Insurance Corp. currently acts as an agent for selling title insurance and life insurance. 1st Community Credit Corporation operates finance companies in 6 Alabama communities.

Community Bank (Tennessee) commenced operations on November 15, 1993, in Pulaski, Tennessee. The Tennessee bank is situated in an economic and geographical area with the same characteristics as the Alabama bank subsidiary markets.

The Company maintains its principal executive offices at Main Street, P.O. Box 1000, Blountsville, Alabama 35031.

SUBSIDIARY BANKS

Community Bank (Alabama) conducts a general commercial banking business at fifteen locations in eight counties in Alabama. The present locations are Blountsville, Oneonta, Snead, West Blount, Cleveland and Oneonta (Walmart location) in Blount County ; Rainsville in DeKalb County; Rogersville in Lauderdale County; Elkmont in Limestone County; Gurley, Meridianville and New Hope in Madison County; Hamilton in Marion County; Arab (Downtown) and Arab (Parkway) in Marshall County; Falkville and Hartselle in Morgan County ; Uniontown in Perry County; and Haleyville , Haleyville-Village East and Double Springs in Winston County.

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

On September 25, 1995, Community Bank (Alabama) executed a definitive agreement to acquire certain assets and liabilities of the Haleyville, Alabama location of Compass Bank. On January 12, 1996, the agreement was consummated, with Community Bank (Alabama) assuming liabilities of $31.3 million in exchange for assets of $12.4 million, a premium of $2.2 million, and cash of $16.7 million. On November 3, 1995, Community Bank (Alabama) executed a definitive agreement with Compass Bank for a similar acquisition, the Uniontown, Alabama location, consummated on July 16, 1996 with the acquisition of assets of $29.7 million and payment of a premium of $260,000, the assumption of liabilities totaling $12.3 million, and a cash payment of $17.7 million.

On December 9, 1996, 1st Community Credit Corporation consummated an agreement with the Charter Financial Group to acquire assets, primarily finance receivables, totaling $1.9 million, for a cash payment, including a purchase premium of $333 thousand, of $2.2 million.

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

EMPLOYEES

At December 31, 1996, the Company and its subsidiaries had approximately 312 full-time equivalent employees. The Company and its subsidiaries provide a variety of group life, health and accident insurance, retirement and stock ownership plans (ESOP) and other benefit programs for their employees. The Company maintains continuing educational and training programs for its employees designed to prepare them for positions of increasing responsibility in management or operations. Membership and participation in professional and industry organizations is encouraged and supported by the Company.

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

The Federal Reserve has adopted a risk-based capital adequacy assessment system for bank holding companies. Assets are weighted by a risk factor and a ratio is calculated by dividing qualifying capital by the risk-weighted assets. Tier I capital generally includes common stock and retained earnings. Total capital is comprised of Tier I capital and Tier II capital, which includes certain allowances for loan losses, certain subordinated debt and perpetual preferred stock. The Company's Tier I and Total Capital ratios exceeded the required minimum levels as of December 31, 1996.

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



             [The remainder of this page intentionally left blank]

ITEM 1 - STATISTICAL DISCLOSURE

                                                                                                        Page(s)
                                                                                                        -------
Consolidated Average Balances,
  Interest Income/Expense and Yields/Rates  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23-24


Rate/Volume Variance Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25-26


Investment Portfolio and Investment Portfolio Maturity Schedule . . . . . . . . . . . . . . . . . .      14-15


Loan Portfolio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13


Selected Loan Maturity and Interest Rate Sensitivity  . . . . . . . . . . . . . . . . . . . . . . .         13


Nonperforming Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29


Summary of Loan Loss Experience . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27-28


Allocation of Loan Loss Reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28


Maturities of Large Time Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16


Maturities of Long-term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16


Return on Equity and Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20


Interest Rate Sensitivity Analysis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18


Capital Adequacy Ratios . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20


Noninterest Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30


Noninterest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30-31

                     [This page intentionally left blank]

ITEM 2 - PROPERTIES

The main offices of the Company are housed in a colonial style two story building owned by Community Bank (Alabama) and located on U. S. Highway 231 in Blountsville, Alabama.

The main office of Community Bank (Alabama) is located at 68149 Main Street, Blountsville, Alabama, in a one story brick building constructed in 1975 and which was extensively remodeled during 1994. The premises are owned by Community Bank (Alabama). The Alabama bank subsidiary owns or leases buildings that are used in the normal course of business in ten counties in North Alabama, namely Blount, DeKalb, Lauderdale, Limestone, Madison, Marion, Marshall, Morgan, Perry and Winston.

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


ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1996.


             [The remainder of this page intentionally left blank]

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


Company Common Stock ("Shares") was held by approximately 1,294 shareholders of record at December 31, 1996. There is no established trading market for Company Shares, which have been traded inactively in private transactions. Therefore, no reliable information is available as to trades of Company Shares, or as to the prices at which such Shares have traded. Management has reviewed the limited information available as to the ranges at which Shares have sold. The following data regarding Shares is provided for information purposes only, and should not be viewed as indicative of the actual or market value of Shares.


                                                                                       Estimated Price Range
                                                                                             Per Share
                                                                                      ------------------------
                                                                                        High             Low
                                                                                      ---------       --------
1996:
   FIRST QUARTER  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   20.00       $  20.00
   SECOND QUARTER   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20.00          20.00
   THIRD QUARTER  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20.00          20.00
   FOURTH QUARTER   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           23.00          22.00

1995:
   First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   20.00       $  15.00
   Second Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20.00          18.00
   Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20.00          15.00
   Fourth Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20.00          17.00


A cash dividend of $.75 per share was declared by the Company's Board of Directors on January 8, 1997 and was paid on January 10, 1997. Management continues to anticipate retaining substantially all earnings to finance the Company's growth. The payment of dividends on Shares is subject to the prior payment of principal and interest on the Company's long-term debt, sufficient earnings and capital in the subsidiaries and to regulatory restrictions. See "Financial and Statistical Information" and Consolidated Financial Statements and related notes.

ITEM 6 - SELECTED FINANCIAL DATA


The following table sets forth selected financial data for the last five years. All averages are daily averages.


                                                   1996        1995          1994         1993        1992
                                                 --------    --------      --------     --------    --------
                                                           (in Thousands Except Per Share Data)
Interest income . . . . . . . . . . . . . . .    $ 33,600    $ 26,304      $ 20,751     $ 17,774    $ 17,798
Interest expense  . . . . . . . . . . . . . .      17,426      13,751         9,507        8,008       8,949
Net interest income . . . . . . . . . . . . .      16,174      12,553        11,244        9,766       8,949
Provision for loan losses . . . . . . . . . .         834       1,088           638          418         539
Non-interest income . . . . . . . . . . . . .       4,447       3,717         3,189        2,914       2,618
Non-interest expense  . . . . . . . . . . . .      14,902      12,046        10,193        8,824       7,297

Net income  . . . . . . . . . . . . . . . . .       3,459       2,705         2,688        2,572       2,699
Per Share data:
   Net income   . . . . . . . . . . . . . . .        1.79        1.62          1.60         1.94        2.19
   Cash dividends   . . . . . . . . . . . . .         .50         .50           -0-          -0-         -0-
   Shareholders' equity (book value)
       at period end  . . . . . . . . . . . .       17.25       16.26         13.91        13.49       10.80
Balance Sheet:
   Loans  . . . . . . . . . . . . . . . . . .     322,762     237,841       206,428      151,651     135,782
   Deposits   . . . . . . . . . . . . . . . .     400,338     320,149       263,413      227,770     198,312
   Long-term debt   . . . . . . . . . . . . .       8,281       7,920         8,713        6,392       3,745
   Average equity   . . . . . . . . . . . . .      30,079      24,839        22,672       15,723      12,493
   Average assets   . . . . . . . . . . . . .     421,839     328,244       276,063      232,340     209,169
   Total assets   . . . . . . . . . . . . . .     454,710     362,824       299,352      262,192     219,812
Ratios:
   Return on average assets   . . . . . . . .        0.82%       0.82%         0.97%        1.11%       1.29%
   Return on average equity   . . . . . . . .       11.50%      10.89%        11.86%       16.36%      21.60%
   Dividend payout ratio  . . . . . . . . . .        0.28%       0.31%         0.00%        0.00%       0.00%
   Average equity to average assets   . . . .        7.13%       7.57%         8.21%        6.77%       5.97%
   Total risk-based capital   . . . . . . . .       11.45%      14.10%        13.58%       16.53%      11.20%
   Leverage ratio   . . . . . . . . . . . . .        9.20%       8.61%         7.52%        8.95%       6.60%

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


SUMMARY

The Company's principal market areas are located in North Central Alabama (in the counties of Blount, Dekalb, Lauderdale, Limestone, Madison, Marion, Marshall, Morgan and Winston), Western Alabama (Perry County) and in South Central Tennessee (in Giles County). All of the Company's banking facilities are located in relatively rural areas, placing an emphasis on personal service. None of the banks are located in urban areas.

Management believes that the economies of the areas in which we serve are healthy and expanding, but not at a pace that threatens stability. With the exception of the Blount County, Alabama and Perry County, Alabama markets, each of the markets shares one common characteristic: they are separate and distinct economies, but are close enough to Huntsville, Alabama to share in the economic and employment benefits of that city. Blount County is close enough to Birmingham, Alabama for the same circumstances to apply.

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

The Company's net income of $3,458,986 for 1996 was 28 percent more than 1995's amount of $2,704,798, which was 1 percent more than the $2,687,954 earned during 1994. When stated as changes in net income per share, 1996 represented a 10 percent increase from 1995 compared to a 1 percent decrease in 1995 over 1994. The initial costs of opening the new Tennessee bank subsidiary, resulting in net losses of $17,657 and $153,193 in 1996 and 1995, respectively, have had a significant impact on the growth of the Company's net earnings, as did operating losses of over $600,000 in 1996 and $400,000 during 1995 in Community Bank (Alabama) startups.

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

A stock offering of $9 million commenced in October, 1993 and closed fully sold in February, 1994. Another offering of approximately $6 million was completed during the first half of 1996. This additional capital and the retained earnings generated have placed the Company in the strongest capital position since its inception for future growth and expansion.


EARNING ASSETS

Average earning assets in 1996 increased 28 percent over 1995 primarily as a result of increases in the loan portfolio. The mix of average earning assets shifted slightly from the loan portfolio during 1996 as loans averaged 73 percent of the total for 1996, down from 75 percent during 1995. As a percentage of total average earning assets, investments securities averaged 23 percent and other earning asset categories averaged 4 percent for 1996. In the previous year, the comparable mix was 22 percent in investment securities and 3 percent in the other earning asset categories. The increased volume in earning assets contributed to the higher net interest income reported by the Company. Average earning assets for 1995 increased 18 percent over 1994.

Average loans increased 24 percent in 1996 with much of the increase concentrated in the real estate financing areas. Total loans outstanding at year-end were up 36 percent over the previous year-end level. Real estate-mortgage loans increased 40 percent and consumer loans increased 23 percent from year-end 1995 to year-end 1996. Commercial, financial and agricultural loans, which made up 20 percent of the total loans, increased 47 percent when compared to the previous year. Real estate-construction loans decreased 7 percent but had little effect due to representing only 2 percent of total loans.

Total loans at year-end 1995 grew 15 percent over 1994 and average loans grew 25 percent over the same period.

The Company has intentionally avoided the growing national market in loans to finance leveraged buy-outs, participating in no nationally syndicated leveraged buy-out loans. Concurrently, it has avoided exposure to lesser developed country ("LDC") debt, having no LDC loans in its portfolio.



            [ The remainder of this page intentionally left blank ]

The following table shows the classification of loans by major category at December 31, 1996 and for each of the preceding four years. The second table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year.

                                 LOAN PORTFOLIO

                                                           December 31,
                     ------------------------------------------------------------------------------------------
                           1996               1995              1994               1993              1992
                     ----------------   ---------------   ----------------   ---------------    ---------------
                              PERCENT           Percent            Percent           Percent            Percent
                     AMOUNT  OF TOTAL   Amount of Total   Amount  of Total   Amount of Total    Amount of Total
                     ------  --------   ------ --------   ------  --------   ------ --------    ------ --------
                                                           (in Thousands)
Commercial,
 financial and
 agricultural        $65,634    20.2%  $ 44,686   18.6%  $ 46,892    22.1%  $ 34,200   22.0%  $  32,261   23.1%
Real estate -
 construction          5,262     1.6      5,624    2.4      3,972     1.9      2,186    1.4       2,294    1.7
Real estate -
 mortgage   . .      162,994    50.2    116,289   48.4    103,194    48.6     75,835   48.7      64,846   46.5
Consumer  . . .       90,682    28.0     73,479   30.6     58,051    27.4     43,470   27.9      39,988   28.7
                     -------    ----   --------   ----   --------    ----   --------   ----     -------   ----
                     324,572   100.0%   240,078  100.0%   212,109   100.0%   155,691  100.0%    139,389  100.0%
                               =====             =====              =====             =====              =====

Less: Unearned
 income   . . .        1,810              2,237             5,681              4,040              3,607
 Allowance for
 loan losses  .        2,425              2,209             1,548              1,255              1,062
                     -------           --------          --------           --------            -------
Net loans . . .     $320,337          $ 235,632          $204,880          $ 150,693          $ 134,720
                     =======           ========          ========           ========            =======




              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                     Rate Structure For Loans
                                                     Maturity                         Maturing Over One Year
                                 ------------------------------------------------   ---------------------------
                                                 Over One
                                                   Year
                                     One          Through       Over                Predetermined  Floating or
                                   Year or         Five         Five                  Interest     Adjustable
                                    Less          Years        Years      Total         Rate          Rate
                                 ----------     ---------    ---------   --------   ------------   ------------
                                                                (in Thousands)
Commercial, financial
  and agricultural  . . . . .    $   29,895     $  11,053    $  24,646   $ 65,634   $     24,082   $    11,657
Real estate -
  construction  . . . . . . .         4,547           213          502      5,262            498           217
                                 ----------     ---------    ---------   --------   ------------   -----------

                                 $   34,442     $  11,266    $  25,148   $ 70,896   $     24,580   $    11,874
                                 ==========     =========    =========   ========   ============   ===========

INVESTMENT PORTFOLIO

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. For securities classified as investment securities, it is the intention to hold such securities for the foreseeable future. On January 1, 1994, the Company transferred selected securities to an available for sale category to appropriately reflect the nature of the Company's holdings that are available for sale should liquidity needs dictate, and on December 1, 1995, the entire portfolio was classified as available for sale. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1996 gross investment securities sales were $20.0 million and maturities were $15.6 million, representing 22.5 percent and 17.5 percent, respectively, of the average portfolio for the year. Gains associated with the sales totaled $7,509, accounting for 0.2 percent of noninterest income. Gross unrealized gains in the portfolio amounted to $771 thousand at year end 1996 and unrealized losses amounted to $1.0 million. Average investment securities increased 36.8 percent from 1995.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company's mortgage-backed security portfolio as of December 31, 1996 or 1995 contains no interest-only strips and the amount of unamortized premium on mortgage-backed securities is only $351,132. The recoverability of the Company's investment in mortgage-backed securities is reviewed periodically, and if necessary, appropriate adjustments would be made to income for impaired values.

The carrying amount of investment securities at the end of each of the last three years is set forth in the following table.

                             INVESTMENT PORTFOLIO


                                                                                    December 31,
                                                                  ---------------------------------------------
                                                                      1996              1995            1994
                                                                  -----------      ------------     -----------
                                                                                  (in Thousands)
Securities Held to Maturity:
----------------------------
   U. S. Treasury and U.S. Government agencies  . . . . . . .     $      -0-       $        -0-     $   12,345
   Mortgage-backed securities . . . . . . . . . . . . . . . .            -0-                -0-         12,680
   State and municipal securities . . . . . . . . . . . . . .            -0-                -0-         16,508
                                                                  ----------       ------------     ----------
        Total securities held to maturity . . . . . . . . .       $      -0-       $        -0-     $   41,533
                                                                  ==========       ============     ==========

Securities Available for Sale:
------------------------------
   U. S. Treasury and U.S. Government agencies  . . . . . . .     $   45,135       $     30,431     $   15,719
   Mortgage-backed securities . . . . . . . . . . . . . . . .         26,298             22,848          2,331
   State and municipal securities . . . . . . . . . . . . . .         15,478             16,711          2,804
                                                                  ----------       ------------     ----------
        Total securities available for sale . . . . . . . .       $   86,911       $     69,990     $   20,854
                                                                  ==========       ============     ==========

Total Investment Securities:
----------------------------
   U. S. Treasury and U.S. Government agencies  . . . . . . .     $   45,135       $     30,431     $   28,064
   Mortgage-backed securities . . . . . . . . . . . . . . . .         26,298             22,848         15,011
   State and municipal securities . . . . . . . . . . . . . .         15,478             16,711         19,312
                                                                  ----------       ------------     ----------
      Total investment securities . . . . . . . . . . . . .       $   86,911       $     69,990     $   62,387
                                                                  ==========       ============     ==========

Average taxable securities were 82.0 percent of the portfolio in 1996 and 70.9 percent in 1995 while tax-exempt securities were 18.0 percent in 1996 and 29.1 percent in 1995. Average taxable securities increased 64.7 percent while average tax-exempt securities decreased 15.4 percent in 1995. Average investment securities for 1996 increased 58.2 percent from 1995 average levels. Period-end securities for 1996 increased 24.2 percent from the previous year due to deposit growth in excess of loan demand growth.

The maturities and weighted average yields of the investments in the 1996 portfolio of investment securities are presented below. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations. The average maturity of the investment portfolio is
11.33 years with an average yield of 6.66 percent. Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.



                     INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                                                           Maturing
                             Within             After One But         After Five But              After
                            One Year           Within Five Years     Within Ten Years           Ten Years
                         Amount      Yield      Amount     Yield      Amount     Yield      Amount      Yield
                         ------     -------  ----------   -------   --------    -------   ---------    -------
                                                           (in Thousands)
Securities- All Available for Sale:
-----------------------------------
  U. S. Treasury      $    1,162     6.88%   $   21,388     5.56 %  $  7,952      5.59 %  $     -0-       0.00 %
  U. S. Government
  agencies  . . . .        2,437     6.91         1,982     6.23      16,185      6.52       21,154       7.21
  State and municipal
  securities  . . .           15     6.60           633     6.78       4,401      8.72        9,602       8.07
                      ----------             ----------             --------              ---------
    Subtotal  . . .
                      $    3,614     6.90    $   24,003     5.65    $ 28,538      6.60    $  30,756       7.48
                      ==========             ==========             ========              =========



There were no securities held by the Company, whose aggregate value on December 31, 1996 exceeded ten percent of the Company's consolidated shareholders' equity at that date. (1)
___________________
(1) Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U. S. Government and U. S. Government agencies and corporations are not included.

Average Federal funds sold increased 48.8 percent, reflecting the increased cash available from deposit growth. During 1995, average Federal Funds increased 282.8 percent from 1994 levels. As a percentage of average earning assets, these funds represented 3.0 percent for 1996 compared to 2.6 percent for 1995.

The average balance of interest-bearing deposits with other banks increased
18.3 percent from 1995 to 1996. The average balance from 1994 to 1995 decreased
17.4 percent. Total average earning assets as compared to total average assets for 1996 and 1995 were 90.0 and 90.8 percent, respectively.

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

The portion of the Company's average liabilities represented by interest-bearing deposits increased in both 1996 and 1995 by 27.5 percent and
21.1 percent, respectively. During the same periods, average noninterest-bearing deposits increased 50.1 percent and 8.3 percent, respectively. Customer confidence and satisfaction is evidenced by the increase in total average deposits of 30.2 percent in 1996 and 19.4 percent in 1995. The largest dollar increase was in the time deposits category.

Average interest-bearing demand deposits rose 21.5 percent while average savings deposits increased 27.9 percent, and average time deposits increased
29.1 percent. The two categories of lowest cost deposits comprised the following percentages of total deposits during 1996 and 1995, respectively: average noninterest-bearing demand deposits - 13.5 percent and 11.7 percent; and average interest-bearing demand deposits - 14.9 percent and 15.9 percent. Of total time deposits, approximately 34.2 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1996 are summarized in the table below.

                       MATURITIES OF LARGE TIME DEPOSITS

                                                                     Time            Other
                                                                 Certificates        Time
                                                                  of Deposit       Deposits         Total
                                                                -------------    ------------     ------------
                                                                                (in Thousands)
Three months or less  . . . . . . . . . . . . . . . . . .       $     14,168     $     18,764     $     32,932
Over three through six months . . . . . . . . . . . . . .              9,051              -0-            9,051
Over six through twelve months  . . . . . . . . . . . . .             18,507              -0-           18,507
Over twelve months  . . . . . . . . . . . . . . . . . . .             19,860              -0-           19,860
                                                                ------------     ------------     ------------

  Total   . . . . . . . . . . . . . . . . . . . . . . . .       $     61,586     $     18,764     $     80,350
                                                                ============     ============     ============

Borrowed funds consist primarily of short-term borrowings and long-term debt. Short-term borrowings at year-end 1996 and 1995 consisted of the U. S. Treasury Tax and Loan Note Option account, federal funds purchased, and securities sold under agreements to repurchase. Long-term debt consisted of various commitments with scheduled maturities from one to twenty years.

The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 1996.

                                                                MATURITIES OF LONG-TERM DEBT
                                                   1997        1998         1999        2000         2001
                                                ----------  ----------  -----------  ----------  -----------
                                                                       (in Thousands)
Interest on indebtedness  . . . . . . . . .     $      627  $      555  $       481  $      408  $       331
Repayment of principal  . . . . . . . . . .            876  $      890          906         921          940
                                                ----------------------  -----------  ----------  -----------

                                                $    1,503  $    1,445  $     1,387  $    1,329  $     1,271
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

Dividends paid by Community Bank (Alabama) are the primary source of funds available to the Company for debt repayment, payment of dividends to its stockholders and other needs. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Alabama Superintendent of Banks is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. At December 31, 1996, Community Bank (Alabama) could have declared dividends of $7,697,144 without approval of regulatory authorities.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate-construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $34.4 million or 10.6 percent of the total loan portfolio at December 31, 1996 and investment securities maturing in one year or less equaled $3.6 million or 4.2 percent of the portfolio. Other sources of liquidity include short-term investments such as Federal funds sold and maturing interest- bearing deposits with other banks.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of federal funds from other commercial banks from available lines of up to $7,000,000. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable company cash position.

INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a cumulative basis. The following tables show interest sensitivity gaps for these different intervals as of December 31, 1996.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                       0-30        31-90       91-365       1-5        Over 5
                                       Days         Days        Days       Years        Years       Total
                                   ----------   ----------  ----------  -----------  ----------  -----------
At December 31, 1996
--------------------
                                                                 (in Thousands)
Interest-earning assets(1)
  Loans . . . . . . . . . . . .    $   35,011   $   41,642  $   63,641  $   124,562  $   57,906  $   322,762
  Investment Securities:
   Taxable  . . . . . . . . . .         1,345          -0-       2,254       23,370      44,465       71,434
   Tax-exempt   . . . . . . . .           -0-          -0-          15          633      14,829       15,477
  Time deposits in other banks            -0-        1,324         250          200         -0-        1,774
  Federal funds sold  . . . . .           -0-          -0-         -0-          -0-         -0-          -0-
                                   ----------   ----------  ----------  -----------  ----------  -----------
                                       36,356       42,966      66,160      148,765     117,200      411,447
                                   ----------   ----------  ----------  -----------  ----------  -----------
Interest-bearing liabilities(2)
  Demand deposits(3)  . . . . .        20,459       20,458      20,458          -0-         -0-       61,375
  Savings deposits(3)   . . . .        17,831       17,831      17,830          -0-         -0-       53,492
  Time deposits . . . . . . . .        18,459       41,564     104,228       70,849         125      235,225
  Other short-term borrowings .         8,376          -0-         -0-          -0-         -0-        8,376
  Long term debt  . . . . . . .            73          147         664        3,686       3,711        8,281
                                   ----------   ----------  ----------  -----------  ----------  -----------
                                       65,198       80,000     143,180       74,535       3,836      366,749
                                   ----------   ----------  ----------  -----------  ----------  -----------

Interest sensitivity gap  . . .    $  (28,842)  $  (37,034)  $ (77,020)  $   74,230  $  113,364  $    44,698
                                   ==========   ==========   =========   ==========  ==========  ===========

Cumulative interest
  sensitivity gap . . . . . . .    $  (28,842)  $  (65,876)  $(142,896)  $  (68,666) $   44,698
                                   ==========   ==========   =========   ==========  ==========
Ratio of interest-earning assets
  to interest-bearing liabilities        0.56         0.54        0.46         2.00       30.55
                                   ==========   ==========   =========   ==========  ==========
Cumulative ratio  . . . . . . .          0.56         0.55        0.50         0.81        1.12
                                   ==========   ==========   =========   ==========  ==========
Ratio of cumulative gap to
  total interest-bearing assets         (0.79)       (0.83)      (0.98)       (0.23)       0.11
                                   ==========   ==========   =========   ==========  ==========

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

As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of interest-bearing liabilities over earning assets of $28.8 million. For the first 365 days, interest-bearing liabilities exceed earning assets by $142.9 million. During this one year time frame, 78.6 percent of all interest bearing liabilities will reprice compared to 35.4 percent of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself will not ensure maximum net interest income. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

During the last quarter of 1993 and the first quarter of 1994, the Company offered a maximum of 600,000 shares of its $.10 par value common stock at $15 per share with the anticipation of raising up to $9,000,000 of capital. On February 11, 1994 the offering was closed upon full subscription of all 600,000 shares offered for sale, raising $8,916,742 of capital after reduction for offering costs. During 1995, the Company began a stock offering of up to 312,161 shares of its $.10 par value stock at $20 per share with the anticipation of raising up to $6.2 million of capital. On June 13, 1996 the offering was closed upon full subscription of all shares offered for sale, raising $6,175,898 of capital after reduction for offering costs.

The proceeds of both offerings are available for debt reduction, capital enhancement and future growth and expansion of the Company.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk- based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, amounted to $29.9 million at December 31, 1996. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-based capital and was $34.1 million at year-end 1996. The percentage ratios, as calculated under the guidelines were 10.06 percent and 11.45 percent for Tier I and Total Risk-based capital, respectively, at year-end 1996. Both levels currently exceed the minimum ratios of four percent and eight percent, respectively.

Applying the current guidelines to the preceding two years also resulted in capital ratios exceeding the minimum requirements.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio the Company's shareholders equity, minus goodwill bears to total average assets minus goodwill. The Company's leverage ratios as of December 31, 1996, 1995, and 1994 exceeded the regulatory minimum requirement of 4% .

The table following illustrates the company's regulatory capital ratios at December 31, 1996, 1995 and 1994 under the year end 1996 requirements.

                            CAPITAL ADEQUACY RATIOS

                                                                     1996             1995             1994
                                                                -------------    -------------    -------------
                                                                                (in thousands)
    Tier 1 Capital  . . . . . . . . . . . . . . . . . . . . .   $     29,941     $     28,273     $     23,182
    Tier 2 Capital  . . . . . . . . . . . . . . . . . . . . .          4,135            3,983            3,381
                                                                ------------     ------------     ------------

          TOTAL QUALIFYING CAPITAL  . . . . . . . . . . . . .   $     34,076     $     32,256     $     26,563
                                                                ============     ============     ============

    Risk Adjusted Total Assets (including
     off-balance-sheet exposures)   . . . . . . . . . . . . .   $    297,650     $    228,714     $    195,646
                                                                ============     ============     ============

    Tier 1 Risk-Based Capital Ratio   . . . . . . . . . . . .          10.06%           12.36%           11.85%
                                                                ============     ============     ============

    Total Risk-Based Capital Ratio  . . . . . . . . . . . . .          11.45%           14.10%           13.58%
                                                                ============     ============     ============

    Leverage Ratio  . . . . . . . . . . . . . . . . . . . . .           9.20%            8.61%             7.5%
                                                                ============     ============     ============




In addition to regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. The following table summarizes these and other key ratios for the Company for each of the last three years.


                          RETURN ON EQUITY AND ASSETS

                                                                              Years Ended December 31,
                                                                    -------------------------------------------
                                                                       1996             1995             1994
                                                                    ---------        ---------        ---------
Return on average assets  . . . . . . . . . . . . . . . . . .            0.82%            0.82%            0.97%
Return on average equity  . . . . . . . . . . . . . . . . . .           11.50            10.89            11.86
Dividend payout ratio . . . . . . . . . . . . . . . . . . . .            0.28             0.31             ----
Average equity to average assets ratio  . . . . . . . . . . .            7.13             7.57             8.21

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

Net interest income for 1996 increased 28.8 percent from 1995 and 11.6 percent in 1995 over 1994. Increased volume in 1996 and 1995 accounted for the majority of the increase. The schedule on pages 24 and 25 provides the detail changes in interest income, interest expense and net interest income due to changes in volume and rate.

Interest income increased 27.7 percent in 1996 and 26.8 percent in 1995. The 1996 increase is due both to the 27.4 percent increase in average earning assets and the 4 basis point decline in the average yield on earning assets. The increase in interest income in 1995 was attributable to the 17.7% increase in average earning assets. Interest income on loans increased 25.8 percent primarily due to increased volume. Interest income on investment securities increased 37.5 percent from 1995 to 1996 as a result of increased average balances outstanding.

Total interest expense increased 26.7 percent due to the effect of a 26.4 percent increase in volume of average interest-bearing liabilities added to the effect of an 8 basis point increase in the rate paid. The rise of interest on deposits and short-term borrowings was due to an increase in volume with exceeded declines in deposit rates.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 1996 was 4.44 percent as compared to 4.46 percent for 1995.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread for 1996 decreased 5 basis points to 3.85 percent from the 1995 spread of 3.90 percent as the yields on earning assets increased at a slower pace than the cost of interest-bearing liabilities.
See the accompanying schedules entitled "Rate/Volume Variance Analysis" and "Consolidated Average Balances, Interest Income/Expenses and Yields/Rates" for more information.

Federal income tax laws applicable to banks during 1996 and 1995 were substantially different from those applicable in prior years. Imposition of the alternative minimum tax, changes in tax rates and the effective elimination of the tax- exempt status of certain previously tax-exempt income, resulted in the distortion of the comparability of yields, interest rate spreads and margins presented on an assumed tax equivalency basis.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

                                                                      Years Ended December 31,
                                                       --------------------------------------------------------
                                                        1996        1995         1994         1993         1992
                                                        ----        ----         ----         ----         ----
Rate earned on earning assets . . . . . . . .           8.85 %      8.82 %       8.20 %       8.32 %       9.22 %
Rate paid on borrowed funds . . . . . . . . .           5.18        5.17         4.33         4.25         5.21

Interest rate spread  . . . . . . . . . . . .           3.67        3.65         3.87         4.07         4.01
Net yield on earning assets . . . . . . . . .           4.26        4.21         4.44         4.58         4.58

1996 was characterized by relatively stable interest rates.Despite the flat rate environment,net interest income increased by 27.4 percent due to the 28.8 percent increase in average earning asset volume.

Absolute changes in net interest income from 1995 to 1996 and from 1994 to 1995 were $3.6 million and $1.3 million, respectively, as reported in the Consolidated Statements of Income. The net interest margin increased to 4.26 percent in 1996 from 4.21 percent in 1995 and the interest rate spread increased to 3.67 percent for 1996 from 1995's 3.65 percent.


             [The remainder of this page intentionally left blank]

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES Taxable Equivalent Basis (in Thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                                     1996
                                                                -----------------------------------------------
                                                                  AVERAGE            INCOME/         YIELD/
                                                                  BALANCE            EXPENSE          RATE
                                                                ------------     -------------    -------------
ASSETS
 Earning assets:
  Loans, net of unearned income (1)   . . . . . . . . . .       $    276,878     $     27,468              9.92%
  Investment securities:
    Taxable . . . . . . . . . . . . . . . . . . . . . . .             73,011            4,702              6.44
    Tax-exempt  . . . . . . . . . . . . . . . . . . . . .             16,049            1,380              8.60
                                                                ------------     ------------
     Total investment securities  . . . . . . . . . . . .             89,060            6,082              6.83
    Time deposits in other banks  . . . . . . . . . . . .              2,522              122              4.84
    Federal funds sold  . . . . . . . . . . . . . . . . .             11,319              604              5.34
                                                                ------------     ------------
     Total interest-earning assets (2)  . . . . . . . . .            379,779           34,276              9.03

 Non interest-earning assets:
  Cash and due from banks   . . . . . . . . . . . . . . .             20,276
  Premises and equipment  . . . . . . . . . . . . . . . .             15,187
  Accrued interest and other assets   . . . . . . . . . .              8,931
  Allowance for loan losses   . . . . . . . . . . . . . .             (2,334)
                                                                ------------

    Total assets  . . . . . . . . . . . . . . . . . . . .       $    421,839
                                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Demand deposits   . . . . . . . . . . . . . . . . . . .       $     55,990            2,106              3.76
  Savings deposits  . . . . . . . . . . . . . . . . . . .             50,844            1,924              3.78
  Time deposits   . . . . . . . . . . . . . . . . . . . .            218,720           12,565              5.74
                                                                ------------     ------------
                                                                     325,554           16,595              5.10
  Other short-term borrowings   . . . . . . . . . . . . .              2,824              155              5.49
  Long-term debt  . . . . . . . . . . . . . . . . . . . .              8,053              676              8.39
                                                                ------------     ------------
    Total interest-bearing liabilities  . . . . . . . . .            336,431           17,426              5.18
                                                                                 ------------     -------------
 Noninterest-bearing liabilities:
  Demand deposits   . . . . . . . . . . . . . . . . . . .             51,003
  Accrued interest and other liabilities  . . . . . . . .              4,326
  Shareholders' equity  . . . . . . . . . . . . . . . . .             30,079
                                                                ------------

    Total liabilities and shareholders' equity  . . . . .       $    421,839
                                                                ============

Net interest income/net interest spread . . . . . . . . .                              16,850              3.85%
                                                                                                  =============

Net yield on earning assets . . . . . . . . . . . . . . .                                                  4.44%
                                                                                                  =============
Taxable equivalent adjustment:
 Loans  . . . . . . . . . . . . . . . . . . . . . . . . .                                 206
 Investment securities  . . . . . . . . . . . . . . . . .                                 470
                                                                                 ------------
  Total taxable equivalent adjustment   . . . . . . . . .                                 676
                                                                                 ------------

Net interest income . . . . . . . . . . . . . . . . . . .                        $     16,174
                                                                                 ============

--------------------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

                                      Years Ended December 31,
--------------------------------------------------------------------------------------------------
                      1995                                                1994
-----------------------------------------------    -----------------------------------------------
   Average           Income/          Yield/          Average           Income/          Yield/
   Balance           Expense           Rate           Balance           Expense           Rate
-------------    -------------    -------------    -------------    -------------    -------------
$     223,222    $      21,837             9.78 %  $     178,123    $      16,614             9.33 %

       46,155            2,952             6.40           51,846            3,105             5.99
       18,962            1,710             9.02           18,667            1,719             9.21
-------------    -------------                     -------------    -------------
       65,117            4,662             7.16           70,513            4,824             6.84
        2,132              107             5.02            2,581              108             4.18
        7,607              441             5.80            1,987               81             4.08
-------------    -------------                     -------------    -------------
      298,078           27,047             9.07          253,204           21,627             8.54


       14,460                                             11,780
       11,518                                              8,251
        5,817                                              4,251
       (1,629)                                            (1,423)
-------------                                      -------------

$     328,244                                      $     276,063
=============                                      =============



$      46,092            1,738             3.77    $      45,249            1,509             3.33
       39,762            1,524             3.83           42,425            1,400             3.30
      169,413            9,551             5.64          123,124            5,940             4.82
-------------            -----                     -------------    -------------
      255,267           12,813             5.02          210,798            8,849             4.20
        2,818              166             5.89            1,554              112             7.21
        8,123              772             9.50            7,403              546             7.38
-------------           ------                     -------------    -------------
      266,208           13,751             5.17          219,755            9,507             4.33
                        ------             ----                     -------------    -------------
       33,974                                             31,369
        3,223                                              2,241
       24,839                                             22,698
-------------                                      -------------

$     328,244                                      $     276,063
=============                                      =============
                        13,296             3.90%                           12,120             4.21%
                                           ====                                      =============
                                           4.46%                                              4.92%
                                           ====                                      =============
                           162                                                291
                           581                                                585
                 -------------                                      -------------
                           743                                                876
                 -------------                                      -------------

                 $      12,553                                      $      11,244
                 =============                                      =============

RATE/VOLUME VARIANCE ANALYSIS
Taxable Equivalent Basis

                                                              Average Volume                 Change in Volume
                                                  -------------------------------------     -------------------
                                                    1996            1995         1994       1996-1995 1995-1994
                                                  --------        --------     --------     --------- ---------
                                                                      (in Thousands)
EARNING ASSETS:
Loans, net of unearned income . . . . . . . . .     $276,878     $223,222    $178,123    $  53,656    $ 45,099
Investment securities:
  Taxable   . . . . . . . . . . . . . . . . . .       73,011       46,155      57,846       26,856      (5,691)
  Tax exempt  . . . . . . . . . . . . . . . . .       16,049       18,962      18,667       (2,913)        295
                                                    --------     --------    --------    ---------    --------



    Total investment securities   . . . . . . .       89,060       65,117      70,513       23,943      (5,396)
Interest-bearing deposits with other banks  . .        2,522        2,132       2,581          390        (449)
Federal funds sold  . . . . . . . . . . . . . .       11,319        7,607       1,987        3,712       5,620
                                                    --------     --------    --------    ---------    --------

     Total earning assets   . . . . . . . . . .     $379,779     $298,078    $253,204    $  81,701    $ 44,874
                                                    ========     ========    ========    =========    ========

INTEREST-BEARING LIABILITIES:
Deposits:
     Demand   . . . . . . . . . . . . . . . . .     $ 55,990     $ 46,092    $ 45,249    $   9,898    $    843
     Savings  . . . . . . . . . . . . . . . . .       50,844       39,762      42,425       11,082      (2,663)
Time  . . . . . . . . . . . . . . . . . . . . . .    218,720      169,413     123,124       49,307      46,289
                                                    --------     --------    --------    ---------    --------
     Total interest-bearing deposits  . . . . .      325,554      255,267     210,798       70,287      44,469

Other short-term borrowings . . . . . . . . . .        2,824        2,818       1,554            6       1,264
Long-term debt  . . . . . . . . . . . . . . . .        8,053        8,123       7,403          (70)        720
                                                    --------     --------    --------    ---------    --------

   Total interest-bearing liabilities   . . . .     $336,431     $266,208    $219,755    $  70,223    $ 46,453
                                                    ========     ========    ========    =========    ========

Net interest income/net interest spread . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Net yield on earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Net cost of funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                                                              Variance Attributed to (1)
                                                                           --------------------------------
      AVERAGE RATE           Interest Income/Expense         Variance            1996            1995
------------------------  -------------------------- ------------------- ----------------- ---------------
 1996     1995     1994    1996     1995      1994   1996-1995 1995-1994  VOLUME   RATE     Volume    Rate
------   ------   ------  ------   ------    ------- --------- --------- -------  ------   --------   ----
                                               (in Thousands)
  9.78%  9.78%    9.33%   $27,468  $21,837   $16,614   $5,631  $5,223     $5,315    316    $4,387       836


  6.44   6.40     5.99      4,702    2,952     3,105    1,750    (153)     1,731     19      (356)      203
  8.60   9.02     9.21      1,380    1,710     1,719     (330)     (9)      (253)   (77)       27       (36)
                          -------  -------   -------   ------  ------     ------   ----     -----    ------

  6.83   7.16     6.84      6,082    4,662     4,824    1,420    (162)     1,478    (58)     (329)      167
  4.84   5.02     4.18        122      108       108       15      (1)        19     (4)      (21)       20
  5.34   5.80     4.08        604      441        81      163     360        200    (37)      313        47
                          -------  -------   -------   ------  ------     ------   ----     -----    ------

  9.03   9.07     8.54     34,276   27,048    21,627    7,229   5,420      7,012    217     4,350     1,070


  3.76   3.77     3.33      2,106    1,738     1,509      368     229        373     (5)       28       201
  3.78   3.83     3.30      1,924    1,524     1,400      400     124        420    (20)      (92)      216
  5.74   5.64     4.82     12,565    9,551     5,940    3,014   3,611      2,841    173     2,486     1,125
                          -------  -------   -------   ------  ------     ------   ----     -----    ------
  5.10   5.02     4.20     16,595   12,813     8,849    3,782   3,964      3,634    148     2,422     1,542

  5.49   5.89     7.21        155      166       112      (11)     54          0    (11)       78       (24)
  8.39   9.50     7.38        676      772       546      (96)    226         (7)   (89)       57       169
                          -------  -------   -------   ------  ------     ------   ----     -----    ------
  5.18   5.17     4.33     17,426   13,751     9,507    3,675   4,244      3,627     48     2,557     1,687
  ----   ----     ----    -------  -------   -------   ------  ------     ------   ----    ------    ------
  3.85%  3.90%    4.21%   $16,850  $13,296   $12,120   $3,554  $1,176     $3,385   $169    $1,793    $ (617)
  ====   ====     ====    =======  =======   =======   ======  ======     ======   ====    ======    ======
  4.44%  4.46%    4.92%
  ====   ====     ====
  4.59%  4.61%    3.75%
  ====   ====     ====



(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses decreased 23.3 percent in 1996 compared to an increase of 70.5 percent in 1995; reserves obtained through the acquisition of assets still provided for an increase of
9.8 percent in the allowance for loan losses. Net loan charge-offs increased
168.6 percent in 1996 after increasing 23.8 percent in 1995. Net charge-offs on consumer loans amounted to 53.0 percent of total net charge-offs for 1996 compared to 20.6 percent in 1995 and 89.3 percent in 1994. Management believes that the $2,424,847 in the allowance for loan losses at December 31, 1996 (.75% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 1996.


                        Summary of Loan Loss Experience

                                                           1996       1995        1994        1993         1992
                                                         --------    --------    --------    --------    ---------
                                                                       (in Thousands)
Allowance for loan losses at beginning of year  . . .    $  2,209    $  1,548    $  1,255    $  1,062    $     940
Loan charged off
  Commercial, financial and agricultural  . . . . . .         392         110          91         129          112
  Real Estate - mortgage  . . . . . . . . . . . . . .         158         -0-         -0-          33          143
  Consumer  . . . . . . . . . . . . . . . . . . . . .         680         399         319         134          226
                                                         --------    --------    --------    --------    ---------
   Total loans charged off  . . . . . . . . . . . . .       1,230         509         410         296          481
                                                         --------    --------    --------    --------    ---------
Recoveries on loans previously charged off
  Commercial, financial and agricultural  . . . . . .          10          22          52           8            2
  Real Estate - mortgage  . . . . . . . . . . . . . .           1           1           2         -0-            9
  Consumer  . . . . . . . . . . . . . . . . . . . . .          72          59          11          63           53
                                                         --------    --------    --------    --------    ---------
   Total recoveries   . . . . . . . . . . . . . . . .          83          82          65          71           64
                                                         --------    --------    --------    --------    ---------

Net loans charged off . . . . . . . . . . . . . . . .       1,147         427         345         225          417

Reserves acquired through purchase  . . . . . . . . .         529         -0-         -0-         -0-          -0-

Provision for loan losses . . . . . . . . . . . . . .         834       1,088         638         418          539
                                                         --------    --------    --------    --------    ---------

Allowance for loan losses at end of period  . . . . .    $  2,425    $  2,209    $  1,548    $  1,255    $   1,062
                                                         ========    ========    ========    ========    =========

Loans, net of unearned income, at end of period . . .    $322,762    $237,841    $206,428    $151,651    $ 135,782
                                                         ========    ========    ========    ========    =========

Average loans, net of unearned income,
  outstanding for the period  . . . . . . . . . . . .    $276,878    $223,222    $178,123    $140,294    $ 128,167
                                                         ========    ========    ========    ========    =========

                                                           1996        1995       1994        1993         1992
                                                         --------    --------    --------    --------    ---------
Ratios:
   Allowance at end of period to loans, net of
   unearned income  . . . . . . . . . . . . . . . . .         .75  %      .93  %      .75 %       .83 %        .78 %
  Allowance at end of period to average loans,
   net of unearned income   . . . . . . . . . . . . .         .88         .99         .87         .89          .83
  Net charge-offs to average loans, net of
   unearned income  . . . . . . . . . . . . . . . . .         .41         .19         .19         .16          .33
  Net charge-offs to allowance at end of period . . .       47.30       19.33       22.29       17.93        39.27
  Recoveries to prior year charge-offs  . . . . . . .       16.31       20.00       21.96       14.76        17.98


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

Management allocated the reserve for loan losses to specific loan classes as follows:

                        ALLOCATION OF LOAN LOSS RESERVE


                                                          December 31,
                   ------------------------------------------------------------------------------------------
                         1996               1995             1994               1993                1992
                   -----------------  ---------------   ----------------  -----------------  ----------------
                            PERCENT           Percent           Percent             Percent          Percent
                   AMOUNT   OF TOTAL  Amount of Total   Amount  of Total  Amount   of Total  Amount  of Total
                   ------   --------  ------ --------   ------  --------  ------   --------  ------  --------
                                                       (in Thousands)
Domestic loans
 Commercial,
   financial and
   and agricultural  $   800     33%    $   442     20%   $   170     11%   $    678     54%   $   276     26%
 Real estate -
   mortgage . .          340     14        --       --        --     --          188     15        340     32
 Consumer   . .        1,285     53       1,767     80      1,378     89         389     31        446     42
                     -------    ---     -------   ----    -------    ---    --------   ----    -------    ---

                     $ 2,425    100%    $ 2,209    100%   $ 1,548    100%   $  1,255    100%   $ 1,062    100%
                     =======    ===     =======   ====    =======    ===    ========   ====    =======    ===



(1)  The Company had no foreign loans.

NONPERFORMING ASSETS

Nonperforming assets as of December 31, 1996 increased 45.5 percent from year-end 1995. Nonperforming loans include loans classified as nonaccrual or renegotiated and those past due 90 days or more for which interest is still being accrued. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 1996. The following table summarizes the Company's nonperforming assets for each of the last five years.


                             NONPERFORMING ASSETS


                                                                            December 31,
                                                      1996        1995         1994         1993         1992
                                                   ---------    --------     --------    ---------    ---------
                                                                          (in Thousands)
Nonaccruing loans . . . . . . . . . . . . . .      $    565     $    491     $    422    $     265    $    276
Loans past due 90 days or more  . . . . . . .           470          317          343          154         604
Restructured loans  . . . . . . . . . . . . .           -0-          -0-          -0-          -0-         -0-
                                                   --------     --------     --------    ---------    --------
Total nonperforming loans . . . . . . . . . .         1,035          808          765          419         880
Nonaccruing securities  . . . . . . . . . . .           -0-          -0-          -0-          -0-         260
Other real estate . . . . . . . . . . . . . .           791          417          290          284          60
                                                   --------     --------     --------    ---------    --------

  Total nonperforming assets  . . . . . . . .      $  1,826     $  1,255     $  1,055    $     703    $  1,200
                                                   ========     ========     ========    =========    ========

Ratios:
 Loan loss allowance to
  total nonperforming assets  . . . . . . . .          1.33         1.80         1.47         1.79        0.89
                                                   =========    ========     ========    =========    ========
 Total nonperforming loans to total
  loans (net of unearned interest)  . . . . .         0.003        0.003        0.004        0.003       0.006
                                                   ========     ========     ========    =========    ========
 Total nonperforming assets
  to total assets . . . . . . . . . . . . . .         0.004        0.003        0.004        0.003       0.005
                                                   ========     ========     ========    =========    ========

The ratio of loan loss allowance to total nonperforming assets decreased by 24.4% from 1995 to 1996, to 1.33. The ratio of total nonperforming loans to total loans was unchanged from 1995 to 1996, and total nonperforming assets to total assets increased by 0.1% from 1995 to 1996, remaining at approximately the same level as the previous three years. Each of these ratios compare favorably with industry averages, and management is aware of no factors which should suggest that they are prone to increases in future periods.

For the years ended December 31, 1996, 1995 and 1994, the difference between the gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

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

NONINTEREST INCOME

Noninterest income for 1996 totaled $4,447,235 as compared to $3,716,891 in 1995 and $3,188,760 in 1994. These amounts are primarily from service charges on deposit accounts, debt cancellation fees and fees on services to customers. Service charge increases are primarily a reflection of the deposit growth of the Company as it has expanded into new markets, and the result that that deposit growth has on deposit account service charges and NSF income. The insurance commissions increased significantly in 1994 as a result of the activities of the Company's Community Insurance unit in the areas of title insurance and life insurance, as well as increased credit life insurance commissions as a result of a significant rise in loan activity. That decreased in 1995 partly due to the shift from credit life insurance to debt cancellation contracts on a portion of the Company's loan portfolio, but increased again in 1996 due to a rise in real estate lending activity in the banks. The shift to debt cancellation is reflected in the 247% increase in that program's revenue for 1996.

                               NONINTEREST INCOME

                                                     Years Ended December 31,                Percent Change
                                             -------------------------------------   --------------------------
                                                1996         1995          1994        1996/1995    1995/1994
                                             ----------   ----------   -----------   ------------   ----------
                                                        (in Thousands)
  Service charges on deposits . . . . . .    $    2,229   $    1,751    $    1,521           27.3%       15.1%
  Insurance commissions . . . . . . . . .           656          637           828
                                                                                              3.0       (23.1)
Investment securities gains (losses)  . .             8          266            21          (97.0)    1,116.7
  Bank club dues  . . . . . . . . . . . .           498          427           306           16.6        39.5
  Debt cancellation fees  . . . . . . . .           388          112           -0-          246.4          --
  Other . . . . . . . . . . . . . . . . .           668          524           513           27.5         2.1
                                             ----------   ----------    ----------
                                             $    4,447   $    3,717    $    3,189           19.6        16.6
                                             ==========   ==========    ==========

NONINTEREST EXPENSES

Noninterest expenses totaled $14,901,551 in 1996 which represents a 23.7 percent increase over 1995 noninterest expenses, which were 18.2 percent higher than in 1994. Salaries and benefits increased $1,926,081 (32.8%) to $9,135,335 in 1996 reflecting the increased personnel costs of completing the staffing of the new Alabama locations. Director and committee fees, which were $286,550 in 1995 and $286,650 in 1994 , increased 62.5% in 1996 to $465,775 . Occupancy expense increased 19.0% to $1,030,522 in 1996 primarily as a result of the building and renovation of several bank locations. Furniture and equipment expense increased 20.6% in 1996 from the 1995 amount, to $1,004,804, compared to a 36.3% increase in 1995. Other operating expenses increased 14.5% to $3,265,115 during 1996. From 1994 to 1995, other operating expenses increased 7.1%.

                              NONINTEREST EXPENSES

                                                     Years Ended December 31,                Percent Change
                                             -------------------------------------   --------------------------
                                                1996         1995          1994        1996/1995    1995/1994
                                             ----------   ----------    ----------   ------------   ----------
                                                        (in Thousands)
  Salaries and employee benefits  . . . .    $    9,135   $    7,209    $    5,877         26.7%         22.7%
  Occupancy expense . . . . . . . . . . .         1,031          866           756         19.1          14.6
  Furniture and equipment expense . . . .         1,005          833           612         20.6          36.1
  Director and committee fees . . . . . .           466          287           287         62.4          -0-
  Amortization of intangibles . . . . . .           275          123           127        123.6          (3.1)
  Advertising . . . . . . . . . . . . . .           229          197           250         16.2         (21.2)
  Insurance . . . . . . . . . . . . . . .           224          495           725        (54.7)        (31.7)
  Professional fees . . . . . . . . . . .           250          247           218          1.2          13.3
  Supplies  . . . . . . . . . . . . . . .           547          380           213         43.9          78.4
  Other . . . . . . . . . . . . . . . . .         1,740        1,409         1,128         23.5          24.9
                                             ----------   ----------    ----------

                                             $   14,902   $   12,046    $   10,193         23.7          18.2
                                             ==========   ==========    ==========




INCOME TAXES

The Company attempts to maximize its net income through active tax planning. This planning resulted in a provision for income taxes of $1,426,344 (29.2%) for 1996, on income of $4,885,330. The tax for 1995 was $430,997 (13.7%) on
income of $3,135,795 and for 1994 was $913,802 (25.4%) on income of $3,601,756.
These tax amounts and rates are lower than the statutory Federal tax rate of 34 percent primarily due to investments in loans and securities earning interest income that is exempt from Federal taxation. The effective tax rate for 1995 also decreased due to an adjustment in the deferred tax valuation allowance and the recognition of a deferred tax benefit from the donation of a capital asset which exceeded its tax basis by approximately $290,000. As proportionately fewer available funds are invested in tax- exempt assets, the effective tax rate will more closely approximate the statutory Federal tax rate. In 1996 the effective tax rate was 85.9 percent of the statutory Federal tax rate compared to 40 percent in 1995 and 75 percent in 1994. A more detailed explanation of income tax expense is included in the accompanying notes to the Consolidated Financial Statements.




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

================================================================================


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



COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Financial Statements                                                                                     Page(s)
                                                                                                         -------
Independent Auditor's Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35

Consolidated Statements of Financial Condition as of December 31, 1996 and 1995 . . . . . . . . . . .       36

Consolidated Statements of Income for the years ended
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39-40

Notes to Consolidated Financial Statements -
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41-69

Quarterly Results (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       70

                                    DUDLEY
                                 HOPTON-JONES
                                     SIMS
                                & FREEMAN PLLP
                                 [LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders of Community Bancshares, Inc.

We have audited the consolidated statements of financial condition of Community Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Birmingham, Alabama
February 14, 1997
                                       DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                        December 31,
                                                                               --------------------------------
                                                                                   1996             1995
                                                                               --------------   --------------
ASSETS
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     5,096,892  $     2,576,214
  Due from banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,515,285       13,512,033
  Interest-bearing deposits with banks  . . . . . . . . . . . . . . . . . .          1,773,778        1,912,288
  Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .                -0-       20,350,000
  Securities available for sale . . . . . . . . . . . . . . . . . . . . . .         86,911,305       69,989,862
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        324,571,991      240,078,385
  Less: Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . .          1,809,698        2,237,612
        Allowance for loan losses . . . . . . . . . . . . . . . . . . . . .          2,424,847        2,208,798
                                                                               ---------------   --------------
                 NET LOANS  . . . . . . . . . . . . . . . . . . . . . . . .        320,337,446      235,631,975
  Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . .         17,076,220       12,524,545
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,847,308        3,476,130
  Intangibles, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,101,306        1,453,756
  Other real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . .            791,435          416,836
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,258,720          980,837
                                                                               ---------------   --------------

                 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .    $   454,709,695   $  362,824,476
                                                                               ===============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing  . . . . . . . . . . . . . . . . . . . . . . . . .    $    50,245,130   $   41,187,667
     Interest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . .        350,092,545      278,961,678
                                                                               ---------------   --------------
                 TOTAL DEPOSITS . . . . . . . . . . . . . . . . . . . . . .        400,337,675      320,149,345
  Other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .          8,376,472        2,008,684
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,542,825        2,073,534
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,281,449        7,919,873
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,612,488        1,653,803
                                                                               ---------------   --------------
                 TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . .        422,150,909      333,805,239
  Shareholders' equity
     Common stock, par value $.10 per share, 5,000,000
         shares authorized, 2,000,000 and 1,849,273 shares
         issued as of December 31, 1996 and 1995  . . . . . . . . . . . . .            200,000          184,927
     Capital surplus  . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,819,722       14,821,302
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .         16,812,517       14,262,319
     Unearned ESOP shares - 112,121 and 64,607 shares
         as of December 31, 1996 and 1995 . . . . . . . . . . . . . . . . .         (2,119,891)        (995,198)
     Unrealized (losses) gains on investment securities
         available for sale, net of deferred tax or tax benefit . . . . . .           (153,562)         745,887
                                                                               ---------------   --------------

                 TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . .         32,558,786       29,019,237
                                                                               ---------------   --------------

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . .    $   454,709,695   $  362,824,476
                                                                               ===============   ==============




                See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                             Years Ended December 31,
                                                                -----------------------------------------------
                                                                    1996             1995             1994
                                                                -------------    -------------    -------------
INTEREST INCOME
  Interest and fees on loans  . . . . . . . . . . . . . . . .    $ 27,261,734     $ 21,675,669     $ 16,324,063
  Interest on investment securities:
   Taxable securities   . . . . . . . . . . . . . . . . . . .       4,701,656        2,951,706        3,105,299
   Securities exempt from federal income taxes  . . . . . . .         910,822        1,128,707        1,133,722
  Interest on federal funds sold  . . . . . . . . . . . . . .         604,111          440,961           80,821
  Interest on deposits in other banks . . . . . . . . . . . .         121,568          106,976          107,539
                                                                 ------------     ------------     ------------
                 TOTAL INTEREST INCOME  . . . . . . . . . . .      33,599,891       26,304,019       20,751,444
                                                                 ------------     ------------     ------------

INTEREST EXPENSE
  Interest on deposits  . . . . . . . . . . . . . . . . . . .      16,595,417       12,813,243        8,849,159
  Interest on other short-term borrowings . . . . . . . . . .         154,982          166,066          112,289
  Interest on long-term debt  . . . . . . . . . . . . . . . .         675,706          771,635          545,879
                                                                 ------------     ------------     ------------
                 TOTAL INTEREST EXPENSE . . . . . . . . . . .      17,426,105       13,750,944        9,507,327
                                                                 ------------     ------------     ------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . .      16,173,786       12,553,075       11,244,117
Provision for loan losses . . . . . . . . . . . . . . . . . .         834,140        1,087,749          638,228
                                                                 ------------     ------------     ------------

                 NET INTEREST INCOME
                   AFTER PROVISION FOR LOAN LOSSES  . . . . .      15,339,646       11,465,326       10,605,889

NONINTEREST INCOME
  Service charges on deposits . . . . . . . . . . . . . . . .       2,228,762        1,750,970        1,521,380
  Insurance commissions . . . . . . . . . . . . . . . . . . .         656,134          637,164          827,938
  Bank club dues  . . . . . . . . . . . . . . . . . . . . . .         498,282          427,291          306,160
  Debt cancellation fees  . . . . . . . . . . . . . . . . . .         387,876          111,926              -0-
  Other operating income  . . . . . . . . . . . . . . . . . .         668,672          523,601          512,588
  Investment securities gains . . . . . . . . . . . . . . . .           7,509          265,939           20,694
                                                                 ------------     ------------     ------------
                 TOTAL NONINTEREST INCOME . . . . . . . . . .       4,447,235        3,716,891        3,188,760
                                                                 ------------     ------------     ------------

NONINTEREST EXPENSES
  Salaries and employee benefits  . . . . . . . . . . . . . .       9,135,335        7,209,254        5,876,916
  Occupancy expense . . . . . . . . . . . . . . . . . . . . .       1,030,522          865,876          756,021
  Furniture and equipment expense . . . . . . . . . . . . . .       1,004,804          833,220          611,510
  Director and committee fees . . . . . . . . . . . . . . . .         465,775          286,550          286,650
  Other operating expenses  . . . . . . . . . . . . . . . . .       3,265,115        2,851,522        2,661,796
                                                                 ------------     ------------     ------------
                 TOTAL NONINTEREST EXPENSES . . . . . . . . .      14,901,551       12,046,422       10,192,893
                                                                 ------------     ------------     ------------

Income before income taxes  . . . . . . . . . . . . . . . . .       4,885,330        3,135,795        3,601,756
Provision for income taxes  . . . . . . . . . . . . . . . . .       1,426,344          430,997          913,802
                                                                 ------------     ------------     ------------

                 NET INCOME . . . . . . . . . . . . . . . . .    $  3,458,986     $  2,704,798     $  2,687,954
                                                                 ============     ============     ============

EARNINGS PER COMMON SHARE - PRIMARY
  AND FULLY DILUTED
  Net income per common share . . . . . . . . . . . . . . . .    $       1.79     $       1.62     $       1.60
  Weighted average common shares outstanding  . . . . . . . .       1,929,280        1,667,945        1,681,892

                 See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                                         Unrealized
                                                                             Unearned        Common     Gain/(Losses)
                                  Common        Capital       Retained         ESOP         Stock in         On
                                  Stock         Surplus       Earnings        Shares        Treasury     Securities       Total
                                ----------   ------------   -------------   -----------    ----------   -------------  ------------
Balance at January 1, 1994  . . $173,982    $13,031,807    $10,259,089     $       -0-      $     -0-    $      -0-     $13,810,331

Effect of Adopting SFAS 115 . .                                                               783,670       783,670

Net Income - 1994 . . . . . . .                              2,687,954                                                    2,687,954

Issuance of Common Stock  . . .    6,400        951,203                                                                     957,603

Recognition of Unreleased ESOP
  shares at January 1, 1994   .                                             (1,200,000)                                  (1,200,000)

Release of ESOP shares during
  year ended December 31, 1994                                                 171,360                                      171,360

Net Change in Unrealized Gains
   (Losses) on Securities . . .                                                                          (1,442,761)     (1,442,761)

Acquisition of Treasury Stock                                                              (2,899,460)                   (2,899,460)
                                --------     ----------     ----------      ----------     -----------   -----------     ----------

Balance at December 31, 1994  .  180,382     13,983,010     12,947,043      (1,028,640)    (2,899,460)     (659,091)     22,523,244

Net Income - 1995 . . . . . . .                              2,704,798                                                    2,704,798

Cash dividends:Common . . . . .                               (809,630)                                                    (809,630)

Issuance of Common Stock  . . .    4,545        838,292                                                                     842,837

Release of ESOP shares during
 year ended December 31, 1995                                                  171,360                                      171,360

Pledging of additional ESOP
  shares during year ended
  December 31, 1995   . . . . .                                               (137,918)                                    (137,918)

Net Change in Unrealized Gains
  (Losses) on Securities  . . .                                                                           1,404,978       1,404,978

Resale of Treasury Stock  . . .                               (579,892)                     2,899,460                     2,319,568
                                --------     ----------     ----------      ----------     -----------   -----------     ----------
BALANCE AT DECEMBER 31, 1995  .  182,927     14,821,302     14,262,319        (995,198)           -0-       745,887      29,019,237

NET INCOME - 1996 . . . . . . .                              3,458,986                                                    3,458,986

CASH DIVIDENDS:COMMON                                         (908,788)                                                    (908,788)

ISSUANCE OF COMMON STOCK  . . .   15,073      2,998,420                                                                   3,013,493

RELEASE OF ESOP SHARES DURING
  YEAR ENDED DECEMBER 31, 1996                                                 135,314                                      135,314

PLEDGING OF ADDITIONAL ESOP
  SHARES DURING YEAR ENDED
  DECEMBER 31, 1996   . . . . .                                             (1,260,007)                                  (1,260,007)

NET CHANGE IN UNREALIZED GAINS
  (LOSSES) ON SECURITIES  . . .                                                                            (899,449)       (899,449)
                                --------     ----------     ----------     -----------     -----------   -----------    -----------
BALANCE AT DECEMBER 31,
  1996  . . . . . . . . . . . . $200,000    $17,819,722    $16,812,517     $(2,119,891)    $      -0-    $ (153,562)    $32,558,786
                                ========    ===========    ===========     ===========     ==========    ==========     ===========

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



                                                                            Years Ended December 31,
                                                                -----------------------------------------------
                                                                    1996             1995             1994
                                                                -------------    -------------    -------------
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .   $   3,458,986    $   2,704,798    $  2,687,954
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses  . . . . . . . . . . . . . . .         834,140        1,087,749         638,228
     Provision for depreciation and amortization  . . . . . .       1,251,145          934,772         747,268
     Amortization of investment security
      premiums and accretion of discounts   . . . . . . . . .         (44,943)        (121,753)       (194,964)
     Deferred tax expense (benefit) . . . . . . . . . . . . .          61,324         (441,035)         38,024
     Realized investment security gains . . . . . . . . . . .          (7,509)        (265,939)        (20,694)
     Loss (gain) on sale of premises and equipment  . . . . .          39,866           (5,269)         28,579
     Increase in accrued interest receivable  . . . . . . . .      (1,009,584)        (795,751)       (585,697)
     Increase in accrued interest payable . . . . . . . . . .         233,690          678,198         336,560
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .       1,217,000          (54,317)       (955,304)
                                                                -------------    -------------     -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                    6,034,115        3,721,453       2,719,954
                                                                -------------    -------------     -----------
   INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale  . . .      20,014,380        8,246,865      19,809,531
  Proceeds from maturity of securities available for sale . .      15,569,562        2,081,237       3,975,895
  Proceeds from maturity of securities held to maturity . . .            -0-        14,381,805      29,080,007
  Purchase of securities available for sale . . . . . . . . .     (53,952,015)     (15,386,069)     (6,007,844)
  Purchase of securities held to maturity . . . . . . . . . .            -0-       (14,197,937)    (27,893,363)
  Net decrease (increase) in interest-bearing
   deposits with other banks  . . . . . . . . . . . . . . . .         138,510          201,535        (173,773)
  Cash used in acquisition of bank branches and finance offices . .  (929,639)             -0-             -0-
  Net increase in loans to customers  . . . . . . . . . . . .     (43,823,086)     (31,205,039)    (55,207,261)
  Proceeds from sale of premises and equipment  . . . . . . .         115,319           79,223         296,741
  Capital expenditures  . . . . . . . . . . . . . . . . . . .      (5,352,381)      (3,047,780)     (4,476,926)
  Net proceeds from sale of other real estate . . . . . . . .         380,508           47,292          86,537
                                                                -------------    -------------     -----------
         NET CASH USED IN INVESTING ACTIVITIES  . . . . . . .     (67,838,842)     (38,798,868)    (40,510,456)
                                                                -------------    -------------     -----------
   FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
   and savings accounts   . . . . . . . . . . . . . . . . . .      19,052,113        2,466,443      13,167,552
  Net increase in certificates of deposit . . . . . . . . . .      15,686,984       54,270,341      22,474,665
  Net increase (decrease) in short-term borrowings  . . . . .       6,897,972         (462,860)        194,292
  Repayment of long-term debt . . . . . . . . . . . . . . . .        (763,117)        (759,638)       (707,354)
  Issuance of common stock  . . . . . . . . . . . . . . . . .       3,013,493          842,837         957,603
  Sale (purchase) of treasury stock . . . . . . . . . . . . .            -0-         2,319,568        (899,460)
  Cash dividends  . . . . . . . . . . . . . . . . . . . . . .        (908,788)        (809,630)            -0-
                                                                -------------    -------------     -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . .      42,978,657       57,867,061      35,187,298
                                                                -------------    -------------     -----------
   Net (decrease) increase in cash and cash equivalents   . .     (18,826,070)      22,789,646      (2,603,204)

   Cash and cash equivalents at beginning of year   . . . . .      36,438,247       13,648,601      16,251,805
                                                                -------------    -------------     -----------

   CASH AND CASH EQUIVALENTS AT END OF YEAR   . . . . . . . .   $  17,612,177    $  36,438,247     $13,648,601
                                                                =============    =============     ===========



                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


                                                                               Years Ended December 31,
                                                                -----------------------------------------------
                                                                    1996             1995             1994
                                                                -------------    -------------    -------------
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for:
   Interest   . . . . . . . . . . . . . . . . . . . . . . . .   $ 16,956,814     $ 13,072,746     $   9,170,767
   Income taxes   . . . . . . . . . . . . . . . . . . . . . .        601,000          956,723         1,235,165


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

   Other real estate of $1,328,284, $387,958 and $350,553 was acquired in 1996, 1995 and 1994, respectively, through foreclosure.

   Long-term debt was increased and equity was decreased $1,200,000 on January 1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. Upon the pledging of additional shares to obtain additional ESOP debt of $1,260,007 on May 17, 1996 and $137,918 on October 2, 1995, long-term debt was increased and equity was decreased again. The debt was reduced and shares were released by $135,314 and $171,360, respectively, during each of the years ended December 31, 1996 and 1995 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

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





                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly owned subsidiaries (the "Company"), Community Bank (Alabama), Community Bank (Tennessee), Community Appraisals, Inc., Community Insurance Corp. and 1st Community Credit Corporation collectively, the "Bank". All significant intercompany balances and transactions have been eliminated. Investments in subsidiaries are carried at the parent company's equity in the underlying net assets.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses . While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses . Such agencies may require the Company to recognize additions to the allowances based on their judgements about information available to them at the time of their examination.

Investments in Securities   Effective January 1, 1994, the Company and its
subsidiary banks adopted Statement of Financial Accounting Standards No, 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This statement, among other things, requires debt and equity securities to be divided into one of three categories: held to maturity, available for sale, and trading.

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

Revenue Recognition   Interest on loans is accrued and credited to operations
based upon the principal amount outstanding, except for interest on certain consumer loans which is recognized over the term of the loan using a method which approximates level yields.

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

Allowance for Loan Losses   The allowance for loan losses is maintained at a
level believed adequate by management to absorb potential loan losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic and international economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

Loan Fees   The Company accounts for loan fees and origination costs in accordance with FASB Statement No. 91, entitled: Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Direct Costs of Leases. The basic requirement of this statement calls for the Company to treat loan fees, net of direct costs, as an adjustment to the yield of the related loan over the term of the loan.

Premises and Equipment   Premises and equipment are stated at cost less
accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. The carrying value of assets traded in are used to adjust the carrying values of the new assets acquired by trade. Assets which are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations.

Depreciation is provided generally by accelerated and straight-line methods based on the estimated useful lives of the respective assets.

Other Real Estate   Other real estate comprises properties acquired through a
foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value at the date acquired. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. An allowance for losses on other real estate is maintained for subsequent valuation adjustments on a specific property basis.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Earnings Per Common Share    Earnings per common share are calculated on the
basis of the weighted average number of common shares outstanding and shares under option treated as common stock equivalents.

Income Taxes   Provisions for income taxes are based on amounts reported in the statement of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company and its subsidiaries file a consolidated federal income tax return. Each subsidiary provides for income taxes on a separate-return basis, and remits to the Company amounts determined to be currently payable.

Pension and Employee Stock Ownership Plans   The Company and its subsidiaries
have various employee benefit plans which cover substantially all employees. Pension expense is determined based on an actuarial valuation. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Contributions to the Employee Stock Ownership Plan are determined by the Board of Directors.

Intangibles Intangibles consist primarily of legal organizational costs and core deposits intangible. Organizational costs are generally amortized over 5 years using the straight-line method. The core deposits intangible represents premiums paid on the purchase of deposit liabilities. The asset is stated at cost, net of accumulated amortization, which is provided using the straight-line method over the estimated useful life of approximately 15 years.

Off Balance Sheet Financial Instruments   In the ordinary course of business
the Company has entered into off-balance- sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines of up to $7,000,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Debt Cancellation Contracts The Company began issuing debt cancellation contracts on certain of its loan customers as of October 1, 1995. The contract represents an agreement by the Company to cancel the debt of the borrower upon said borrower's death. Contracts may not be written on loans in excess of $15,000 per borrower. The Company charges fees equivalent to that authorized by the state banking authorities, and , after the establishment of an original reserve account of $150,000, sets aside 30% of all realized fees as a reserve for potential claims. The reserve for debt cancellation contracts totaled $282,081 and $183,984 at December 31, 1996 and 1995.

Cash Flow Information   For purposes of the statements of cash flows, the
Company considers cash, due from banks and federal funds sold as cash and cash equivalents.


Effect of New Financial Accounting Standards The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 114 ,Accounting by Creditors for Impairment of a Loan. SFAS No. 114, as amended by SFAS No. 118, became effective January 1, 1995 and requires that impaired loans that are within the scope of this Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent.

The adoption of SFAS No. 114 did not have a material effect on financial position and results of operations.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The subsidiary banks are required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. The amount of those reserves required at December 31, 1996 was approximately $6,231,000.

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

At December 31, 1996, the Company's available-for-sale securities reflected net unrealized losses of $255,937, which resulted in an decrease in stockholders' equity of $ 153,562, net of deferred tax expense, as opposed to net unrealized gains of $1,243,146 and a resultant increase in stockholders' equity of $745,887,net of deferred tax benefit, at December 31, 1995. At December 31, 1994, the investment securities reflected $1,098,484 of net unrealized losses in available for sale securities, with a decrease to stockholders' equity, net of deferred tax liability, of $659,091.

The carrying amounts of investment securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at December 31, 1996 and 1995 are presented below.


                                                                      Gross          Gross          Estimated
                                                     Amortized     Unrealized      Unrealized         Fair
                                                       Cost           Gains          Losses           Value
                                                   -------------   ------------   -------------   -------------
AS OF DECEMBER 31, 1996:
-----------------------

SECURITIES AVAILABLE FOR SALE:

U. S. GOVERNMENT AND AGENCY SECURITIES  . . . .    $  45,886,402   $     44,259   $     795,676   $ 45,134,985

STATE AND MUNICIPAL SECURITIES  . . . . . . . .       14,885,151        592,609             -0-     15,477,760

MORTGAGE-BACKED SECURITIES  . . . . . . . . . .       26,395,689        134,301         231,430     26,298,560
                                                   -------------   ------------   -------------   ------------

                                                   $  87,167,242   $    771,169   $   1,027,106   $ 86,911,305
                                                   =============   ============   =============   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 3 - INVESTMENT SECURITIES - CONTINUED

                                                                      Gross           Gross        Estimated
                                                     Amortized      Unrealized      Unrealized        Fair
                                                       Cost           Gains           Losses          Value
                                                   -------------   ------------   -------------   ------------
As of December 31, 1995:
-----------------------
Securities Available for sale:

U. S. government and agency securities  . . . .    $  30,330,431   $    249,053   $     148,640   $ 30,430,844

State and municipal securities  . . . . . . . .       15,932,988        778,266              53     16,711,201

Mortgage-backed securities  . . . . . . . . . .       22,483,297        385,876          21,356     22,847,817
                                                   -------------   ------------   -------------   ------------

                                                   $  68,746,716   $  1,413,195   $     170,049   $ 69,989,862
                                                   =============   ============   =============   ============


The contractual maturities of securities held to maturity and securities available for sale at December 31, 1996 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                    Estimated
                                                                                    Amortized         Fair
                                                                                      Cost            Value
                                                                                  -------------   -------------
AS OF DECEMBER 31, 1996:
-----------------------
SECURITIES AVAILABLE FOR SALE:
DUE IN ONE YEAR OR LESS . . . . . . . . . . . . . . . . . . . . . . . .           $   3,574,921   $  3,614,492
DUE AFTER ONE YEAR THROUGH FIVE YEARS . . . . . . . . . . . . . . . . .              25,312,891     25,012,228
DUE AFTER FIVE YEARS THROUGH TEN YEARS  . . . . . . . . . . . . . . . .              27,771,123     27,528,445
DUE AFTER TEN YEARS . . . . . . . . . . . . . . . . . . . . . . . . . .              30,508,307     30,756,140
                                                                                  -------------   ------------

                                                                                  $  87,167,242   $ 86,911,305
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 3 - INVESTMENT SECURITIES - CONTINUED



Gross realized gains and losses on investments in debt securities available for sale for each of the three years in the period ended December 31, 1996 were as follows:

                                                                      1996            1995             1994
                                                                 -------------    ------------    -------------
  Gross realized gains  . . . . . . . . . . . . . . . . .        $     136,304    $    299,263    $     207,639
  Gross realized losses . . . . . . . . . . . . . . . . .              128,795          33,324          186,945


The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $67,875,000 and $57,195,000 at December 31, 1996 and 1995, respectively.



             [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 4 - LOANS

The subsidiary banks grant loans to customers primarily in North Central Alabama and South Central Tennessee.

The major classifications of loans as of December 31, 1996 and 1995 were as follows:

                                                                                     1996           1995
                                                                                 --------------  -------------
Commercial, financial and agricultural  . . . . . . . . . . . . . . . . . .      $   65,633,586  $  44,686,373
Real estate - construction  . . . . . . . . . . . . . . . . . . . . . . . .           5,262,429      5,624,260
Real estate - mortgage  . . . . . . . . . . . . . . . . . . . . . . . . . .         162,993,707    116,289,049
Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          90,682,269     73,478,703
                                                                                 --------------  -------------
                                                                                    324,571,991    240,078,385
Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,809,698      2,237,612
Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . . .           2,424,847      2,208,798
                                                                                 --------------  -------------

Net loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  320,337,446  $ 235,631,975
                                                                                 ==============  =============

As of December 31, 1996, there were no loans which the Bank had specifically classified as impaired. Other nonaccrual loans at December 31, 1996 and 1995 amounted to approximately $565,000 and $491,000, respectively. For the year ended December 31, 1996 and 1995 the difference between gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

The Bank has no commitments to loan additional funds to the borrowers of nonaccrual loans.


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the three years in the period ended December 31, 1996 were as follows:

                                                                      1996            1995          1994
                                                                 -------------    ------------    ------------
Balance at beginning of year  . . . . . . . . . . . . . . . .    $   2,208,798    $  1,547,834     $ 1,254,843

Charge-offs . . . . . . . . . . . . . . . . . . . . . . . . .       (1,229,976)       (508,669)       (410,226)
Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . .           82,081          81,884          64,989
                                                                 -------------    ------------     -----------
  Net charge-offs . . . . . . . . . . . . . . . . . . . . . .       (1,147,895)       (426,785)       (345,237)

Provision for loan losses . . . . . . . . . . . . . . . . . .          834,140       1,087,749         638,228

Reserves acquired through acquisitions  . . . . . . . . . . .          529,804             -0-             -0-
                                                                 -------------    ------------    ------------

Balance at end of year  . . . . . . . . . . . . . . . . . . .    $   2,424,847    $  2,208,798    $  1,547,834
                                                                 =============    ============    ============



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 1996 and 1995 is as follows:

                                                                                     1996             1995
                                                                                 -------------     ------------
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1,862,290     $  1,596,007
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,068,293        8,350,603
Furniture and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .          6,200,020        5,154,110
Automobiles . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,143,319          832,130
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . .            535,055          434,445
                                                                                 -------------     ------------
                                                                                    21,808,977       16,367,295
Less allowance for depreciation . . . . . . . . . . . . . . . . . . . . . .          4,732,757        3,842,750
                                                                                 -------------     ------------

                                                                                 $  17,076,220     $ 12,524,545
                                                                                 =============     ============

The provisions for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 1996, 1995 and 1994 were $976,519, $811,339 and $620,505, respectively.

NOTE 7 - DEPOSITS

The major classifications of deposits as of December 31, 1996 and 1995 were as follows:

                                                                                      1996            1995
                                                                                 -------------   -------------
Noninterest-bearing demand  . . . . . . . . . . . . . . . . . . . . . . . .      $  50,245,130   $   41,187,667
Interest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . . . .         61,374,918       48,635,856
Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         53,492,359       43,426,018
Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        154,874,881      126,426,783
Certificates of deposit of $100,000 or more . . . . . . . . . . . . . . . .         61,585,936       45,194,938
Time deposits open  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,764,451       15,278,083
                                                                                 -------------   --------------

                                                                                 $ 400,337,675   $  320,149,345
                                                                                 =============   ==============

The maturities of time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1996 are as follows:

                                                                     TIME             OTHER
                                                                 CERTIFICATES         TIME
                                                                   OF DEPOSIT        DEPOSITS         TOTAL
                                                                 -------------    ------------    -------------
Three months or less  . . . . . . . . . . . . . . . . . . . .    $  14,168,323   $  18,764,451    $ 32,932,774
Over three through six months . . . . . . . . . . . . . . . .        9,051,136             -0-       9,051,136
Over six through twelve months  . . . . . . . . . . . . . . .       18,506,413             -0-      18,506,413
Over twelve months  . . . . . . . . . . . . . . . . . . . . .       19,860,064             -0-      19,860,064
                                                                 -------------   -------------    ------------

                                                                 $  61,585,936   $  18,764,451    $ 80,350,387
                                                                 =============   =============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 8 - LONG TERM DEBT

At December 31, 1996 and 1995, the Company had notes payable totaling $8,281,449, and $7,919,873, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At December 31, 1995 and 1994, the amounts outstanding were $4,269,010 and $4,980,512, respectively, due December 17, 2002, bearing interest at a floating prime, collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty- four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993, the Trustees of the Company's ESOP (Note 16) executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP with a promissory note with a beginning balance of $2,183,805. The Company has guaranteed this debt; accounting and reporting guidelines mandate that the debt be recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. This note was originally secured by 117,847 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments of $23,948 due monthly through June 17, 2018, with all remaining principal, if any, due upon that date. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,119,891 at December 31, 1996, secured by 112,121 of unreleased shares of Company stock .

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7 %. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,892,548 and $1,944,163 at December 31, 1996 and 1995.

Maturities of long-term debt following December 31, 1996 are as follows:

                 1997 . . . . . . . . . .      $     883,743
                 1998 . . . . . . . . . .            897,278
                 1999 . . . . . . . . . .            912,885
                 2000 . . . . . . . . . .            929,288
                 2001 . . . . . . . . . .            947,036
                 Thereafter . . . . . . .          3,711,219
                                               -------------
                                               $   8,281,449
                                               =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 9 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                                             Years Ended December 31,
                                                                -----------------------------------------------
                                                                     1996             1995             1994
                                                                -------------    -------------    -------------
  Amortization of intangibles . . . . . . . . . . . . . . .          $274,826    $     123,432    $     126,764
  Advertising . . . . . . . . . . . . . . . . . . . . . . .           229,087          197,208          249,514
  Insurance . . . . . . . . . . . . . . . . . . . . . . . .           223,696          494,703          725,383
  Professional fees . . . . . . . . . . . . . . . . . . . .           250,105          247,034          218,426
  Supplies  . . . . . . . . . . . . . . . . . . . . . . . .           546,697          379,607          213,208
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         1,740,704        1,409,538        1,128,501
                                                                -------------    -------------    -------------

                                                                $   3,265,115    $   2,851,522    $   2,661,796
                                                                =============    =============    =============


NOTE 10 - INCOME TAXES

Federal and state income taxes receivable and (payable) as of December 31, 1996 and 1995 included in other assets and other liabilities, respectively, were as follows:

                                                                                      1996            1995
                                                                                  ------------    -------------
               Current
                 Federal  . . . . . . . . . . . . . . . . . . . . . . . . .       $    423,512    $     249,480
                                                                                  ============    =============

                 State  . . . . . . . . . . . . . . . . . . . . . . . . . .       $    172,845    $     (81,817)
                                                                                  ============    =============


The components of the net deferred income tax asset and (liability) included in other assets and other liabilities, respectively, are as follows:

                                                                                      1996            1995
                                                                                  ------------    -------------
  Deferred tax asset:
   Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    980,544    $     866,592
   State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            162,413          138,127
                                                                                  ------------    -------------
     Total gross deferred income tax asset  . . . . . . . . . . . . . . . .          1,142,957        1,004,719
                                                                                  ------------    -------------
  Deferred tax liability:
   Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (552,729)        (889,014)
   State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (83,323)        (147,108)
                                                                                  ------------    -------------
     Total gross deferred income tax liability  . . . . . . . . . . . . . .           (636,052)      (1,036,122)
                                                                                  ------------    -------------

  Net deferred income tax asset (liability) . . . . . . . . . . . . . . . .       $    506,905    $     (31,403)
                                                                                  ============    =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 10 - INCOME TAXES - CONTINUED

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                      1996             1995
                                                                                  ------------    -------------
  Alternative minimum tax credit carryover  . . . . . . . . . . . . . . . .       $        -0-    $     29,293
  Net unrealized gains (losses) on securities
   available for sale   . . . . . . . . . . . . . . . . . . . . . . . . . .            102,375        (497,258)
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (599,839)       (511,835)
  Pension expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             88,891         139,263
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . .            629,884         666,057
  Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . .            128,539          49,068
  Provision for debt cancellation . . . . . . . . . . . . . . . . . . . . .            109,193          70,296
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             47,863          23,713
                                                                                  ------------    ------------
                                                                                  $    506,906    $    (31,403)
                                                                                  ============    ============


The components of income tax expense for each of the years ended December 31, 1996, 1995 and 1994 were:

                             1996                            1995                             1994
                  ---------------------------    -----------------------------    ----------------------------
                     CURRENT       DEFERRED         Current         Deferred         Current        Deferred
                  ------------   ------------    ------------    -------------    ------------    ------------
Federal . . .     $  1,164,205   $     59,451    $    739,420    $   (366,403)    $    769,490    $     29,000
State . . . .          200,815          1,873         132,612         (74,632)         106,288           9,024
                  ------------   ------------    ------------    ------------     ------------    ------------
                  $  1,365,020   $     61,324    $    872,032    $   (441,035)    $    875,778    $     38,024
                  ============   ============    ============    ============     ============    ============


The principal sources of temporary differences resulting in deferred income taxes included in the accompanying consolidated statements of income and the tax effect of each are as follows:

                                                      1996             1995            1994
                                                 ------------    -------------    ------------
   Depreciation   . . . . . . . . . . . .        $    88,004     $     72,485     $     80,025
   Provision for loan losses  . . . . . .             36,173         (221,584)         (89,979)
   Pension expense  . . . . . . . . . . .
                                                      50,372          (38,066)            (144)
   Alternative minimum
     tax credit   . . . . . . . . . . . .             29,293           48,685          (77,978)
   Change in valuation
     allowance  . . . . . . . . . . . . .                -0-         (172,045)          89,979
   Other  . . . . . . . . . . . . . . . .           (142,518)        (130,510)          36,121
                                                 -----------     ------------     ------------

                                                 $    61,324     $   (441,035)    $     38,024
                                                 ===========     ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 10 - INCOME TAXES - CONTINUED

Tax effects of securities transactions resulted in an increase in income taxes for 1996, 1995 and 1994 of $3,004, $106,376 and $8,278, respectively.

The following is a reconciliation of the difference in the effective tax rate and the federal statutory rate:

                                                                                Years Ended December 31,
                                                                     ----------------------------------------------
                                                                          1996            1995             1994
                                                                     -------------    ------------    -------------
  Statutory federal income tax rates  . . . . . . . . . . .               34.0%           34.0%            34.0%
  Effect on rate of:
   Tax-exempt securities  . . . . . . . . . . . . . . . . .               (6.3)          (12.3)           (10.7)
   Tax-exempt loan income   . . . . . . . . . . . . . . . .               (2.8)           (3.4)            (5.3)
   State income tax, net of federal tax benefit   . . . . .                2.2             2.5              1.9
   Bad debt expense limitation  . . . . . . . . . . . . . .                - -             - -              2.1
   Reduction of valuation reserve   . . . . . . . . . . . .                - -            (4.6)             - -
   Interest expense disallowance  . . . . . . . . . . . . .                0.9             1.6              1.2
   Donation of appreciated fixed asset  . . . . . . . . . .                - -            (3.2)             - -
   Other items  . . . . . . . . . . . . . . . . . . . . . .                1.2            (0.9)             2.2
                                                                       -------         -------          -------

  Effective income tax rate . . . . . . . . . . . . . . . .               29.2%           13.7%            25.4%
                                                                       =======         =======          =======


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

In January of 1997, the Board of Directors of the Company declared a dividend of $.75 per share to shareholders of record as of January 8, 1997;a dividend of $.50 per share was declared and paid in January of both 1996 and 1995. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and to regulatory restrictions. (See Notes 8 and 17).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 12 - SHAREHOLDERS' EQUITY - CONTINUED

Also on January 9, 1995, the Board of Directors passed a resolution authorizing the preparation of a Registration Statement for the proposed sale of 312,161 shares of the Company's $.10 par value common stock, consisting of the Company's 115,978 shares of treasury stock and 196,183 newly issued shares. On June 13, 1996, the offering was closed upon full subscription of all shares offered for sale, raising $6,175,898 of capital after reduction for offering costs.

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

A deferred compensation expense of $175,000 was recorded by the Company for the year ended December 31, 1996 to reflect the estimated rise in market value of the options between their issuance date and December 31, 1996.

These options have been treated as common stock equivalents and have been included in the calculation of average common shares outstanding , causing the equivalent average number of shares outstanding for 1996 to rise by 65,527 shares. The dilutative effect on earnings per share for the year ended December 31, 1996 was $.07. There was no dilutative effect on the book value of the Company's common shares at September 30, 1996.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not been required to perform on any financial guarantees nor has it incurred any losses on its commitments in either 1996 or 1995. Following is a discussion of these commitments:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1996 and 1995, the Company has issued standby letters of credit of approximately $522,000 and $599,000, respectively.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan Commitments: As of December 31, 1996 and 1995, the Company had commitments outstanding to extend credit totaling approximately $6,471,000 and $5,118,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the consolidated financial statements.


NOTE 14 - CONCENTRATIONS OF CREDIT

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. Investments in state and municipal securities also involve governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in Note 4. The commitments to extend credit relate primarily to consumer cash lines which represented approximately $3,887,000 and $2,827,000 of the unused commitment balances at December 31, 1996 and 1995. All remaining commitments consist primarily of unused real estate draw lines.

The Company maintains its cash accounts at various commercial banks in Alabama. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $2,449,619 and $3,337,127, at December 31, 1996 and 1995, respectively.

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

Net pension cost for 1996, 1995 and 1994 is composed of the following:

                                                                      1996            1995             1994
                                                                 -------------    ------------    -------------
  Service . . . . . . . . . . . . . . . . . . . . . . . . .      $     313,943    $    275,078    $     222,624
  Interest cost on projected benefit obligations  . . . . .            284,151         240,496          187,062
  Actual return on assets . . . . . . . . . . . . . . . . .           (170,590)       (276,487)          (9,652)
  Net amortization and deferral . . . . . . . . . . . . . .            (16,714)        129,395         (160,235)
                                                                 -------------    ------------    -------------

   Net periodic pension cost  . . . . . . . . . . . . . . .      $     410,790    $    368,482    $     239,799
                                                                 =============    ============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 15 - PENSION PLAN - CONTINUED

The following table sets forth the funding status of the plan and the amount recognized in the Company's consolidated statements of financial condition at December 31:

                                                                                     1996             1995
                                                                                  ------------    -------------
  Actuarial present value of benefit obligations:
   Vested   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,667,863    $   2,194,125
   Nonvested  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           64,302          136,714
                                                                                  ------------    -------------

  Accumulated benefit obligation  . . . . . . . . . . . . . . . . . . . . . .     $  2,732,165    $   2,330,839
                                                                                  ============    =============

  Actuarial present value of projected benefit obligation . . . . . . . . . .     $  4,131,683    $   3,487,863
  Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . .        3,131,790        2,650,676
                                                                                  ------------    -------------
   Projected benefit obligation in excess of plan assets  . . . . . . . . . .         (999,893)        (837,187)
  Unamortized net assets at transition  . . . . . . . . . . . . . . . . . . .          (88,189)        (105,068)
  Unrecognized net loss (gain)  . . . . . . . . . . . . . . . . . . . . . . .          178,453           (1,122)
  Prior service cost not yet recognized in net periodic pension cost  . . . .          408,806          455,412
                                                                                  ------------    -------------

  Non-current pension liability . . . . . . . . . . . . . . . . . . . . . . .     $   (500,823)   $    (487,965)
                                                                                  ============    =============


The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligations were eight percent and six percent, respectively, for 1996 and 1995. The assumed long-term rate of return on plan assets in 1996 and 1995 was eight percent.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN - CONTINUED

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP. These shares were funded with the same promissory note which provided funds to refinance the previously executed notes. This new note was originally secured by 117,847 shares of the Company's common stock. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The note is guaranteed by the Company. As of December 31, 1996, there were 112,121 unreleased shares with a fair value of approximately $2,467,000. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtness of its sponsored ESOP on its financial statement and reduce its stockholder's equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($152,822 and $83,947 in 1996 and 1995, respectively) is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At December 31, 1996, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,119,891.

Company contributions to the ESOP amounted to $288,878, $254,687 and $276,991, for 1996, 1995 and 1994, respectively.


NOTE 17 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends paid by Community Bank (Alabama) are the primary source of funds available to the Company for debt repayment, payment of dividends to its stockholders and other needs. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Superintendent of Banks is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. At December 31, 1996, Community Bank (Alabama) could have declared dividends of $7,697,144 without approval of regulatory authorities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 18 - REGULATORY CAPITAL

The Company and its subsidiary banks are subject to various regulatory capital requirements abministered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if taken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the Company and both of its banking subsidiaries are classified as well capitalized under the financial institution regulatory framework. To be categorized as well capitalized the Company and each bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since year-end that management believes have changed the institution's category.

                                                                        For Capital               To Be
                                                   Actual             Adequacy Purposes       Well Capitalized
                                             -------------------   --------------------    --------------------
                                                 Amount    Ratio     Amount       Ratio       Amount     Ratio
                                             ----------   ------   ---------      -----    ---------     ------
                                                                      (In Thousands)
As of December 31, 1996:
 Total Capital
   (to Risk Weighted Assets):
  Consolidated                                 $ 34,076    11.45%   $ 23,835       8.00%   $  29,794     10.00%
  Community Bank - AL                            31,999    11.56      22,143       8.00       27,679     10.00
  Community Bank - TN                             5,610    28.63       1,568       8.00        1,960     10.00
 Tier 1 Capital
   (to Risk Weighted Assets):
  Consolidated                                 $ 29,941    10.06%   $ 11,906       4.00%   $  17,859      6.00%
  Community Bank - AL                            29,845    10.78      11,071       4.00       16,607      6.00
  Community Bank - TN                             5,368    27.39         784       4.00        1,176      6.00
 Tier 1 Capital
   (to Average Assets):
  Consolidated                                 $ 29,941     9.20%   $ 13,119       4.00%   $  16,274      5.00%
  Community Bank - AL                            29,845    10.13      11,780       4.00       14,725      5.00
  Community Bank - TN                             5,368    21.71         989       4.00        1,236      5.00

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 18 - REGULATORY CAPITAL - CONTINUED

                                                                      For Capital                To Be
                                                   Actual           Adequacy Purposes       Well Capitalized
                                             -------------------   --------------------    --------------------
                                               Amount     Ratio     Amount       Ratio       Amount      Ratio
                                             ----------   ------   ---------     ------    ---------     -----
                                                                      (In Thousands)
As of December 31, 1995:
 Total Capital
   (to Risk Weighted Assets):
  Consolidated                                 $ 32,256   14.10%    $ 18,297       8.00%   $  22,871      10.00%
  Community Bank - AL                            31,999   12.54       16,384       8.00       20,479      10.00
  Community Bank - TN                             5,610   27.71        1,343       8.00        1,679      10.00
 Tier 1 Capital
   (to Risk Weighted Assets):
  Consolidated                                 $ 28,273   12.36%    $  9,149       4.00%   $  13,723       6.00%
  Community Bank - AL                            24,240   11.84        8,192       4.00       10,240       6.00
  Community Bank - TN                             4,418   26.31          672       4.00          840       6.00
 Tier 1 Capital
   (to Average Assets):
  Consolidated                                 $ 28,273    8.61%    $ 13,130       4.00%   $  16,412       5.00%
  Community Bank - AL                            24,240    8.51       11,891       4.00       14,864       5.00
  Community Bank - TN                             4,418   17.87          989       4.00        1,236       5.00


NOTE 19 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the subsidiary bank during 1996 and 1995. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 1996 and 1995, amounted to $8,587,341 and $9,625,231, respectively. An analysis of activity during 1996 in loans to related parties resulted in additions of $5,134,157 representing new loans, reductions of $7,033,207, representing payments, and an increase of $861,160 representing a change in the composition of related parties.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 19 - RELATED PARTY TRANSACTIONS - CONTINUED

Maintenance Contract: Community Bank (Alabama) has a service contract with Heritage Farms, an unincorporated business owned by Kennon R. Patterson, Sr., a director and officer of the Company, for the upkeep and maintenance of the external grounds of seventeen of the Bank's locations. Maintenance expense under this contract amounted to $64,875 for the year ended December 31, 1996, a monthly average of $318 per location. Royal Acres, a partnership composed of Kennon R. Patterson, Sr. and Bishop K. Walker, Jr., both of whom are directors and officers of the Company, held this contract for 1995 and 1994. Maintenance expense under this contract amounted to $80,347 and $60,000 for the each of the years ended December 31, 1995 and 1994.

Interior Design : Community Bank (Alabama) and Community Bank (Tennesse) paid Heritage Interiors, a decorating and design firm owned and operated by the wife of Kennon R. Patterson, Sr., a director and officer of the Company, for the interior design, furniture, appliances, fixtures, carpets, wallcoverings, drapes, and accessories for Community Bank (Alabama) new bank facilities at Rainsville and Rogersville; for furnishing temporary facilities in Cleveland and Haleyville; for remodeling and refurnishing the acquired facility in Uniontown; for facilities under construction at the headquarters in Blountsville; and various facelifts and furnishings at other offices of Community Bank (Alabama), Community Bank (Tennessee), and 1st Community Credit Corporation, totaling $377,897 in 1996. Payments for similar services totaled $203,649 in 1995.

The purchases were made at a cost more favorable than could be obtained from unrelated parties.

NOTE 20 - LEASES

The Company has a number of operating lease agreements, involving land and buildings. These leases are noncancellable and expire on various dates through the year 2006. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. Options to
purchase are also included in some leases.   For the years ended December 31,
1996, 1995 and 1994, rental expense for operating leases was approximately $176,942, $160,588, and $232,122, respectively.

Future minimum lease payments for all leases at December 31, 1996 are as follows:

                                                  OPERATING
                                                -------------
 Years Ending December 31,
 1997 . . . . . . . . . . . . . . . . . .       $     179,067
 1998 . . . . . . . . . . . . . . . . . .             136,807
 1999 . . . . . . . . . . . . . . . . . .             119,612
 2000 . . . . . . . . . . . . . . . . . .             102,422
 2001 . . . . . . . . . . . . . . . . . .             101,406
 Thereafter . . . . . . . . . . . . . . .             511,165
                                                -------------

 Total minimum lease payments . . . . . .       $   1,150,479
                                                =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 21 - BUSINESS COMBINATIONS


On January 12, 1996, Community Bank (Alabama) opened a branch bank in Haleyville, Alabama as a result of the acquisition of certain assets and the assumption of certain liabilities from Compass Bank. The Bank assumed liabilities of $31.3 million in exchange for assets of $12.4 million, a premium of $2.2 million, and cash of $16.7 million.On July 12, 1996, the Company acquired the assets and assumed the liabilities of the Uniontown, Alabama branch of a Compass Bank. The liabilities assumed in the transaction totaled $12.3 million, and non-cash assets acquired totaled $29.7 million. Accordingly, the resultant cash disbursement by the Company, including of the premium of $261,000 paid for the branch's deposits, was $17.7 million.

In late 1995, the Company incorporated 1st Community Credit Corporation as a subsidiary of Community Bank (Alabama). This subsidiary was created for the purpose of establishing finance offices in selected north Alabama and south central Tennessee communities. It was operating 6 offices in north Alabama as of December 31, 1996.


NOTE 22 - OTHER SHORT-TERM BORROWINGS

Other short-term borrowings at December 31, 1996 and 1995 consisted of the U.S. Treasury Tax and Loan Note Option account, federal funds purchased and securities sold under agreements to repurchase.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                     1996             1995
                                                                                  ------------    -------------
Average balance during the year . . . . . . . . . . . . . . . . . . . . . .       $  1,416,555    $   1,573,931
Average interest rate during the year . . . . . . . . . . . . . . . . . . .               6.31%            6.24%
Maximum month-end balance during the year . . . . . . . . . . . . . . . . .          1,337,698        1,611,900

U.S. government and agency securities underlying the agreements at year-end:

Carrying Value  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,794,499    $   2,875,812
Estimated Fair Value  . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,794,499        2,875,812

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities : For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Receivables: For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities acked by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 are as follows:

                                                           1996                               1995
                                                ----------------------------     -----------------------------
                                                 Carrying           Fair           Carrying           Fair
                                                  Amount           Value            Amount           Value
                                                ------------    ------------     ------------     ------------
                                                       (in Thousands)                   (in Thousands)
  FINANCIAL ASSETS:
   Cash and short-term investments  . . .       $     19,386    $     19,386     $     38,350     $     38,350
   Investment securities  . . . . . . . .             86,911          86,911           69,990           69,990
   Loans  . . . . . . . . . . . . . . . .            322,763                          237,841
   Less: allowance for losses   . . . . .              2,425                            2,209
                                                ------------                     ------------
   Net Loans  . . . . . . . . . . . . . .            320,338         322,414          235,632          237,816
                                                ------------    ------------     -------------    ------------
   TOTAL FINANCIAL ASSETS   . . . . . . .       $    426,635    $    428,711     $    343,972     $    346,156
                                                ============    ============     ============     ============

  FINANCIAL LIABILITIES:
   Deposits   . . . . . . . . . . . . . .       $    400,337    $    400,419     $    320,150     $    321,422
   Short-term borrowings  . . . . . . . .              8,377           8,377            2,009            2,009
   Long-term debt   . . . . . . . . . . .              8,281           7,692            7,920            9,521
                                                ------------    ------------     ------------     ------------

   TOTAL FINANCIAL LIABILITIES  . . . . .       $    416,995    $    416,488     $    331,079     $    332,952
                                                ============    ============     ============     ============

  UNRECOGNIZED FINANCIAL INSTRUMENTS:
   Commitments to extend credit   . . . .       $      6,471    $      6,471     $      5,118     $      5,118
   Standby letters of credit  . . . . . .                522             522              599              599
                                                ------------    ------------     ------------     ------------
   TOTAL UNRECOGNIZED
     FINANCIAL INSTRUMENTS  . . . . . . .       $      6,993    $      6,993     $      5,717     $      5,717
                                                ============    ============     ============     ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 24 - CONDENSED PARENT COMPANY INFORMATION



STATEMENTS OF FINANCIAL CONDITION

                                                                                           December 31,
                                                                                -------------------------------

                                                                                      1996             1995
                                                                                --------------   --------------
  ASSETS
   Cash and due from banks  . . . . . . . . . . . . . . . . . . . . . . . .     $     225,733    $   3,302,073
   Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . .         1,038,018        1,996,517
   Interest-bearing deposits with other banks   . . . . . . . . . . . . . .            79,781          193,031
   Investment in subsidiaries (equity method) -
     eliminated upon consolidation  . . . . . . . . . . . . . . . . . . . .        37,830,568       29,655,444
   Premises and equipment, net  . . . . . . . . . . . . . . . . . . . . . .            87,139           63,802
   Intangibles, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,310,540        1,423,652
   Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           942,425          783,149
                                                                                -------------    -------------

         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  41,514,204    $  37,417,668
                                                                                =============    =============



LIABILITIES AND SHAREHOLDERS' EQUITY
   Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   8,281,449    $   7,919,873
   Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .           673,969          478,558
                                                                                -------------    -------------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .         8,955,418        8,398,431

         TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .        32,558,786       29,019,237
                                                                                -------------    -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . .     $  41,514,204    $  37,417,668
                                                                                =============    =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 24 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED



STATEMENTS OF INCOME

                                                                             Years Ended December 31,
                                                                -----------------------------------------------

                                                                     1996             1995             1994
                                                                -------------    -------------    -------------
  INCOME
   From subsidiaries - eliminated upon consolidation
     Dividends  . . . . . . . . . . . . . . . . . . . . .       $   1,103,482    $   2,017,056    $   1,150,058
     Management fees  . . . . . . . . . . . . . . . . . .             575,000          300,000          145,000
     Interest . . . . . . . . . . . . . . . . . . . . . .             143,649           47,710           24,408
     Other Income . . . . . . . . . . . . . . . . . . . .               3,904          178,998          272,109
                                                                -------------    -------------    -------------
                                                                    1,826,035        2,543,764        1,591,575
                                                                -------------    -------------    -------------
  EXPENSES
   Salaries and employee benefits   . . . . . . . . . . .           1,472,670        1,155,789          411,098
   Interest   . . . . . . . . . . . . . . . . . . . . . .             522,884          713,616          599,025
   Other expenses   . . . . . . . . . . . . . . . . . . .             445,751          381,922          357,021
                                                                -------------    -------------    -------------
                                                                    2,441,305        2,251,327        1,367,144
                                                                -------------    -------------    -------------
(Loss) income before income taxes and equity in
   undistributed earnings of subsidiaries   . . . . . . .            (615,270)         292,437          224,431
 Income tax benefit . . . . . . . . . . . . . . . . . . .            (597,778)        (611,918)        (309,620)
                                                                -------------    -------------    -------------

(Loss) income before equity in undistributed earnings
   of subsidiaries  . . . . . . . . . . . . . . . . . . .             (17,492)         904,355          534,051
 Equity in undistributed earnings of subsidiaries . . . .           3,476,478        1,800,443        2,153,903
                                                                -------------    -------------    -------------

            NET INCOME  . . . . . . . . . . . . . . . . .       $   3,458,986    $   2,704,798    $   2,687,954
                                                                =============    =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 24 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                -----------------------------------------------
                                                                    1996             1995             1994
                                                                -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . .     $  3,458,986     $   2,704,798    $  2,687,954
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Equity in undistributed income of subsidiaries . . . .       (3,476,478)       (1,800,443)     (2,153,903)
     Provision for depreciation, amortization and accretion           23,426           (28,981)        (88,446)
     Realized investment security losses (gains)  . . . . .              -0-               (45)            172
     Increase (decrease) in other assets  . . . . . . . . .           43,489           (48,984)       (624,276)
     Decrease (increase) in other liabilities . . . . . . .           (8,623)          200,985        (671,511)
                                                                ------------     -------------    ------------
                 NET CASH PROVIDED BY (USED IN)
                   OPERATING ACTIVITIES . . . . . . . . . .           40,800         1,027,330        (850,010)
                                                                ------------     -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale . . . . . . . .       (9,010,957)      (10,846,042)    (18,797,778)
  Proceeds from maturity of securities available for sale         10,073,749        11,991,539      21,996,058
  Decrease (increase) in interest-bearing deposits with banks        113,250           329,092        (522,123)
  Proceeds from sale of assets  . . . . . . . . . . . . . .           23,315             5,500          29,899
  Capitalization of bank subsidiaries . . . . . . . . . . .       (5,600,000)       (4,000,000)            -0-
  Capital expenditures  . . . . . . . . . . . . . . . . . .          (58,085)           (1,415)        (64,562)
                                                                ------------     -------------    ------------
         NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES  . . . . . . . . . . . . . .       (4,458,728)       (2,521,326)      2,641,494
                                                                ------------     -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt . . . . . . . . . . . . . . .         (763,117)         (759,638)       (707,354)
  Issuance of common stock  . . . . . . . . . . . . . . . .        3,013,493           842,837         957,603
  Sale (purchase) of treasury stock . . . . . . . . . . . .              -0-         2,319,568        (899,460)
  Cash dividends  . . . . . . . . . . . . . . . . . . . . .         (908,788)         (809,630)            -0-
                                                                ------------     -------------    ------------
         NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES  . . . . . . . . . . . . . .        1,341,588         1,593,137        (649,211)
                                                                ------------     -------------    ------------

Net (decrease) increase in cash and cash equivalents  . . .       (3,076,340)           99,141       1,142,273

Cash and due from banks at beginning of year  . . . . . . .        3,302,073         3,202,932       2,060,659
                                                                ------------     -------------   -------------

CASH AND DUE FROM BANKS AT END OF YEAR  . . . . . . . . . .     $    225,733     $   3,302,073    $  3,202,932
                                                                ============     =============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 24 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED


                                                                            Years Ended December 31,
                                                             --------------------------------------------------
                                                                    1996             1995             1994
                                                             ----------------    -------------    -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
   Interest   . . . . . . . . . . . . . . . . . . . . . . .     $     526,437    $     715,506    $     585,358
   Income taxes   . . . . . . . . . . . . . . . . . . . . .          (393,793)        (598,012)         474,057


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Long-term debt was increased and equity was decreased $1,200,000 on January 1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. Upon the pledging of purchased shares to obtain additional ESOP debt of $1,260,007 on May 17, 1996 and of $137,918 on October 2, 1995, long-term debt was increased and equity was decreased . The debt was reduced and shares were released by $135,314 and $171,360, respectively, during each of the years ended December 31, 1996 and 1995 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

  During 1994, treasury stock in the amount of $2,899,460 was acquired for cash and the assumption of a $2,000,000 subordinated capital installment note. All of the treasury stock was re-issued during 1995.

                        QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 1996 and 1995 follows:


                                                                 First        Second       Third        Fourth
                                                                 Quarter      Quarter      Quarter      Quarter
                                                                --------     --------    ---------    ---------
                                                                      (In Thousands Except Per Share Data)
1996:
TOTAL INTEREST INCOME . . . . . . . . . . . . . . . . . . .     $  7,593     $  8,039    $   8,848    $  9,120
TOTAL INTEREST EXPENSE  . . . . . . . . . . . . . . . . . .        4,179        4,278        4,460       4,509
PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . . . .          128          149          206         351
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . . .        3,286        3,612        4,182       4,260
INVESTMENT SECURITIES GAINS (LOSSES)  . . . . . . . . . . .          -0-           (7)          26         (12)
TOTAL NONINTEREST INCOME  . . . . . . . . . . . . . . . . .          930        1,055        1,214       1,241
TOTAL NONINTEREST EXPENSE . . . . . . . . . . . . . . . . .        3,308        3,583        3,771       4,240
INCOME TAX EXPENSE  . . . . . . . . . . . . . . . . . . . .          237          305          517         367
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . .          671          772        1,134         882

PER COMMON SHARE:
 NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .          .37          .40          .58         .44


1995:
Total interest income . . . . . . . . . . . . . . . . . . .     $  5,998     $  6,400    $   6,791    $  7,115
Total interest expense  . . . . . . . . . . . . . . . . . .        3,048        3,322        3,572       3,809
Provision for loan losses . . . . . . . . . . . . . . . . .          122          105          154         707
Net interest income after
  provision for loan losses . . . . . . . . . . . . . . . .        2,828        2,973        3,065       2,599
Investment securities gains (losses)  . . . . . . . . . . .          (22)           2
                                                                                               -0-         286
Total noninterest income  . . . . . . . . . . . . . . . . .          765          865          895         926
Total noninterest expense . . . . . . . . . . . . . . . . .        2,971        2,971        2,952       3,152
Income tax expense  . . . . . . . . . . . . . . . . . . . .          145          199          268        (181)
Net income  . . . . . . . . . . . . . . . . . . . . . . . .          455          670          740         840

Per Common Share:
 Net income . . . . . . . . . . . . . . . . . . . . . . . .          .28          .41          .44         .49




ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held March 27, 1997 which is to be filed with the Securities and Exchange Commission.


ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held March 27, 1997 which is to be filed with the Securities and Exchange Commission.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Information required by this item is incorporated by reference from the sections entitled "Holdings of Voting Securities" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held March 27, 1997 which is to be filed with the Securities and Exchange Commission.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held March 27, 1997 which is to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index of documents filed as part of this report:

Community Bancshares, Inc and Subsidiaries

Financial Statements                                                                                     Page(s)
                                                                                                         -------
Auditor's Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35

Consolidated Statements of Financial Condition as of
  December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         36

Consolidated Statements of Income for the years ended
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39-40

Notes to Consolidated Financial Statements -
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      41-69

Quarterly Results (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

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


                                                                                  Page(s)
    10.3     Employment Agreement dated March 28, 1991 by  and  between Kennon
             R. Patterson,  Sr.and Community Bancshares, Inc. (11)
    10.4     Employment Agreement dated March 1, 1990 by and between Jeffrey K.
             Cornelius and Community Bank (12)
    10.5     Employment Agreement dated March 1, 1990 by and between Bishop K.
             Walker, Jr. and Community Bank (13)
    10.6     Employment Agreement dated March 1, 1990 by and between Denny
             Kelly and Community Bank (14)
    10.7     Employment Agreement dated March 1, 1990 by and between Birl
             Bryson and Community Bank (15)
    10.8     Employment Agreement dated March 1, 1990 by and between Hodge
             Patterson III and Community Bank (16)
    10.9     Loan Agreement, Term Note and Pledge Agreement by and between
             Community Bancshares, Inc. and Colonial Bank, N.A. (17)
    10.10    Note Modification Agreement and First Amendment to Pledge
             Agreement by and between Community Bancshares, Inc. and Colonial
             Bank, N.A. (18)
    10.11    Escrow Agreement by and between Community Bancshares, Inc. and
             Waller Lansden Dortch & Davis (19)
    10.12    Service Contract dated December 23, 1992 by and between Royal
             Acres and Community Bank (20)
    10.13    Plan document for the Community Bancshares, Inc. Benefit
             Restoration Plan adopted April 12, 1994, effective January 1, 1995
             (21)
    10.14    Amendment No. 3 to the Community Bancshares, Inc. Employee Stock
             Ownership Plan, dated October 3, 1994 (22)
    10.15    Subordinated Promissory Note between the Registrant as borrower and Jeffrey K. Cornelius as holder (23)
    10.16    Employment Agreement dated January 5, 1994 by and between Kennon
             R. Patterson, Sr. and Community Bancshares, Inc. (24)
    10.17    Employment Agreement dated January 5, 1994 by and between Bishop
             K. Walker, Jr. and Community Bank (25)
    10.18    Employment Agreement dated December 9, 1995 by and between Kennon
             R. Patterson, Sr. and Community Bancshares, Inc. (26)
    10.19    Employment Agreement dated December 9, 1995 by and between Bishop
             K. Walker, Jr.and Community Bancshares, Inc. (27)
    10.20    Stock Option Agreement between Community Bancshares, Inc. and
             Kennon R. Patterson, Sr. dated March 28, 1996
    10.21    Stock Option Agreement between Community Bancshares, Inc. and
             Bishop K. Walker dated March 28, 1996
    10.22    Stock Option Agreement between Community Bancshares, Inc. and
             Denny Kelly dated March 28, 1996
    10.23    Stock Option Agreement between Community Bancshares, Inc. and
             Hodge Patterson, III dated March 28, 1996
    10.24    Stock Option Agreement between Community Bancshares, Inc. and Loy
             McGruder dated March 28, 1996
    10.25    Stock Option Agreement between Community Bancshares, Inc. and R.C.
             Corr, Jr. dated March 28, 1996
    10.26    Stock Option Agreement between Community Bancshares, Inc. and C.
             Kenneth Copeland dated March 28, 1996,
    10.27    Stock Option Agreement between Community Bancshares, Inc. and
             Merritt Robbins dated March 28, 1996
    10.28    Stock Option Agreement between Community Bancshares, Inc. and
             Wayne Washam dated March 28, 1996
    10.29    Stock Option Agreement between Community Bancshares, Inc. and
             Glynn Debter dated March 28, 1996

                                                                                  Page(s)
    10.30    Stock Option Agreement between Community Bancshares, Inc. and
             Robert Summerford dated March 28, 1996
    10.31    Change in Control Agreement dated March 28, 1996 by and between
             Kennon R. Patterson, Sr. and  Community Bancshares, Inc.
    10.32    Change in Control Agreement dated March 28, 1996 by and between
             Bishop K. Walker, Jr. and  Community Bancshares, Inc.
    10.33    Change in Control Agreement dated March 28, 1996 by and between
             Hodge Patterson and Community Bancshares, Inc.
    10.34    Change in Control Agreement dated March 28, 1996 by and between
             Denny Kelly and Community Bancshares, Inc.
    10.35    Change in Control Agreement dated March 28, 1996 by and between
             Loy McGruder and Community Bancshares, Inc.

    10.36    Stock Option Agreement between Community Bancshares, Inc. and Jon
             Owings dated March 28, 1996
    11       Statement of computation of earnings per common share  . . . . .      76
    21       Subsidiaries of the Registrant . . . . . . . . . . . . . . . . .      76
    27       Financial Data Schedule (for SEC use only) . . . . . . . . . . .


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

     (19) Filed as Exhibit 10.11 to the Registration Statement on Form S-2, Registration No. 33-69004, and incorporated herein by reference.
     (20) Filed as Exhibit 10.12 to the Registration Statement on Form S-2, Registration No. 33-69004, and incorporated herein by reference.
     (21) Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
     (22) Filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
     (23) Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
     (24) Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
     (25) Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
     (26) Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
     (27) Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference


          Certain financial statements schedules and exhibits have been omitted because they are not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                    COMMUNITY BANCSHARES, INC.


Date:             February 28, 1997                                 By   /s/ Kennon R. Patterson, Sr.
       ---------------------------------                               --------------------------------------
                                                                                     KENNON R. PATTERSON, SR.
                                                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER


Date:             February 28, 1997                                 By   /s/  Paul W. Williams, CPA
       ---------------------------------                               --------------------------------------
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

               Directors                                                                        Date
               ---------                                                                        ----
  /s/ C.K. Copeland                                                                         February 28, 1997
-----------------------                                                                   -----------------------
C.K. COPELAND

  /s/ Bryan A. Corr                                                                         February 28, 1997
----------------------                                                                    -----------------------
BRYAN A. CORR

  /s/ R.C. Corr, Jr.                                                                        February 28, 1997
--------------------                                                                      -----------------------
R.C. CORR, JR.

  /s/ Glynn Debter                                                                          February 28, 1997
--------------------------                                                                -----------------------
GLYNN DEBTER

  /s/ Edward E. Ferguson                                                                    February 28, 1997
----------------------------------                                                        -----------------------
EDWARD E. FERGUSON

          Directors                                                                          Date
          ---------                                                                          ----
  /s/ Denny Kelly                                                                            February 28, 1997
--------------------------------                                                          -----------------------
DENNY KELLY

  /s/ John J. Lewis, Jr.                                                                     February 28, 1997
--------------------------------                                                          -----------------------
JOHN J. LEWIS, JR.

  /s/ Stacey W. Mann                                                                         February 28, 1997
----------------------------------                                                        -----------------------
STACEY W. MANN

  /s/ Loy McGruder                                                                           February 28, 1997
-------------------------------                                                           -----------------------
LOY MCGRUDER

  /s/ Jon M. Owings                                                                          February 28, 1997
--------------------------------                                                          -----------------------
JON M. OWINGS

  /s/ Hodge Patterson, III                                                                   February 28, 1997
--------------------------------                                                          -----------------------
HODGE PATTERSON, III

  /s/ Kennon R. Patterson, Jr.                                                               February 28, 1997
-------------------------------                                                           -----------------------
KENNON R. PATTERSON, JR.

  /s/ Kennon R. Patterson, Sr.                                                               February 28, 1997
---------------------------------                                                         -----------------------
KENNON R. PATTERSON, SR.

  /s/ Merritt Robbins                                                                        February 28, 1997
------------------------------------                                                      -----------------------
MERRITT ROBBINS

  /s/ Robert O, Summerford                                                                   February 28, 1997
----------------------------------                                                        -----------------------
ROBERT O. SUMMERFORD

  /s/ Bishop K. Walker, Jr.                                                                  February 28, 1997
----------------------------------                                                        -----------------------
BISHOP K. WALKER, JR.


  /s/ Wayne Washam                                                                           February 28, 1997
---------------------------------                                                         -----------------------
WAYNE WASHAM