Form 10-Q
period 1997-03-31
COMMUNITY BANCSHARES INC /DE/
filed 1997-04-29
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549



                           FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For Quarter Ended March 31, 1997

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

   Yes   X       No


 Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

        Class                                     Outstanding at March 31,1997
Common Stock, $.10 Par Value                                 1,895,169

                                    INDEX

                COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                         PAGE

Item 1.  Financial Statements (Unaudited)

Consolidated balance sheets-March 31,1997 and December 31,1996 . . .    3

Consolidated statements of income - Three months ended March 31,
 1997 and 1996. . . . . . . . . . . .                                   4

Consolidated statements of cash flows - Three months ended March 31,
 1997 and 1996. . . . . . . . . . . .                                   5

Notes to consolidated financial statements - March 31, 1997 . . . .     7


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . .                   9

PART II. OTHER INFORMATION

Item  6. Exhibits and Reports on Form 8-K. . . . . . . . . . . .       14

SIGNATURES

                      PART I - FINANCIAL INFORMATION
                ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
               COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                      March 31,   December 31,
                                                        1997          1996
Assets
 Cash . . . . . . . . . . . . . . . . . . . . . $    3,977,970  $  5,096,892
 Due from banks  . .                                18,558,842    12,515,285
 Interest-bearing deposits with banks . . . . .      2,504,343     1,773,778
 Federal funds sold . . . . . . . . . . . . . . .    9,200,000         -0-
 Securities available for sale  . . . . . . . . .   79,301,086    86,911,305
 Loans  . . . . . . . . . . . . . . . . . . . . .  327,696,327   324,571,991
  Less: Unearned income  . . . . . . . . . . . .     1,611,915     1,809,698
        Allowance for loan losses . . . . . . . .    2,395,536     2,424,847
 Net Loans  . . . . . . . . . . . . . . . . . . .  323,688,876   320,337,446

 Premises and equipment, net  . . . . . . . . . .   18,482,057    17,076,220
 Accrued interest . . . . . . . . . . . . . . . .    4,318,044     4,847,308
 Intangibles, net . . . . . . . . . . . . . . . . .  4,021,741     4,101,306
 Other real estate  . . . . . . . . . . . . . . . .    869,504       791,435
 Other assets . . . . . . . . . . . . . . . . .      2,031,956     1,258,720

 Total Assets . . . . . . . . . . .              $ 466,954,419 $ 454,709,695

Liabilities and Shareholders' Equity
Deposits:
 Noninterest-bearing . . . . . . . . . . . .     $  55,463,146 $  50,245,130
 Interest-bearing  . . . . . . . . . . . . . . .   364,579,672   350,092,545
 Total Deposits . . . . . . . . . . . . . . . .    420,042,818   400,337,675

Other short-term borrowings  . . . . . . . . . .     3,217,611     8,376,472
Accrued interest . . . . . . . . . . . . . . .       2,705,759     2,542,825
Long-term debt . . . . . . . . . . . . . . . . .     8,061,164     8,281,449
Other liabilities  . . . . . . . . . . . . . . . . . 1,503,415     2,612,488
Total Liabilities  . . . . . . . . . . . . . . .   435,530,767   422,150,909
Shareholders' equity
 Common stock, par value $.10 per share,
  5,000,000 shares authorized, 2,004,836
  shares issued as of March 31, 1997 and
  2,000,000 shares issued as of December 31, 1996      200,484       200,000
 Capital surplus . . . . . . . . . . . . . . . .    17,915,958    17,819,722
 Retained earnings . . . . . . . . . . . . . . .    16,134,702    16,812,517
 Unearned ESOP shares - 109,667 and 112,121 shares
  unreleased at March 31, 1997 and December 31,1996 (2,090,958)   (2,119,891)
 Unrealized losses on investment securities
  available for sale, net of deferred taxes  . . .    (736,534)     (153,562)

Total Shareholders' Equity . . . . . . . . . . . .  31,423,652    32,558,786

Total Liabilities and Shareholders' Equity       $ 466,954,419 $ 454,709,695


                   See notes to consolidated financial statements


                                     Page 3


                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
                                                       Three Months Ended
                                                           March 31,
                                                      1997          1996
Revenue From Earning Assets
Interest and fees on loans . . . . . . . .       $  7,781,363  $   5,981,921
Interest on investment securities:
 Taxable securities  . . . . . . . . . . . . .      1,116,272      1,079,490
 Securities exempt from federal income taxes   . .    182,877        233,800
Interest on federal funds sold . . . . . . . . . .     19,362        280,552
Interest on deposits in other banks  . . . . . . .     20,241         17,611
 Total Revenue From Earning Assets . . . . . . . .  9,120,115      7,593,374

Interest Expense
 Interest on deposits . . . . . . . . . . . . . .   4,442,298      3,979,911
 Interest on other short-term borrowings  . . . . .    44,945         36,039
 Interest on long-term debt . . . . . . . . . . . .   155,358        163,320
  Total Interest Expense  . . . . . . . . . . . . . 4,642,601      4,179,270

Net interest income                                 4,477,514      3,414,104
Provision for loan losses . . .                       197,978        127,882

Net interest income after provision
 for loan losses . . . . . . . . . . . . . . . .    4,279,536      3,286,222

Noninterest Income
 Service charges on deposits  . . . . . . . . . . .   622,901        485,814
 Insurance commissions  . . . . . . . . . . . . . .   190,203         83,887
 Bank club dues . . . . . . . . . . . . . . . . . . . 134,784        117,746
 Other operating income . . . . . . . . . . . . . . . 229,966        241,908
 Investment securities gains  . . . . . . . . . . . .  (2,590)          -0-
  Total Noninterest Income  . . . . . . . . . . . . 1,175,264        929,355

Noninterest Expenses
 Salaries and employee benefits . . . . . . . . . . 2,647,438      2,073,477
 Occupancy expense  . . . . . . . . . . . . . . . .   343,452        228,048
 Furniture and equipment expense  . . . . . . . . .   274,406        220,545
 Director and committee fees  . . . . . . . . . . .   152,875         70,575
 Other operating expenses . . . . . . . . . . . . .   882,539        715,391
  Total Noninterest Expenses  . . . . . . . . . . . 4,300,710      3,308,036

Income before income taxes                          1,154,090        907,541
Provision for income taxes  . .                       331,904        236,913

Net Income  . . . . . . . . . . . . . . . . . .  $     822,186  $    670,628

Earnings Per Common Share - Primary and Fully-diluted
  Net income per common share  . . . . . . . . . $         .42  $        .37

  Weighted average common shares outstanding . .     1,978,063     1,826,117


                 See notes to consolidated financial statements

                                            Page 4

                         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                           Three months Ended
                                                                 March 31,
                                                            1997        1996
Operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . .  $  822,186 $   670,628
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for loan losses  . . . . . . . . . . . . . .   197,978     127,882
 Provision for depreciation and amortization  . . . . .   351,119     276,956
 Amortization of investment security premiums and
  accretion of discounts . . . . . . . . . . . . . . .     (7,018)    (22,130)
 Realized investment security losses   . . . . . . . .       -0-         -0-
 Increase (decrease) in accrued interest receivable . .   529,264    (348,953)
 Increase in accrued interest payable . . . . . . . . .   162,934     326,925
 Other  . . . . . . . . . . . . . . . . . . . . . . . .  (426,489) (1,427,814)
    Net cash provided (used) by operating activities    1,629,974    (396,506)

Investing activities:
 Proceeds from sales of investment securities . . . . . 5,007,863       -0-
 Proceeds from maturity of investment securities  . . . 1,934,835    3,135,003
 Purchase of investment securities  . . . . . . . . . .  (299,671) (34,356,392)
 Decrease (increase) in interest-bearing deposits
  with other banks                                       (730,565)     186,665
 Net increase in loans to customers . . . . . . . . .  (3,302,119) (12,697,634)
 Purchase of goodwill . . . . . . . . . . . . . . . .       -0-     (2,189,435)
 Capital expenditures . . . . . . . . . . . . . . . .  (1,747,519)  (1,019,121)
   Net cash used in investing activities . . . . . .      862,824  (46,940,914)

Financing activities:
 Net increase  in demand deposits, NOW accounts,
  and savings accounts  . . . . . . . . . . . . . .     6,855,618    29,331,723
 Net increase in certificates of deposit  . . . . . . .11,435,735    14,338,889
 Net increase (decrease) in short-term borrowings . .  (5,064,884)    1,781,612
 Issuance and sale of common stock. . . . . . . . .        96,720     1,077,260
 Repayment of long-term debt  . . . . . . . . . . . .    (191,352)    (190,444)
 Cash dividends . . . . . . . . . . . . . . . . . . .  (1,500,000)    (908,788)
  Net cash provided by financing activities . . . .    11,631,837   45,430,252

Net increase (decrease) in cash and cash equivalents   14,124,635   (1,907,168)

Cash and cash equivalents at beginning of period  .    17,612,177   36,438,247

Cash and cash equivalents at end of period  . . .  $   31,736,812 $ 34,531,079


                  See notes to consolidated financial statements

                COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                        1997          1996

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest  . . . . . . . . . . . . . . . . . . . $   4,113,337  $   3,852,345
 Income taxes  . . . . . . . . . . . . . . . . .       493,689         28,742

Supplemental schedule of non-cash investing and financing activities:

  Other real estate of $87,500 and $444,500 was acquired in 1997 and 1996, respectively, from employees as a result of the Company s relocation program.

  Upon the pledging of purchased shares to obtain additional ESOP debt of $137,918 on October 2, 1995, long-term debt was increased and equity was decreased . The debt was reduced and shares were released by $28,933 and $42,840 during the three month periods ended March 31,1997 and 1996, respectively, as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

  Unrealized losses on investment securities available for sale increased by $582,972 during the three months ended March 31, 1997.









                 See notes to consolidated financial statements

                     COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

                                                         March 31, 1997
NOTE A -Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.   In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31,1996.

NOTE B - Income Taxes

The effective tax rates of approximately 28.8 percent and 26.1 percent for the three months ended March 31, 1997 and 1996 are less than the statutory rate principally because of the effect of tax-exempt interest income.

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

At March 31, 1997, the Company had net unrealized losses of $1,227,557 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in stockholders' equity of $736,534, net of deferred tax liability. There were no trading securities.The net decrease in stockholders equity as a result of the SFAS 115 adjustment from December 31, 1996 to March 31, 1997 was $582,972.

NOTE D - Shareholders' Equity

On January 9, 1996, the Board of Directors of the Company declared a dividend of $.50 per share to shareholders of record as of January 12, 1996, and another dividend of $.75 per share was declared in January of 1997 to shareholders of record as of January 8, 1997. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and to regulatory restrictions.

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


                                          Page 7


NOTE D - Shareholders' Equity (continued)

On March 27, 1997 and March 28,1996, the Company issued 41,500 and 87,500 options, respectively, to purchase its common shares to its directors. The options were distributed among the directors based upon their years of service and their positions of leadership with the Company.Each of the stock option agreements contained an option price of $25.00 per share (1997 issuance) or $20.00 per share (1996 issuance), the market value of the shares at the time of issuance. The options are exercisable between April 1, 1996 and March 31, 2002, and are treated as non-qualified options under the provisions of the Internal Revenue Code. The agreements also contain a provision whereby the Company shall compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

These options have been treated as common stock equivalents and have been included in the calculation of average common shares outstanding in Exhibit 11, causing the equivalent average number of shares outstanding for the first quarter of 1997 to rise by 86,808 shares. Earnings per share for the period ended March 31, 1997 were diluted by $ 0.01 per share due to the existence of the options. There was no dilutative effect on book value per share at March 31, 1997. There was no dilutative effect on earnings per share for the quarter ended March 31, 1996, nor on the book value of the Company s common shares at March 31, 1996.


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

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP. These shares were funded with the same promissory note which provided funds to refinance the previously executed notes. This new note was originally secured by 117,847 shares of the Company s common stock. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The note is guaranteed by the Company. As of March 31, 1997, there were 109,667 unreleased shares with a fair value of approximately $2,740,000. These shares are subtracted from outstanding shares for earnings per share calculations.

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

At March 31, 1997, the Company's financial statements reflect long term and a corresponding contra-equity account,as a result of the ESOP debt,of $2,090,958.

                                      Item 2.
             MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 1997 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

FINANCIAL CONDITION

March 31, 1997 compared to December 31, 1996

Loans

Loans comprised the largest single category of the Company's earning assets on March 31, 1997. Loans, net of unearned income and reserve for loan losses, were 69.3% of total assets at March 31, 1997 and 70.4% of total assets at December 31, 1996. Total net loans were $323,688,876 at March 31, 1997, representing a 1.0% increase from the December 31, 1996 total of $320,337,446. This increase of approximately $ 3.35 million was relatively modest, as management has placed an emphasis on growing deposits in excess of loans over the last several months.


Investment Securities and Other Earning Assets

Investment securities and federal funds sold increased $1,589,781 or 1.8% from December 31, 1996 to March 31, 1997. This increase was due primarily to deposit growth in excess of loan growth . The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at March 31, 1997 were $79,301,086 compared with $86,911,305 at
December 31, 1996, reflecting an 9.6% decrease  of  $7,610,219.   Short-term
investments in the form of interest-bearing deposits with banks were $2,504,343 at March 31, 1997 and $1,773,778 at December 31, 1996.


Asset Quality

Between December 31, 1996 and March 31, 1997, the Company experienced a slight decline in the quality of its assets as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) declined from 1.33 to 1.16. The ratio of total nonperforming assets to total assets remained constant at 0.004, and the ratio of nonperforming loans to total loans increased to 0.004 from
0.003 at 12/31/96.These ratios declined due to an increase in past due and nonaccrual loans . All three of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.


Deposits

Total  deposits  of $420,042,818 at March 31, 1997 increased $19,705,143 (4.9%)
over total deposits of $400,337,675 at year-end 1996. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $5,218,016 or 10.4% from year-end 1996 to March 31, 1997, and interest-bearing deposits increased $14,487,127 (4.1%) from year-end 1996. Certificates of deposit of $100,000 or more increased $5,043,215 (6.3%).

Other Short-term Borrowings

Other short-term borrowings totaled $3,217,611 at March 31, 1997, a $5,158,861 decrease from the December 31, 1996 total of $8,376,472.


Long-term Debt

At March 31, 1997 and December 31, 1996, the Company had notes payable totaling $8,061,164, and $8,281,449, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At March 31, 1997 and December 31, 1996, the amounts outstanding were $4,091,135 and $4,269,010, respectively, due December 17, 2002, bearing interest at a floating prime, and collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993, the Trustees of the Company s ESOP executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP with a promissory note with a beginning balance of $2,183,805. The Company has guaranteed this debt; accounting and reporting guidelines mandate that the debt be recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. This note was originally secured by 117,847 shares of the Company s common stock. The note bears interest at a floating rate, with principal and interest payments of $23,948 due monthly through June 17, 2018, with all remaining principal, if any, due upon that date. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,090,958 at March 31, 1997, secured by 109,667 of unreleased shares of Company stock .

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7 %. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,879,071 at March 31, 1997.

Maturities of long-term debt for the years ending December 31 are as follows:

            1997  . . . . . . . . .    $     653,996
            1998  . . . . . . . . .          885,017
            1999  . . . . . . . . .          900,047
            2000  . . . . . . . . .          915,900
            2001  . . . . . . . . .          933,952
            Thereafter  . . . . . .        3,772,252

                                       $   8,061,164



Shareholders' Equity

Company shareholders' equity decreased $1,135,134 from December 31, 1996 to March 31, 1997, due to: net earnings of $822,186, the payment of a cash dividend of $1,500,000, the reduction of unearned ESOP shares by $28,932, the issuance of additional common stock of $96,720, and the increase of unrealized losses on securities available for sale totaling $582,972, net of deferred tax liability.

Capital Resources


A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to $29.4 million at March 31, 1997.
Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $ 33.5 million at March 31, 1997.

The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

Three months ended March 31, 1997 and 1996


Summary

Net earnings of the Company for the three months ended March 31, 1997 were $822,186 compared to $670,628 for the same period in 1996, representing a 22.6% increase. This increase was due principally to the increase of interest margin resulting from the growth in average earning assets . This is a direct result of the Company's expansion activity, with three new banking facilities being opened in 1994, two new locations opening in 1995, five new locations in 1996, plus the purchase of the assets and assumption of liabilities of the Haleyville, Alabama and Uniontown, Alabama branches of a regional bank during 1996. This growth in net interest income is partially offset by an increase in noninterest expense in excess of noninterest income, as the Company is absorbing the direct costs of operating these new facilities; additionally, the Company has increased its staffing levels within its support functions to a level which not only allows quality service to current banking customers but which also anticipates continued growth in the future. Net interest income increased $1,063,410 during the first quarter of 1997, as compared to the same period in 1996; noninterest expenses increased $992,674 during same period, while noninterest income increased by $245,909.


Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 1997 increased $1,526,741 (20.1%) from the same period in 1996. This increase was due to higher average outstanding balances of earning assets. Average earning assets outstanding during the first quarter of 1997 were $53,134,651 higher than during the first quarter of 1996. Interest expense for the three months ended March 31, 1997 increased $463,331 or 11.1% over the corresponding period of 1996. As a result of these factors, net interest income increased $1,063,410, or 31.2%, in the three months ended March 31, 1997, compared to the same period of 1996.



Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $197,978 for the three months ended March 31, 1997 compared to $127,882 for the same period of 1996. Charge-offs exceeded recoveries by $227,289 for the three months ended March 31, 1997. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was .74% at March 31, 1997 compared to .75% at year-end 1996.



Noninterest Income

Noninterest income for the three months ended March 31, 1997 was $1,175,264 compared to $929,355 for the same period of 1996. This 26.5% increase was primarily due to an increase in service charges on deposit accounts of $137,087 in the first quarter of 1997 as compared to the same period of 1996, and the recognition of insurance commissions over that of the quarter ended March 31, 1996 of $106,316 . Significant components of noninterest income are as follows: Service charges on deposits increased $137,087 (28.2%), insurance commissions increased $106,316 (126.7%), security losses of $2,590 were realized, as opposed to no gains or losses in the first quarter of 1995, and other operating income, primarily dues for the bank club account, fees on debt cancellation contracts, and appraisal fees, decreased $11,942 (-4.9%) to $229,966.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 1997 were $4,300,710, reflecting a 30.0% increase over the same period of 1996. The primary components of noninterest expenses are salaries and employee benefits, which increased to $2,647,438 for the three months ended March 31, 1997, 27.7% higher than in the same period of 1996. The increases in salaries and employee benefits are due to staffing for new banking locations and future expansion as well as merit increases and incentive payments. Occupancy costs increased $115,404 (50.6%), furniture and equipment expenses rose by $53,861 (24.4%), and director and committee fees increased by $82,300 (116.6%). Other operating expenses rose by 23.4% to $882,539.

The majority of these expenses should continue at or above the levels for the three months ended March 31, 1997, since management intends to continue its growth policies.

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


Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $331,904 for the three months ended March 31, 1997 increased $94,991 compared to the same period of 1996, due primarily to the increase in income before tax. Taxes as a percent of earnings increased from 26.1% to 28.8%. The effective tax rate of approximately 28.8% is less than the statutory rate principally because of the effect of tax-exempt interest income.

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
                                            Per Share

               27                 Financial Data Schedule
                                      (for the SEC use only)

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

EXHIBIT 11 -- STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


The following tabulation presents the calculation of primary and fully diluted earnings per common share for the three-month periods ended March 31, 1997 and 1996.

                                                        Three Months Ended
                                                             March 31,
                                                       1997             1996

Reported net income . . . . . . . . . . . .    $     822,186    $     670,628

Earnings on common shares . . . . . . . . . .  $     822,186    $     670,628

Weighted average common shares outstanding         1,978,063        1,826,117


Earnings per common share - primary and
 fully diluted
  Income from continuing operations . . . . . . $         .42    $        .37

  Net income  . . . . . . . . . . . . . . . .   $         .42    $        .37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  COMMUNITY BANCSHARES, INC.



April 25, 1997                        /s/ Kennon R. Patterson, Sr.
Date                                  Kennon R. Patterson, Sr., as its
                                      President and Chief Executive
                                      Officer



April 25, 1997                        /s/ Paul W. Williams, CPA
Date                                  Paul W. Williams, CPA, as its Senior
                                      Vice President and Chief
                                      Accounting Officer