Form 10-Q
period 1997-06-30
COMMUNITY BANCSHARES INC /DE/
filed 1997-08-08
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.  20549



                             FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                               For Quarter Ended June 30, 1997

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

                                 Yes   X       No


  Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

           Class                                   Outstanding at June 30, 1997
 Common Stock, $.10 Par Value                                1,897,623

                                            INDEX

                         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                           PAGE


Item 1. Financial Statements (Unaudited)

Consolidated balance sheets - June 30, 1997 and December 31, 1996         3

Consolidated statements of income - Three months ended June 30,
1997  and  1996;  Six  months  ended  June  30,  1997  and  1996         4-5

Consolidated statements of cash flows - Six months ended  June 30,
1997 and 1996                                                             6

Notes  to  consolidated  financial  statements  -  June 30, 1997          8


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                         10



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                16



SIGNATURES

                                PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


                                                     June 30,    December 31,
                                                      1997          1996
Assets
 Cash . . . . . . . . . . . . . . . . . . . . . $    4,128,500    $ 5,096,892
 Due from banks . . . . . . .                       17,775,953     12,515,285
 Interest-bearing deposits with banks . . . . .      2,949,058      1,773,778
 Federal funds sold . . . . . . . . . . . . . . .   19,000,000          -0-
 Securities available for sale  . . . . . . . . .   80,804,956     86,911,305
 Loans  . . . . . . . . . . . . . . . . . . . . .  325,736,116    324,571,991
  Less: Unearned income  . . . . . . . . . . . .     1,436,437      1,809,698
        Allowance for loan losses . . . . . . . .    2,534,350      2,424,847
 Net Loans  . . . . . . . . . . . . . . . . . . .  321,765,329    320,337,446

 Premises and equipment, net  . . . . . . . . . .   20,462,927     17,076,220
 Accrued interest . . . . . . . . . . . . . . . .    4,822,294      4,847,308
 Intangibles, net . . . . . . . . . . . . . . . .    3,942,179      4,101,306
 Other real estate  . . . . . . . . . . . . . . .      844,933        791,435
 Other assets . . . . . . . . . . . . . . . . . .    2,200,310      1,258,720

Total Assets . . . . . . . . . . . . . . . . . . $ 478,696,439 $  454,709,695

Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing . . . . . . . . . . . . .  $  54,354,752 $   50,245,130
  Interest-bearing  . . . . . . . . . . . . .      375,703,343    350,092,545
 Total Deposits . . . . . . . . . . . . . . . .    430,058,095    400,337,675

 Other short-term borrowings  . . . . . . . . .      3,104,170      8,376,472
 Accrued interest . . . . . . . . . . . . . . . .    3,123,022      2,542,825
 Long-term debt . . . . . . . . . . . . . . . . .    7,841,000      8,281,449
 Other liabilities  . . . . . . . . . . . . . . . .  1,668,258      2,612,488
 Total Liabilities  . . . . . . . . . . . . . . .  445,794,545    422,150,909
Shareholders' equity
  Common stock, par value $.10 per share, 5,000,000
  shares authorized, 2,004,836 shares issued as
  of June 30, 1997 and 2,000,000 shares issued as
  of December 31, 1996                                 200,484       200,000
  Capital surplus . . . . . . . . . . . . . . .     17,915,958    17,819,722
 Retained earnings . . . . . . . . . . . . . . . .  17,136,899    16,812,517
 Unearned ESOP shares - 107,213 and 112,121 shares
 unreleased at June 30, 1997 and December 31,1996 . (2,062,383)   (2,119,891)
 Unrealized losses on investment securities
  available for sale, net of deferred taxes  . . .    (289,064)     (153,562)

Total Shareholders' Equity . . . . . . . . . . . .  32,901,894    32,558,786

Total Liabilities and Shareholders' Equity       $ 478,696,439 $ 454,709,695


                   See notes to consolidated financial statements

                          COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)
                                                          Three Months Ended
                                                                June 30,
                                                           1997        1996
Revenue From Earning Assets
 Interest and fees on loans . . . . . . . . . . . .  $  7,842,209 $  6,230,532
 Interest on investment securities:
  Taxable securities  . . . . . . . . . . . . . .       1,089,642    1,292,795
  Securities exempt from federal income taxes   . . .     176,050      233,589

 Interest on federal funds sold . . . . . . . . . . .     176,319      250,414
 Interest on deposits in other banks  . . . . . . . . .    29,193       31,216
   Total Revenue From Earning Assets . . . . . . . .    9,313,413    8,038,546

Interest Expense
 Interest on deposits . . . . . . . . . . . . . . . .   4,678,684    4,077,274
 Interest on other short-term borrowings  . . . . . .      35,028       29,372
 Interest on long-term debt . . . . . . . . . . . . .     168,955      170,417
  Total Interest Expense  . . . . . . . . . . . . .     4,882,667    4,277,063

Net interest income                                     4,430,746    3,761,483
Provision for loan losses . .                             296,269      149,252
Net interest income after provision for loan losses . . 4,134,477    3,612,231

Noninterest Income
 Service charges on deposits  . . . . . . . . . . . .     613,676      536,695
 Insurance commissions  . . . . . . . . . . . . . . . .   142,405      145,967
 Bank club dues . . . . . . . . . . . . . . . . . . .     142,123      123,418
 Other operating income . . . . . . . . . . . . . . .     246,514      249,351
 Investment securities gains  . . . . . . . . . . . .       -0-         (6,596)
  Total Noninterest Income  . . . . . . . . . . . .     1,144,718    1,048,835

Noninterest Expenses
 Salaries and employee benefits . . . . . . . . . . . . 2,269,724    2,185,674
 Occupancy expense  . . . . . . . . . . . . . . . . . .   353,695      236,995
 Furniture and equipment expense  . . . . . . . . . . .   294,295      249,783
 Director and committee fees  . . . . . . . . . . . . .   158,995      124,875
 Other operating expenses . . . . . . . . . . . . . . .   819,491      786,113
  Total Noninterest Expenses  . . . . . . . . . . .     3,896,200    3,583,440

Income before income taxes                              1,382,995    1,077,626
Provision for income taxes  . .                           380,827      305,029

Net Income  . . . . . . . . . . . . . . . . . . .    $  1,002,168  $   772,597

Earnings Per Common Share - Primary and Fully-diluted

 Net income per common share  . . . . . . . . . .    $       .48   $      .39

 Weighted average common shares outstanding . . . . .  2,072,847     1,995,547


                See notes to consolidated financial statements

                              Page 4

                      COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)
                                                            Six Months Ended
                                                                June 30,
                                                            1997       1996
Revenue From Earning Assets
 Interest and fees on loans . . . . . . . . . . .  $  15,623,572 $ 12,212,453
 Interest on investment securities:
  Taxable securities  . . . . . . . . . . . . . .      2,205,914    2,372,285
  Securities exempt from federal income taxes   . . .    358,927      467,389

 Interest on federal funds sold . . . . . . . . . . .    195,681      530,966
 Interest on deposits in other banks  . . . . . . . .     49,434       48,827
   Total Revenue From Earning Assets . . . . . . . .  18,433,528   15,631,920

Interest Expense
 Interest on deposits . . . . . . . . . . . . . . . .  9,120,982    8,057,185
 Interest on other short-term borrowings  . . . . . .     79,973       65,411
 Interest on long-term debt . . . . . . . . . . . . . .  324,313      333,737
  Total Interest Expense  . . . . . . . . . . . . .    9,525,268    8,456,333

Net interest income                                    8,908,260    7,175,587
Provision for loan losses . . .                          494,247      277,134

Net interest income after provision for loan losses .  8,414,013    6,898,453

Noninterest Income
 Service charges on deposits  . . . . . . . . . . . .  1,236,577    1,022,509
 Insurance commissions  . . . . . . . . . . . . . . .    332,608      229,854
 Bank club dues . . . . . . . . . . . . . . . . . . .    276,907      241,164
 Other operating income . . . . . . . . . . . . . . .    476,480      491,259
 Investment securities gains  . . . . . . . . . . . .     (2,590)      (6,596)
  Total Noninterest Income  . . . . . . . . . . . .    2,319,982    1,978,190

Noninterest Expenses
 Salaries and employee benefits . . . . . . . . . .    4,917,162    4,259,151
 Occupancy expense  . . . . . . . . . . . . . . . .      697,147      465,043
 Furniture and equipment expense  . . . . . . . . .      568,701      470,328
 Director and committee fees  . . . . . . . . . . . .    311,870      195,450
 Other operating expenses . . . . . . . . . . . . . .  1,702,030    1,501,504
  Total Noninterest Expenses  . . . . . . . . . . .    8,196,910    6,891,476

Income before income taxes . . . . . . . . . . . . .   2,537,085    1,985,167
Provision for income taxes  . .                          712,731      541,942

Net Income  . . . . . . . . . . . . . . . . . .    $   1,824,354 $  1,443,225

Earnings Per Common Share - Primary and Fully-diluted

 Net income per common share  . . . . . . . .      $        .89  $        .75

 Weighted average common shares outstanding . . .     2,050,596     1,911,617


                  See notes to consolidated financial statements

                    COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                            Six Months Ended
                                                                June 30,
                                                          1997          1996
Operating activities:
 Net income . . . . . . . . . . . . . . . . . . . .  $  1,824,384 $ 1,443,225
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Provision for loan losses  . . . . . . . . . . . .      494,247     277,134
  Provision for depreciation and amortization  . . . . .  724,213     582,277
  Amortization of investment security premiums and
   accretion of discounts . . . . . . . . . . . . . . . .  19,333     (33,843)
  Realized investment security losses   . . . . . . . . .   2,590       6,596
  Increase (decrease) in accrued interest receivable . .   25,014    (700,681)
  Increase in accrued interest payable . . . . . . . . .  580,197     376,384
  Other  . . . . . . . . . . . . . . . . . . . . . . . (1,269,224) (1,770,453)
    Net cash provided by operating activities . . .     2,400,754     180,639

Investing activities:
  Proceeds from sales of investment securities . . .    5,007,863     999,999
  Proceeds from maturity of investment securities  . .  3,137,430   6,604,645
  Purchase of investment securities  . . . . . . . . . (2,286,703)(40,195,649)
  Increase in interest-bearing deposits with
   other banks                                         (1,175,280) (2,235,263)
  Net increase in loans to customers . . . . . . . .   (1,295,886) (8,464,439)
  Cash acquired - purchase of Haleyville location  . .      -0-    18,811,140
  Proceeds from sale of premises and equipment . . . .    104,855      92,130
  Capital expenditures . . . . . . . . . . . . . . . . (4,056,647) (1,868,866)
    Net cash used in investing activities . . . . . .    (564,368)(26,256,303)

Financing activities:
 Net increase in demand deposits, NOW accounts,
  and savings accounts  . . . . . . . . . . . . . . .   5,299,475  17,937,561
 Net increase in certificates of deposit  . . . . . . .23,007,155   3,830,233
 Net increase (decrease) in short-term borrowings . .  (5,064,519)  1,459,322
 Issuance and sale of common stock. . . . . . . . . .      96,720   3,013,493
 Repayment of long-term debt  . . . . . . . . . . . .    (382,941)   (381,108)
 Cash dividends . . . . . . . . . . . . . . . . . . .  (1,500,000)   (908,788)
  Net cash provided by financing activities . .        21,455,890  24,950,713

Net increase (decrease) in cash and cash equivalents   23,292,276  (1,124,951)

Cash and cash equivalents at beginning of period  . .  17,612,177  36,438,247

Cash and cash equivalents at end of period  . . . . .$ 40,904,453 $ 35,313,296


                 See notes to consolidated financial statements

                        COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                             Six Months Ended
                                                                June  30,
                                                             1997       1996

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest  . . . . . . . . . . . . . . . . .       $  8,945,041 $ 7,906,020
   Income taxes  . . . . . . . . . . . . . . . . . . .  1,290,777     258,690

Supplemental schedule of non-cash investing and financing activities:

  Other real estate of $87,500 was acquired in 1997 from employees as a result of the Company s relocation program.

  Upon the pledging of purchased shares to obtain additional ESOP debt of $1,126,007 on May 17, 1996 and of $137,918 on October 2, 1995, long-term debt was increased and equity was decreased . The debt was reduced and shares were released by $57,508 and $80,088 , respectively, during each of the six month periods ended June 30, 1997 and 1996 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

  Unrealized gains losses on investment securities available for sale increased by $135,502 during the six months ended June 30, 1997, from an unrealized loss of $153,562 at December 31, 1996, to a loss of $289,064 at June 30, 1997 (both net of the effect of deferred taxes).

  On January 16, 1996, the Company acquired the assets and assumed the liabilities of the Haleyville, Alabama branch of a regional bank .The liabilities assumed in the transaction totaled $33,366,553 and non-cash assets acquired totaled $12,227,125 . Accordingly, the resultant cash receipt by the Company, net of the premium of $2,328,288 paid for the branchs deposits, was $18,811,140.












                     See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 June 30, 1997



NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X.   Accordingly, they do not include all of the information
and footnotes required by generally accepted accounting principles for  complete
financial  statements.   In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B - Income Taxes

The effective tax rates of approximately 28.1 percent and 27.3 percent for the six months ended June 30, 1997 and 1996 are less than the statutory rate principally because of the effect of tax-exempt interest income.

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

At June 30,1997,the Company had net unrealized losses of $481,774 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in stockholders' equity of $289,064, net of deferred tax liability. There were no trading securities. The net decrease in stockholders equity as a result of the SFAS 115 adjustment from December 31, 1996 to June 30, 1997 was $135,502.


NOTE D - Shareholders' Equity

On January 9, 1996, the Board of Directors of the Company declared a dividend of $.50 per share to shareholders of record as of January 12,1996, and another dividend of $.75 per share was declared in January of 1997 to shareholders of record as of January 8, 1997. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and to regulatory restrictions.

On January 9, 1995, the Board of Directors passed a resolution authorizing the preparation of a Registration Statement for the proposed sale of 312,161 shares of the Company's $.10 par value common stock, consisting of the Company's 115,978 shares of treasury stock and 196,183 newly issued shares. On June 13, 1996, the offering was closed upon full subscription of all shares offered for sale raising $6,175,898 of capital after reduction for offering costs.


                            Page 8


NOTE D - Shareholders' Equity (continued)

On March 27, 1997 and March 28, 1996, the Company issued 41,500 and 135,000 options, respectively, to purchase its common shares to its directors. The options were distributed among the directors based upon their years of service and their positions of leadership with the Company. Each of the stock option agreements contained an option price of $25.00 per share (1997 issuance) or $20.00 per share (1996 issuance), the market value of the shares at the time of issuance. The options are exercisable between April 1, 1996 and March 31, 2002, and are treated as non-qualified options under the provisions of the Internal Revenue Code. The agreements also contain a provision whereby the Company shall compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation , on January 1, 1996. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value method based method of accounting prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to measure compensation cost for their stock option plan under the provisions in APB Opinion 25.

These options have been treated as common stock equivalents and have been included in the calculation of average common shares outstanding in Exhibit 11, causing the equivalent average number of shares outstanding for the first two quarters of 1997 to rise by 156,781 shares. There was no dilutative effect on book value per share at either June 30, 1997 or June 30, 1996. Earnings per average share outstanding were diluted by $ 0.07 per share and $ 0.03 per share, respectively, for the six months ended June 30, 1997 and 1996.


NOTE E - Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan(the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. Employees who work 1,000 hours in any consecutive twelve month period become participants in the ESOP on December 31 of that year, and remain eligible in every subsequent year in which 1,000 hours of work are completed. Employer contributions, which are made at the discretion of the Company's Board of Directors, are allocated to eligible participants in proportion to their eligible pay, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Service imposes a limit ($150,000 in 1997) on the maximum amount of eligible pay under the plan.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP. These shares were funded with the same promissory note which provided funds to refinance the previously executed notes. This new note was originally secured by 117,847 shares of the Company s common stock. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The note is guaranteed by the Company. As of March 31, 1997, there were 107,213 unreleased shares with a fair value of approximately $2,788,000. These shares are subtracted from outstanding shares for earnings per share calculations.

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


                                    Page 9

NOTE E - Employee Stock Ownership (continued)


Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At June 30, 1997, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,062,383.

                                       Item 2.
               MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This  discussion is intended to assist an understanding of the Company and its
Subsidiaries' financial condition and results of operations.    Unless  the
context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 1997 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


FINANCIAL CONDITION

June 30, 1997 compared to December 31, 1996


Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 1997. Loans, net of unearned income and reserve for loan losses, were 67.2% of total assets at June 30, 1997 and 70.4% of total assets at December 31, 1996. Total net loans were $321,765,329 at June 30, 1997, representing a 0.5% increase from the December 31, 1996 total of $320,337,446. This increase of approximately $1.43 million was relatively modest, as management has made deposit growth a priority over loan growth over the last several months.


Investment Securities and Other Earning Assets

Investment securities and federal funds sold increased $12,893,651 or 148.4% from December 31, 1996 to June 30, 1997. This increase was due primarily to deposit growth in excess of loan growth .The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at June 30, 1997 were $80,804,956 compared with $86,911,305 at
December 31, 1996, reflecting a 7.0% decrease  of  $6,106,349.    Short-term
investments in the form of interest-bearing deposits with banks were $2,949,058 at June 30, 1997 and $1,773,778 at December 31, 1996.


Asset Quality

Between December 31, 1996 and June 30, 1997, the Company experienced a slight decline in the quality of its assets as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets(defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) declined from 1.33 to 1.09. The ratio of total nonperforming assets to total assets rose from 0.004 to 0.005, and the ratio of nonperforming loans to total loans increased to 0.005 from 0.003 at 12/31/96. These ratios declined due to an increase in past due and nonaccrual loans, and an increase in other real estate due to the purchase of employees homes who were relocated by the Company. All three of these ratios remain within an acceptable range, as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.


Deposits

Total  deposits  of $430,058,095 at June 30, 1997 increased $29,720,420 (7.4%)
over total deposits of $400,337,675 at year-end 1996. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $4,109,622 or 8.2% from year-end 1996 to June 30, 1997, and interest-bearing deposits increased $25,610,798 (7.3%) from year-end 1996. Certificates of deposit of $100,000 or more increased $6,044,162 (7.5%).

Other Short-term Borrowings

ther short-term borrowings totaled $3,104,170 at June 301, 1997, a $5,272,302 decrease from the December 31, 1996 total of $8,376,472.


Long-term Debt

At June 30, 1997 and December 31, 1996, the Company had notes payable totaling $7,841,000, and $8,281,449, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At June 30, 1997 and December 31, 1996, the amounts outstanding were $3,913,260 and $4,269,010, respectively, due December 17, 2002, bearing interest at a floating prime, and collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred. On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the
Company's  public  offering  of  new  common  stock.    The note was originally
secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP with a promissory note with a beginning balance of $2,183,805. The Company has guaranteed this debt; accounting and reporting guidelines mandate that the debt be recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. This note was originally secured by 117,847 shares of the Company s common stock. The note bears interest at a floating rate, with principal and interest payments of $23,948 due monthly through June 17, 2018, with all remaining principal, if any, due upon that date. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,062,383 at June 30, 1997, secured by 107,213 of unreleased shares of Company stock .

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7 %. The Company maintains the right to prepay the note at its sole discretion.The balance of the note was $1,865,357 at June 30, 1997.

Maturities of long-term debt for the years ending December 31 are as follows:

                   1997  . . . . . . . . .  $     440,216
                   1998  . . . . . . . . .        892,430
                   1999  . . . . . . . . .        907,467
                   2000  . . . . . . . . .        923,328
                   2001  . . . . . . . . .        941,388
                   Thereafter  . . . . . .      3,736,171

                                            $   7,841,000



Shareholders' Equity

Company shareholders' equity increased $343,108 from December 31, 1996 to June 30, 1997, due to: net earnings of $1,824,384, the payment of a cash dividend of $1,500,000, the reduction of unearned ESOP shares by $57,508, the issuance of additional common stock for $96,720, and the increase of unrealized losses on securities available for sale totaling $135,504, net of deferred tax liability.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to $29.0 million at June 30, 1997. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt.Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $ 33.2 million at June 30, 1997.

The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

Six months ended June 30, 1997 and 1996


Summary

Net earnings of the Company for the six months ended June 30, 1997 were $1,824,384 compared to $1,443,225 for the same period in 1996, representing a 26.4% increase. This increase was due principally to the increase of interest margin resulting from the growth in average earning assets. This is a direct result of the Company's expansion activity, with three new banking facilities being opened in 1994, two new locations opening in 1995, four new locations opening in 1996, plus the purchase of the assets and assumption of liabilities of the Haleyville and Uniontown,Alabama branches of a regional bank during 1996. This growth in net interest income is partially offset by an increase in noninterest expense in excess of noninterest income, as the Company is absorbing the direct costs of operating these new facilities; additionally, the Company has increased its staffing levels within its support functions to a level which not only allows quality service to current banking customers but which also anticipates continued growth in the future. Net interest income increased $1,732,703 during the first half of 1997, as compared to the same period in 1996; noninterest expenses increased $1,305,434 during same period, while noninterest income increased by $341,792.


Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 1997 increased $2,801,608 (17.9%) from the same period in 1996. This increase was due to higher average outstanding balances of earning assets. Average earning assets outstanding during the first half of 1997 were $50,621,384 higher than during the first two quarters of 1996. Interest expense for the six months ended June 30, 1997 increased $1,068,905 or 12.6% over the corresponding period of 1996. As a result of these factors, net interest income increased $1,732,703 or 24.2%, in the six months ended June 30, 1997, compared to the same period of 1996.



Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $494,247 for the six months ended June 30, 1997 compared to $277,134 for the same period of 1996. Charge-offs exceeded recoveries by $384,744 for the six months ended June 30, 1997. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was .78% at June 30, 1997 compared to .75% at year-end 1996.



Noninterest Income

Noninterest income for the six months ended June 30, 1997 was $2,319,982 compared to $1,978,190 for the same period of 1996. This 17.3% increase was primarily due to an increase in service charges on deposit accounts of $214,068 in the first half of 1997 as compared to the same period of 1996, and the recognition of fees from debt cancellation contracts, a relatively new program, of $111,212 . Significant components of noninterest income are as follows:
Service charges on deposits increased $214,068 (20.9%), insurance commissions increased $102,754 (44.7%), security losses totaled $2,590 as opposed to losses of $6,596 in 1996, and other operating income, primarily dues for the bank club account, fees on debt cancellation contracts, and appraisal fees, decreased $14,774 (3.0%) to $476,480.

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 1997 were $8,196,910, reflecting an 18.9% increase over the same period of 1996. The primary components of noninterest expenses are salaries and employee benefits, which increased to $4,917,162 for the six months ended June 30, 1997, 15.5% higher than in the same period of 1996. The increases in salaries and employee benefits are due to staffing for new banking locations and future expansion as well as merit increases and incentive payments. Occupancy costs increased $232,104 (49.9%), furniture and equipment expenses rose by $98,373(20.9%), and director and committee fees increased by $116,420 (59.6%). Other operating expenses rose by 13.4% to $1,702,030.

The majority of these expenses should continue to grow at or above the rate for the six months ended June 30, 1997, since management intends to continue its growth policies.

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


Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $712,731 for the six months ended June 30, 1997 increased $170,789 compared to the same period of 1996, due primarily to
the increase in income  before  tax.    Taxes  as  a  percent  of  pre-tax
earnings increased from 27.3% to 28.1%. The effective tax rate of approximately 28.1% is less than the statutory rate principally because of the effect of tax-exempt interest income.

                            Part II - Other Information

                     Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits:

       Exhibit Number          Description of Exhibit          Page Number

            11                 Computation of Earnings             17
                                  Per Share

            27                 Financial Data Schedule
                                (for the SEC use only)

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

EXHIBIT 11 -- STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



The following tabulation presents the calculation of primary and fully diluted earnings per common share for the six-month and three-month periods ended June 30, 1997 and 1996.

                                  Six Months Ended      Three Months Ended
                                      June 30,               June 30,
                                 1997         1996      1997          1996

Reported net income . . . .$  1,824,354  $ 1,443,225 $ 1,002,168 $   772,597


Earnings on common shares  $  1,824,354  $ 1,443,225 $ 1,002,168 $   772,597


Weighted average common
  shares outstanding  . . .   2,050,596    1,911,617   2,072,847   1.995,547

Earnings per common share-
   primary and fully-diluted:
 Income from continuing
    operations . . . . . .  $       .89  $       .75  $     .48  $       .39

  Net income  . . . . . .   $       .89  $       .75  $     .48  $       .39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    COMMUNITY BANCSHARES, INC.



August 7, 1997                        /s/ Kennon R. Patterson, Sr.
Date                                      Kennon R. Patterson, Sr., as its
                                          President and Chief Executive
                                          Officer



August 7, 1997                        /s/ Paul W. Williams, CPA
Date                                      Paul W. Williams, CPA, as its Senior
                                          Vice President and Chief
                                          Accounting Officer