Form 10-Q
period 1997-09-30
COMMUNITY BANCSHARES INC /DE/
filed 1997-11-13
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549




                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997

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

                              Yes   X       No


      Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

      Class                                 Outstanding at September 30, 1997
Common Stock, $.10 Par Value                             1,914,847

                                     INDEX

               COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION
                                                                        PAGE


Item 1. Financial Statements (Unaudited)

Consolidated  balance  sheets  -  September  30,  1997  and
December  31,  1996 . . . . . . . . . . . .                               3

Consolidated statements of income - Three months ended
September 30, 1997 and 1996;  Nine  months  ended
September  30,  1997  and  1996 . . . . . . . . . .                      4-5

Consolidated statements of cash flows - Nine months ended
September 30, 1997  and  1996. . . . . . . . . . . .                      6

Notes to consolidated financial statements -September 30,1997. . . . . .  8


Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations. . . . . . . . . . . .        11



PART II.  OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K. . . . . . . . . . . .           16



SIGNATURES

                     PART I - FINANCIAL INFORMATION
                ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   September 30,  December 31,
                                                       1997          1996
Assets
 Cash . . . . . . . . . . . . . . . . . . . . $     5,525,490  $  5,096,892
 Due from banks  . .                               15,483,726    12,515,285
 Interest-bearing deposits with banks . . . . .     2,503,456     1,773,778
 Federal funds sold . . . . . . . . . . . . . . .  18,400,000        -0-
 Securities available for sale  . . . . . . . . .  81,001,163    86,911,305
 Loans  . . . . . . . . . . . . . . . . . . . . . 326,802,792   324,571,991
 Less: Unearned income  . . . . . . . . . . . . .   1,221,584     1,809,698
 Allowance for loan losses . . . . . . . . . . . .  2,629,640     2,424,847
 Net Loans  . . . . . . . . . . . . . . . . . . . 322,951,568   320,337,446

 Premises and equipment, net  . . . . . . . . .    21,659,035    17,076,220
 Accrued interest . . . . . . . . . . . . . . .     4,809,157     4,847,308
 Intangibles, net . . . . . . . . . . . . . . . .   4,203,238     4,101,306
 Other real estate  . . . . . . . . . . . . . . .     646,901       791,435
 Other assets . . . . . . . . . . . . . . . . . .   1,895,052     1,258,720

 Total Assets . . . . . . . . . . . . . . . . . $ 479,078,786 $ 454,709,695

Liabilities and Shareholders' Equity
Deposits:
 Noninterest-bearing . . . . . . . . . . . . .  $  53,203,470 $  50,245,130
 Interest-bearing  . . . . . . . . . . . . . .    375,761,040   350,092,545
 Total Deposits . . . . . . . . . . . . . . . .   428,964,510   400,337,675

 Other short-term borrowings  . . . . . . . . . .   3,071,741     8,376,472
 Accrued interest . . . . . . . . . . . . . . . .   3,260,095     2,542,825
 Long-term debt . . . . . . . . . . . . . . . . .   7,619,723     8,281,449
 Other liabilities  . . . . . . . . . . . . . . .   1,936,722     2,612,488
 Total Liabilities  . . . . . . . . . . . . . .   444,852,791   422,150,909

 Minority interest in consolidated subsidiary . .      39,526        -0-

 Shareholders' equity
  Common stock, par value $.10 per share,
   5,000,000 shares authorized, 2,019,606 shares
   issued as of September 30,  1997 and 2,000,000
   shares issued as of December 31, 1996              201,961      200,000
  Capital surplus . . . . . . . . . . . . . . . .  18,280,501   17,819,722
  Retained earnings . . . . . . . . . . . . . . .  17,842,303   16,812,517
  Unearned ESOP shares - 104,759 and 112,121
   shares unreleased at September 30, 1997 and
    December 31,1996  .                            (2,032,937)  (2,119,891)
  Unrealized losses on investment securities
   available for sale, net of deferred taxes  . .    (105,359)    (153,562)

Total Shareholders' Equity . . . . . . . . . .     34,186,469   32,558,786

Total Liabilities and Shareholders' Equity . . .$ 479,078,786 $ 454,709,695


                  See notes to consolidated financial statements

                         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)
                                                         Three Months Ended
                                                            September 30,
                                                        1997            1996
Revenue From Earning Assets
 Interest and fees on loans . . . . . . . . . . . . $  8,039,900 $  7,318,760
 Interest on investment securities:
  Taxable securities  . . . . . . . . . . . . . . .    1,084,307    1,199,881
  Securities exempt from federal income taxes   . .      175,950      224,993
 Interest on federal funds sold . . . . . . . . . . .   289,332       56,705
 Interest on deposits in other banks  . . . . . . . .     36,437       48,166
   Total Revenue From Earning Assets . . . . . . . .   9,625,926    8,848,505

Interest Expense
 Interest on deposits . . . . . . . . . . . . . . . .  4,867,064    4,250,340
 Interest on other short-term borrowings  . . . . . .     34,085       38,614
 Interest on long-term debt . . . . . . . . . . . . .    151,957      171,447
  Total Interest Expense  . . . . . . . . . . . . .    5,053,106    4,460,401

Net interest income                                    4,572,820    4,388,104
Provision for loan losses . . .                          302,477      205,453

Net interest income after provision for loan losses .  4,270,343    4,182,651

Noninterest Income
 Service charges on deposits  . . . . . . . . . . . .    621,825      580,252
 Insurance commissions  . . . . . . . . . . . . . . . .  208,489      214,676
 Bank club dues . . . . . . . . . . . . . . . . . . .    144,795      125,803
 Other operating income . . . . . . . . . . . . . . . .  231,650      292,999
 Investment securities gains  . . . . . . . . . . . . .    -0-         25,710
  Total Noninterest Income  . . . . . . . . . . . .    1,206,759    1,239,440

Noninterest Expenses
 Salaries and employee benefits . . . . . . . . . . .  2,621,206    2,301,617
 Occupancy expense  . . . . . . . . . . . . . . . . .    396,445      266,267
 Furniture and equipment expense  . . . . . . . . . .    311,086      249,261
 Director and committee fees  . . . . . . . . . . . .    162,450      137,175
 Other operating expenses . . . . . . . . . . . . .    1,021,819      816,420
  Total Noninterest Expenses  . . . . . . . . . . .    4,513,006    3,770,740

Income before income taxes and minority interest . .     964,096    1,651,351
Provision for income taxes  . .                          255,890      517,132
Net Income before Minority Interest . . . . . . .        708,206    1,134,219

Minority Interest in consolidated subsidiaries  . . . .    2,802        -0-
Net Income  . . . . . . . . . . . . . . . . . . .    $   705,404 $  1,134,219

Earnings Per Common Share - Primary and Fully-diluted

 Net income per common share  . . . . . . . . . . . .$       .34 $        .58

 Weighted average common shares outstanding . . . .    2,081,247    1,971,671


                   See notes to consolidated financial statements

                       COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)
                                                          Nine Months Ended
                                                             September 30,
                                                         1997         1996
Revenue From Earning Assets
 Interest and fees on loans . . . . . . . . . . . . $ 23,663,472 $ 19,531,213
 Interest on investment securities:
  Taxable securities  . . . . . . . . . . . . . . .    3,290,221    3,572,166
  Securities exempt from federal income taxes   . .      534,877      692,382
 Interest on federal funds sold . . . . . . . . . . .    485,013      587,671
 Interest on deposits in other banks  . . . . . . .       85,871       96,993
Total Revenue From Earning Assets . . . . . . . .     28,059,454   24,480,425

Interest Expense
 Interest on deposits . . . . . . . . . . . .         13,988,046   12,307,525
 Interest on other short-term borrowings  . . . . . .    114,028      104,025
 Interest on long-term debt . . . . . . . . . . . . .    476,270      505,184
  Total Interest Expense  . . . . . . . . . . . . .   14,578,344   12,916,734

Net interest income                                   13,481,110   11,563.691
Provision for loan losses . . .                          796,724      482,587

Net interest income after provision for loan losses .  12,684,386  11,081,104

Noninterest Income
 Service charges on deposits  . . . . . . . . . . . .   1,858,402   1,602,761
 Insurance commissions  . . . . . . . . . . . . . . .     541,097     444,530
 Bank club dues . . . . . . . . . . . . . . . . . . . .   421,702     366,967
 Other operating income . . . . . . . . . . . . . . . .   708,130     784,258
 Investment securities gains (losses) . . . . . . . . .    (2,590)     19,114
  Total Noninterest Income  . . . . . . . . . . . .     3,526,741   3,217,630

Noninterest Expenses
 Salaries and employee benefits . . . . . . . . . . . . 7,538,368   6,560,768
 Occupancy expense  . . . . . . . . . . . . . . . . . . 1,093,592     731,310
 Furniture and equipment expense  . . . . . . . . . .     879,787     719,589
 Director and committee fees  . . . . . . . . . . . .     474,320     332,625
 Other operating expenses . . . . . . . . . . . . . .   2,723,849   2,317,924
  Total Noninterest Expenses  . . . . . . . . . . .    12,709,916  10,662,216

Income before income taxes before minority interest.   3,501,211    3,636,518
Provision for income taxes  . .                          968,621    1,059,074
Net Income before Minority Interest . . . . . . .      2,532,590    2,577,444

Minority Interest in consolidated subsidiaries  . . .      2,802        -0-
Net Income  . . . . . . . . . . . . . . . . . . .   $  2,529,788 $  2,577,444

Earnings Per Common Share - Primary and Fully-diluted

Net income per common share  . . . . . . . . . . .  $       1.23 $       1.35

Weighted average common shares outstanding . . . .     2,060,925    1,915,476


                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Nine Months Ended
                                                             September 30,
                                                         1997          1996
Operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . .$  2,529,788 $ 2,577,444
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for loan losses  . . . . . . . . . . . .       796,724     482,587
 Provision for depreciation and amortization  . . . . . 1,143,347     901,003
 Amortization of investment security premiums and
  accretion of discounts . . . . . . . . . . . . . . .     48,191     (41,809)
 Realized investment security gains(losses)  . . . . . .    2,590     (19,114)
 Decrease in accrued interest receivable  . . . . . . . .  38,151    (538,702)
 Increase in accrued interest payable . . . . . . . . . . 717,270     581,393
 Other  . . . . . . . . . . . . . . . . . . . . . . .  (1,105,465) (1,376,098)
Net cash provided (used) by operating activities        4,170,596   2,566,704

Investing activities:
 Proceeds from sales of investment securities . .       5,007,863  11,715,007
 Proceeds from maturity of investment securities  . .   5,588,513  11,504,067
 Purchase of investment securities  . . . . . . . . . .(4,656,676)(42,904,154)
 Decrease (increase) in interest-bearing deposits
  with other banks                                       (729,678)   (853,909)
 Net increase in loans to customers . . . . . . . . . .(2,577,415)(27,834,797)
 Cash acquired - purchase of branches . . . . . . . . .     -0-     1,289,197
 Proceeds from sale of premises and equipment . . . . .   312,900      92,130
 Capital expenditures . . . . . . . . . . . . . . . . .(5,673,721) (3,435,645)
Net cash used in investing activities . . . . . .      (2,728,214)(50,428,104)

Financing activities:
 Net increase (decrease) in demand deposits, NOW
  accounts,and savings accounts  . . . . . . . . .      3,821,677  20,443,389
 Net increase in certificates of deposit  . . . . . .  23,391,368   7,896,125
 Net increase in short-term borrowings  . . . . . . .  (5,246,356)  2,210,079
 Issuance and sale of common stock. . . . . . . . . .     462,740   3,013,493
 Repayment of long-term debt  . . . . . . . . . . . . .  (574,772)   (571,998)
 Cash dividends . . . . . . . . . . . . . . . . . . . .(1,500,000)   (908,788)
Net cash provided by financing activities . . . .      20,354,657  32,082,300

Net increase (decrease) in cash and cash equivalents   21,797,039 (15,779,100)

Cash and cash equivalents at beginning of period  . .  17,612,177  36,438,247

Cash and cash equivalents at end of period  . . . .  $ 39,409,216 $20,659,147


                 See notes to consolidated financial statements

                        COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                          Nine Months Ended
                                                            September 30,
                                                          1997         1996

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest  . . . . . . . . . . . . . . . . . . . .$ 13,861,074  $ 12,009,740
  Income taxes  . . . . . . . . . . . . . . . . . .   1,623,340       406,207

Supplemental schedule of non-cash investing and financing activities:

 Other real estate of $87,500 was acquired in 1997 from employees as a result of the Company s relocation program.

 Upon the pledging of purchased shares to obtain additional ESOP debt of $1,126,007 on May 17, 1996 and of $137,918 on October 2, 1995, long-term debt was increased and equity was decreased . The debt was reduced and shares were released by $86,954 and $108,461 , respectively, during each of the nine month periods ended September 30, 1997 and 1996 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

 Unrealized losses on investment securities available for sale decreased by $48,203 during the nine months ended September 30, 1997, from an unrealized loss of $153,562 at December 31, 1996, to a loss of $105,359 at September 30, 1997 (both net of the effect of deferred taxes).

 On January 16,1996, the Company acquired the assets and assumed the liabilities of the Haleyville, Alabama branch of a regional bank .The liabilities assumed in the transaction totaled $33,366,553 and non-cash assets acquired totaled $12,227,125 . Accordingly, the resultant cash receipt by the Company, net of the premium of $2,328,288 paid for the branch s deposits, was $18,811,140.

 On July 12,1996, the Company acquired the assets and assumed the liabilities of the Uniontown, Alabama branch of a regional bank .The liabilities assumed in the transaction totaled $12,320,393 and non-cash assets acquired totaled $29,580,944 . Accordingly, the resultant cash disbursement by the Company, including of the premium of $261,392 paid for the branch s deposits, was $17,521,943.

                        See notes to consolidated financial statements.

                          COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (UNAUDITED)

                                     September 30, 1997



NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X.   Accordingly, they do not include all of the information
and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consist-ing of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B - Income Taxes

The effective tax rates of approximately 27.7 percent and 28.1 percent for the nine months ended September 30, 1997 and 1996 are less than the statutory rate principally because of the effect of tax-exempt interest income.

NOTE C - Investment Securities

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). This pronouncement requiresthat all investments in debt securities be classified as either held-to-maturity securities, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; or available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (net of deferred tax effect).

At September 30, 1997, the Company had net unrealized losses of $175,498 in available-for-sale securities which are reflected in the presented assets and resulted in a decrease in stockholders' equity of $105,359, net of deferred tax liability. There were no trading securities. The net increase in stockholders equity as a result of the SFAS 115 adjustment from December 31,1996 to September 30, 1997 was $48,203.


NOTE D - Shareholders' Equity

On January 9, 1996, the Board of Directors of the Company declared a dividend of $.50 per share to shareholders of record as of January 12, 1996, and another dividend of $.75 per share was declared in January of 1997 to share-holders of record as of January 8, 1997. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and to regulatory restrictions.

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

On March 27, 1997 and March 28, 1996, the Company issued 41,500 and 135,000 options, respectively, to purchase its common shares to its directors. The options were distributed among the directors based upon their years of service and their positions of leadership with the Company. Each of the stock option agreements contained an option price of $25.00 per share (1997 issuance) or $20.00 per share (1996 issuance), the market value of the shares at the time of issuance. The options are exercisable between April 1, 1996 and March 31, 2002,and are treated as non-qualified options under the provisions of the Internal Revenue Code. The agreements also contain a provision whereby the Company shall compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

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

These options have been treated as common stock equivalents and have been included in the calculation of average common shares outstanding in Exhibit 11, causing the equivalent average number of shares outstanding for the first three quarters of 1997 to rise by 163,426 shares. There was no dilutative effect on book value per share at either September 30, 1997 or September 30, 1996. Earnings per average share outstanding were diluted by $ 0.10 per share and $ 0.04 per share, respectively, for the nine months ended September 30, 1997 and 1996.


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

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP. These shares were funded with the same promissory note which provided funds to refinance the previously executed notes. This new note was originally secured by 117,847 shares of the Company s common stock. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The note is guaranteed by the Company. As of September 30, 1997, there were 104,759 unreleased shares with a fair value of approximately $3,137,000. These shares are subtracted from outstanding shares for earnings per share calculations.

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

                                   Page 9

NOTE E - Employee Stock Ownership (continued)


Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated.Dividends on unreleased shares are treated as other income of the ESOP.

At September 30, 1997, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,032,937.

                                        Item 2.
              MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This  discussion is intended to assist an understanding of the Company and its
Subsidiaries' financial condition and results of operations.    Unless  the
context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 1997
Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


FINANCIAL CONDITION

September 30, 1997 compared to December 31, 1996


Loans

Loans comprised the largest single category of the Company's earning assets on September 30, 1997. Loans, net of unearned income and reserve for loan losses, were 67.4% of total assets at September 30, 1997 and 70.4% of total assets at December 31, 1996. Total net loans were $322,951,568 at September 30, 1997, representing a 0.8% increase from the December 31, 1996 total of $320,337,446. This increase of approximately $2.6 million was relatively modest, as management has made deposit growth a priority over loan growth over the last several months.


Investment Securities and Other Earning Assets

Investment securities and federal funds sold increased $12,489,858 or 14.3% from December 31,1996 to September 30, 1997. This increase was due primarily to deposit growth in excess of loan growth .The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at September 30, 1997 were $81,001,163 compared with $86,911,305 at December 31, 1996, reflecting a 6.8% decrease of $5,910,142. Short-term investments in the form of interest-bearing deposits with banks were $2,503,456 at September 30, 1997 and $1,773,778 at December 31, 1996.


Asset Quality

Between December 31, 1996 and December 30, 1997, the Company experienced a slight decline in the quality of its assets as measured by three key ratios. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) declined from 1.33 to 1.08. The ratio of total nonperforming assets to total assets rose from 0.004 to 0.005, and the ratio of nonperforming loans to total loans increased to 0.006 from
0.003 at 12/31/96. These ratios declined due to an increase in past due and n nonaccrual loans, and an increase in other real estate due to the purchase of employees homes who were relocated by the Company. All three of these ratios remain within an acceptable range, as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.


Deposits

Total deposits of $428,964,510 at September 30, 1997 increased $28,626,835 (7.2%) over total deposits of $400,337,675 at year-end 1996.Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $2,958,340 or 5.9% from year-end 1996 to September 30, 1997, and interest-bearing deposits increased $25,668,495 (7.3%) from year-end 1996.Certificates of deposit of $100,000 or more increased $2,047,309 (2.8%).


                                        Page 11

Other Short-term Borrowings

Other short-term borrowings totaled $3,071,741 at September 30, 1997, a $5,304,731 decrease from the December 31, 1996 total of $8,376,472.


Long-term Debt

At September 30, 1997 and December 31, 1996, the Company had notes payable totaling $7,619,723, and $8,281,449, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At September 30, 1997 and December 31, 1996, the amounts outstanding were $3,735,384 and $4,269,010, respectively, due December 17,2002, bearing interest at a floating prime, and collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks'stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering
of new common  stock.   The note was originally secured by 80,000 shares of
purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP with a promissory note with a beginning balance of $2,183,805.The Company has guaranteed this debt; accounting and reporting guidelines mandate that the debt be recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. This note was originally secured by 117,847 shares of the Company s common stock. The note bears interest at a floating rate, with principal and interest payments of $23,948 due monthly through June 17, 2018, with all remaining principal, if any, due upon that date. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,032,937 at September 30, 1997, secured by 104,759 of unreleased shares of Company stock .

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7 %. The Company maintains the right to prepay the note at its sole discretion.The balance of the note was $1,851,402 at September 30, 1997.

Maturities of long-term debt for the years ending December 31 are as follows:

                 1997  . . . . . . . . .      $     217,533
                 1998  . . . . . . . . .            892,430
                 1999  . . . . . . . . .            907,467
                 2000  . . . . . . . . .            923,328
                 2001  . . . . . . . . .            941,388
                 Thereafter  . . . . . .          3,737,577

                                              $   7,619,723



Shareholders' Equity

Company  shareholders'  equity  increased  $1,627,683  from  December  31, 1996 to September 30, 1997, due to: net earnings of $2,529,788, the payment of a cash dividend of $1,500,000, the reduction of unearned ESOP shares by $86,953,
the issuance of additional  common  stock  for  $462,740    and  the  decrease
of unrealized losses on securities available for sale totaling $48,202, net of deferred tax liability.


                                   Page 12

Capital Resources


A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to $31.3 million at September 30, 1997. Tier II capital components include supplemental capital components such as
qualifying allowance for loan losses and qualifying subordinated  debt.    Tier
I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $35.6 million at September 30, 1997.

The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

Nine months ended September 30, 1997 and 1996


Summary

Net earnings of the Company for the nine months ended September 30, 1997 were $2,529,788 compared to $2,577,444 for the same period in 1996, representing a 1.7% decrease. This increase was due principally to the increase of noninterest expense in excess of noninterest revenue, which is a direct result of the Company's expansion activity, with three new banking facilities being opened in 1994, two new locations opening in 1995, four new locations opening in 1996, plus the purchase of the assets and assumption of liabilities of the Haleyville and Uniontown, Alabama branches of a regional bank during 1996. Of all of these new banking locations, only the acquired mature offices of Haleyville and Uniontown are of an adequate size and maturity to provide profit consistently. Management has made a conscious decision to provide for future earnings by developing these new markets, even at the sacrifice of some current earnings stream. Additionally, the Company has increased its staffing levels within its support functions to a level which not only allows quality service to current banking customers but which also anticipates continued growth in the future. Net interest income increased $1,917,418 during the first nine months of 1997, as compared to the same period in 1996; noninterest expenses increased $2,047,700 during the same period, while noninterest income increased by $309,111.


Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 1997 increased $3,579,028 (14.6%) from the same period in 1996. This increase was primarily due to higher average outstanding balances of earning assets. Average earning assets outstanding during the first three quarters of 1997 were $46,269,481 higher than during the first three quarters of 1996. Interest expense for the nine months ended September 30, 1997 increased $1,661,610 or 12.9% over the corresponding period of 1996. As a result of these factors, net interest income increased $1,917,418 or 16.6%, in the nine months ended September 30, 1997, compared to the same period of 1996.


Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $796,724 for the nine months ended September 30, 1997 compared to $482,587 for the same period of 1996. Charge-offs exceeded recoveries by $600,706 for the nine months ended September 30, 1997. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was .81% at September 30, 1997 compared to .75% at year-end 1996.



Noninterest Income

Noninterest income for the nine months ended September 30,1997 was $3,526,741 compared to $3,217,630 for the same period of 1996. This 9.6% increase was primarily due to an increase in service charges on deposit accounts of $255,641 in the firstnine months of 1997 as compared to the same period of 1996. Significant components of noninterest income are as follows: Service charges on deposits increased $255,641 (16.0%), insurance commissions increased $96,567 (21.7%), security losses totaled $2,590 as opposed to gains of $19,114 in 1996, and other operating income, primarily dues for the bank club account, fees on debt cancellation contracts,and appraisal fees, decreased $76,128 (9.7%) to $708,130.

Noninterest Expenses

Noninterest  expenses  for the nine months ended September 30, 1997 were
$12,709,916, reflecting a 19.2% increase over the same period  of  1996.   The
primary components of noninterest expenses are salaries and employee benefits, which increased to $7,538,368 for the nine months ended September 30, 1997, 14.9% higher than in the same period of 1996. The increases in salaries and employee benefits are due to staffing for new banking locations and future expansion as well as merit increases and incentive payments. Occupancy costs increased $362,282 (49.5%), furniture and equipment expenses rose by $160,198 (22.3%), and director and committee fees increased by $141,695 (42.6%). The increase in director and committee fees is a reflection of the expansion of the boards of directors of both the parent company and the Alabama subsidiary bank. Other operating expenses rose by 17.5% to $2,723,849.

The majority of these expenses should continue at or near the levels for the nine months ended September 30, 1997, since management intends to continue its growth policies.

The Company remains dependent upon the earnings of its principal subsidiary, Community Bank , for its earnings.

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


Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $968,621 for the nine months ended September 30, 1997 decreased $90,453 compared to the same period of 1996, due primarily
to the decrease in  income  before  tax.    Taxes  as  a  percent  of pretax
earnings decreased from 29.1% to 27.7%. The effective tax rate of approximately 27.7% is less than the statutory rate principally because of the effect of tax-exempt interest income.

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
                                Per Share

           27                 Financial Data Schedule
                               (for the SEC use only)

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

EXHIBIT 11 -- STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



The following tabulation presents the calculation of primary and fully diluted earnings per common share for the nine-month and three-month periods ended September 30, 1997 and 1996.

                                 Nine Months Ended       Three Months Ended
                                    September 30,           September 30,
                                  1997       1996         1997        1996

Reported net income . . . .$ 2,529,788  $  2,577,444 $  705,404  $  1,134,219


Earnings on common shares .$ 2,529,788  $  2,577,444 $  705,404  $  1,134,219


Weighted average common
 shares outstanding  . . .   2,060,925     1,915,476  2,081,247     1,971,671

Earnings per common share-
  primary and fully-diluted:
  Income from continuing
   operations . . . . . . .$     1.23   $       1.35 $      .34  $        .58

  Net income  . . . . . .  $     1.23   $       1.35 $      .34  $        .58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       COMMUNITY BANCSHARES, INC.



 November 10, 1997                    /s/ Kennon R. Patterson, Sr.
 Date                                 Kennon R. Patterson, Sr., as its
                                      President and Chief Executive
                                      Officer



 November 10, 1997                    /s/ Paul W. Williams, CPA
 Date                                 Paul W. Williams, CPA, as its Senior
                                      Vice President and Chief
                                      Accounting Officer