Form 10-K
period 1997-12-31
COMMUNITY BANCSHARES INC /DE/
filed 1998-03-06
CIK 752195

                            WASHINGTON, D.C.  20549

                               -----------------

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NO. 0-16461

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                           COMMUNITY BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



    DELAWARE                                           63-0868361
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


                          MAIN STREET, P. O. BOX 1000
                          BLOUNTSVILLE, ALABAMA  35031
                    ----------------------------------------
                    (Address of principal executive offices)

                                (205)  429-1000
                           -------------------------
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                   ON WHICH REGISTERED
            -------------------                  ----------------------
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

                                Yes  X     No
                                    ---       ---

     As of January 31, 1998 the aggregate market value of voting stock held by non-affiliates was $ 37,854,210.

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

             Class                              Outstanding at January 31, 1998
  ----------------------------                  -------------------------------
  Common Stock, $.10 Par Value                               1,930,119

Documents Incorporated by Reference         Part of 10-K in which incorporated
---------------------------------------     ----------------------------------
Proxy Statement for 1998 annual meeting                    Part III

      The total number of pages in this report including exhibits is 144.

                                     PART 1

ITEM 1 - BUSINESS

Community Bancshares, Inc. (the "Company") is registered as a bank holding company with the Federal Reserve Board under the Bank Holding Act. The Company was organized in 1983 and commenced business in February, 1985, with the acquisition of the Bank of Blountsville. On August 8, 1997, the Company merged its two bank operating subsidiaries, Community Bank, an Alabama banking corporation ("Community Bank"), and Community Bank, a Tennessee banking corporation ("Community Bank (Tennessee)"), with the survivor being the Alabama banking corporation. The majority of the bank's loans are to individuals and small to mid-size businesses in Alabama and Tennessee.

Community Bank operated through twenty-three locations in Blount, Dekalb, Lauderdale, Limestone, Madison, Marion, Marshall, Morgan, Perry, and Winston Counties in Alabama, and Giles County, Tennessee during all of 1997. Two additional Alabama locations were opened during 1997: a location in the Guntersville Wal-Mart on October 20; and Fort Payne Wal-Mart (Dekalb County) on November 10. Additionally, another Alabama bank location was opened in the Hartselle Wal-Mart (Morgan County) on January 20, 1998. This brings the bank subsidiary to a total of 26 locations in 11 counties of both Alabama and Tennessee.

Community Bank also operates three subsidiaries, Community Appraisals, Inc., Community Insurance Corp., and 1st Community Credit Corporation. Community Appraisals, Inc. is engaged in the business of appraising real estate. Community Insurance Corp. currently acts as an agent for selling title insurance, life insurance, and property and casualty insurance. 1st Community Credit Corporation, after opening a new office in Arab, Alabama (Marshall County) on November 10, 1997, operates finance company offices in 7 Alabama communities.

The Company maintains its principal executive offices at Main Street, P.O. Box 1000, Blountsville, Alabama 35031.

SUBSIDIARY BANK

Community Bank conducts a general commercial banking business at twenty-six locations in eleven counties in Alabama and Tennessee. The present locations are Blountsville, Oneonta, Snead, West Blount, Cleveland and Oneonta (Walmart location) in Blount County; Rainsville and Fort Payne (Walmart location) in DeKalb County; Pulaski(Downtown) and Pulaski (East College) in Giles County, Tennessee; Rogersville in Lauderdale County; Elkmont in Limestone County; Gurley, Meridianville and New Hope in Madison County; Hamilton in Marion County; Arab (Downtown), Arab (Parkway) and Guntersville (Walmart location) in Marshall County; Falkville, Hartselle and Hartselle (Walmart location) in Morgan County; Uniontown in Perry County; and Haleyville, Haleyville-Village East and Double Springs in Winston County.

The subsidiary bank performs banking services customary for full service banks of similar size and character for their customers in Alabama and Tennessee. Such services include the receipt of demand and time deposit accounts, the extension of personal and commercial loans and the furnishing of personal and commercial checking accounts. Title insurance, life insurance, and appraisal services are available through the wholly-owned subsidiaries of Community Bank.

ACQUISITIONS

On September 25, 1995, Community Bank executed a definitive agreement to acquire certain assets and liabilities of the Haleyville, Alabama location of Compass Bank. On January 12, 1996, the agreement was consummated, with Community Bank assuming liabilities of $31.3 million in exchange for assets of $12.4 million, a premium of $2.2 million, and cash of $16.7 million. On November 3, 1995, Community Bank executed a definitive agreement with Compass Bank for a similar acquisition, the Uniontown, Alabama location, consummated on July 16, 1996 with the acquisition of assets of $29.7 million and payment of a premium of $261,000, the assumption of liabilities totaling $12.3 million, and a cash payment of $17.7 million.

On December 9, 1996, 1st Community Credit Corporation consummated an agreement with the Charter Financial Group to acquire assets, primarily finance receivables, totaling $1.9 million, for a cash payment, including a purchase premium of $333 thousand, of $2.2 million.

Effective August 1, 1997, the Company's wholly-owned subsidiary, Community Insurance, Inc., acquired a controlling interest in Southern Select Insurance, Inc., a property and casualty insurance general agency located in Birmingham, Alabama. Community Insurance paid $382,564 for 51% of the common stock of Southern Select, paying a premium of $344,341. The primary purpose of the acquisition was to acquire the management, product lines, and markets of Southern Select. Southern Select serves as the general agent to over 140 insurance agencies across Alabama. Its operations were not material to the consolidated financial statements of the Company as of December 31, 1997.

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

EMPLOYEES

At December 31, 1997, the Company and its subsidiaries had approximately 320 full-time equivalent employees. The Company and its subsidiaries provide a variety of group life, health and accident insurance, retirement and stock ownership plans (ESOP) and other benefit programs for their employees. The Company maintains continuing educational and training programs for its employees designed to prepare them for positions of increasing responsibility in management or operations. Membership and participation in professional and industry organizations is encouraged and supported by the Company.

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

The Federal Reserve has adopted a risk-based capital adequacy assessment system for bank holding companies. Assets are weighted by a risk factor and a ratio is calculated by dividing qualifying capital by the risk-weighted assets. Tier I capital generally includes common stock and retained earnings. Total capital is comprised of Tier I capital and Tier II capital, which includes certain allowances for loan losses, certain subordinated debt and perpetual preferred stock. The Company's Tier I and Total Capital ratios exceeded the required minimum levels as of December 31, 1997.

The Company is a legal entity which is separate and distinct from its subsidiaries. Federal law restricts extensions of credit by its subsidiary banks to the Company or its affiliates. Dividends to shareholders of the Company may be paid only from dividends paid to the Company by its subsidiaries.


THE SUBSIDIARIES

Deposits in the bank subsidiary are insured by the Federal Deposit Insurance Corporation ("FDIC") and therefore they are subject to examination by the FDIC. The Company can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured subsidiary or any assistance by the FDIC to any commonly controlled FDIC-insured subsidiary in danger of default.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") implemented a number of provisions applicable to insured banks and bank holding companies. Federal bank regulatory agencies are required to establish standards for safety and soundness of banks and bank holding companies relating internal controls and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth and compensation. The FDICIA also requires bank holding companies to guarantee compliance with any capital restoration plans entered into by a subsidiary bank and the FDIC. The activities of insured state banks, including non-subsidiary equity investment, is generally limited under the FDICIA to those permitted for national banks.

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

The Community Reinvestment Act of 1977 ("CRA") and its implementing regulations are intended to encourage regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess CRA reports in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. Regulators are placing increased emphasis on CRA assessments. An unsatisfactory CRA rating may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services.

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

Community Bank is subject to regulation and examination by the Alabama Superintendent of Banks (the "Superintendent"). State regulations in Alabama relate to such matters as loans, mortgages, consolidations, required reserves, allowable investments, issuance of securities, payment of dividends, establishment of branches, filing of periodic reports and other matters affecting the business of the respective banks.

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

On September 28, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"). Beginning September 29, 1995, IBBEA permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank have been in existence for a certain minimum time period, which may not exceed five years. A bank holding company may not, following an interstate transaction, control more than 10% of the nation's total bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain ability to adopt legislation to effectively lower the 30% limit.

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



             [The remainder of this page intentionally left blank]

ITEM 1 - STATISTICAL DISCLOSURE

                                                                           Page(s)
                                                                           -------

Consolidated Average Balances,
 Interest Income/Expense and Yields/Rates ...............................  23-24


Rate/Volume Variance Analysis ...........................................  25-26


Investment Portfolio and Investment Portfolio Maturity Schedule .........  14-15


Loan Portfolio ..........................................................     13


Selected Loan Maturity and Interest Rate Sensitivity ....................     13


Nonperforming Assets ....................................................     29


Summary of Loan Loss Experience .........................................  27-28


Allocation of Loan Loss Reserve .........................................     28


Maturities of Large Time Deposits .......................................     16


Maturities of Long-term Debt ............................................     16


Return on Equity and Assets .............................................     20


Interest Rate Sensitivity Analysis ......................................     18


Capital Adequacy Ratios .................................................     20

Noninterest Income ......................................................     30


Noninterest Expense .....................................................  30-31

                      [This page intentionally left blank]

ITEM 2 - PROPERTIES

The main offices of the Company are housed in a colonial style two story building owned by Community Bank and located on U. S. Highway 231 in Blountsville, Alabama.

The main office of Community Bank is located at 68149 Main Street, Blountsville, Alabama, in a one story brick building constructed in 1975 and which was extensively remodeled during 1994. The premises are owned by Community Bank. Community Bank's administrative, operational, legal, and accounting functions are housed in facilities built at the same location as the Company's main office during 1997. The bank subsidiary owns or leases buildings that are used in the normal course of business in ten counties in North Alabama, namely Blount, DeKalb, Lauderdale, Limestone, Madison, Marion, Marshall, Morgan, Perry and Winston, and in Giles County, Tennessee.

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


ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1997.


             [The remainder of this page intentionally left blank]

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


Company Common Stock ("Shares") was held by approximately 1,295 shareholders of record at December 31, 1997. There is no established trading market for Company Shares, which have been traded inactively in private transactions. Therefore, no reliable information is available as to trades of Company Shares, or as to the prices at which such Shares have traded. Management has reviewed the limited information available as to the ranges at which Shares have sold. The following data regarding Shares is provided for information purposes only, and should not be viewed as indicative of the actual or market value of Shares.



                                                           Estimated Price Range
                                                                 Per Share
                                                           ---------------------
                                                            High          Low
                                                           ------       --------
1997:
    FIRST QUARTER ......................................   $25.00         $23.00
    SECOND QUARTER .....................................    26.00          25.00
    THIRD QUARTER ......................................    30.00          26.00
    FOURTH QUARTER .....................................    30.00          28.19

1996:
    First Quarter ......................................   $20.00         $20.00
    Second Quarter .....................................    20.00          20.00
    Third Quarter ......................................    20.00          20.00
    Fourth Quarter .....................................    23.00          22.00

A cash dividend of $1.00 per share was declared by the Company's Board of Directors on January 8,1998 to shareholders of record at January 8, 1998, and was paid on January 12, 1998. Management continues to anticipate retaining substantially all earnings to finance the Company's growth. The payment of dividends on Shares is subject to the prior payment of principal and interest on the Company's long-term debt, sufficient earnings and capital in the subsidiaries and to regulatory restrictions. See "Financial and Statistical Information" and Consolidated Financial Statements and related notes.

6 - SELECTED FINANCIAL DATA


The following table sets forth selected financial data for the last five years. All averages are daily averages.



                                               1997           1996           1995           1994           1993
                                               ----           ----           ----           ----           ----
                                                               (in Thousands Except Per Share Data)

Interest income .......................      $ 37,791       $ 33,600       $ 26,304       $ 20,751       $ 17,774
Interest expense ......................        19,541         17,426         13,751          9,507          8,008
Net interest income ...................        18,250         16,174         12,553         11,244          9,766
Provision for loan losses .............           773            834          1,088            638            418
Non-interest income ...................         4,891          4,447          3,717          3,189          2,914
Non-interest expense ..................        17,423         14,902         12,046         10,193          8,824

Net income ............................         3,512          3,459          2,705          2,688          2,572
Per Share data:
    Net income - basic ................          1.85           1.86           1.62           1.60           1.94
    Net income assuming dilution ......          1.72           1.76           1.62           1.60           1.94
    Cash dividends ....................           .75            .50            .50            -0-            -0-
    Shareholders' equity (book value)
      at period end ...................         18.65          17.25          16.26          13.91          13.49
Balance Sheet:
    Loans .............................       326,134        322,762        237,841        206,428        151,651
    Deposits ..........................       440,889        400,338        320,149        263,413        227,770
    Long-term debt ....................         7,398          8,281          7,920          8,713          6,392
    Average equity ....................        33,428         30,079         24,839         22,672         15,723
    Average assets ....................       473,381        421,839        328,244        276,063        232,340
    Total assets ......................       491,839        454,710        362,824        299,352        262,192
Ratios:
    Return on average assets ..........          0.74%          0.82%          0.82%          0.97%          1.11%
    Return on average equity ..........         10.51%         11.50%         10.88%         11.86%         16.36%
    Dividend payout ratio .............          40.5%          26.9%          30.9%          0.00%          0.00%
    Average equity to average assets ..          7.06%          7.13%          7.57%          8.21%          6.77%
    Total risk-based capital ..........         11.86%         11.45%         14.10%         13.58%         16.53%
    Leverage ratio ....................          6.94%          9.20%          8.61%          7.52%          8.95%

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

The Company's net income of $3,512,278 for 1997 was 1.5 percent more than 1996's amount of $3,458,986, which was 28 percent more than the $2,704,798 earned during 1995. When stated as changes in earnings per share, 1997 represented a 5 percent decrease from 1996 compared to a 10 percent decrease in 1996 over 1995. The start-up costs associated with de novo branches of the bank subsidiary have had a significant impact on the growth of the Company's net earnings, with operating losses of over $600,000 in both 1997 and 1996.

The continued growth in Company earnings is a response to management's emphasis on quality loans and investments with good yields while keeping expenses in line. The losses sustained by Community Bank in its de novo branches have been fully anticipated and projected prior to opening. The expected growth of these new locations become a significant factor to the Company's future earnings.

A stock offering of $9 million commenced in October, 1993 and closed fully sold in February, 1994. Another offering of approximately $6 million was completed during the first half of 1996. This additional capital and the retained earnings generated have placed the Company in the strongest capital position since its inception for future growth and expansion.


EARNING ASSETS

Average earning assets in 1997 increased 11 percent over 1996 primarily as a result of increases in the loan portfolio. The mix of average earning assets shifted slightly from the loan portfolio during 1997 as loans averaged 77 percent of the total for 1997, up from 73 percent during 1996. As a percentage of total average earning assets, investments securities averaged 19 percent and other earning asset categories averaged 4 percent for 1996. In the previous year, the comparable mix was 23 percent in investment securities and 4 percent in the other earning asset categories. The increased volume in earning assets contributed to the higher net interest income reported by the Company. Average earning assets for 1996 increased 28 percent over 1995.

Average loans increased 17 percent in 1997 with much of the increase concentrated in the real estate financing areas. Total loans outstanding at year-end were up 1 percent over the previous year-end level. Real estate-mortgage loans increased 6 percent and consumer loans decreased 4 percent from year-end 1996 to year-end 1997. Commercial, financial and agricultural loans, which made up 20 percent of the total loans, decreased 2 percent when compared to the previous year. Real estate-construction loans decreased 34 percent but had little effect due to representing only 1 percent of total loans.

Total loans at year-end 1996 grew 36 percent over 1995 and average loans grew 24 percent over the same period.

The Company has intentionally avoided the growing national market in loans to finance leveraged buy-outs, participating in no nationally syndicated leveraged buy-out loans. Concurrently, it has avoided exposure to lesser developed country ("LDC") debt, having no LDC loans in its portfolio.



            [ The remainder of this page intentionally left blank ]

The following table shows the classification of loans by major category at December 31, 1997 and for each of the preceding four years. The second table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year.

                                                              LOAN PORTFOLIO

                                                                     December 31,
                        --------------------------------------------------------------------------------------------------------
                               1997                  1996                  1995                 1994               1993
                        -------------------  ---------------------  -------------------- -------------------- ------------------
                                    PERCENT               Percent               Percent              Percent            Percent
                         AMOUNT    OF TOTAL   Amount      of Total   Amount     of Total    Amount  of Total  Amount   of Total
                         ------    --------   ------      --------   ------     --------    ------  --------  ------   --------
                                                                     (in Thousands)
Commercial,
  financial and
  agricultural .....    $ 64,136      19.6%  $ 65,634        20.2%  $ 44,686      18.61%   $ 46,892    22.1%  $ 34,200    22.0%
Real estate -
  construction .....       3,499       1.1      5,262         1.6      5,624       2.4        3,972     1.9      2,186     1.4
Real estate -
  mortgage .........     172,504      52.7    162,994        50.2    116,289      48.4      103,194    48.6     75,835    48.7
Consumer ...........      86,945      26.6     90,682        28.0     73,479      30.6       58,051    27.4     43,470    27.9
                        --------     -----   --------       -----   --------     -----     --------   -----   --------   -----
                         327,084     100.0%   324,572       100.0%   240,078     100.0%     212,109   100.0%   155,691   100.0%
                                     =====                  =====                =====                =====              =====
Less: Unearned
  income                     950                1,810                  2,237                  5,681              4,040
  Allowance for
  loan losses ......       2,131                2,425                  2,209                  1,548              1,255
                        --------             --------               --------               --------           --------

Net loans ..........    $324,003             $320,337               $235,632               $204,880           $150,369
                        ========             ========               ========               ========           ========




              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY


                                                            Rate Structure For Loans
                                Maturity                    Maturing Over One Year
                       ----------------------------------  --------------------------
                                Over One
                                 Year
                         One    Through  Over              Predetermined  Floating or
                       Year or    Five   Five               Interest       Adjustable
                         Less    Years   Years     Total       Rate         Rate
                       -------  ------- --------  -------  -------------  -----------
                                         (in Thousands)
Commercial,
  financial
  and agricultural...  $31,979  $ 9,860  $23,105  $64,944      $22,369      $10,596
Real estate -
  construction.......    2,685      223      591    3,499          497          317
                       -------  -------  -------  -------      -------      -------

                       $34,664  $10,083  $23,696  $68,443      $22,866      $10,913
                       =======  =======  =======  =======      =======      =======

INVESTMENT PORTFOLIO

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. On January 1, 1994, the Company transferred selected securities to an available for sale category to appropriately reflect the nature of the Company's holdings that are available for sale should liquidity needs dictate, and on December 1, 1995, the entire portfolio was classified as available for sale. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1997 gross investment securities sales were $5.0 million and maturities were $6.6 million, representing 6.1 percent and 8.1 percent, respectively, of the average portfolio for the year. Losses associated with the sales totaled $2,590, accounting for 0.1 percent of noninterest income. Gross unrealized gains in the portfolio amounted to $964,038 at year end 1997 and unrealized losses amounted to $247,883. Average investment securities decreased
8.0 percent from 1996.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company's mortgage-backed security portfolio as of December 31, 1997 or 1996 contains no interest-only strips and the amount of unamortized premium on mortgage-backed securities is only $281,029. The recoverability of the Company's investment in mortgage-backed securities is reviewed periodically, and if necessary, appropriate adjustments would be made to income for impaired values.

The carrying amount of investment securities at the end of each of the last three years is set forth in the following table. All securities have been classified as securities available for sale since December 1, 1995.


                              INVESTMENT PORTFOLIO



                                                            December 31,
                                                    --------------------------
                                                     1997     1996     1995
                                                    ------   ------   -------
                                                          (in Thousands)

    U. S. Treasury and U.S. Government agencies ..  $51,153  $45,135  $30,431
    Mortgage-backed securities ...................   21,241   26,298   22,848
    State and municipal securities ...............   12,698   15,478   16,711
                                                    -------  -------  -------
      Total investment securities ................  $85,092  $86,911  $69,990
                                                    =======  =======  =======



Average taxable securities were 84.8 percent of the portfolio in 1997 and 82.0 percent in 1996 while tax-exempt securities were 15.2 percent in 1997 and 18.0 percent in 1996. Average taxable securities decreased 4.9 percent while average tax-exempt securities decreased 22.3 percent in 1997. Average investment securities for 1997 decreased 8.0 percent from 1996 average levels. Period-end securities for 1997 decreased 2.1 percent from the previous year due to deposit growth in excess of loan demand growth.

The maturities and weighted average yields of the investments in the 1997 portfolio of investment securities are presented below. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations. The average maturity of the investment portfolio is
9.66 years with an average yield of 6.22 percent. Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.



                     INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                                                           Maturing
                               ----------------------------------------------------------------------------------------------
                                       Within              After One But          After Five But                After
                                      One Year            Within Five Years      Within Ten Years             Ten Years
                               ---------------------   ---------------------   ---------------------   ----------------------
                                Amount         Yield   Amount          Yield   Amount         Yield    Amount           Yield
                                ------         -----   ------          -----   ------         -----    ------           -----
                                                                      (in Thousands)
Securities- All Available for Sale:
-----------------------------------

U. S. Treasury ..........      $ 4,891         5.57%   $22,888         5.67%   $ 6,096         5.61%   $   -0-          0.00%
U. S. Government
 agencies ...............          -0-         0.00      9,700         6.13     10,016         6.59     18,803          7.27
State and municipal
 securities .............          668         5.61        270         4.69      5,390         6.15      6,370          5.87
                               -------                 -------                 -------                 -------
 Total ..................      $ 5,559         5.57    $32,858         5.80    $21,502         6.20    $25,173          6.91
                               =======                 =======                 =======                 =======

There were no securities held by the Company, whose aggregate value on December 31, 1997 exceeded ten percent of the Company's consolidated shareholders' equity at that date. (1)

----------------
(1) Securities which are payable from and secured by the same source of revenue or taxing authority are considered to be securities of a single issuer. Securities of the U. S. Government and U. S. Government agencies and corporations are not included.

Average Federal funds sold increased 21.1 percent, reflecting the increased cash available from deposit growth in excess of loan growth. During 1996, average Federal Funds increased 48.8 percent from 1995 levels. As a percentage of average earning assets, these funds represented 3.2 percent for 1997 compared to
3.0 percent for 1996.

The average balance of interest-bearing deposits with other banks decreased 1.5 percent from 1996 to 1997. The average balance from 1995 to 1996 decreased 18.3 percent. Total average earning assets as compared to total average assets for 1997 and 1996 were 89.3 and 90.0 percent, respectively.

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

The portion of the Company's average liabilities represented by interest-bearing deposits increased in both 1997 and 1996 by 13.6 percent and 27.5 percent, respectively. During the same periods, average noninterest-bearing deposits increased 8.8 percent and 50.1 percent, respectively. Customer confidence and satisfaction is evidenced by the increase in total average deposits of 12.9 percent in 1997 and 30.2 percent in 1996. The largest dollar increase was in the time deposits category.

Average interest-bearing demand deposits rose 18.4 percent while average savings deposits decreased 0.9 percent, and average time deposits increased 15.7 percent. The two categories of lowest cost deposits comprised the following percentages of total deposits during 1997 and 1996, respectively: average noninterest-bearing demand deposits - 13.0 percent and 13.5 percent; and average interest-bearing demand deposits - 15.6 percent and 14.9 percent. Of total time deposits, approximately 32.7 percent were large denomination certificates of deposit. The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1997 are summarized in the table below.

                       MATURITIES OF LARGE TIME DEPOSITS


                                         Time         Other
                                     Certificates     Time
                                      of Deposit    Deposits   Total
                                     ------------   --------  -------
                                            (in Thousands)

Three months or less ............      $16,968      $18,555   $35,523
Over three through six months ...        9,266          -0-     9,266
Over six through twelve months ..       21,554          -0-    21,554
Over twelve months ..............       20,639          -0-    20,639
                                       -------      -------   -------

 Total ..........................      $68,427      $18,555   $86,982
                                       =======      =======   =======


Borrowed funds consist primarily of short-term borrowings and long-term debt. Short-term borrowings at year-end 1997 and 1996 consisted of the U. S. Treasury Tax and Loan Note Option account, federal funds purchased (1996 only), and securities sold under agreements to repurchase. Long-term debt consisted of various commitments with scheduled maturities from one to twenty years.

The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 1997.

                          MATURITIES OF LONG-TERM DEBT

                                       1998        1999        2000        2001        2002
                                      ------      ------      ------      ------      ------
                                                        (in Thousands)
Interest on indebtedness .......      $  567      $  492      $  415      $  338      $  257
Repayment of principal .........         897         913         929         947         967
                                      ------      ------      ------      ------      ------

                                      $1,464      $1,405      $1,344      $1,285      $1,224
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

Dividends paid by Community Bank are the primary source of funds available to the Company for debt repayment, payment of dividends to its stockholders and other needs. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Alabama Superintendent of Banks is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. At December 31, 1997, Community Bank could have declared dividends of $7,105,317 without approval of regulatory authorities.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate-construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $34.7 million or 10.6 percent of the total loan portfolio at December 31, 1997 and investment securities maturing in one year or less equaled $5.3 million or 6.2 percent of the portfolio. Other sources of liquidity include short-term investments such as Federal funds sold and maturing interest-bearing deposits with other banks.

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

INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement or maturity during the life of the instruments. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are known as interest sensitivity gaps and are usually calculated separately for segments of time ranging from zero to thirty days, thirty-one to ninety days, ninety-one days to one year, one to five years, over five years and on a basis. The following tables show interest sensitivity gaps for these different intervals as of December 31, 1997.

                       INTEREST RATE SENSITIVITY ANALYSIS


                                       0-30            31-90            91-365          1-5         Over 5
                                       Days             Days             Days          Years          Years    Total
                                     -------          -------          --------       --------      --------  --------
At December 31, 1997                                                         (in Thousands)
-----------------------------------
Interest-earning assets (1)
 Loans ............................  $29,324          $34,841          $ 60,298       $139,454      $ 62,217  $326,134
 Investment Securities:
   Taxable ........................      -0-              -0-             4,490         32,989        34,915    72,394
   Tax-exempt .....................      -0-              126               543            270        11,759    12,698
 Time deposits in other banks .....    1,565              -0-               750            200           -0-     2,515
 Federal funds sold ...............   26,600              -0-               -0-            -0-           -0-    26,600
                                     -------          -------          --------       --------      --------  --------
                                      57,489           34,967            66,081        172,913       108,891   440,341
                                     -------          -------          --------       --------      --------  --------
Interest-bearing liabilities (2)
 Demand deposits (3) ..............   23,815           23,814            23,814            -0-           -0-    71,443
 Savings deposits (3) .............   17,017           17,017            17,017            -0-           -0-    51,051
 Time deposits ....................   20,141           51,935           122,388         71,550            24   266,038
 Other short-term borrowings ......    2,630              -0-               -0-            -0-           -0-     2,630
 Long term debt ...................       74              149               674          3,756         2,745     7,398
                                     -------          -------          --------       --------      --------  --------
                                      63,677           92,915           163,893         75,306         2,769   398,560
                                     -------          -------          --------       --------      --------  --------

Interest sensitivity gap ..........  $(6,188)        $(57,948)        $ (97,812)      $ 97,607      $106,122  $ 41,781
                                     =======         ========         =========       ========      ========  ========

Cumulative interest
 sensitivity gap ..................  $(6,188)        $(64,136)        $(161,948)      $(64,341)     $ 41,781
                                     =======         ========         =========       ========      ========
Ratio of interest-earning assets
 to interest-bearing liabilities ..     0.90             0.38              0.40           2.30         39.33
                                     =======         ========         =========       ========      ========
Cumulative ratio ..................     0.90             0.59              0.49           0.84          1.10
                                     =======         ========         =========       ========      ========
Ratio of cumulative gap to
 total interest-bearing assets ....    (0.11)           (0.69)            (1.02)         (0.19)         0.09
                                     =======         ========         =========       ========      ========

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

As seen in the preceding table, for the first 30 days of repricing opportunity there is an excess of interest-bearing liabilities over earning assets of $6.2 million. For the first 365 days, interest-bearing liabilities exceed earning assets by $161.9 million. During this one year time frame, 80.4 percent of all interest bearing will reprice compared to 21.0 percent of all interest-earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remain the same, thus impacting net interest income. It should be noted, therefore, that a matched interest-sensitive position by itself will not ensure maximum net interest income. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.

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

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier 1 capital, which consists of common equity, amounted to $32.6 million at December 31, 1997. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-based capital and was $36.4 million at year-end 1997. The percentage ratios, as calculated under the guidelines were 10.63 percent and 11.86 percent for Tier I and Total Risk-based capital, respectively, at year-end 1997. Both levels currently exceed the minimum ratios of four percent and eight percent, respectively.

Applying the current guidelines to the preceding two years also resulted in capital ratios exceeding the minimum requirements.

Other important indicators of capital adequacy in the banking industry are the leverage ratio and the tangible leverage ratio. The leverage ratio is defined as the ratio the Company's shareholders equity, minus goodwill bears to total average assets minus goodwill. The Company's leverage ratios as of December 31, 1997, 1996, and 1995 exceeded the regulatory minimum requirement of 4%.

The table following illustrates the company's regulatory capital ratios at December 31, 1997, 1996 and 1995 under the year end 1997 requirements.

                            CAPITAL ADEQUACY RATIOS


                                                     1997           1996           1995
                                                   --------       --------       --------
                                                              (in thousands)
  Tier 1 Capital ............................      $ 32,638       $ 29,941       $ 28,273
  Tier 2 Capital ............................         3,773          4,135          3,983
                                                   --------       --------       --------

  TOTAL QUALIFYING CAPITAL ..................      $ 36,411       $ 34,076       $ 32,256
                                                   ========       ========       ========

  Risk Adjusted Total Assets (including
   off-balance-sheet exposures) .............      $306,947       $297,650       $228,714
                                                   ========       ========       ========

  Tier 1 Risk-Based Capital Ratio ...........         10.63%         10.06%         12.36%
                                                   ========       ========       ========

  Total Risk-Based Capital Ratio ............         11.86%         11.45%         14.10%
                                                   ========       ========       ========

  Leverage Ratio ............................          6.94%          9.20%          8.61%
                                                   ========       ========       ========





In addition to regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. The following table summarizes these and other key ratios for the Company for each of the last three years.


                          RETURN ON EQUITY AND ASSETS


                                              Years Ended December 31,
                                            ------------------------------
                                             1997        1996        1995
                                            ------      ------      ------

 Return on average assets ................   0.74%       0.82%       0.82%
 Return on average equity ................  10.51       11.50       10.89
 Dividend payout ratio ...................   44.1        27.9        30.9
 Average equity to average assets ratio ..   7.06        7.13        7.57

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

Net interest income for 1997 increased 12.8 percent from 1996 and 28.8 percent in 1996 over 1995. Increased volume in 1997 and 1996 accounted for the majority of the increase. The schedule on pages 25 and 26 provides the detail changes in interest income, interest expense and net interest income due to changes in volume and rate.

Interest income increased 12 percent in 1997 and 27.7 percent in 1996. The 1997 increase is due both to the 11.3 percent increase in average earning assets and the 5 basis point rise in the average yield on earning assets. The increase in interest income in 1996 was attributable to the 27.4% increase in average earning assets. Interest income on loans increased 16.5 percent primarily due to increased volume. Interest income on investment securities decreased 9.7 percent from 1996 to 1997 as a result of decreased average balances outstanding.

Total interest expense increased 12.1 percent due to the effect of a 13.0 percent increase in volume of average interest-bearing liabilities, offset by the effect of a 4 basis point decrease in the rate paid. The rise of interest on deposits and short-term borrowings was due to an increase in volume which exceeded declines in deposit rates.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 1997 was 4.46 percent as compared to 4.44 percent for 1996.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread for 1997 increased 9 basis points to 3.94 percent from the 1996 spread of 3.85 percent as the yields on earning assets increased as the cost of interest-bearing liabilities decreased. See the accompanying schedules entitled "Rate/Volume Variance Analysis" and "Consolidated Average Balances, Interest Income/Expenses and Yields/Rates" for more information.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:


                                             Years Ended December 31,
                                  -------------------------------------------------------
                                  1997        1996          1995          1994       1993
                                  ----        ----          ----          ----       ----

Rate earned on earning assets ..  8.94%       8.85%         8.82%         8.20%      8.32%

Rate paid on borrowed funds ....  5.14        5.18          5.17          4.33       4.25

Interest rate spread ...........  3.80        3.67          3.65          3.87       4.07

Net yield on earning assets ....  4.32        4.26          4.21          4.44       4.58


1997 was characterized by relatively stable interest rates. Despite the flat rate environment, net interest income increased by 12.8 percent due to the 11.3 percent increase in average earning asset volume.

Absolute changes in net interest income from 1996 to 1997 and from 1995 to 1996 were $2.1 million and $3.6 million, respectively, as reported in the Consolidated Statements of Income. The net interest margin increased to 4.32 percent in 1997 from 4.26 percent in 1996 and the interest rate spread increased to 3.80 percent for 1997 from 1996's 3.67 percent.


             [The remainder of this page intentionally left blank]

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES Taxable Equivalent Basis (in Thousands)

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                                 1997
                                                 -------------------------------------
                                                  AVERAGE       INCOME/        YIELD/
                                                  BALANCE       EXPENSE         RATE
                                                 ---------      -------       --------
ASSETS
 Earning assets:
 Loans, net of unearned income (1) ............  $324,745       $31,999         9.85%
 Investment securities:
  Taxable .....................................    69,432         4,410         6.35
  Tax-exempt ..................................    12,475         1,080         8.66
                                                 --------       -------
   Total investment securities ................    81,907         5,490         6.70
  Time deposits in other banks ................     2,483           113         4.55
  Federal funds sold ..........................    13,704           796         5.81
                                                 --------       -------
   Total interest-earning assets (2) ..........   422,839        38,398         9.08

Non interest-earning assets:
 Cash and due from banks ......................    19,732
 Premises and equipment .......................    20,126
 Accrued interest and other assets ............    13,156
 Allowance for loan losses ....................    (2,472)
                                                 --------

  Total assets ................................  $473,381
                                                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Demand deposits .............................  $ 66,265         2,722         4.11
  Savings deposits ............................    50,393         1,784         3.54
  Time deposits ...............................   253,095        14,258         5.63
                                                 --------       -------
                                                  369,753        18,764         5.07
  Other short-term borrowings .................     2,524           146         5.78
  Long-term debt ..............................     7,833           631         8.06
                                                 --------       -------
   Total interest-bearing liabilities .........   380,110        19,541         5.14
                                                                -------         ----
 Noninterest-bearing liabilities:
  Demand deposits .............................    55,466
  Accrued interest and other liabilities ......     4,377
  Shareholders' equity ........................    33,428
                                                 --------

   Total liabilities and shareholders' equity .  $473,381
                                                 ========

Net interest income/net interest spread .......                  18,857         3.94%
                                                                                ====

Net yield on earning assets ...................                                 4.46%
                                                                                ====
Taxable equivalent adjustment:
 Loans ........................................                     240
 Investment securities ........................                     367
                                                                -------
 Total taxable equivalent adjustment ..........                     607
                                                                -------

Net interest income ...........................                 $18,250
                                                                =======

--------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.


                         Years Ended December 31,
   ---------------------------------------------------------------------
                 1996                                   1995
   -------------------------------        ------------------------------
    Average        Income/  Yield/         Average       Income/  Yield/
    Balance        Expense    Rate         Balance       Expense    Rate
   --------        -------  ------        --------       -------  ------

   $276,878        $27,468    9.92%       $223,222       $21,837    9.78%

     73,011          4,702    6.44          46,155         2,952    6.40
     16,049          1,380    8.60          18,962         1,710    9.02
   --------        -------                --------       -------
     89,060          6,082    6.83          65,117         4,662    7.16
      2,522            122    4.84           2,132           107    5.02
     11,319            604    5.34           7,607           441    5.80
   --------        -------                --------       -------
    379,779         34,276    9.03         298,078        27,047    9.07


     20,276                                 14,460
     15,187                                 11,518
      8,931                                  5,817
     (2,334)                                (1,629)
   --------                               --------

   $421,839                               $328,244
   ========                               ========



   $ 55,990          2,106    3.76        $ 46,092         1,738    3.77
     50,844          1,924    3.78          39,762         1,524    3.83
    218,720         12,565    5.74         169,413         9,551    5.64
   --------        -------                --------        ------
    325,554         16,595    5.10         255,267        12,813    5.02
      2,824            155    5.49           2,818           166    5.89
      8,053            676    8.39           8,123           772    9.50
   --------        -------                --------       -------
    336,431         17,426    5.18         266,208        13,751    5.17
                   -------    ----                       -------    ----

     51,003                                 33,974
      4,326                                  3,223
     30,079                                 24,839
   --------                               --------

   $421,839                               $328,244
   ========                               ========

                    16,850    3.85%                       13,296    3.90%
                              ====                                  ====

                              4.44%                                 4.46%
                              ====                                  ====
                       206                                   162
                       470                                   581
                   -------                               -------
                       676                                   743
                   -------                               -------

                   $16,174                               $12,553
                   =======                               =======

RATE/VOLUME VARIANCE ANALYSIS
Taxable Equivalent Basis


                                                       Average Volume             Change in Volume
                                               ----------------------------  -------------------------
                                                 1997      1996      1995     1997-1996    1996-1995
                                               --------  --------  --------  -----------  -----------
                                                                     (in Thousands)
EARNING ASSETS:

Loans, net of unearned income ...............  $324,745  $276,878  $223,222    $47,867      $58,656

Investment securities:
   Taxable ..................................    69,432    73,011    46,155     (3,579)     (26,856)

   Tax exempt ...............................    12,475    16,049    18,962     (3,574)      (2,913)
                                               --------  --------  --------    --------     -------
   Total investment securities ..............    81,907    89,060    65,117     (7,153)      23,943
Interest-bearing deposits with other banks ..     2,483     2,522     2,132        (39)         390
Federal funds sold ..........................    13,704    11,319     7,607      2,385        3,712
                                               --------  --------  --------    -------      -------

   Total earning assets .....................  $422,839  $379,779  $298,078    $43,060      $81,701
                                               ========  ========  ========    =======      =======

INTEREST-BEARING LIABILITIES:

Deposits:
    Demand ..................................  $ 66,265  $ 55,990  $ 46,092    $10,275      $ 9,898
    Savings .................................    50,393    50,844    39,762       (451)      11,082
Time ........................................   253,095   218,720   169,413     34,375       49,307
                                               --------  --------  --------    -------      -------
    Total interest-bearing deposits .........   369,753   325,554   255,267     44,199       70,287

Other short-term borrowings .................     2,524     2,824     2,818       (300)           6
Long-term debt ..............................     7,833     8,053     8,123       (220)         (70)
                                               --------  --------  --------    -------      -------

  Total interest-bearing liabilities ........  $380,110  $336,431  $266,208    $43,679      $70,223
                                               ========  ========  ========    =======      =======

Net interest income/net interest spread............................................................

Net yield on earning assets........................................................................

Net cost of funds..................................................................................


                                                                                            Variance Attributed to (1)
                                                                                    ---------------------------------------
     AVERAGE RATE                  Interest Income/Expense       Variance                  1997                   1996
---------------------------       ------------------------- -------------------     ------------------    -----------------
1997       1996       1995          1997     1996    1995   1997-1996 1996-1995      VOLUME       RATE     Volume      Rate
----       ----       ----          ----     ----    ----   -------------------      ------       ----     ------      ----
                                                 (in Thousands)
9.85%      9.92%      9.78%       $31,999  $27,468  $21,837  $4,531   $5,631        $4,726       (195)    $5,315       316


6.35       6.44       6.40          4,410    4,702    2,952    (292)   3,150          (227)       (65)     1,731        19
8.66       8.60       9.02          1,080    1,380    1,710    (300)   1,719          (310)        10       (253)      (77)
                                  -------   ------  -------  ------   ------        ------      -----     ------      ----

6.70       6.83       7.16          5,490    6,082    4,662    (592)   1,420          (537)       (55)     1,478       (58)
4.55       4.84       5.02            113      122      108      (9)      15            (2)        (7)        19        (4)
5.81       5.34       5.80            796      604      441     192      163           135         57        200       (37)
                                  -------   ------  -------  ------   ------        ------      -----     ------      ----

9.08       9.03       9.07         38,398   34,276   27,048   4,122    7,229         4,322       (200)     7,012       217
4.11       3.76       3.77          2,722    2,106    1,738     616      368           409        207        373        (5)
3.54       3.78       3.83          1,784    1,924    1,524    (140)     400           (17)      (123)       420       (20)
5.63       5.74       5.64         14,258   12,565    9,551   1,693    3,014         1,938       (245)     2,841       173
                                  -------   ------  -------  ------   ------        ------      -----     ------      ----

5.07       5.10       5.02         18,764   16,595   12,813   2,169    3,782         2,330       (161)     3,634       148
5.78       5.49       5.89            146      155      166      (9)     (11)          (17)         8        -0-       (11)
8.06       8.39       9.50            631      676      772     (45)     (96)          (18)       (27)        (7)      (89)
                                  -------   ------  -------  ------   ------        ------      -----     ------      ----

5.14       5.18       5.17         19,541   17,426   13,751   2,115    3,675         2,295       (180)     3,627        48
----       ----       ----        -------   ------  -------  ------   ------        ------      -----     ------      ----

3.94%      3.85%      3.90%       $18,857  $16,850  $13,296  $2,007   $3,554        $2,027      $ (20)    $3,385      $169
====       ====       ====        =======  =======  =======  ======   ======        ======      =====     ======      ====

4.46%      4.44%      4.46%
====       ====       ====

4.62%      4.59%      4.61%
====       ====       ====




(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses decreased 7.4 percent in 1997 compared to a decrease of 23.3 percent in 1996; there was a decrease of
12.1 percent in the allowance for loan losses at December 31, 1997 as compared to December 31, 1996. Net loan charge-offs decreased 6.1 percent in 1997 after increasing 168.6 percent in 1996. Net charge-offs on consumer loans amounted to 64 percent of total net charge-offs for 1997 compared to 53 percent in 1996 and 80 percent in 1995. Management believes that the $2,131,354 in the allowance for loan losses at December 31, 1997 (.65% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 1997.


                        Summary of Loan Loss Experience


                                                                  1997        1996        1995        1994        1993
                                                                --------    --------    --------    --------    --------
                                                                                          (in Thousands)
Allowance for loan losses at beginning of year .............    $  2,425    $  2,209    $  1,548    $  1,255    $  1,062
Loan charged off
  Commercial, financial and agricultural ...................          80         392         110          91         129
  Real Estate - mortgage ...................................         325         158         -0-         -0-          33
  Consumer .................................................         783         680         399         319         134
                                                                --------    --------    --------    --------    --------
    Total loans charged off ................................       1,188       1,230         509         410         296
                                                                --------    --------    --------    --------    --------

Recoveries on loans previously charged off
  Commercial, financial and agricultural ...................           5          10          22          52           8
  Real Estate - mortgage ...................................           9           1           1           2         -0-
Consumer ...................................................          97          72          59          11          63
                                                                --------    --------    --------    --------    --------
Total recoveries ...........................................         111          83          82          65          71
                                                                --------    --------    --------    --------    --------

Net loans charged off ......................................       1,077       1,147         427         345         225

Reserves acquired through purchase .........................          10         529         -0-         -0-         -0-

Provision for loan losses ..................................         773         834       1,088         638         418
                                                                --------    --------    --------    --------    --------

Allowance for loan losses at end of period .................    $  2,131    $  2,425    $  2,209    $  1,548    $  1,255
                                                                ========    ========    ========    ========    ========


Loans, net of unearned income, at end of period ............    $326,134    $322,762    $237,841    $206,428    $151,651
                                                                ========    ========    ========    ========    ========

Average loans, net of unearned income,
 outstanding for the period ................................    $324,745    $276,878    $223,222    $178,123    $140,294
                                                                ========    ========    ========    ========    ========

                                                        1997      1996      1995      1994      1993
                                                        ----      ----      ----      ----      ----
Ratios:
 Allowance at end of period to loans, net of
   unearned income .............................         .65%      .75%      .93%      .75%      .83%
 Allowance at end of period to average loans,
   net of unearned income ......................         .66       .88       .99       .87       .89
 Net charge-offs to average loans, net of
   unearned income .............................         .33       .41       .19       .19       .16
 Net charge-offs to allowance at end of period .       50.54     47.30     19.33     22.29     17.93
 Recoveries to prior year charge-offs ..........        9.02     16.31     20.00     21.96     14.76



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

Management allocated the reserve for loan losses to specific loan classes as follows:

                        ALLOCATION OF LOAN LOSS RESERVE



                                                                     December 31,
                          ---------------------------------------------------------------------------------------------------------
                                 1997                    1995                 1995                 1994                1993
                          -------------------   --------------------  --------------------  --------------------  -----------------
                                     PERCENT                Percent               Percent                Percent           Percent
                          AMOUNT     OF TOTAL   Amount      of Total  Amount      of Total  Amount      of Total  Amount   of Total
                          ------     --------   ------      --------  ------      --------  ------      --------  ------   --------
                                                                 (in Thousands)
Domestic loans
 Commercial,
  financial and
  and agricultural ...    $  149          7%    $  800         33%    $  442         20%    $  170         11%    $  678       54%
 Real estate -
  mortgage ...........       618         29        340         14         --         --         --         --        188       15
 Consumer ............     1,364         64      1,285         53      1,767         80      1,378         89        389       31
                          ------        ---     ------        ---     ------        ---     ------        ---     ------      ---

                          $2,131        100%    $2,425        100%    $2,209        100%    $1,548        100%    $1,255      100%
                          ======        ===     ======        ===     ======        ===     ======        ===     ======      ===





(1)  The Company had no foreign loans.

NONPERFORMING ASSETS

Nonperforming assets as of December 31, 1997 increased 49.2 percent from year-end 1996. Nonperforming loans include loans classified as nonaccrual or renegotiated and those past due 90 days or more for which interest is still being accrued. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 1997. The following table summarizes the Company's nonperforming assets for each of the last five years.

                              NONPERFORMING ASSETS

                                                     December 31,
                                          1997    1996    1995    1994   1993
                                        ------  ------  ------  ------  -----
                                                   (in Thousands)
  Nonaccruing loans ..................  $1,093  $  565  $  491  $  422  $ 265
  Loans past due 90 days or more .....     975     470     317     343    154
  Restructured loans .................     -0-     -0-     -0-     -0-    -0-
                                        ------  ------  ------  ------  -----
  Total nonperforming loans ..........   2,068   1,035     808     765    419
  Nonaccruing securities .............     -0-     -0-     -0-     -0-    -0-
  Other real estate ..................     656     791     417     290    284
                                        ------  ------  ------  ------  -----

   Total nonperforming assets ........  $2,724  $1,826  $1,225  $1,055  $ 703
                                        ======  ======  ======  ======  =====

  Ratios:
  Loan loss allowance to
   total nonperforming assets ........    0.78    1.33    1.80    1.47   1.79
                                        ======  ======  ======  ======  =====
  Total nonperforming loans to total
   loans (net of unearned interest) ..   0.006   0.003   0.003   0.004  0.003
                                        ======  ======  ======  ======  =====
  Total nonperforming assets
   to total assets ...................   0.006   0.004   0.003   0.004  0.003
                                        ======  ======  ======  ======  =====


The ratio of loan loss allowance to total nonperforming assets decreased by 41.4% from 1996 to 1997, to 0.78. The ratio of total nonperforming loans to total loans doubled from 1996 to 1997, and total nonperforming assets to total assets increased by 0.2% from 1996 to 1997, placing it at a slightly higher level than in the previous three years. Each of these ratios compare favorably with industry averages, and management is aware of no factors which should suggest that they are prone to increases in future periods.

For the years ended December 31, 1997, 1996 and 1995, the difference between the gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

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

NONINTEREST INCOME

Noninterest income for 1997 totaled $4,890,980 as compared to $4,447,235 in 1996 and $3,716,891 in 1995. These amounts are primarily from service charges on deposit accounts, debt cancellation fees and fees on services to customers. Service charge increases are primarily a reflection of the deposit growth of the Company as it has expanded into new markets, and the result that deposit growth has on deposit account service charges and NSF income. The insurance commissions increased in 1997 as a result of the activities of the Company's Community Insurance unit in the areas of title insurance and life insurance, overcoming significant decreases in credit life insurance commissions. Service charges and bank club dues were up a combined 12.7%, primarily due to the continued geographic expansion of the Company's bank subsidiary, leading to increases in the types of transaction accounts which create these kinds of fees.




                               NONINTEREST INCOME


                                                    Years Ended December 31,          Percent Change
                                                 ------------------------------    --------------------
                                                   1997        1996       1995     1997/1996  1996/1995
                                                 -------     -------    -------    ---------  ---------
                                                          (in Thousands)

Service charges on deposits .................    $ 2,512     $ 2,229    $ 1,751       12.7%      27.3%
Insurance commissions .......................        796         656        637       21.3        3.0
Investment securities gains (losses) ........         (3)          8        266     (137.5)     (97.0)
Bank club dues ..............................        562         498        427       12.9       16.6
Debt cancellation fees ......................        275         388        112      (29.1)     246.4
Other .......................................        749         668        524       12.1       27.5
                                                 -------     -------    -------
                                                 $ 4,891     $ 4,447    $ 3,717       10.0       19.6
                                                 =======     =======    =======

NONINTEREST EXPENSES

Noninterest expenses totaled $17,422,661 in 1997 which represents a 16.9 percent increase over 1996 noninterest expenses, which were 23.7 percent higher than in 1995. Salaries and benefits increased $1,267,391 (13.9%) to in 1997 reflecting the increased personnel costs of completing the staffing of the new Alabama bank locations and finance offices. Director and committee fees, which were $465,775 in 1996 and $286,550 in 1995 increased 37.0% in 1997 to $638,120. Occupancy expense increased 43.4% to $1,477,721 in 1997 primarily as a result of the building and renovation of several bank locations. Furniture and equipment expense increased 20.8% in 1997 from the 1996 amount, to $1,213,978, compared to a 20.6% increase in 1996. Other operating expenses increased 13.0% to $3,690,116 during 1997. From 1995 to 1996, other operating expenses increased 14.5%.

                              NONINTEREST EXPENSES


                                    Years Ended December 31,      Percent Change
                                    -------------------------  ---------------------
                                      1997     1996     1995   1997/1996   1996/1995
                                    -------  -------  -------  ---------   ---------
                                           (in Thousands)
Salaries and employee benefits ...  $10,403  $ 9,135  $ 7,209     13.9%       26.7%
Occupancy expense.................    1,478    1,031      866     43.4        19.1
Furniture and equipment expense ..    1,214    1,005      833     20.8        20.6
Director and committee fees ......      638      466      287     36.9        62.4
Amortization of intangibles ......      328      275      123     19.3       123.6
Advertising ......................      238      229      197      3.9        16.2
Insurance ........................      283      224      495     26.3       (54.7)
Professional fees ................      273      250      247      1.0         1.2
Supplies .........................      537      547      380     (1.8)       43.9
Other ............................    2,031    1,740    1,409     16.7        23.5
                                    -------  -------  -------

                                    $17,423  $14,902  $12,046     16.9        23.7
                                    =======  =======  =======





INCOME TAXES

The Company attempts to maximize its net income through active tax planning. This planning resulted in a provision for income taxes of $1,451,419 (29.3%) for 1997, on pre-tax income of $4,945,355. The tax for 1996 was $1,426,344 (29.2%)
on income of $4,885,330 and for 1995 was $430,997 (13.7%) on income of $3,135,795. These tax amounts and rates are lower than the statutory Federal tax rate of 34 percent primarily due to investments in loans and securities earning interest income that is exempt from Federal taxation. The effective tax rate for 1995 also decreased due to an adjustment in the deferred tax valuation allowance and the recognition of a deferred tax benefit from the donation of a capital asset which exceeded its tax basis by approximately $290,000. As proportionately fewer available funds are invested in tax-exempt assets, the effective tax rate will more closely approximate the statutory Federal tax rate. In 1997 the effective tax rate was 86.2 percent of the statutory Federal tax rate compared to 85.9 percent in 1996. A more detailed explanation of income tax expense is included in the accompanying notes to the Consolidated Financial Statements.




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


COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Financial Statements

                                                                                           Page(s)
                                                                                           ------
Independent Auditor's Report...............................................................     35

Consolidated Statements of Financial Condition as of December 31, 1997 and 1996............     36

Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995.........................................................     37

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1997, 1996 and 1995.........................................................     38

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995.........................................................  39-40

Notes to Consolidated Financial Statements -
  December 31, 1997, 1996 and 1995.........................................................  41-69

Quarterly Results (Unaudited)..............................................................     70

             [DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders of Community Bancshares, Inc.

We have audited the consolidated statements of financial condition of Community Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Birmingham, Alabama
February 13, 1998
                                       DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                  December 31,
                                                                          ----------------------------
                                                                               1997            1996
                                                                          ------------    ------------
ASSETS
  Cash..................................................................  $  6,359,331    $  5,096,892
  Due from banks........................................................    13,292,647      12,515,285
  Interest-bearing deposits with banks..................................     2,514,558       1,773,778
  Federal funds sold....................................................    26,600,000             -0-
  Securities available for sale.........................................    85,092,069      86,911,305
  Loans.................................................................   327,084,688     324,571,991
  Less: Unearned income.................................................       950,205       1,809,698
        Allowance for loan losses.......................................     2,131,354       2,424,847
                                                                          ------------    ------------
                  NET LOANS.............................................   324,003,129     320,337,446
  Premises and equipment, net...........................................    22,362,432      17,076,220
  Accrued interest......................................................     5,089,765       4,847,308
  Intangibles, net......................................................     4,117,825       4,101,306
  Other real estate.....................................................       656,271         791,435
  Other assets..........................................................     1,750,819       1,258,720
                                                                          ------------    ------------
                  TOTAL ASSETS..........................................  $491,838,846    $454,709,695
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing................................................  $ 52,356,858    $ 50,245,130
     Interest-bearing...................................................   388,531,773     350,092,545
                                                                          ------------    ------------
                  TOTAL DEPOSITS........................................   440,888,631     400,337,675
  Other short-term borrowings...........................................     2,630,387       8,376,472
  Accrued interest......................................................     2,912,286       2,542,825
  Long-term debt........................................................     7,397,612       8,281,449
  Other liabilities.....................................................     2,012,500       2,612,488
                                                                          ------------    ------------
                  TOTAL LIABILITIES.....................................   455,841,416     422,150,909

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY............................        18,382             -0-

  Shareholders' equity
     Common stock, par value $.10 per share, 5,000,000
         shares authorized, 2,031,606 and 2,000,000 shares
         issued, respectively...........................................       203,161         200,000
     Capital surplus....................................................    18,524,301      17,819,722
     Retained earnings..................................................    18,824,795      16,812,517
     Unearned ESOP shares - 102,305 and 112,121 shares
         as of December 31, 1997 and 1996...............................    (2,002,902)     (2,119,891)
     Unrealized gains (losses) on investment securities
         available for sale, net of deferred tax or tax benefit.........       429,693        (153,562)
                                                                          ------------    ------------

                  TOTAL SHAREHOLDERS' EQUITY............................    35,979,048      32,558,786
                                                                          ------------    ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $491,838,846    $454,709,695
                                                                          ============    ============

                 See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                          Years Ended December 31,
                                                                  -----------------------------------------
                                                                      1997           1996          1995
                                                                  -----------    -----------    -----------
INTEREST INCOME
  Interest and fees on loans..................................... $31,759,123    $27,261,734    $21,675,669
  Interest on investment securities:
    Taxable securities...........................................   4,410,193      4,701,656      2,951,706
    Securities exempt from federal income taxes..................     712,565        910,822      1,128,707
  Interest on federal funds sold.................................     795,620        604,111        440,961
  Interest on deposits in other banks............................     113,523        121,568        106,976
                                                                  -----------    -----------    -----------
                  TOTAL INTEREST INCOME..........................  37,791,024     33,599,891     26,304,019
                                                                  -----------    -----------    -----------
INTEREST EXPENSE
  Interest on deposits...........................................  18,764,865     16,595,417     12,813,243
  Interest on other short-term borrowings........................     145,991        154,982        166,066
  Interest on long-term debt.....................................     630,553        675,706        771,635
                                                                  -----------    -----------    -----------
                  TOTAL INTEREST EXPENSE.........................  19,541,409     17,426,105     13,750,944
                                                                  -----------    -----------    -----------

NET INTEREST INCOME..............................................  18,249,615     16,173,786     12,553,075
Provision for loan losses........................................     772,579        834,140      1,087,749
                                                                  -----------    -----------    -----------

                  NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES..............  17,477,036     15,339,646     11,465,326

NONINTEREST INCOME
  Service charges on deposits....................................   2,511,501      2,228,762      1,750,970
  Insurance commissions..........................................     795,805        656,134        637,164
  Bank club dues.................................................     562,552        498,282        427,291
  Debt cancellation fees.........................................     274,989        387,876        111,926
  Other operating income.........................................     748,723        668,672        523,601
  Investment securities gains (losses)...........................      (2,590)         7,509        265,939
                                                                  -----------    -----------    -----------
                  TOTAL NONINTEREST INCOME.......................   4,890,980      4,447,235      3,716,891
                                                                  -----------    -----------    -----------

NONINTEREST EXPENSES
  Salaries and employee benefits.................................  10,402,726      9,135,335      7,209,254
  Occupancy expense..............................................   1,477,721      1,030,522        865,876
  Furniture and equipment expense................................   1,213,978      1,004,804        833,220
  Director and committee fees....................................     638,120        465,775        286,550
  Other operating expenses.......................................   3,690,116      3,265,115      2,851,522
                                                                  -----------    -----------    -----------
                  TOTAL NONINTEREST EXPENSES.....................  17,422,661     14,901,551     12,046,422
                                                                  -----------    -----------    -----------

Income before income taxes.......................................   4,945,355      4,885,330      3,135,795
Provision for income taxes.......................................   1,451,419      1,426,344        430,997
                                                                  -----------    -----------    -----------
                  NET INCOME BEFORE MINORITY INTEREST............   3,493,936      3,458,986      2,704,798
Minority Interest in consolidated subsidiary.....................      18,342            -0-            -0-
                                                                  -----------    -----------    -----------

                  NET INCOME..................................... $ 3,512,278    $ 3,458,986    $ 2,704,798
                                                                  ===========    ===========    ===========

EARNINGS PER COMMON SHARE
  Net income      ............................................... $      1.85    $      1.86    $      1.62
EARNINGS PER COMMON SHARE - ASSUMING DILUTION
  Net income      ............................................... $      1.72    $      1.76    $      1.62

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                                         Unrealized
                                                                             Unearned        Common     Gain (Losses)
                                 Common       Capital        Retained          ESOP         Stock in          On
                                 Stock        Surplus        Earnings         Shares        Treasury      Securities      Total
                               ----------   ------------   -------------   ------------   -----------   -------------  ------------

Balance at January 1, 1995...    $180,382    $13,983,010     $12,947,043    $(1,028,640)   $(2,899,460)   $ (659,091)   $22,523,244

Net Income - 1995............                                  2,704,798                                                  2,704,798

Cash dividends:Common........                                   (809,630)                                                  (809,630)

Issuance of Common Stock.....       4,545        838,292                                                                    842,837

Release of ESOP shares during
 year ended December 31, 1995                                                   171,360                                     171,360

Pledging of additional ESOP
  shares during year ended
  December 31, 1995 .........                                                  (137,918)                                   (137,918)

Net Change in Unrealized Gains
  (Losses) on Securities ....                                                                              1,404,978      1,404,978

Resale of Treasury Stock ....                                   (579,892)                    2,899,460                    2,319,568
                                 --------    -----------     -----------    -----------    -----------    ----------    -----------

Balance at December 31, 1995.     184,927     14,821,302      14,262,319       (995,198)           -0-       745,887     29,019,237

Net Income - 1996............                                  3,458,986                                                  3,458,986

Cash dividends:Common                                           (908,788)                                                  (908,788)

Issuance of Common Stock.....      15,073      2,998,420                                                                  3,013,493

Release of ESOP shares during
  year ended December 31, 1996                                                  135,314                                     135,314

Pledging of additional ESOP
  shares during year ended
  December 31, 1996 .........                                                (1,260,007)                                 (1,260,007)

Net Change in Unrealized Gains
  (Losses) on Securities ....                                                                               (899,449)      (899,449)
                                 --------    -----------     -----------    -----------    -----------    ----------    -----------

BALANCE AT DECEMBER 31, 1996      200,000     17,819,722      16,812,517     (2,119,891)           -0-      (153,562)    32,558,786

NET INCOME - 1997............                                  3,512,278                                                  3,512,278

CASH DIVIDENDS:COMMON                                         (1,500,000)                                                (1,500,000)

ISSUANCE OF COMMON STOCK.....       3,161        704,579                                                                    707,740

RELEASE OF ESOP SHARES DURING
  YEAR ENDED DECEMBER 31, 1997                                                  116,989                                     116,989

NET CHANGE IN UNREALIZED GAINS
  (LOSSES) ON SECURITIES ....                                                                                583,255        583,255
                                 --------    -----------     -----------    -----------    -----------    ----------    -----------


BALANCE AT DECEMBER 31,
  1997      .................    $203,161    $18,524,301     $18,824,795    $(2,002,902)   $       -0-    $  429,693    $35,979,048
                                 ========    ===========     ===========    ===========    ===========    ==========    ===========



                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



                                                                                  Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1997              1996             1995
                                                                  -------------     -------------    -------------
OPERATING ACTIVITIES:
  Net income....................................................  $   3,512,278     $   3,458,986    $   2,704,798
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses..................................        772,579           834,140        1,087,749
     Provision for depreciation and amortization................      1,577,243         1,251,145          934,772
     Amortization of investment security
       premiums and accretion of discounts......................         82,839           (44,943)        (121,753)
     Deferred tax expense (benefit).............................        386,061            61,324         (441,035)
     Realized investment security losses (gains)................          2,590            (7,509)        (265,939)
     Loss (gain) on sale of premises and equipment..............        (64,787)           39,866           (5,269)
     Increase in accrued interest receivable....................       (242,457)       (1,009,584)        (795,751)
     Increase in accrued interest payable.......................        369,461           233,690          678,198
     Other......................................................       (439,836)        1,217,000          (54,317)
                                                                  -------------     -------------    -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES...                 5,955,971         6,034,115        3,721,453
                                                                  -------------     -------------    -------------

INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale..........      5,007,863        20,014,380        8,246,865
  Proceeds from maturity of securities available for sale.......      6,636,625        15,569,562        2,081,237
  Proceeds from maturity of securities held to maturity.........            -0-               -0-       14,381,805
  Purchase of securities available for sale.....................     (8,938,589)      (53,952,015)     (15,386,069)
  Purchase of securities held to maturity.......................            -0-               -0-      (14,197,937)
  Net decrease (increase) in interest-bearing
    deposits with other banks...................................       (740,780)          138,510          201,535
  Cash used in acquisition of bank branches and finance offices.            -0-          (929,639)             -0-
  Net increase in loans to customers............................     (5,349,333)      (43,823,086)     (31,205,039)
  Proceeds from sale of premises and equipment..................        250,596           115,319           79,223
  Capital expenditures..........................................     (6,420,709)       (5,352,381)      (3,047,780)
  Net proceeds from sale of other real estate...................        240,000           380,508           47,292
                                                                  -------------     -------------    -------------
         NET CASH USED IN INVESTING ACTIVITIES..................     (9,314,327)      (67,838,842)     (38,798,868)
                                                                  -------------     -------------    -------------


FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts........................................      8,114,624        19,052,113        2,466,443
  Net increase in certificates of deposit.......................     31,022,542        15,686,984       54,270,341
  Net increase (decrease) in short-term borrowings..............     (5,275,058)        6,897,972         (462,860)
  Repayment of long-term debt...................................       (766,848)         (763,117)        (759,638)
  Issuance of common stock......................................        402,897         3,013,493          842,837
  Sale of treasury stock........................................            -0-               -0-        2,319,568
  Cash dividends................................................     (1,500,000)         (908,788)        (809,630)
                                                                  -------------     -------------    -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES..............     31,998,157        42,978,657       57,867,061
                                                                  -------------     -------------    -------------

Net increase (decrease) in cash and cash equivalents............     28,639,801       (18,826,070)      22,789,646

Cash and cash equivalents at beginning of year..................     17,612,177        36,438,247       13,648,601
                                                                  -------------     -------------    -------------


CASH AND CASH EQUIVALENTS AT END OF YEAR........................  $  46,251,978     $  17,612,177    $  36,438,247
                                                                  =============     =============    =============



                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


                                                                                 Years Ended December 31,
                                                                  ------------------------------------------------
                                                                       1997             1996              1995
                                                                       ----             ----              ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest..................................................... $   19,171,945    $  16,956,814    $   13,072,746
    Income taxes.................................................      1,933,488          601,000           956,723

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:

    Other real estate of $808,150, $1,328,284 and $387,958 was acquired in 1997, 1996 and 1995, respectively, through foreclosure. Other assets acquired in 1997 by foreclosure amounted to $471,027.

    Long-term debt was increased and equity was decreased $1,200,000 on January 1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. Upon the pledging of additional shares to obtain additional ESOP debt of $1,260,007 on May 17, 1996 and $137,918 on October 2, 1995, long-term debt was increased and equity was decreased again. The debt was reduced and shares were released by $116,989 and $135,314, respectively, during each of the years ended December 31, 1997 and 1996 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

    Investment securities of $40,504,243 were transferred during 1995, to securities available for sale in accordance with the provisions of SFAS 115.

    In August of 1997, the Company issued 11,770 shares of its common stock to the owners of Southern Select Insurance, Inc. as a portion of the consideration given in exchange for 51% of its issued and outstanding common stock.


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly owned subsidiaries (the "Company"), Community Bank, Community Appraisals, Inc., Community Insurance Corp.(including its 51% ownership of Southern Select Insurance, Inc.) and 1st Community Credit Corporation collectively, the "Bank". All significant intercompany balances and transactions have been eliminated. Investments in subsidiaries are carried at the parent company's equity in the underlying net assets.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowances based on their judgements about information available to them at the time of their examination.

Investments in Securities The Company's investments in securities are classified in two categories and accounted for as follows:

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Earnings Per Common Share Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS No. 128, Earnings per Share. The following reconciles the weighted average number of shares outstanding:

                                                                           1997           1996              1995
                                                                        ---------       ---------         ---------
Weighted average of common shares outstanding.................          1,903,616       1,863,753         1,667,945
Effect of dilutive options....................................            135,376          97,187                --
                                                                        ---------       ---------          --------
Weighted average of common shares
   Outstanding effected for dilution..........................          2,038,992       1,960,940         1,667,945
                                                                        =========       =========         =========



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Off Balance Sheet Financial Instruments In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines of up to $7,000,000.

Debt Cancellation Contracts The Company began issuing debt cancellation contracts on certain of its loan customers as of October 1, 1995. The contract represents an agreement by the Company to cancel the debt of the borrower upon said borrower's death. Contracts may not be written on loans in excess of $15,000 per borrower. The Company charges fees equivalent to that authorized by the state banking authorities, and, after the establishment of an original reserve account of $150,000, sets aside 30% of all realized fees as a reserve for potential claims. The reserve for debt cancellation contracts totaled $135,139 and $282,081 at December 31, 1997 and 1996.

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS No. 123, became effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related Interpretations or selecting the fair value method of expense recognition as described if SFAS No.
123. The Company has elected to follow APB No. 25 in accounting for its employee stock options.

The Company also adapted SFAS No. 128, Earnings Per Share, during 1997. See Note 1 - Earnings per Share, and Note 11. - Prior Period Restatement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The subsidiary banks are required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve Bank. The amount of those reserves required at December 31, 1997 was approximately $7,526,000.

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

At December 31, 1997, the Company's available-for-sale securities reflected net unrealized gains of $716,155, which resulted in an increase in stockholders' equity of $429,693, net of deferred tax expense, as opposed to net unrealized losses of $255,937 and a resultant decrease in stockholders' equity of $153,562, net of deferred tax benefit, at December 31, 1996. At December 31, 1995, the investment securities reflected $1,243,146 of net unrealized gains in available for sale securities, with an increase to stockholders' equity, net of deferred tax liability, of $745,887.

The carrying amounts of investment securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at December 31, 1997 and 1996 are presented below.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 3 - INVESTMENT SECURITIES - CONTINUED


                                                                          GROSS           GROSS         ESTIMATED
                                                         AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                                          COST            GAINS           LOSSES         VALUE
                                                         ----------    -----------      ----------      ----------
AS OF DECEMBER 31, 1997:

SECURITIES AVAILABLE FOR SALE:

U. S. GOVERNMENT AND AGENCY SECURITIES.............  $  51,267,361    $    117,694   $      231,651  $   51,153,404

STATE AND MUNICIPAL SECURITIES.....................     12,118,830         578,983              -0-      12,697,813

MORTGAGE-BACKED SECURITIES.........................     20,989,723         267,361           16,232      21,240,852
                                                     -------------    ------------   --------------  --------------

                                                     $  84,375,914    $    964,038   $      247,883  $   85,092,069
                                                     =============    ============   ==============  ==============


                                                                        Gross            Gross         Estimated
                                                       Amortized      Unrealized      Unrealized         Fair
                                                         Cost            Gains          Losses           Value
                                                     -------------    ------------   --------------  --------------
As of December 31, 1996:

Securities Available for sale:

U. S. government and agency securities.............  $  45,886,402    $     44,259   $      795,676  $   45,134,985

State and municipal securities.....................     14,885,151         592,609              -0-      15,477,760

Mortgage-backed securities.........................     26,395,689         134,301          231,430      26,298,560
                                                     -------------    ------------   --------------  --------------

                                                     $  87,167,242    $    771,169   $    1,027,106  $   86,911,305
                                                     =============    ============   ==============  ==============




The contractual maturities of securities available for sale at December 31, 1997 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



NOTE 3 - INVESTMENT SECURITIES - CONTINUED

                                                                                                        Estimated
                                                                                         Amortized        Fair
                                                                                          Cost            Value
                                                                                     --------------  --------------

As of December 31, 1997:

Securities Available for Sale:
Due in one year or less....................................................          $    5,565,400  $    5,559,535
Due after one year through five years......................................              32,886,367      32,857,782
Due after five years through ten years.....................................              22,264,807      21,501,742
Due after ten years........................................................              24,659,340      25,173,010
                                                                                     --------------  --------------

                                                                                     $   84,375,914  $   85,092,069
                                                                                     ==============  ==============


Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses on investments in debt securities available for sale for each of the three years in the period ended December 31, 1997 were as follows:

                                                                      1997          1996           1995
                                                                    ---------     ---------     ---------
  Gross realized gains........................................      $  48,454    $  136,304    $  299,263
  Gross realized losses.......................................         51,044       128,795        33,324


The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $73,920,000 and $67,875,000 at December 31, 1997 and 1996, respectively.



              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 4 - LOANS

The subsidiary banks grant loans to customers primarily in North Central Alabama and South Central Tennessee.

The major classifications of loans as of December 31, 1997 and 1996 were as follows:

                                                                                         19971           1996
                                                                                    ---------------   -------------
Commercial, financial and agricultural..........................................    $    64,136,607   $  65,633,586
Real estate - construction......................................................          3,498,853       5,262,429
Real estate - mortgage..........................................................        172,504,056     162,993,707
Consumer........................................................................         86,945,172      90,682,269
                                                                                    ---------------   -------------
                                                                                        327,084,688     324,571,991
Unearned income.................................................................            950,205       1,809,698
Allowance for loan losses.......................................................          2,131,354       2,424,847
                                                                                    ---------------   -------------

Net loans.......................................................................    $   324,003,129   $ 320,337,446
                                                                                    ===============   =============

As of December 31, 1997, there were no loans which the Bank had specifically classified as impaired. Other nonaccrual loans at December 31, 1997 and 1996 amounted to approximately $1,093,000 and $565,000, respectively. For the year ended December 31, 1997 and 1996 the difference between gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was negligible.

The Bank has no commitments to loan additional funds to the borrowers of nonaccrual loans.


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the three years in the period ended December 31, 1997 were as follows:

                                                                           1997            1996            1995
                                                                        -----------    -----------    -----------
Balance at beginning of year ........................................   $ 2,424,847    $ 2,208,798    $ 1,547,834

Charge-offs .........................................................    (1,187,263)    (1,229,976)      (508,669)
Recoveries ..........................................................       112,417         82,081         81,884
                                                                        -----------    -----------    -----------
  Net charge-offs ...................................................    (1,074,846)    (1,147,895)      (426,785)

Provision for loan losses ...........................................       772,579        834,140      1,087,749

Reserves acquired through acquisitions ..............................         8,774        529,804            -0-
                                                                        -----------    -----------    -----------

Balance at end of year ..............................................   $ 2,131,354    $ 2,424,847    $ 2,208,798
                                                                        ===========    ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 1997 and 1996 is as follows:


                                                                                           1997           1996
                                                                                        -----------   -----------
Land ................................................................................   $ 2,426,678   $ 1,862,290
Buildings ...........................................................................    15,761,915    12,068,293
Furniture and equipment .............................................................     7,851,306     6,200,020
Automobiles .........................................................................     1,498,323     1,143,319
Leasehold improvements ..............................................................       684,178       535,055
                                                                                        -----------   -----------
                                                                                         28,222,400    21,808,977
Less allowance for depreciation .....................................................     5,859,968     4,732,757
                                                                                        -----------   -----------

                                                                                        $22,362,432   $17,076,220
                                                                                        ===========   ===========

The provisions for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 1997, 1996 and 1995 were $1,249,420, $976,519 and $811,339, respectively. The Bank capitalized $174,181 in interest cost related to building construction in 1997.

NOTE 7 - DEPOSITS

The major classifications of deposits as of December 31, 1997 and 1996 were as follows:


                                                                                            1997                 1996
                                                                                        -----------          ------------
Noninterest-bearing demand ..........................................................   $52,356,858          $ 50,245,130
Interest-bearing demand .............................................................    71,442,832            61,374,918
Savings .............................................................................    51,050,582            53,492,359
Time ................................................................................   179,055,956           154,874,881
Certificates of deposit of $100,000 or more .........................................    68,427,403            61,585,936
Time deposits open ..................................................................    18,555,000            18,764,451
                                                                                       ------------          ------------

                                                                                       $440,888,631          $400,337,675
                                                                                       ------------          ------------

The maturities of time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1997 are as follows:


                                                                            TIME         OTHER
                                                                        CERTIFICATES     TIME
                                                                         OF DEPOSIT      DEPOSITS        TOTAL
                                                                        ------------   ------------   ------------
Three months or less ................................................   $16,967,762    $18,555,000    $ 35,522,762
Over three through six months .......................................     9,265,654            -0-       9,265,654
Over six through twelve months ......................................    21,554,648            -0-      21,554,648
Over twelve months ..................................................    20,639,339            -0-      20,639,339
                                                                        -----------    -----------    ------------

                                                                        $68,427,403    $18,555,000    $ 86,982,403
                                                                        ===========    ===========    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 8 - LONG TERM DEBT


At December 31, 1997 and 1996, the Company had notes payable totaling $7,397,612, and $8,281,449, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At December 31, 1997 and 1996, the amounts outstanding were $3,557,509 and $4,269,010, respectively, due December 17, 2002, bearing interest at a floating prime, collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993, the Trustees of the Company's ESOP (Note 16) executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP with a promissory note with a beginning balance of $2,183,805. The Company has guaranteed this debt; accounting and reporting guidelines mandate that the debt be recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. This note was originally secured by 117,847 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments of $24,302 due monthly through June 17, 2018, with all remaining principal, if any, due upon that date. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,002,902 at December 31, 1997, secured by 102,305 of unreleased shares of Company stock.

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,837,201 and $1,892,548 at December 31, 1997 and 1996.

Maturities of long-term debt following December 31, 1997 are as follows:

                  1998......................     $     897,069
                  1999......................           912,515
                  2000......................           929,258
                  2001......................           947,407
                  2002......................           967,080
                  Thereafter................         2,744,283
                                                 -------------

                                                 $   7,397,612
                                                 =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 9 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:


                                                                                Years Ended December 31,
                                                                        -----------------------------------------
                                                                            1997          1996           1995
                                                                        -----------    -----------    -----------
Amortization of intangibles .........................................   $   327,823    $   274,826    $   123,432
Advertising .........................................................       237,887        229,087        197,208
Insurance ...........................................................       282,791        223,696        494,703
Professional fees ...................................................       272,999        250,105        247,034
Supplies ............................................................       537,374        546,697        379,607
Other ...............................................................     2,031,242      1,740,704      1,409,538
                                                                        -----------    -----------    -----------

                                                                        $ 3,690,116    $ 3,265,115    $ 2,851,522
                                                                        ===========    ===========    ===========


NOTE 10 - INCOME TAXES

Federal and state income taxes receivable and (payable) as of December 31, 1997 and 1996 included in other assets and other liabilities, respectively, were as follows:

                                                                                           1997       1996
                                                                                         --------   ----------
                Current
                  Federal ............................................................   $225,520   $(423,512)
                                                                                         ========   =========

                  State ..............................................................   $ 33,316   $(174,775)
                                                                                         ========   =========


The components of the net deferred income tax asset and (liability) included in other assets and other liabilities, respectively, are as follows:

                                                                                           1997          1996
                                                                                        -----------   -----------
  Deferred tax asset:
    Federal .........................................................................   $   667,885   $   980,544
    State ...........................................................................       116,176       162,413
                                                                                        -----------    ----------
     Total gross deferred income tax asset ..........................................       784,061     1,142,957
                                                                                        -----------    ----------
  Deferred tax liability:
    Federal .........................................................................      (898,021)     (552,729)
    State ...........................................................................      (158,978)      (83,323)
                                                                                        -----------    ----------
     Total gross deferred income tax liability ......................................    (1,056,999)     (636,052)
                                                                                        -----------    ----------

  Net deferred income tax asset (liability) .........................................   $  (272,938)  $   506,905
                                                                                        ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 10 - INCOME TAXES - CONTINUED

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                            1997          1996
                                                                                        -----------   -----------
Net unrealized losses (gains) on securities
  available for sale ................................................................   $  (286,462)  $   102,375
Depreciation ........................................................................      (739,956)     (599,839)
Pension expense .....................................................................       150,521        88,891
Provision for loan losses ...........................................................       469,998       629,884
Deferred compensation ...............................................................        49,419       128,539
Provision for debt cancellation .....................................................        52,922       109,193
Other ...............................................................................        30,620        47,862
                                                                                        -----------   -----------
                                                                                        $  (272,938)  $   506,905
                                                                                        -----------   -----------


The components of income tax expense for each of the years ended December 31, 1997, 1996 and 1995 were:

                                   1997                  1996                      1995
                      ------------------------   ---------------------   ---------------------
                        Current       Deferred    Current     Deferred    Current      Deferred
                      -----------   ----------   ----------   --------   ---------   ----------
Federal ............   $1,041,065   $  322,262   $1,164,205   $ 59,451   $ 739,420   $ (366,403)
State ..............       24,293       63,799      200,815      1,873     132,612      (74,632)
                      -----------   ----------   ----------   --------   ---------   ----------

                      $ 1,065,358   $  386,061   $1,365,020   $ 61,324   $ 872,032   $ (441,035)
                      ===========   ==========   ==========   ========   =========   ===========


The principal sources of temporary differences resulting in deferred income taxes included in the accompanying consolidated statements of income and the tax effect of each are as follows:



                                                     1997        1996        1995
                                                  ---------    ---------   ----------
Depreciation ...................................  $ 140,117    $  88,004   $   72,485
Provision for loan losses ......................    159,886       36,173     (221,584)
Pension expense ................................    (61,630)      50,372      (38,066)
Alternative minimum
  tax credit ...................................        -0-       29,293       48,685
Change in valuation allowance ..................        -0-          -0-     (172,045)
Other ..........................................    147,688     (142,518)    (130,510)
                                                  ---------    ---------   ----------

                                                  $ 386,061    $  61,324   $ (441,035)
                                                  =========    =========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 10 - INCOME TAXES - CONTINUED

Tax effects of securities transactions resulted in an increase (decrease) in income taxes for 1997, 1996 and 1995 of ($1,036), $3,004 and $106,376,
respectively.

The following is a reconciliation of the difference in the effective tax rate and the federal statutory rate:

                                                                                  Years Ended December 31,
                                                                      ------------------------------------------
                                                                         1997            1996              1995
                                                                      ----------       --------          --------
Statutory federal income tax rates ..............................         34.0%          34.0%             34.0%
Effect on rate of:
  Tax-exempt securities .........................................         (4.9)          (6.3)            (12.3)
  Tax-exempt loan income ........................................         (3.2)          (2.8)             (3.4)
  State income tax, net of federal tax benefit ..................           --            2.2               2.5
  Reduction of valuation reserve ................................           --             --              (4.6)
  Interest expense disallowance .................................          0.7            0.9               1.6
  Donation of appreciated fixed asset ...........................           --             --              (3.2)
  Other items ...................................................          2.7            1.2              (0.9)
                                                                          ----           ----              ----

Effective income tax rate .......................................         29.3%          29.2%             13.7%
                                                                          ====           ====              ====

NOTE 11 - PRIOR PERIOD RESTATEMENT

Earnings per share amounts for 1996 have been restated to give effect to the application of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which was adopted by the Company during 1997.The effect of the restatement on earnings per share was an increase of $0.07 per share for 1996. 1995 earnings per share was not affected.

NOTE 12 - SHAREHOLDERS' EQUITY

On January 9, 1995, the Board of Directors passed a resolution authorizing the preparation of a Registration Statement for the proposed sale of 312,161 shares of the Company's $.10 par value common stock, consisting of the Company's 115,978 shares of treasury stock and 196,183 newly issued shares. On June 13, 1996, the offering was closed upon full subscription of all shares offered for sale, raising $6,175,898 of capital after reduction for offering costs. break55 On March 28, 1996, the Company issued a total of 135,000 options to purchase its common shares to its directors. The options were distributed among the directors based upon their years of service and their positions of leadership with the Company. Each of the stock option agreements contained an option price of $20.00 per share, the market value of the shares at the time of issuance. In March of 1997, an additional 51,500 options were issued with an option price of $25.00 per share. The options are exercisable between April 1, 1996 and March 31, 2001 (1996 options) and between April 1, 1997 and March 31, 2002 (1997 options), and are treated as non-qualified options under the provisions of the Internal Revenue Code. The agreements also contain a provision whereby the Company shall compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 12 - SHAREHOLDERS' EQUITY - CONTINUED

The following sets forth certain information regarding stock options for the years ended December 31, 1997, 1996, and 1995:

                                                             Number     Wgt. Average
                                                           Of Shares   Exercise Price
                                                           ---------   --------------
Balance, December 31, 1995 .......................              -0-        $    -0-
Granted, Year Ended December 31, 1996 ............          135,000          20.00
Exercised, Year Ended December 31, 1996 ..........              -0-             -0-
                                                           --------        -------

Balance, December 31, 1996 .......................          135,000          20.00
                                                           --------

Granted, Year Ended December 31, 1997 ............           51,500          25.00
Exercised, Year Ended December 31, 1997 ..........          (15,000)        (20.33)
                                                           --------

Balance, December 31, 1997 .......................          171,500        $ 21.47
                                                           ========        =======


                                                                                        Expiration         Options
                                                                           Number          Date          Exercisable
                                                                          -------       ----------       -----------
Options with Exercise Price of $20.00............................         121,000       3-31-2001           121,000
Options with Exercise Price of $25.00............................          50,500       3-31-2002            50,500
                                                                          -------                           -------
Total outstanding, December 31, 1997.............................         171,500                           171,500
                                                                          =======                           =======

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"). SFAS 123 is effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stocks Issued to Employees, and the related Interpretations or selecting the minimum value method of expense recognition as described in SFAS 123.The Company has elected to apply APB Opinion No. 25 in accounting for its incentive stock options, accordingly, no compensation cost has been recognized by the Company. Proforma earnings and earnings per share as if the minimum value method had been applied in measuring compensation costs is presented below for the years ended December 31:

                                                                           1997             1996
                                                                         ---------        --------
Pro forma earnings ($000's)......................................        $    3,448       $ 3,391
Pro forma Earnings per Common Share - basic......................              1.81          1.82
Pro forma Earnings per Common Share - assuming dilution..........              1.69          1.73

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 12 - STOCKHOLDER'S EQUITY - CONTINUED

These options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent average number of shares outstanding on a diluted basis to be 135,376 greater than that used to calculate basic earnings per share for 1997. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 97,187 for 1996. Diluted shares and basic shares were the same for 1995. The dilutative effect on earnings per share for the years ended December 31, 1997 and 1996 was $.13 and $.10, respectively. There was no dilutative effect on the book value of the Company's common shares at December 31, 1997 or 1996.

The Company's options outstanding have a weighted average contractual life of
3.54 years. The weighted average fair value of options granted was $0.84 in 1997 and $2.11 in 1996 . The fair value of each grant is estimated using the minimum value method with the following assumptions used for grants in 1997 and 1996: expected annual dividend of $1.00 per share per year; expected option life of 5 years; no expected volatility; and a risk free interest rate of 6.00%.

The effects of applying SFAS 123 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board.

In January of 1998, the Board of Directors of the Company declared a dividend of $1.00 per share to shareholders of record as of January 8, 1998; a dividend of $.75 per share was declared and paid in January of 1997, and a dividend of $.50 was paid in January of 1996. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and to regulatory restrictions. (See Notes 8 and 16).


NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit, and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not been required to perform on any financial guarantees nor has it incurred any losses on its commitments in either 1997 or 1996. Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1997 and 1996, the Company has issued standby letters of credit of approximately $577,000 and $522,000, respectively.

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

Loan Commitments: As of December 31, 1997 and 1996, the Company had commitments outstanding to extend credit totaling approximately $18,049,000 and $6,471,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: The Company and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the consolidated financial statements.


NOTE 14 - CONCENTRATIONS OF CREDIT

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. Investments in state and municipal securities also involve governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in Note 4. The commitments to extend credit relate primarily to consumer cash lines which represented approximately $2,967,000 and $3,887,000 of the unused commitment balances at December 31, 1997 and 1996. All remaining commitments consist primarily of unused real estate draw lines.

The Company maintains its cash accounts at various commercial banks in Alabama. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $6,791,718 and $2,449,619, at December 31, 1997 and 1996, respectively.

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

Net pension cost for 1997, 1996 and 1995 is composed of the following:

                                                                          1997            1996              1995
                                                                       ----------      ----------        ----------
  Service.......................................................       $  363,271      $  313,943        $  275,078
  Interest cost on projected benefit obligations................          336,011         284,151           240,496
  Actual return on assets.......................................         (245,114)       (170,590)         (276,487)
  Net amortization and deferral.................................           40,970         (16,714)          129,395
                                                                       ----------      ----------        ----------

    Net periodic pension cost...................................       $  495,138      $  410,790        $  368,482
                                                                       ==========      ==========        ==========

The following table sets forth the funding status of the plan and the amount recognized in the Company's consolidated statements of financial condition at December 31:

                                                                                       1997                     1996
                                                                                    -----------              -----------
  Actuarial present value of benefit obligations:
    Vested ..............................................................           $ 3,121,876              $ 2,667,863
    Nonvested ...........................................................                79,748                   64,302
                                                                                    -----------              -----------

  Accumulated benefit obligation ........................................           $ 3,201,624              $ 2,732,165
                                                                                    ===========              ===========

  Actuarial present value of projected benefit obligation ...............           $ 4,854,093              $ 4,131,683
  Plan assets at fair value .............................................             4,001,126                3,131,790
                                                                                    -----------              -----------
    Projected benefit obligation in excess of plan assets ...............               852,967                  999,893
  Unamortized net assets at transition ..................................                71,310                   88,189
  Unrecognized net loss .................................................               (12,221)                (178,453)
  Prior service cost not yet recognized in net periodic pension .........              (362,200)                (408,806)
                                                                                    -----------              -----------

  Non-current pension liability .........................................           $   549,856              $   500,823
                                                                                    ===========              ===========

The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligations were eight percent and six percent, respectively, for 1997 and 1996. The assumed long-term rate of return on plan assets in 1997 and 1996 was eight percent.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. Employees who work 1,000 hours in any consecutive twelve month period become participants in the ESOP on December 31 of that year, and remain eligible in every subsequent year in which 1,000 hours of work are completed. Employer contributions, which are made at the discretion of the Company's Board of Directors, are allocated to eligible participants in proportion to their eligible pay, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Service imposes a limit ($160,000 in 1997) on the maximum amount of eligible pay under the plan.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP. These shares were funded with the same promissory note which provided funds to refinance the previously executed notes. This new note was originally secured by 117,847 shares of the Company's common stock. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. The note is guaranteed by the Company. As of December 31, 1997, there were 102,305 unreleased shares with a fair value of approximately $3,069,000. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statement and reduce its stockholder's equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($165,550 and $152,822 in 1997 and 1996, respectively) is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At December 31, 1997, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,002,902.

Company contributions to the ESOP amounted to $289,147, $288,878 and $254,687, for 1997, 1996 and 1995, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



NOTE 17 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends paid by Community Bank are the primary source of funds available to the Company for debt repayment, payment of dividends to its stockholders and other needs. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Superintendent of Banks is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. At December 31, 1997, Community Bank could have declared dividends of $7,105,317 without approval of regulatory authorities.


NOTE 18 - REGULATORY CAPITAL

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary - actions by regulators that, if taken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997 and 1996, the Company and both of its banking subsidiaries are classified as well capitalized under the financial institution regulatory framework. To be categorized as well capitalized the Company and each bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since year-end that management believes have changed the institution's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 18 - REGULATORY CAPITAL - CONTINUED

                                                                    For Capital          To Be
                                                Actual           Adequacy Purposes   Well Capitalized
                                            --------------       -----------------   ----------------
                                            Amount   Ratio        Amount    Ratio     Amount   Ratio
                                            ------   -----        ------    -----     ------   -----
                                                                   (In Thousands)
As of December 31, 1997:
 Total Capital
   (to Risk Weighted Assets):
  Consolidated                             $36,411    11.86%      $24,556    8.00%    $30,695   10.00%
  Community Bank                            39,351    12.80        24,586    8.00      30,733   10.00

Tier 1 Capital
  (to Risk Weighted Assets):
  Consolidated                             $32,638    10.63%      $12,278    4.00%    $18,417    6.00%
  Community Bank                            37,219    12.11        12,294    4.00      18,441    6.00

Tier 1 Capital
  (to Average Assets):
  Consolidated                             $32,638     6.94%      $18,813    4.00%    $23,524    5.00%
  Community Bank                            37,219     7.95        18,718    4.00      23,398    5.00


                                                                           For Capital                To Be
                                                      Actual            Adequacy Purposes        Well Capitalized
                                                 ----------------       ------------------     ---------------------
                                                 Amount     Ratio       Amount       Ratio     Amount          Ratio
                                                 ------     -----       ------       -----     ------          -----
                                                                   (In Thousands)
As of December 31, 1996:
 Total Capital
   (to Risk Weighted Assets):
   Consolidated                                  $  34,076   11.45%    $  23,835      8.00%    $  29,794      10.00%
   Community Bank - AL                              31,999   11.56        22,143      8.00        27,679      10.00
   Community Bank - TN                               5,610   28.63         1,568      8.00         1,960      10.00

 Tier 1 Capital
   (to Risk Weighted Assets):
   Consolidated                                  $  29,941   10.06%    $  11,906      4.00%    $  17,859       6.00%
   Community Bank - AL                              29,845   10.78        11,071      4.00        16,607       6.00
   Community Bank - TN                               5,368   27.39           784      4.00         1,176       6.00

 Tier 1 Capital
   (to Average Assets):
   Consolidated                                  $  29,941    9.20%    $  13,119      4.00%    $  16,274       5.00%
   Community Bank - AL                              29,845   10.13        11,780      4.00        14,725       5.00
   Community Bank - TN                               5,368   21.71           989      4.00         1,236       5.00

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 19 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Bank during 1997 and 1996. Such loans are made in the ordinary course of business at normal credit terms, including interest rates and collateral and do not represent more than a normal risk of collection. Total loans to these persons at December 31, 1997 and 1996, amounted to $5,304,915 and $8,587,341, respectively. An analysis of activity during 1997 in loans to related parties resulted in additions of $5,377,436 representing new loans, reductions of $8,214,014, representing payments, and a decrease of $445,848 representing a change in the composition of related parties.

Leases: The Bank had lease agreements which expired in August 1995 with Com-Pac, a partnership composed of Kennon R. Patterson, Sr. and Bishop K. Walker, Jr., both of whom are directors and officers of the Company, for the lease of land and banking facilities. Lease expense on these properties amounted to $85,968 for the year ended December 31, 1995. Upon termination of the lease agreements, the Bank purchased the properties at the expiration of the leases for a total of $1,093,106.

Maintenance Contract: The Bank has a service contract with Heritage Farms, an unincorporated business owned by Kennon R. Patterson, Sr., a director and officer of the Company, for the upkeep and maintenance of the external grounds of nineteen of the Bank's locations. Maintenance expense under this contract amounted to $96,300 and $64,875 for the years ended December 31, 1997 and 1996, respectively, a monthly average of $422 and $318 per location. Royal Acres, a partnership composed of Kennon R. Patterson, Sr. and Bishop K. Walker, Jr., both of whom are directors and officers of the Company, held this contract for 1995. Maintenance expense under this contract amounted to $80,347 for the year ended December 31, 1995.

Interior Design: The Bank paid Heritage Interiors, a decorating and design firm owned and operated by the wife of Kennon R. Patterson, Sr., a director and officer of the Company, for the interior design, furniture, appliances, fixtures, carpets, wallcoverings, drapes, and accessories for new facilities at Cleveland and for the new administrative and operational complex at headquarters in Blountsville; for the extensive remodeling ,refurnishing and expansion of the Oneonta location; the decorating and furnishing of the new Wal-Mart locations in Guntersville, Fort Payne and Hartselle; and various facelifts and furnishings at other offices, totaling $1,186,287 in 1997. Payments for similar services totaled $377,897 in 1996 and $203,649 in 1995.

The purchases were made at a cost more favorable than could be obtained from unrelated parties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



NOTE 20 - LEASES

The Company has a number of operating lease agreements, involving land and buildings. These leases are noncancellable and expire on various dates through the year 2013. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. Options to purchase are also included in some leases. For the years ended December 31, 1997, 1996 and 1995, rental expense for operating leases was approximately $232,759, $176,942, and $160,588, respectively.

Future minimum lease payments for all leases at December 31, 1997 are as follows:

                                                                   OPERATING
                                                                  ------------
                  Years Ending December 31,
                  1998........................................    $    283,029
                  1999........................................         231,601
                  2000........................................         213,186
                  2001........................................         199,614
                  2002........................................         162,617
                  Thereafter..................................       1,105,125
                                                                  ------------

                  Total minimum lease payments................    $  2,195,172
                                                                  ============


NOTE 21 - BUSINESS COMBINATIONS

On January 12, 1996, the Bank opened a branch bank in Haleyville, Alabama as a result of the acquisition of certain assets and the assumption of certain liabilities from Compass Bank. The Bank assumed liabilities of $31.3 million in exchange for assets of $12.4 million, a premium of $2.2 million, and cash of $16.7 million. on July 12, 1996, the Company acquired the assets and assumed the liabilities of the Uniontown, Alabama branch of a Compass Bank. The liabilities assumed in the transaction totaled $12.3 million, and non-cash assets acquired totaled $29.7 million. Accordingly, the resultant cash disbursement by the Company, including of the premium of $261,000 paid for the branch's deposits, was $17.7 million.

In late 1995, the Company incorporated 1st Community Credit Corporation as a subsidiary of Community Bank. This subsidiary was created for the purpose of establishing finance offices in selected north Alabama and south central Tennessee communities. It was operating 7 offices in north Alabama as of December 31, 1996.

Effective August 1, 1997, the Company's wholly-owned subsidiary, Community Insurance, Inc., acquired a controlling interest in Southern Select Insurance, Inc., a property and casualty insurance general agency located in Birmingham, Alabama. Community Insurance paid $382,564 for 51% of the common stock of Southern Select, paying a premium of $344,341. The primary purpose of the acquisition was to acquire the management, product lines, and markets of Southern Select. Its operations were not material to the consolidated financial statements of the Company as of December 31, 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES





NOTE 22 - OTHER SHORT-TERM BORROWINGS

Other short-term borrowings at December 31, 1997 and 1996 consisted of the U.S. Treasury Tax and Loan Note Option account, federal funds purchased and securities sold under agreements to repurchase.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                         1997               1996
                                                                                      -----------      ------------

Average balance during the year.................................................      $ 1,271,798      $  1,416,555
Average interest rate during the year...........................................             6.29%             6.31%
Maximum month-end balance during the year.......................................        1,033,137         1,337,698

U.S. government and agency securities underlying the agreements at year-end:

Carrying Value..................................................................      $ 2,842,188      $  2,794,499
Estimated Fair Value............................................................        2,842,188         2,794,499


NOTE 23 - SUBSEQUENT EVENT


On February 9, 1998, the Bank executed a Purchase and Assumption Agreement with First National Bank of West Point, Georgia to acquire certain assets and liabilities of their Uniontown, Alabama branch. The transaction should result in the addition of approximately $3 million of additional loans, $6 million of additional deposit liabilities, and $250,000 of intangible assets.

Management anticipates consummation of this agreement sometimes in mid-1998, assuming receipt of all necessary regulatory approvals.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 are as follows:

                                                           1997                  1996
                                                    --------------------   -----------------
                                                     Carrying     Fair      Carrying   Fair
                                                      Amount     Value       Amount    Value
                                                    ---------   --------   --------   -------
                                                       (in Thousands)       (in Thousands)
FINANCIAL ASSETS:
  Cash and short-term investments ..............    $ 48,766   $ 48,766   $ 19,386   $ 19,386
  Investment securities ........................      85,092     85,092     86,911     86,911
  Loans ........................................     326,134               322,763
  Less: allowance for losses ...................       2,131                 2,425
                                                    --------              --------
  Net Loans ....................................     324,003    320,133    320,338    322,414
                                                    --------   --------   --------   --------

  TOTAL FINANCIAL ASSETS .......................    $457,861   $453,991   $426,635   $428,711
                                                    ========   ========   ========   ========

FINANCIAL LIABILITIES:
  Deposits.................. ...................    $440,889   $440,964   $400,337   $400,419
  Short-term borrowings ........................       2,630      2,630      8,377      8,377
  Long-term debt................................       7,398      7,246      8,281      7,692
                                                    --------   --------   --------   --------

  TOTAL FINANCIAL LIABILITIES ..................    $450,917   $450,840   $416,995   $416,488
                                                    ========   ========   ========   ========

UNRECOGNIZED FINANCIAL INSTRUMENTS:
  Commitments to extend credit .................    $ 18,049   $ 18,049   $  6,471   $  6,471
  Standby letters of credit ....................         577        577        522        522
                                                    --------   --------   --------   --------

  TOTAL UNRECOGNIZED
    FINANCIAL INSTRUMENTS.......................    $ 18,626   $ 18,626   $  6,993   $  6,993
                                                    ========   ========   ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 25 - CONDENSED PARENT COMPANY INFORMATION



STATEMENTS OF FINANCIAL CONDITION


                                                                                              December 31,
                                                                                    --------------------------------
                                                                                         1997                1996
                                                                                    -------------      -------------
  ASSETS
    Cash and due from banks.....................................................    $     491,956      $    225,733
    Investment securities.......................................................              -0-         1,038,018
    Interest-bearing deposits with other banks..................................          822,713            79,781
    Investment in subsidiaries (equity method) -
     eliminated upon consolidation..............................................       40,559,940        37,830,568
    Premises and equipment, net.................................................           54,084            87,139
    Intangibles, net............................................................        1,197,428         1,310,540
    Other assets................................................................          920,810           942,425
                                                                                    -------------      ------------

          TOTAL ASSETS..........................................................    $  44,046,931      $ 41,514,204
                                                                                    =============      ============



LIABILITIES AND SHAREHOLDERS' EQUITY
    Long-term debt..............................................................    $   7,397,612         8,281,449
    Other liabilities...........................................................          670,271      $    673,969
                                                                                    -------------      ------------
          TOTAL LIABILITIES.....................................................        8,067,883         8,955,418

          TOTAL SHAREHOLDERS' EQUITY............................................       35,979,048        32,558,786
                                                                                    -------------      ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................    $  44,046,931      $ 41,514,204
                                                                                    =============      ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 25 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED



STATEMENTS OF INCOME

                                                                               Years Ended December 31,
                                                                    -----------------------------------------------

                                                                       1997              1996              1995
                                                                    ------------     ------------      ------------
  INCOME
    From subsidiaries - eliminated upon consolidation
     Dividends................................................      $  2,548,201     $  1,103,482      $  2,017,056
     Management fees..........................................           600,000          575,000           300,000
     Interest.................................................            30,513          143,649            47,710
     Other Income.............................................             2,400            3,904           178,998
                                                                    ------------     ------------      ------------
                                                                       3,181,114        1,826,035         2,543,764
                                                                    ------------     ------------      ------------
  EXPENSES
    Salaries and employee benefits............................         1,385,633        1,472,670         1,155,789
    Interest..................................................           465,003          522,884           713,616
    Other expenses............................................           683,802          445,751           381,922
                                                                    ------------     ------------      ------------
                                                                       2,534,438        2,441,305         2,251,327
                                                                    ------------     ------------      ------------
Income (loss) before income taxes and equity in
    undistributed earnings of subsidiaries....................           646,676         (615,270)          292,437
 Income tax benefit...........................................          (719,485)        (597,778)         (611,918)
                                                                    ------------     ------------      ------------

Income (loss) before equity in undistributed earnings
    of subsidiaries...........................................         1,366,161          (17,492)          904,355
 Equity in undistributed earnings of subsidiaries.............         2,146,117        3,476,478         1,800,443
                                                                    ------------     ------------      ------------

             NET INCOME.......................................      $  3,512,278     $  3,458,986      $  2,704,798
                                                                    ============     ============      ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




NOTE 25 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                     ----------------------------------------------
                                                                         1997             1996              1995
                                                                     -----------       ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................      $3,512,278      $ 3,458,986      $  2,704,798
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in undistributed income of subsidiaries.............      (2,146,117)      (3,476,478)       (1,800,443)
     Provision for depreciation, amortization and accretion.....         111,642           23,426           (28,981)
     Realized investment security gains.........................             -0-              -0-               (45)
     Decrease (increase) in other assets........................          (1,277)          43,489           (48,984)
     Increase (decrease) in other liabilities...................          19,194           (8,623)          200,985
                                                                     -----------       ----------       -----------
                  NET CASH PROVIDED BY
                    OPERATING ACTIVITIES........................       1,495,720           40,800         1,027,330
                                                                     -----------       ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale.....................             -0-       (9,010,957)      (10,846,042)
  Proceeds from maturity of securities available for sale ......       1,050,000       10,073,749        11,991,539
  Decrease (increase) in interest-bearing deposits with banks...        (742,932)         113,250           329,092
  Proceeds from sale of assets..................................          39,584           23,315             5,500
  Capitalization of bank subsidiaries...........................             -0-       (5,600,000)       (4,000,000)
  Capital expenditures..........................................         (17,041)         (58,085)           (1,415)
                                                                     -----------       ----------       -----------
          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES.................................         329,611       (4,458,728)       (2,521,326)
                                                                     -----------       ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...................................        (766,848)        (763,117)         (759,638)
  Issuance of common stock......................................         707,740        3,013,493           842,837
  Sale of treasury stock........................................             -0-              -0-         2,319,568
  Cash dividends................................................      (1,500,000)        (908,788)         (809,630)
                                                                     -----------       ----------       -----------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES.................................      (1,559,108)       1,341,588         1,593,137
                                                                     -----------       ----------       -----------

Net increase(decrease) in cash and cash equivalents.............         266,223       (3,076,340)           99,141

Cash and due from banks at beginning of year....................         225,733        3,302,073         3,202,932
                                                                     -----------       ----------       -----------

CASH AND DUE FROM BANKS AT END OF YEAR..........................     $   491,956       $  225,733       $ 3,302,073
                                                                     ===========       ==========       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


NOTE 25 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED


                                                                               Years Ended December 31,
                                                                       -------------------------------------------
                                                                          1997            1996              1995
                                                                       ---------        ---------        ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest....................................................      $  467,424       $  526,437        $  715,506
    Income taxes................................................        (735,803)        (393,793)         (598,012)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Long-term debt was increased and equity was decreased $1,200,000 on January 1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. Upon the pledging of purchased shares to obtain additional ESOP debt of $1,260,007 on May 17, 1996 and of $137,918 on October 2, 1995, long-term debt was increased and equity was decreased. The debt was reduced and shares were released by $116,989 and $135,314, respectively, during each of the years ended December 31, 1997 and 1996 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

  During 1994, treasury stock in the amount of $2,899,460 was acquired for cash and the assumption of a $2,000,000 subordinated capital installment note. All of the treasury stock was re-issued during 1995.

                          QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 1997 and 1996 follows:


                                                                      First       Second       Third         Fourth
                                                                      Quarter     Quarter      Quarter       Quarter
                                                                      -------     -------      -------       -------
                                                                        (In Thousands Except Per Share Data)
1997:
TOTAL INTEREST INCOME...........................................  $   9,120     $  9,313     $  9,626     $   9,732
TOTAL INTEREST EXPENSE..........................................      4,643        4,883        5,053         4,963
PROVISION FOR LOAN LOSSES.......................................        198          296          302           (24)
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES.....................................      4,279        4,134        4,271         4,793
INVESTMENT SECURITIES GAINS (LOSSES) ...........................         (3)         -0-          -0-           -0-
TOTAL NONINTEREST INCOME........................................      1,178        1,145        1,204         1,385
TOTAL NONINTEREST EXPENSE.......................................      4,301        3,896        4,513         4,713
INCOME TAX EXPENSE..............................................        332          381          256           483
NET INCOME......................................................        821        1,002          706           982

PER COMMON SHARE:
 NET INCOME.....................................................        .42          .48          .34           .46

1996:
Total interest income...........................................  $   7,593     $  8,039     $  8,848     $   9,120
Total interest expense..........................................      4,179        4,278        4,460         4,509
Provision for loan losses.......................................        128          149          206           351
Net interest income after
  provision for loan losses.....................................      3,286        3,612        4,182         4,260
Investment securities gains (losses) ...........................        -0-           (7)          26           (12)
Total noninterest income........................................        930        1,055        1,214         1,241
Total noninterest expense.......................................      3,308        3,583        3,771         4,240
Income tax expense..............................................        237          305          517           367
Net income......................................................        671          772        1,134           882

Per Common Share:
 Net income.....................................................        .37          .40          .58           .44






ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held March 26, 1998 which is to be filed with the Securities and Exchange Commission.


ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held March 26, 1998 which is to be filed with the Securities and Exchange Commission.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information required by this item is incorporated by reference from the sections entitled "Holdings of Voting Securities" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held March 26, 1998 which is to be filed with the Securities and Exchange Commission.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held March 26, 1998 which is to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index of documents filed as part of this report:

Community Bancshares, Inc and Subsidiaries
Financial Statements                                                    Page(s)
                                                                        -------
Auditor's Report.......................................................    35

Consolidated Statements of Financial Condition as of
  December 31, 1997 and 1996...........................................    36

Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995.....................................    37

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1997, 1996 and 1995.....................................    38

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..................................... 39-40

Notes to Consolidated Financial Statements -
  December 31, 1997, 1996 and 1995..................................... 41-69

Quarterly Results (Unaudited)..........................................    70


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.


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

Page(s)
-------

       10.3  Employment Agreement dated March 28, 1991 by  and  between Kennon R. Patterson,
             Sr. and Community Bancshares, Inc. (11)
       10.4  Employment Agreement dated March 1, 1990 by and between Jeffrey K. Cornelius and
             Community Bank (12)
       10.5  Employment Agreement dated March 1, 1990 by and between Bishop K. Walker, Jr. and
             Community Bank (13)
       10.6  Employment Agreement dated March 1, 1990 by and between Denny Kelly and Community
             Bank (14)
       10.7  Employment Agreement dated March 1, 1990 by and between Birl Bryson and Community
             Bank (15)
       10.8  Employment Agreement dated March 1, 1990 by and between Hodge Patterson III and
             Community Bank (16)
       10.9  Loan Agreement, Term Note and Pledge Agreement by and between Community
             Bancshares, Inc. and Colonial Bank, N.A. (17)
       10.10 Note Modification Agreement and First Amendment to Pledge Agreement by and between
             Community Bancshares, Inc. and Colonial Bank, N.A. (18)
       10.11 Escrow Agreement by and between Community Bancshares, Inc. and Waller Lansden
             Dortch & Davis (19)
       10.12 Service Contract dated December 23, 1992 by and between Royal Acres and Community
             Bank (20)
       10.13 Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April
             12, 1994, effective January 1, 1995 (21)
       10.14 Amendment No. 3 to the Community Bancshares, Inc. Employee Stock Ownership Plan,
             dated October 3, 1994 (22)
       10.15 Subordinated Promissory Note between the Registrant as borrower and Jeffrey K. Cornelius as holder (23)
       10.16 Employment Agreement dated January 5, 1994 by and between Kennon R. Patterson, Sr.
             and Community Bancshares, Inc. (24)
       10.17 Employment Agreement dated January 5, 1994 by and between Bishop K. Walker, Jr. and
             Community Bank (25)
       10.18 Employment Agreement dated December 9, 1995 by and between Kennon R. Patterson, Sr.
             and Community Bancshares, Inc. (26)
       10.19 Employment Agreement dated December 9, 1995 by and between Bishop K. Walker, Jr.and
             Community Bancshares, Inc. (27)
       10.20 Stock Option Agreement between Community Bancshares, Inc. and Kennon R. Patterson,
             Sr. dated March 28, 1996 (28)
       10.21 Stock Option Agreement between Community Bancshares, Inc. and Bishop K. Walker dated
             March 28, 1996 (29)
       10.22 Stock Option Agreement between Community Bancshares, Inc. and Denny Kelly dated
             March 28, 1996 (30)
       10.23 Stock Option Agreement between Community Bancshares, Inc. and Hodge Patterson, III dated March 28, 1996 (31)
       10.24 Stock Option Agreement between Community Bancshares, Inc. and Loy McGruder dated
             March 28, 1996 (32)
       10.25 Stock Option Agreement between Community Bancshares, Inc. and R.C. Corr, Jr. dated
             March 28, 1996 (33)
       10.26 Stock Option Agreement between Community Bancshares, Inc. and C. Kenneth Copeland dated March 28, 1996 (34)
       10.27 Stock Option Agreement between Community Bancshares, Inc. and Merritt Robbins dated
             March 28, 1996 (35)
       10.28 Stock Option Agreement between Community Bancshares, Inc. and Wayne Washam dated
             March 28, 1996 (36)


Page(s)
-------
       10.29 Stock Option Agreement between Community Bancshares, Inc. and Glynn Debtor dated
             March 28, 1996 (37)
       10.30 Stock Option Agreement between Community Bancshares, Inc. and Robert Summerford dated March 28, 1996 (38)
       10.31 Change in Control Agreement dated March 28, 1996 by and between Kennon R. Patterson,
             Sr. and Community Bancshares, Inc. (39)
       10.32 Change in Control Agreement dated March 28, 1996 by and between Bishop K. Walker, Jr.
             and  Community Bancshares, Inc. (40)
       10.33 Change in Control Agreement dated March 28, 1996 by and between Hodge Patterson and
             Community Bancshares, Inc. (41)
       10.34 Change in Control Agreement dated March 28, 1996 by and between Denny Kelly and
             Community Bancshares, Inc. (42)
       10.35 Change in Control Agreement dated March 28, 1996 by and between Loy McGruder and
             Community Bancshares, Inc. (43)
       10.36 Stock Option Agreement between Community Bancshares, Inc. and Jon Owings dated March
             28, 1996 (44)
       10.37 Stock Option Agreement between Community Bancshares, Inc. and Kennon R. Patterson, Sr. dated
             March 27, 1997
       10.38 Stock Option Agreement between Community Bancshares, Inc. and Bishop K. Walker, Jr. dated
             March 27, 1997
       10.39 Stock Option Agreement between Community Bancshares, Inc. and Denny Kelly dated March 27,
             1997
       10.40 Stock Option Agreement between Community Bancshares, Inc. and Hodge Patterson, III. dated March
             27, 1997
       10.41 Stock Option Agreement between Community Bancshares, Inc. and Loy McGruder dated March 27,
             1997
       10.42 Stock Option Agreement between Community Bancshares, Inc. and R.C. Corr, Jr. dated March 27,
             1997
       10.43 Stock Option Agreement between Community Bancshares, Inc. and C. Kenneth Copeland dated March
             27, 1997
       10.44 Stock Option Agreement between Community Bancshares, Inc. and Merritt Robbins dated March 27,
             1997
       10.45 Stock Option Agreement between Community Bancshares, Inc. and Wayne Washam dated March 27,
             1997
       10.46 Stock Option Agreement between Community Bancshares, Inc. and Glynn Debtor dated March 27,
             1997
       10.47 Stock Option Agreement between Community Bancshares, Inc. and Robert Summerford dated March
             27, 1997
       10.48 Stock Option Agreement between Community Bancshares, Inc. and Bryan A. Corr dated March 27,
             1997
       10.49 Stock Option Agreement between Community Bancshares, Inc. and Kennon R. Patterson, Jr. dated
             March 27, 1997
       10.50 Stock Option Agreement between Community Bancshares, Inc. and John J. Lewis, Jr. dated March
             27, 1997
       10.51 Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated March 27,
             1997
       10.52 Stock Option Agreement between Community Bancshares, Inc. and Edward Ferguson dated March
             27, 1997

       11    Statement of computation of earnings per common share........................................  76
       21    Subsidiaries of the Registrant...............................................................  76
       27    Financial Data Schedule

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

Page(s)
       (4)   Filed as Exhibit 3.4 to Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
       (5)   Filed as Exhibit 3.5 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
       (6)   Filed as Appendix I to the Proxy Statement included in Part I of the Registration Statement on
             Form S-14, Registration No. 2-92974, and incorporated herein by reference.
       (7)   Filed as Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-7032, and
             incorporated herein by reference.
       (8)   Filed as Exhibit 5 to the Registration Statement on Form S-2, Registration No. 33-69004, and
             incorporated herein by reference.
       (9)   Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.
      (10)   Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.
      (11)   Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
      (12)   Filed as Exhibit 10.4 to the Registration Statement on Form S-2, Registration No. 33-69004, and
             incorporated herein by reference.
      (13)   Filed as Exhibit 10.5 to the Registration Statement on Form S-2, Registration No. 33-69004, and
             incorporated herein by reference.
      (14)   Filed as Exhibit 10.6 to the Registration Statement on Form S-2, Registration No. 33-69004, and
             incorporated herein by reference.
      (15)   Filed as Exhibit 10.7 to the Registration Statement on Form S-2, Registration No. 33-69004, and
             incorporated herein by reference.
      (16)   Filed as Exhibit 10.8 to the Registration Statement on Form S-2, Registration No. 33-69004, and
             incorporated herein by reference.
      (17)   Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
      (18)   Filed as Exhibit 10.10 to the Registration Statement on Form S-2, Registration No. 33-69004, and
             incorporated herein by reference.
      (19)   Filed as Exhibit 10.11 to the Registration Statement on Form S-2, Registration No. 33-69004, and
             incorporated herein by reference.
      (20)   Filed as Exhibit 10.12 to the Registration Statement on Form S-2, Registration No. 33-69004, and
             incorporated herein by reference.
      (21)   Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
      (22)   Filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
      (23)   Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
      (24)   Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
      (25)   Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
      (26)   Filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
      (27)   Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
      (28)   Filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (29)   Filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

Page(s)
-------
      (30)   Filed as Exhibit 10.22 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (31)   Filed as Exhibit 10.23 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (32)   Filed as Exhibit 10.24 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (33)   Filed as Exhibit 10.25 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (34)   Filed as Exhibit 10.26 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (35)   Filed as Exhibit 10.27 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (36)   Filed as Exhibit 10.28 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (37)   Filed as Exhibit 10.29 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (38)   Filed as Exhibit 10.30 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (39)   Filed as Exhibit 10.31 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (40)   Filed as Exhibit 10.32 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (41)   Filed as Exhibit 10.33 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (42)   Filed as Exhibit 10.34 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (43)   Filed as Exhibit 10.35 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference
      (44)   Filed as Exhibit 10.36 to Form 10-K for the year ended December 31,
             1996, and incorporated herein by reference


      Certain financial statements schedules and exhibits have been omitted because they are not applicable.

EXHIBIT 11 - STATEMENTS RE:  COMPUTATION OF PER SHARE EARNINGS


                           COMMUNITY BANCSHARES, INC.
                   COMPUTATION OF NET INCOME PER COMMON SHARE

The following tabulation presents the calculation of primary and fully diluted earnings per common share for the years ended December 31, 1997, 1996 and 1995.

                                                                              1997           1996          1995
                                                                          ----------      ----------     ----------
Reported net income....................................................   $3,512,278      $3,458,986     $2,704,798
                                                                          ==========      ==========     ==========

Earnings on common shares..............................................   $3,512,278      $3,458,986     $2,704,798
                                                                          ==========      ==========     ==========

Weighted average common shares outstanding - basic.....................    1,903,616       1,863,753      1,667,945
                                                                          ==========       =========     ==========

Earnings per common share - basic
  Income from continuing operations....................................   $     1.85      $     1.86     $     1.62
                                                                          ==========      ==========     ==========

  Net income............................................................  $     1.85      $     1.86     $     1.62
                                                                          ==========      ==========     ==========

Weighted average common shares outstanding - diluted....................   2,038,992       1,960,940      1,667,945
                                                                          ==========      ==========     ==========

Earnings per common share - diluted
  Income from continuing operations.....................................  $     1.72      $     1.76     $     1.62
                                                                          ==========      ==========     ==========

  Net income............................................................  $     1.72      $     1.76     $     1.62
                                                                          ==========      ==========     ==========



EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Subsidiaries - Direct/wholly-owned                                                      State of Incorporation
----------------------------------                                                      ----------------------
Community Bank                                                                                   Alabama

Subsidiaries - Indirect/wholly-owned by Community Bank

Community Appraisals, Inc.                                                                       Alabama
Community Insurance Corporation                                                                  Alabama
1st Community Credit Corporation                                                                 Alabama

Subsidiaries - Indirect/controlled (51% ownership) by
        Community Insurance Corporation

Southern Select Insurance, Inc.                                                                  Alabama

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      COMMUNITY BANCSHARES, INC.


Date:       February 25, 1998         By   /s/ Kennon R. Patterson, Sr.
       ---------------------------       ------------------------------------
                                                  KENNON R. PATTERSON, SR.
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER


Date:       February 25, 1998         By   /s/  Paul W. Williams, CPA
       ---------------------------       ------------------------------------
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

               Directors                                    Date
               ---------                                    ----

  /s/ C.K. Copeland                                   February 25, 1998
------------------------------------              -----------------------
C.K. COPELAND

  /s/ Bryan A. Corr                                   February 25, 1998
------------------------------------              -----------------------
BRYAN A. CORR

  /s/ Glynn Debter                                    February 25, 1998
------------------------------------              -----------------------
GLYNN DEBTER

  /s/ Edward E. Ferguson                              February 25, 1998
------------------------------------              -----------------------
EDWARD E. FERGUSON

            Directors                                    Date
            ---------                                    ----


  /s/ Denny Kelly                                     February 25, 1998
------------------------------------               ---------------------
DENNY KELLY

  /s/ John J. Lewis, Jr.                              February 25, 1998
------------------------------------               ---------------------
JOHN J. LEWIS, JR.

  /s/ Stacey W. Mann                                  February 25, 1998
------------------------------------               ---------------------
STACEY W. MANN

  /s/ Loy McGruder                                    February 25, 1998
------------------------------------               ---------------------
LOY MCGRUDER

  /s/ Hodge Patterson, III                            February 25, 1998
------------------------------------               ---------------------
HODGE PATTERSON, III

  /s/ Kennon R. Patterson, Jr.                        February 25, 1998
------------------------------------               ---------------------
KENNON R. PATTERSON, JR.

  /s/ Kennon R. Patterson, Sr.                        February 25, 1998
------------------------------------               ---------------------
KENNON R. PATTERSON, SR.

  /s/ Merritt Robbins                                 February 25, 1998
------------------------------------               ---------------------
MERRITT ROBBINS

  /s/ Henry H. Sims                                   February 25, 1998
------------------------------------               ---------------------
HENRY H. SIMS

  /s/ Robert O, Summerford                            February 25, 1998
------------------------------------               ---------------------
ROBERT O. SUMMERFORD

 /s/ Bishop K. Walker, Jr.                            February 25, 1998
------------------------------------               ---------------------
BISHOP K. WALKER, JR.


  /s/ Wayne Washam                                    February 25, 1998
------------------------------------               ---------------------
WAYNE WASHAM

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                              -------------------






                                   EXHIBITS TO


                           ANNUAL REPORT AND FORM 10-K

                          Year Ended December 31, 1997








                           COMMUNITY BANCSHARES, INC.

                                 P. O. BOX 1000

                                   MAIN STREET

                           BLOUNTSVILLE, ALABAMA 35031







===============================================================================