Form 10-Q
period 1987-03-31
COMMUNITY BANCSHARES INC /DE/
filed 1998-05-13
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



                            FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For Quarter Ended March 31, 1998

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

                         Yes   X       No


Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

              Class                            Outstanding at March 31,1998
      Common Stock, $.10 Par Value                     3,876,152

                                   <page 1>





                         INDEX

       COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL  INFORMATION
                                                                      PAGE


Item 1. Financial Statements (Unaudited)

 Consolidated balance sheets-March 31,1998 and
   December 31,1997. . . . . . . . . . . .                              3

 Consolidated statements of income - Three months ended
   March 31, 1998 and 1997. . . . . . . . . . . .                       4

 Consolidated statements of comprehensive income - Three
    months ended March 31, 1998 and 1997. . . . . . . . . . . .         5

 Consolidated statements of cash flows - Three months ended
    March 31,1998 and 1997. . . . . . . . . . . .                       6

 Notes to consolidated financial statements - March 31, 1998. . . . .   8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . .      11



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . .        16



SIGNATURES

                             PART I - FINANCIAL INFORMATION
                      ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                     COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                    March 31,   December 31,
                                                     1998          1997
Assets
Cash . . . . . . . . . . . . . . . . . . . .  $    5,957,854 $  6,359,331
Due from banks  . .                               16,664,203   13,292,647
Interest-bearing deposits with banks . . . . .     1,654,978    2,514,558
Federal funds sold . . . . . . . . . . . . . . .  26,600,000   26,600,000
Securities available for sale  . . . . . . . .    82,599,135   85,092,069
Loans  . . . . . . . . . . . . . . . . . . . .   344,724,713  327,084,688
Less: Unearned income  . . . . . . . . . . . .     2,164,103      950,205
Allowance for loan losses . . . . . . . . . . . .  3,038,028    2,131,354
Net Loans  . . . . . . . . . . . . . . . . . .   339,522,582  324,003,129

Premises and equipment, net  . . . . . . . . .    23,697,735   22,362,432
Accrued interest . . . . . . . . . . . . . . . .   4,791,999    5,089,765
Intangibles, net . . . . . . . . . . . . . . . .   5,026,965    4,117,825
Other real estate  . . . . . . . . . . . . . . .   1,180,817      656,271
Other assets . . . . . . . . . . . . . . . . . .   2,001,588    1,750,819

Total Assets . . . . . . . . . . . . . . .    $  509,697,856 $491,838,846

Liabilities and Shareholders' Equity
Deposits:
 Noninterest-bearing . . . . . . . . . . . .  $   55,605,377 $ 52,356,858
 Interest-bearing  . . . . . . . . . . . . . .   405,984,777  388,531,773
 Total Deposits . . . . . . . . . . . . . . . .  461,590,154  440,888,631

 Other short-term borrowings  . . . . . . . .      1,336,384    2,630,387
 Accrued interest . . . . . . . . . . . . . . .    3,036,699    2,912,286
 Long-term debt . . . . . . . . . . . . . . . .    7,174,174    7,397,612
 Other liabilities  . . . . . . . . . . . . . . .  1,779,297    2,012,500
 Total Liabilities  . . . . . . . . . . . . .    474,916,708  455,841,416

 Minority interest in consolidated subsidiary .       22,550       18,382

Shareholders' equity
 Common stock, par value $.10 per share,
 10,000,000 shares authorized, 4,075,854 shares
 issued as of March 31, 1998 and 4,063,212 shares
 issued as of December 31, 1997                      203,793      203,161
 Capital surplus . . . . . . . . . . . . . . . .  18,669,052   18,524,301
 Retained earnings . . . . . . . . . . . . . . .  17,348,470   18,824,795
 Unearned ESOP shares - 199,702 and 204,610
 shares unreleased at March 31, 1998 and
 December 31,1997  . . .                          (1,971,791)  (2,002,902)
 Accumulated comprehensive income: unrealized
 losses on investment securities available for
  sale, net of deferred taxes   . . . . . . .        509,074      429,693

    Total Shareholders' Equity . . . . . . . .    34,758,598   35,979,048

Total Liabilities and Shareholders' Equity . . $ 509,697,856 $491,838,846


                  See notes to consolidated financial statements

                                  {page 3}

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                         Three Months Ended
                                                            March 31
                                                        1998         1997
Revenue From Earning Assets
Interest and fees on loans . . . . . . . . .       $ 8,146,115  $   7,781,363
Interest on investment securities:
 Taxable securities . . . . . . . . . . . . . .      1,083,686      1,116,272
 Securities exempt from federal income taxes   . .     177,370        182,877
Interest on federal funds sold . . . . . . . . . . .   366,675         19,362
Interest on deposits in other banks  . . . . . . . .    20,438         20,241
Total Revenue From Earning Assets . . . . . . . .    9,794,284      9,120,115

Interest Expense
 Interest on deposits . . . . . . . . . . . . . .    5,130,244      4,442,298
 Interest on other short-term borrowings  . . . . .     29,280         44,945
 Interest on long-term debt . . . . . . . . . . . .    147,507        155,358
Total Interest Expense  . . . . . . . . . .          5,307,031      4,642,601

Net interest income                                  4,487,253      4,477,514
Provision for loan losses . . .                        188,724        197,978

Net interest income after provision for loan losses  4,298,529      4,279,536

Noninterest Income
 Service charges on deposits  . . . . . . . . . . .    668,704        622,901
 Insurance commissions  . . . . . . . . . . . . . . .  413,712        190,203
 Bank club dues . . . . . . . . . . . . . . . . . .    147,338        134,784
 Other operating income . . . . . . . . . . . . . . .  348,151        229,966
 Investment securities gains  . . . . . . . . . . . .    8,802         (2,590)
Total Noninterest Income  . . . . . . . . . . . .    1,586,707      1,175,264

Noninterest Expenses
 Salaries and employee benefits . . . . . . . . . .  3,057,151      2,647,438
 Occupancy expense  . . . . . . . . . . . . . . . .    448,316        343,452
 Furniture and equipment expense  . . . . . . . . .    334,063        274,406
 Director and committee fees  . . . . . . . . . . .    162,608        152,875
 Other operating expenses . . . . . . . . . . . . .  1,112,446        882,539
 Total Noninterest Expenses  . . . . . . . . . .     5,114,584      4,300,710

Income before income taxes    . . . . . . . . . . . .  770,652      1,154,090
Provision for income taxes  . .                        211,202        331,904
Net Income before Minority Interest . . . . . . .      559,450        822,186
Minority interest in consolidated subsidiary  . . .      4,167          -0-

Net Income  . . . . . . . . . . . . . . . . . .  $     555,283  $     822,186

Earnings Per Common Share
  Net income     . . . . . . . . . . . . . . .   $         .14  $         .22
Earnings Per Common Share-assuming dilution
  Net income     . . . . . . . . . . . . . . . . $         .14  $         .22



                        See notes to consolidated financial statements
                                        {PAGE 4}

                       COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (UNAUDITED)
                                                         Three Months Ended
                                                               March 31,
                                                     1998            1997

Net income  . . . .                          $      555,283   $    822,186

Other comprehensive income, net of tax:
  Unrealized gains on securities . . . . . . . .    132,302       971,620
  Less income tax effect  . . . . . . . . . . .     (52,921)     (388,648)
  Total other comprehensive income  . . . . . . .    79,381       582,972

Comprehensive income                        $       634,664   $ 1,405,158




                    See notes to consolidated financial statements



{PAGE 5}



                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                      1998           1997
Operating activities:
 Net income . . . . . . . . . . . . . . . . . . . $  555,283   $   822,186
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses  . . . . . .             188,724       197,978
  Provision for depreciation and amortization  . .   440,572       351,119
  Amortization of investment security premiums and
   accretion of discounts . . . . . . . . . . . .     36,810        (7,018)
  Deferred tax expense    . . . . . . . . . . . . .   16,773        18,186
  Loss (gain) on sale of premises and equipment   .    7,019          (313)
  Realized investment security losses (gains)   . .   (8,802)        2,590
  Increase in accrued interest receivable  . . . . . 297,766       529,264
  Increase in accrued interest payable . . . . . .   124,413       162,934
  Other  . . . . . . . . . . . . . . . . . . . . .(1,623,180)     (517,393)
Net cash provided by operating activities . . .       35,378     1,559,533

Investing activities:
 Proceeds from sales of investment securities . .  4,382,500     5,007,863
 Proceeds from maturity of investment securities  .1,599,131     1,934,835
 Purchase of investment securities  . . . . . . . (3,384,403)     (299,671)
 Decrease (increase) in interest-bearing
  deposits with other banks                          859,580      (730,565)
 Cash disbursed in acquisition of finance offices (6,543,108)        -0-
 Net increase in loans to customers . . . . . .  (10,088,298)   (3,302,119)
 Proceeds from sale of premises and equipment .      102,550        70,441
 Net proceeds from sale of other real estate  . .      1,500         -0-
 Capital expenditures . . . . . . . . . . . . .   (1,538,176)   (1,747,519)
Net cash provided (used) by investing activities (14,608,724)      933,265

Financing activities:
 Net increase in demand deposits, NOW accounts,
  and savings accounts  . . . . . . . . . . . .   11,438,579     6,855,618
 Net increase in certificates of deposit  . . . .  9,262,944    11,435,735
 Net decrease in short-term borrowings  . . . .   (1,079,547)   (5,064,884)
 Issuance and sale of common stock. . . . . . .      145,383        96,720
 Repayment of long-term debt  . . . . . . . . . .   (192,327)     (191,352)
 Cash dividends . . . . . . . . . . . . . . . .   (2,031,607)   (1,500,000)
Net cash provided by financing activities . .     17,543,425    11,631,837

Net increase in cash and cash equivalents . . .    2,970,079    14,124,635


Cash and cash equivalents at beginning of period  46,251,978    17,612,177

Cash and cash equivalents at end of period  . .$  49,222,057 $  31,736,812



             See notes to consolidated financial statements

                                  {PAGE 6}



                        COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                      1998           1997

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest  . . . . . . . . . . . . . . . . . . . $ 5,182,618 $   4,113,337
  Income taxes  . . . . . . . . . . . . . . . . .      -0-          493,689

Supplemental schedule of non-cash investing and financing activities:

Other real estate of $374,000 and $87,500 was acquired in 1998 and 1997, respectively, from employees as a result of the Company s relocation program.

Upon the pledging of purchased shares to obtain additional ESOP debt of $137,918 on October 2, 1995,long-term debt was increased and equity was decreased . The debt was reduced and shares were released by $31,111 and $28,933 during the three month periods ended March 31, 1998 and 1997, respectively, as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

Unrealized or losses on investment securities available for sale increased by $132,302 during the three months ended March 31, 1998.


                    See notes to consolidated financial statements


{PAGE 7}


                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                March 31, 1998



NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X.   Accordingly, they do not include all of the information
and footnotes required by generally accepted accounting principles for  complete
financial  statements.   In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - Income Taxes

The effective tax rates of approximately 27.6 percent and 28.8 percent for the three months ended March 31, 1998 and 1997 are less than the statutory rate principally because of the effect of tax-exempt interest income.

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

At March 31, 1998, the Company had net unrealized gains of $848,457 in available-for-sale securities which are reflected in the presented assets and resulted in a increase in stockholders' equity of $509,074, net of deferred tax liability. There were no trading securities. The net increase in stockholders equity as a result of the SFAS 115 adjustment from December 31, 1997 to March 31, 1998 was $79,381.


NOTE D - Shareholders' Equity

In January of 1997, the Board of Directors of the Company declared a dividend of $.75 per share to shareholders of record as of January 8, 1997, and another dividend of $1.00 per share was declared in January of 1998 to shareholders of record as of January 26, 1998. Additionally, a two-for-one stock split was declared and distributed to stockholders of record as of the same date. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and to regulatory restrictions.

All per share disclosures have been adjusted to reflect the impact of the one-for-one stock dividend in the first quarter of 1998.


{PAGE 8}


Note D - Shareholders' Equity (continued)


On March 26, 1998, March 27, 1997, and March 28, 1996, the Company issued 198,333, 103,000, and 270,000 options, respectively, to purchase its common shares to its directors. The options were distributed among the directors and or senior managers based upon their years of service and their positions of leadership with the Company. Each of the stock option agreements contained an option price of $15.00 per share (1998 issuance), $12.50 per share (1997 issuance) or $10.00 per share (1996 issuance), the market value of the shares at the time of issuance. The options are exercisable between April 1, 1996 and March 31, 2003, and are treated as non-qualified options under the provisions of the Internal Revenue Code. The agreements also contain a provision whereby the Company shall compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

These options have been treated as common stock equivalents and have been included in the calculation of average common shares outstanding, for the purpose of calculating diluted earnings per share, in Exhibit 11, causing the equivalent average number of shares outstanding for the first quarter to rise by 42,075 shares and 13,416 shares, respectively, in 1998 and 1997. There was no dilutative effect on book value per share at March 31, 1998, nor on the book value of the Company s common shares at March 31, 1997.

In October 1995, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ( SFAS 123"). SFAS 123 is effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related Interpretations or selecting the minimum value method of expense recognition as described in SFAS 123. The Company has elected to apply APB Opinion No. 25 in accounting for its incentive stock options; accordingly, no compensation expense cost has been recognized by the Company. The Company s net income, earnings per share - basic, and earnings per share - diluted would have been reduced by $ 230,861, $ 0.06, and $ 0.06, respectively, for the quarter ended March 31, 1998, had compensation cost for the Company s stock option plan been determined based on the fair value ( minimum value method ) at the grant date for options under the plan.The effect would have been $ 129,162, $ 0.04, and $ 0.04, respectively, for the same period in 1997.

NOTE E - Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. Employees who work 1,000 hours in any consecutive twelve month period become participants in the ESOP on December 31 of that year, and remain eligible in every subsequent year in which 1,000 hours of work are completed. Employer contributions, which are made at the discretion of the Company's Board of Directors, are allocated to eligible participants in proportion to their eligible pay, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Service imposes a limit ($160,000 in 1998) on the maximum amount of eligible pay under the plan.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public
offering  of  new  common  stock.    The note was originally secured by 80,000
shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP. These shares were funded with the same promissory note which provided funds to refinance the previously executed notes. This new note was originally secured by 117,847 shares of the Company s common stock. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The note is guaranteed by the Company. As of March 31, 1999,there were 199,702 unreleased shares with a fair value of approximately $3,800,000. These shares are subtracted from outstanding shares for earnings per share calculations.

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

{PAGE 9}

Note E - Employee Stock Ownership Plan (continued)


Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated.Dividends on unreleased shares are treated as other income of the ESOP.

At March 31, 1998, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $1,971,791.

{PAGE 10}

                                        Item 2.
           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This  discussion is intended to assist an understanding of the Company and its
Subsidiaries' financial condition and results ofoperations.    Unless  the
context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31,1998 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


FINANCIAL CONDITION

March 31, 1998 compared to December 31, 1997


Loans

Loans comprised the largest single category of the Company's earning assets on March 31, 1998. Loans, net of unearned income and reserve for loan losses, were 66.6% of total assets at March 31, 1998 and 65.9% of total assets at December 31, 1997.Total net loans were $339,522,582 at March 31, 1998, representing a 4.8% increase from the December 31, 1997 total of $324,003,129.


Investment Securities and Other Earning Assets

Investment securities and federal funds sold decreased $ 2,492,934 or 2.2% from December 31, 1997 to March 31, 1998. This increase was due primarily to loan growth in excess of deposit growth .The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at March 31, 1998 were $82,599,135 compared with $85,092,069 at December 31, 1997, reflecting a 2.9% decrease of $2,492,934. Short-term investments in the form of interest-bearing deposits with banks were $1,654,978 at March 31, 1998 and $2,514,558 at December 31, 1997.


Asset Quality

Between December 31, 1998 and March 31, 1997, the Company experienced a slight decline in the quality of its assets as measured by two key ratios, but saw another strengthen. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 0.78 to 0.81. The ratio of total nonperforming assets to total assets increased from 0.006 to 0.007,and the ratio of nonperforming loans to total loans increased to 0.008 from 0.006 at 12/31/97. These ratios declined due to an increase in past due and nonaccrual loans, and an increase in other real estate due to the purchase of employees homes who were relocated by the Company. All three of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.


Deposits

Total  deposits of $461,590,154 at March 31, 1998 increased $20,701,523 (4.7%)
over total deposits of  $440,888,631 at year-end 1997.    Deposits  are  the
Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $3,248,519 or 6.2% from year-end 1997 to March 31, 1998, and interest-bearing deposits increased $17,453,004 (4.5%) from year-end 1997. Certificates of deposit of $100,000 or more increased $3,405,985 (3.9%).


{PAGE 11}


Other Short-term Borrowings


Other short-term borrowings totaled $1,336,384 at March 31, 1998, a $1,294,003 decrease from the December 31, 1997 total of $2,630,387.


Long-term Debt

At March 31, 1998 and December 31, 1997, the Company had notes payable totaling $7,174,174, and $7,397,612, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At September 30, 1996 and December 31, 1995, the amounts outstanding were $4,446,886 and $4,980,512, respectively, due December 17, 2002, bearing interest at a floating prime, and collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering
 of new  common  stock.   The note was originally secured by 80,000 shares of
purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP with a promissory note with a beginning balance of $2,183,805. The Company has guaranteed this debt; accounting and reporting guidelines mandate that the debt be recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. This note was originally secured by 117,847 shares of the Company s common stock. The note bears interest at a floating rate, with principal and interest payments of $23,948 due monthly through June 17, 2018, with all remaining principal, if any, due upon that date. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $1,971,791 at March 31, 1998, secured by 199,702 of unreleased shares of Company stock (adjusted for the one-for-one stock split in March of 1998.).

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7 %. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,822,750 at March 31, 1998.

Maturities of long-term debt for the years ending December 31 are as follows:

             1998  . . . . . . . .    $     670,376
             1999  . . . . . . . .          907,869
             2000  . . . . . . . .          923,767
             2001  . . . . . . . .          941,467
             2002  . . . . . . . .          961,013
             Thereafter  . . . . .        2,769,682

                                      $   7,174,174



Shareholders' Equity

ompany shareholders' equity decreased $1,220,450 from December 31, 1997 to March 31, 1998, due to: net earnings of $555,283, the payment of a cash dividend of $2,031,607, the reduction of unearned ESOP shares by $31,111, the
issuance of additional common  stock  for  $145,384,    and the increase of
unrealized gains on securities available for sale totaling $79,381, net of deferred tax liability.




{PAGE 12}


Capital Resources


A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became
effective.    The  guidelines  take  into  consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to $30.4 million at March 31, 1998. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying
subordinated  debt.    Tier  I capital plus the Tier II capital components is
referred to as Total Risk-Based capital and was $ 35.1 million at March 31, 1998.

The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor theCompany's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.







{PAGE 13}
RESULTS OF OPERATIONS

Three months ended March 31, 1997 and 1996


Summary

Net earnings of the Company for the three months ended March 31, 1998 were $555,283 compared to $822,186 for the same period in 1997, representing a 32.0% decrease. This decrease was due principally to the increase of noninterest expenses in excess of interest margin and noninterest income.
This is a direct result of the Company's expansion activity, with three new banking facilities being opened in 1994, two new locations opening in 1995, five new locations opening in 1996, plus the purchase of the assets and assumption of liabilities of the Haleyville and Uniontown, Alabama branches of a regional bank during 1996. Additionally, a commitment to open four de novo banks in Marshall County, Alabama and Marengo County, Alabama, and noninterest expenses have already begun to be incurred. The decline in earnings is expected to be purely short-term, as most of the start-up banks, with the exclusion of the four de novo banks, are approaching a size at which they will contribute to profits. Noninterest expenses increased $813,874 during the first quarter of 1998, as compared to the same period in 1997; net interest margin increased $18,993 during the same period, while noninterest income increased by $411,443.


Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the three months ended March 31, 1998 increased $674,169 (7.4%) from the same period in 1997. This increase was due to higher average outstanding balances of earning assets. Average earning assets outstanding during the first quarter of 1998 were $89,860,901 higher than during the first quarter of 1997. Interest expense for the three months ended March 31, 1998 increased $664,430 or 14.3% over the corresponding period of 1997. As a result of these factors, net interest income increased $18,993 or 0.4%, in the three months ended March 31, 1998, compared to the same period of 1997.



Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $188,724 for the three months ended March 31, 1998 compared to  $197,978  for  the same  period of 1997.  Charge-offs exceeded recoveries by $182,050 for the three
months ended March 31,1998.    The  reserve  for  loan  losses  as a percent of
outstanding loans, net of unearned income, was .89% at March 31, 1998 compared to .74% at year-end 1997.



Noninterest Income

Noninterest income for the three months ended March 31, 1998 was $1,586,707 compared to $1,175,264 for the same period of 1997. This 35.0% increase was primarily due to an increase in insurance commissions realized of $223,509 in the first quarter of 1998 as compared to the same period of 1998. Significant components of noninterest income are as follows: Service charges on deposits increased $45,803 (7.4%), insurance commissions increased $223,509 (117.5%), security gains of $8,802 were realized, as opposed to $2,590 of losses in the first quarter of 1997, and other operating income, primarily dues for the bank club account, fees on debt cancellation contracts, and appraisal fees, increased $118,185 (51.4%) to $348,151.



{PAGE 14}



Noninterest Expenses

oninterest expenses for the three months ended March 31, 1998 were $5,114,584, reflecting a 18.9% increase over the same period of 1997.
The primary components of noninterest expenses are salaries and employee benefits, which increased to $3,505,467 for the three months ended March 31, 1998, 17.2% higher than in the same period of 1997. The increases in salaries and employee benefits are due to staffing for new banking locations and future expansion as well as merit increases and incentive payments. Occupancy costs increased $104,864 (30.5%), furniture and equipment expenses rose by $59,657 (21.7%), and director and committee fees increased by $9,733 (6.4%). Other operating expenses rose by 26.1% to $1,112,446.

The majority of these expenses should continue at or above the levels for the three months ended March 31, 1998, since management intends to continue its growth policies.

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


Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $211,202 for the three months ended March 31, 1998 decreased $120,702 compared to the same period of 1997, due primarily to the decrease in income before tax. Taxes as a percent of earnings decreased from 28.8% to 27.6%. The effective tax rate of approximately 27.6% is less than the statutory rate principally because of the effect of tax-exempt interest income.


{PAGE 15}

                           Part II - Other Information

                  Item 6 - Exhibits and Reports on Form 8-K


(a)Exhibits:

     Exhibit Number          Description of Exhibit          Page Number

          11                 Computation of Earnings             17
                               Per Share

          27                 Financial Data Schedule
                             (for the SEC use only)

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.



{PAGE 16}



EXHIBIT 11 -- STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



The following tabulation presents the calculation of primary and fully diluted earnings per common share for the three-month periods ended March 31, 1998 and 1997.

                                                      Three Months Ended
                                                           March 31,
                                                   1998             1997

Reported net income . . . . . . . . . . . .         $  555,283    $   822,186

Earnings on common shares . . . . . .               $  555,283    $   822,186

Weighted average common shares outstanding - basic   3,866,706      3,782,509


Earnings per common share - basic
  Income from continuing operations . . . . . . .  $      .14    $       .22

  Net income  . . . . . . . . . . . . . . . . . .  $      .14    $       .22

Weighted average common shares
 outstanding - diluted  . . . . . . . . . . . . .   3,908,781      3,795,925


Earnings per common share - diluted
  Income from continuing operations . . . . . . .  $      .14    $       .22

  Net income  . . . . . . . . . . . . . . . . . .  $      .14    $       .22






{PAGE 17}


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           COMMUNITY BANCSHARES, INC.



 May 12, 1998                     /s/ Kennon R. Patterson, Sr.
 Date                             Kennon  R. Patterson, Sr., as its
                                  President and Chief Executive
                                  Officer



 May 12, 1998                    /s/  Paul W. Williams, CPA
 Date                            Paul  W.  Williams,  CPA,  as its
                                 Senior Vice President and Chief
                                 Accounting Officer


}