Form 10-Q/A
period 1997-03-31
COMMUNITY BANCSHARES INC /DE/
filed 1998-06-16
CIK 752195

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


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

{PAGE 2}


                             PART I - FINANCIAL INFORMATION
                      ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                     COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                    March 31,   December 31,
                                                     1998          1997
Assets
Cash . . . . . . . . . . . . . . . . . . . .  $    5,957,854 $  6,359,331
Due from banks  . .                               16,664,203   13,292,647
Interest-bearing deposits with banks . . . . .     1,654,978    2,514,558
Federal funds sold . . . . . . . . . . . . . . .  26,600,000   26,600,000
Securities available for sale  . . . . . . . .    82,599,135   85,092,069
Loans  . . . . . . . . . . . . . . . . . . . .   344,724,713  327,084,688
Less: Unearned income  . . . . . . . . . . . .     2,164,103      950,205
Allowance for loan losses . . . . . . . . . . . .  3,038,028    2,131,354
Net Loans  . . . . . . . . . . . . . . . . . .   339,522,582  324,003,129

Premises and equipment, net  . . . . . . . . .    23,697,735   22,362,432
Accrued interest . . . . . . . . . . . . . . . .   4,791,999    5,089,765
Intangibles, net . . . . . . . . . . . . . . . .   5,026,965    4,117,825
Other real estate  . . . . . . . . . . . . . . .   1,180,817      656,271
Other assets . . . . . . . . . . . . . . . . . .   2,001,588    1,750,819

Total Assets . . . . . . . . . . . . . . .    $  509,697,856 $491,838,846

Liabilities and Shareholders' Equity
Deposits:
 Noninterest-bearing . . . . . . . . . . . .  $   55,605,377 $ 52,356,858
 Interest-bearing  . . . . . . . . . . . . . .   405,984,777  388,531,773
 Total Deposits . . . . . . . . . . . . . . . .  461,590,154  440,888,631

 Other short-term borrowings  . . . . . . . .      1,336,384    2,630,387
 Accrued interest . . . . . . . . . . . . . . .    3,036,699    2,912,286
 Long-term debt . . . . . . . . . . . . . . . .    7,174,174    7,397,612
 Other liabilities  . . . . . . . . . . . . . . .  1,779,297    2,012,500
 Total Liabilities  . . . . . . . . . . . . .    474,916,708  455,841,416

 Minority interest in consolidated subsidiary .       22,550       18,382

Shareholders' equity
 Common stock, par value $.10 per share,
 5,000,000 shares authorized, 4,075,854 shares
 issued as of March 31, 1998 and 4,063,212 shares
 issued as of December 31, 1997                      407,586      203,161
 Capital surplus . . . . . . . . . . . . . . . .  18,669,052   18,524,301
 Retained earnings . . . . . . . . . . . . . . .  17,144,677   18,824,795
 Unearned ESOP shares - 199,702 and 204,610
 shares unreleased at March 31, 1998 and
 December 31,1997  . . .                          (1,971,791)  (2,002,902)
 Accumulated comprehensive income: unrealized
 losses on investment securities available for
  sale, net of deferred taxes   . . . . . . .        509,074      429,693

    Total Shareholders' Equity . . . . . . . .    34,758,598   35,979,048

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

                           Part II - Other Information

                  Item 6 - Exhibits and Reports on Form 8-K


(a)Exhibits:

     Exhibit Number          Description of Exhibit          Page Number

          27                 Financial Data Schedule
                             (for the SEC use only)

{PAGE 11}


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           COMMUNITY BANCSHARES, INC.



 June 15, 1998                     /s/ Kennon R. Patterson, Sr.
 Date                             Kennon  R. Patterson, Sr., as its
                                  President and Chief Executive
                                  Officer



 June 15, 1998                    /s/  Paul W. Williams, CPA
 Date                            Paul  W.  Williams,  CPA,  as its
                                 Senior Vice President and Chief
                                 Accounting Officer


}