Form 10-Q
period 1998-06-30
COMMUNITY BANCSHARES INC /DE/
filed 1998-07-30
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549



                              FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                    For Quarter Ended June 30, 1998

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

                             Yes   X       No


Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

     Class                                      Outstanding at June 30, 1998
Common Stock, $.10 Par Value                            4,137,924

                               INDEX

         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION                                     PAGE


Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets-June 30,1998 and
         December  31,  1997    . . . . . . . . . .                   3

        Consolidated statements of income and consolidated
         statements of comprehensive income- Three months
         ended  June 30,1998 and 1997    . . . . . . . . . .        4-5

        Consolidated statements of income and consolidated
         statements of comprehensive income- Six months
         ended June 30,1998 and 1997    . . . . . . . . . .         6-7


        Consolidated statements of cash flows - Six months
         ended June 30, 1998 and 1997    . . . . . . . . . .          8

        Notes to consolidated financial statements-June 30, 1998. . .10


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations    . . . . . . . . . .  13

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk  . . . . . . . . . .                      19

PART II.  OTHER INFORMATION

Item  4. Submission of Matters to a Vote of Security Holders . . . . 20

Item  6 .Exhibits and Reports on Form 8-K . . . . . . . . . .        20

SIGNATURES

                      PART I - FINANCIAL INFORMATION
                 ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                     June 30,    December 31,
                                                       1998         1997
Assets
 Cash . . . . . . . . . . . . . . . . . . . .  $    7,055,499 $    6,359,331
Due from banks  . .                                21,378,204     13,292,647
Interest-bearing deposits with banks  . . . . . .     950,000      2,514,558
Federal funds sold . . . . . . . . . . . . . . . .  4,900,000     26,600,000
Securities available for sale   . . . . . . . . .  83,722,801     85,092,069
Loans  . . . . . . . . . . . . . . . . . . . . .  378,858,737    327,084,688
Less: Unearned income  . . . . . . . . . . . . .    2,061,801        950,205
      Allowance for loan losses  . . . . . . . . .  3,363,620      2,131,354
         Net Loans  . . . . . . . . . . . . .     373,433,316    324,003,129

Premises and equipment, net   . . . . . . . . .    25,785,832     22,362,432
Accrued interest . . . . . . . . . . . . . . . . .  5,132,233      5,089,765
Intangibles, net . . . . . . . . . . . . . . . . .  6,524,475      4,117,825
Other real estate  . . . . . . . . . . . . . . . .    661,317        656,271
Other assets . . . . . . . . . . . . . . . . . . .  1,987,393      1,750,819

Total Assets . . . . . . . . . . . . . . . . .  $ 531,531,070 $  491,838,846

Liabilities and Shareholders' Equity
Deposits:
 Noninterest-bearing . . . . . . . . . . . . .  $  59,205,436 $   52,356,858
 Interest-bearing  . . . . . . . . . . . . . .    419,499,496    388,531,773
    Total Deposits . . . . . . . . . . . . . .    478,704,932    440,888,631

Other short-term borrowings   . . . . . . . . .     2,552,452      2,630,387
Accrued interest . . . . . . . . . . . . . . . . .  3,431,368      2,912,286
Long-term debt . . . . . . . . . . . . . . . . . .  6,950,769      7,397,612
Other liabilities  . . . . . . . . . . . . . . . .  3,206,708      2,012,500
      Total Liabilities  . . . . . . . . . . . .  494,846,229    455,841,416

Minority interest in consolidated subsidiary  . .          0          18,382

Shareholders' equity
  Common stock, par value $.10 per share,
  5,000,000 shares authorized, 4,137,924 shares
  issued as of June 30,1998 and 2,031,606 shares
  issued as of December 31, 1997                      413,792        203,161
  Capital surplus . . . . . . . . . . . . . . . .  19,329,566     18,524,301
  Retained earnings . . . . . . . . . . . . . . .  18,382,186     18,824,795
  Unearned ESOP shares - 194,794 and 204,610
  shares unreleased at June 30, 1998 and
  December 31,1997  . . . .                        (1,940,966)    (2,002,902)
  Accumulated comprehensive income: unrealized
  gains on investment securities available for
  sale, net of deferred taxes   . . . . . . .         500,263        429,693

           Total Shareholders' Equity  . . . . .   36,684,841     35,979,048

           Total Liabilities and
           Shareholders' Equity  . . . . . .  $   531,531,070 $  491,838,846


             See notes to consolidated financial statements

                                   {page 3}

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                     Three Months Ended
                                                          June 30,
                                                     1998            1997
Revenue From Earning Assets
  Interest and fees on loans  . . . . . . .   $   9,299,780  $    7,842,209
  Interest on investment securities:
    Taxable securities . . . . . . . . . . . .    1,064,830       1,089,642
    Securities exempt from federal
      income taxes  . . . . . . . .                 176,646         176,050
Interest on federal funds sold  . . . . . . . . .   158,626         176,319
Interest on deposits in other banks   . . . . . . .  14,988          29,193
Total Revenue From Earning Assets  . . . . .     10,714,870       9,313,413

Interest Expense
  Interest on deposits . . . . . . . . . . . .    5,282,496       4,678,684
  Interest on other short-term borrowings   . . .    23,659          35,028
  Interest on long-term debt  . . . . . . . . .     145,326         168,955
      Total Interest Expense   . . . . . . . . .  5,451,481       4,882,667

Net interest income                               5,263,389       4,430,746
Provision for loan losses .                         208,020         296,269

Net interest income after provision
  for loan losses  . . . . . . . . . . . . .      5,055,369       4,134,477
Noninterest Income
  Service charges on deposits   . . . . . . . .     754,069         613,676
  Insurance commissions  . . . . . . . . . . . .    673,612         142,405
  Bank club dues . . . . . . . . . . . . . . . . .  153,187         142,123
  Other operating income . . . . . . . . . . . . .  472,973         246,514
  Investment securities gains   . . . . . . . . .     2,706            -0-
     Total Noninterest Income   . . . . . . . . . 2,056,547        1,144,718

Noninterest Expenses
 Salaries and employee benefits  . . . . . . . .  3,470,069        2,269,724
 Occupancy expense  . . . . . . . . . . . . . .     476,219          353,695
 Furniture and equipment expense   . . . . . . .    356,730          294,295
 Director and committee fees   . . . . . . . . .    162,950          158,995
 Other operating expenses . . . . . . . . . . .   1,200,751          819,491
 Total Noninterest Expenses   . . . . . . . . . . 5,666,719        3,896,200

Income before income taxes . . . . . . . . . . .  1,445,197        1,382,995
Provision for income taxes                          411,481          380,827

Net Income  . . . . . . . . . . . . . . . . .  $  1,033,716  $     1,002,168

Earnings Per Common Share
  Net income     . . . . . . . . . . . . . . . $        .27  $           .27
Earnings Per Common Share-assuming dilution
  Net income     . . . . . . . . . . . . . .   $        .26  $           .27

                See notes to consolidated financial statements

                                        {Page 4}

                 COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                                         Three Months Ended
                                                              June 30,
                                                     1998             1997

Net income  . .                                $  1,033,716   $    1,002,168

Other comprehensive income, net of tax:
   Realized investment security gains  . . . .        2,706           (2,590)
   Unrealized gains (losses) on securities  . . .   (17,391)         748,373
     Less income tax effect  . . . . . . . . .        5,874         (298,313)
        Total other comprehensive income   . . .     (8,811 )        447,470

Comprehensive income  . . .                    $  1,024,905   $    1,449,638



                   See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                        Six Months Ended
                                                            June 30,
                                                     1998             1997
Revenue From Earning Assets
  Interest and fees on loans  . . . . . . . .  $  17,445,895  $  15,623,572
  Interest on investment securities:
    Taxable securities  . . . . . .  . . . . .     2,148,516      2,205,914
    Securities exempt from federal income taxes  .   354,016        358,927
  Interest on federal funds sold  . . . . . . . . .  525,301        195,681
  Interest on deposits in other banks   . . . .       35,426         49,434
        Total Revenue From Earning Assets  . . . .20,509,154     18,433,528

Interest Expense
  Interest on deposits . . . . . . . . . . . . . .10,412,740      9,120,982
  Interest on other short-term borrowings   . . .     52,939         79,943
  Interest on long-term debt  . . . . . . . . . .    292,833        324,313
      Total Interest Expense   . . . . . . . .    10,758,512      9,525,238

Net interest income    . . . . . . . . . . . . .   9,750,642      8,908,290
Provision for loan losses .                          396,744        494,247

Net interest income after provision
   for loan losses  . . . . . . . . . . . . . .    9,353,898      8,414,043

Noninterest Income
  Service charges on deposits   . . . . . . . . .  1,422,773      1,236,577
  Insurance commissions  . . . . . . . . . . . . . 1,087,324        332,608
  Bank club dues . . . . . . . . . . . . . . . . .   300,525        276,907
  Other operating income . . . . . . . . . . . . .   821,124        476,480
  Investment securities gains   . . . . . . . . .     11,508         (2,590)
          Total Noninterest Income   . . . . . . . 3,643,254      2,319,982

Noninterest Expenses
 Salaries and employee benefits  . . . . . . . . . 6,527,220      4,917,162
 Occupancy expense  . . . . . . . . . . . . . . .    924,535        697,147
 Furniture and equipment expense   . . . . . . .     690,793        568,701
 Director and committee fees   . . . . . . . . . .   325,558        311,870
 Other operating expenses . . . . . . . . . . . .  2,313,197      1,702,030
    Total Noninterest Expenses   . . . . . . . . .10,781,303      8,196,910

Income before income taxes                         2,215,849      2,537,115
Provision for income taxes                           622,683        712,731
       Net Income before Minority Interest  . . .  1,593,166      1,824,384
Minority interest in consolidated subsidiary   . .     4,167          -0-

Net Income  . . . . . . . . . . . . . . . . . . $  1,588,999 $    1,824,384

Earnings Per Common Share
   Net income     . . . . . . . . . . . . . .   $       .41  $         .48
Earnings Per Common Share-assuming dilution
   Net income     . . . . . . . . . . . . . . . $       .40  $         .48

           See notes to consolidated financial statements

             COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (UNAUDITED)
                                                  Six Months Ended
                                                      June 30,
                                                  1998            1997

Net income  . .                               $  1,588,999    $  1,824,384

Other comprehensive income, net of tax:
      Realized investment security gains  . . . .   11,508         (2,590)
      Unrealized gains on securities   . . . . . . 106,109       (223,247)
        Less income tax effect  . . . . . . . . .  (47,047)        90,335
         Total other comprehensive income   . . .   70,570       (135,502)

Comprehensive income  . . .                   $  1,659,569   $  1,688,882

                See notes to consolidated financial statements

          COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                                     Six Months Ended
                                                          June 30,
                                                   1998             1997
Operating activities:
 Net income . . . . . . . . . . . . . . . . . . $  1,588,999  $  1,824,384
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Provision for loan losses   . . . . . . . .       396,744       494,247
   Provision for depreciation and
    amortization   . . . . . . .                     926,483       724,213
   Amortization of investment security
    premiums and accretion of discounts  . . . . . .  74,708        19,333
   Deferred tax expense     . . . . . . . . . . . . . 45,518        62,452
   Loss on sale of premises and equipment   . . . .    3,763         1,058
   Realized investment security losses (gains)       (11,508)        2,590
   Increase (decrease) in accrued interest receivable (5,173)       25,014
   Increase in accrued interest payable  . . . .     492,391       580,197
   Other  . . . . . . . . . . . . . . . . . . . .   (550,460)   (1,332,734)
     Net cash provided by operating activities  . .2,961,465     2,400,754

Investing activities:
 Proceeds from sales of investment securities  . . 6,586,500     5,007,863
 Proceeds from maturity of investment securities   4,022,319     3,137,430
 Purchase of investment securities   . . . . . .  (9,185,134)   (2,286,703)
 Decrease (increase) in interest-bearing
  deposits with other banks                         1,564,558   (1,175,280)
 Cash disbursed in acquisition of
  finance offices    . .                           (6,543,108)       -0-
 Cash disbursed in acquisition of
  insurance operations   . . . .                   (1,471,387)       -0-
 Cash received in acquisition of branch office      2,763,123        -0-
 Net increase in loans to customers  . . . . . . .(40,826,361)  (1,295,886)
 Proceeds from sale of premises and equipment  .      153,951      104,855
 Net proceeds from sale of other real estate   .       42,500        -0-
 Capital expenditures . . . . . . . . . . . . .    (3,792,168)  (4,056,647)
    Net cash provided (used) by
     investing activities                         (46,685,207)    (564,368)

Financing activities:
 Net increase in demand deposits,
  NOW accounts,and savings accounts  . . . . . .   15,568,586    5,299,475
 Net increase in certificates of deposit   . . . . 16,603,565   23,007,155
 Net decrease in short-term borrowings   . . . .       33,934   (5,064,519)
 Issuance and sale of common stock.  . . . . . . .  1,015,896       96,720
 Repayment of long-term debt   . . . . . . . . . .   (384,907)    (382,941)
 Cash dividends . . . . . . . . . . . . . . . . .  (2,031,607)  (1,500,000)
 Net cash provided by financing activities  . . .  30,805,467   21,455,890

 Net increase in cash and cash equivalents . . . .(12,918,275)  23,292,276

Cash and cash equivalents at beginning of period   46,251,978   17,612,177

Cash and cash equivalents at end of period   . . $ 33,333,703 $ 40,612,177


                See notes to consolidated financial statements

            COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                        Six Months Ended
                                                           June 30,
                                                     1998            1997

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest  . . . . . . . . . . . . . . . . . . .$ 10,239,430 $   8,945,041
  Income taxes  . . . . . . . . . . . . . . . . .     317,658     1,290,777

Supplemental schedule of non-cash investing and financing activities:

   Other real estate of $374,000 and $87,500 was acquired in 1998 and 1997, respectively, from employees as a result of the Company s relocation program.

   Upon the pledging of purchased shares to obtain additional ESOP debt of $137,918 on October 2, 1995, long-term debt was increased and equity was decreased . The debt was reduced and shares were released by $61,936 and $57,508 during the six month periods ended June 30, 1998 and 1997, respectively, as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

   Unrealized gains on investment securities available for sale decreased by $117,617 during the six months ended June 30, 1998.

                       See notes to consolidated financial statements

                    COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                               June 30, 1998



NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q
and Article 10 of  Regulation  S-X.    Accordingly,  they  do  not include all
of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - Income Taxes

The effective tax rates of approximately 28.0 percent and 28.1 percent for the three months ended June 30, 1998 and 1997 are less than the statutory rate principally because of the effect of tax-exempt interest income.

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

At June 30, 1998, the Company had net unrealized gains of $833,771 in available-for-sale securities which are reflected in the presented assets and resulted in a increase in stockholders' equity of $500,263, net of deferred tax liability. There were no trading securities. The net increase in stockholders equity as a result of the SFAS 115 adjustment from December 31, 1997 to June 30, 1998 was $70,570.


NOTE D - Shareholders' Equity

In January of 1997, the Board of Directors of the Company declared a dividend of $.75 per share to shareholders of record as of January 8, 1997, and another dividend of $1.00 per share was declared in January of 1998 to shareholders of record as of January 26, 1998. Additionally, a one-for-one stock dividend was declared and distributed to stockholders of record as of the same date. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and to regulatory restrictions.

All per share disclosures have been adjusted to reflect the impact of the one-for-one stock dividend in the first quarter of 1998.

On March 26, 1998, March 27, 1997, and March 28, 1996, the Company issued 191,664, 103,000, and 270,000 options, respectively, to purchase its common shares to its directors and or senior managers.The options were distributed among the directors and or senior managers based upon their years of service and their positions of leadership with the Company. Each of the stock option agreements contained an option price of $15.00 per share (1998 issuance), $12.50 per share (1997 issuance) or $10.00 per share (1996 issuance), the market value of the shares at the time of issuance. The options are exercisable between April 1, 1996 and March 31, 2003, and are treated as non-qualified opions under the provisions of the Internal Revenue Code. The agreements also contain a provision whereby the Company shall compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

These options have been treated as common stock equivalents and have been included in the calculation of average common shares outstanding, for the purpose of calculating diluted earnings per share, in Exhibit 11, causing the equivalent average number of shares outstanding for the first quarter to rise by 51,530 shares and 14,177 shares, respectively, in 1998 and 1997. There was no dilutive effect on book value per share at June 30, 1998, nor on the book value of the Company s common shares at June 30, 1997.

In October 1995, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards No.123, Accounting and Disclosure of Stock-Based Compensation ( SFAS 123"). SFAS 123 is effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related Interpretations or selecting the minimum value method of expense recognition as described in SFAS 123. The Company has elected to apply APB Opinion No. 25 in accounting for its incentive stock options; accordingly, no compensation expense cost has been recognized by the Company. The Companys net income,earnings per share - basic, and earnings per share - diluted would have been reduced by $ 236,677, $ 0.06, and $ 0.07, respectively, for the six months ended June 30, 1998, had compensation cost for the Company s stock option plan been determined based on the fair value ( minimum value method ) at the grant date for options under the plan. The effect would have been $ 129,162, $ 0.03, and $ 0.04, respectively, for the same period in 1997.

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

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2,1995,the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP. These shares were funded with the same promissory note which provided funds to refinance the previously executed notes. This new note was originally secured by 117,847 shares of the Company s common stock. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The note is guaranteed by the Company. As of June 30, 1998, there were 194,794 unreleased shares with a fair value of approximately $3,700,000. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statement and reduce its stockholder's equity for shares of stock which have not been released by a lender to the ESOP for allocation to its
participating employees. The  portion  of  payments    made  by  the  Company
to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt is classified as interest expense on the Companys income statement.

                                     {Page 11}

Note E - Employee Stock Ownership Plan (continued)

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At June 30, 1998, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $1,940,966.

                                    Item 2.
           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 1998 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


FINANCIAL CONDITION

June 30, 1998 compared to December 31, 1997


Loans

Loans comprised the largest single category of the Company's earning assets on June 30, 1998. Loans, net of unearned income and reserve for loan losses, were 70.3% of total assets at June 30, 1998 and 65.9% of total assets at December 31, 1997. Total net loans were $373,433,316 at June 30, 1998, representing a 15.2% increase from the December 31, 1997 total of $324,003,129.


Investment Securities and Other Earning Assets

Investment securities and federal funds sold decreased $ 23,069,268 or 20.7 from December 31, 1997 to June 30, 1998. This decrease was due primarily to loan growth in excess of deposit growth .The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at June 30, 1998 were $83,722,801 compared with $85,092,069 at December 31, 1997, reflecting a 1.6% decrease of $1,369,268. Short-term investments in the form of interest-bearing deposits with banks were $950,000 at June 30, 1998 and $2,514,558 at December 31, 1997.


Asset Quality

Between December 31, 1998 and June 30, 1997, the Company experienced a slight decline in the quality of its assets as measured by two key ratios, but saw another strengthen. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) increased from 0.78 to 0.93. The ratio of total nonperforming assets to total assets increased from 0.006 to 0.007, and the ratio of nonperforming loans to total loans increased to 0.008 from 0.006 at 12/31/97. These ratios declined due to an increase in past due and nonaccrual loans, and an increase in other real estate due to the purchase of employees homes who were relocated by the Company. All three of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.


Deposits

Total  deposits of $478,704,932 at June 30, 1998 increased $37,816,301 (8.6%)
over total deposits of  $440,888,631 at year-end  1997.    Deposits  are  the
Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $6,848,578 or 13.1% from year-end
1997  to  June 30, 1998, and interest-bearing deposits    increased $30,967,723
(8.0%) from year-end 1997. Certificates of deposit of $100,000 or more decreased $5,102,056 (7.5%).


                                             {Page 13}

Other Short-term Borrowings

Other short-term borrowings totaled $2,552,452 at June 30, 1998, a $77,935 decrease from the December 31, 1997 total of $2,630,387.


Long-term Debt

At June 30, 1998 and December 31, 1997, the Company had notes payable totaling $6,950,769, and $7,397,612, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At June 30, 1998 and December 31, 1997, the amounts outstanding were $3,201,758 and $3,557,509, respectively, due December 17, 2002, bearing interest at a floating prime, and collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP with a promissory note with a beginning balance of $2,183,805. The Company has guaranteed this debt; accounting and reporting guidelines mandate that the debt be recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. This note was originally secured by 117,847 shares of the Company s common stock. The note bears interest at a floating rate, with principal and interest payments of $23,948 due monthly through June 17, 2018, with all remaining principal, if any, due upon that date. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $1,940,966 at June 30, 1998, secured by 194,794 of unreleased shares of Company stock (adjusted for the one-for-one stock split in March of 1998).

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7 %. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,808,045 at June 30, 1998.

Maturities of long-term debt for the years ending December 31 are as follows:

                 1998  . . . . . . . . .   $     480,138
                 1999  . . . . . . . . .         907,869
                 2000  . . . . . . . . .         923,767
                 2001  . . . . . . . . .         941,467
                 2002  . . . . . . . . .         961,013
                 Thereafter  . . . . . .       2,736,515

                                           $   6,950,769



Shareholders' Equity

Company shareholders' equity increased $705,793 from December 31, 1997 to June 301, 1998, due to: net earnings of $1,588,999, the payment of a cash dividend of $2,031,607, the reduction of unearned ESOP shares by $61,936, the issuance of additional common stock for $1,015,895, and the increase of unrealized gains on securities available for sale totaling $70,570, net of deferred tax liability.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements
became  effective.    The  guidelines  take  into  consideration  risk factors,
as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets
to determine the risk-based  capital  ratios.    The  Company's  Tier I capital,
which consists of common equity less goodwill, amounted to $30.8 million at June 30, 1998. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $ 35.7 million at June 30, 1998.

The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS

Six months ended June 30, 1998 and 1997


Summary

Net earnings of the Company for the six months ended June 30, 1998 were $1,588,999 compared to $1,824,384 for the same period in 1997, representing a 12.9% decrease. This decrease was due principally to the increase of noninterest expenses in excess of interest margin and noninterest income. This is a direct result of the Company's expansion activity, with three new banking facilities being opened in 1994, two new locations opening in 1995, five new locations opening in 1996, plus the purchase of the assets and assumption of liabilities of the Haleyville and Uniontown, Alabama branches of a regional bank during 1996. Additionally, a commitment has been made to open four de novo banks in Marshall County, Alabama and Marengo County, Alabama, and noninterest expenses have already begun to be incurred. The decline in earnings is expected to be purely short-term, as most of the start-up banks, with the exclusion of the four de novo banks, are approaching a size at which they will contribute to profits. Noninterest expenses increased $2,584,393 during the first half of 1998, as compared to the same period in 1997; net interest margin increased $842,352 during the same period, while noninterest income increased by $1,323,272.


Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 1998 increased $2,075,626 (11.3%) from the same period in 1997. This increase was due to higher average outstanding balances of earning assets. Average earning assets outstanding during the first half of 1998 were $35,498,246 higher than during the first half of 1997. Interest expense for the six months ended June 30, 1998 increased $1,233,274 or 13.0% over the corresponding period of 1997.As a result of these factors, net interest income increased $842,352 or 9.5%, in the six months ended
June 30, 1998, compared to the same period of 1997.



Provision for Loan Losses

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing
and  past  due  loans.   The provision for loan losses was $396,744 for the six
months ended June 30, 1998 compared to $494,247 for the same period of 1997. Charge-offs exceeded recoveries by $310,673 for the six months ended June 30, 1998. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was .89% at June 30, 1998 compared to .65% at year-end 1997.



Noninterest Income

Noninterest income for the six months ended June 30, 1998 was $3,643,254 compared to $2,319,982 for the same period of 1997. This 57.0% increase was primarily due to an increase in insurance commissions realized of $754,716 in the first six months of 1998 as compared to the same period of 1998. Significant components of noninterest income are as follows: Service charges on deposits increased $186,196 (15.1%), insurance commissions increased $754,716 (226.9%), security gains of $11,508 were realized, as opposed to $2,590 of losses in the first quarter of 1997, and other operating income, primarily dues for the bank club account, fees on debt cancellation contracts, and appraisal fees, increased $368,262 (48.9%) to $1,121,649.

Noninterest Expenses

Noninterest  expenses  for the six months ended June 30, 1998 were $10,781,303,
reflecting a 31.5% increase over the same period  of  1997.    The  primary
components of noninterest expenses are salaries and employee benefits, which increased to $6,527,220 for the six months ended June 30, 1998, 32.7% higher than in the same period of 1997. The increases in salaries and employee benefits are due to staffing for new banking locations and future expansion as well as merit increases and incentive payments.
Occupancy costs increased $227,388 (32.6%), furniture and equipment expenses rose by $122,092 (21.5%), and director and committee fees increased by $13,688 (4.4%). Other operating expenses rose by 35.9% to $2,313,303.

The substantial increase in the Company's size has necessitated increased expenditures for data processing and other support activities and personnel, which will continue.

The majority of these expenses should continue at or above the levels for the six months ended June 30, 1998, since management intends to continue its growth policies.

The Company's strategy is to make each office of its subsidiary bank a vital part of the community it serves. Each office has management and personnel as similar to a full service, stand-alone bank as possible. Although more expensive, we believe this strategy has been successful for Community Bank, and will best serve our communities, customers and shareholders.

Income Taxes

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $622,683 for the six months ended June 30, 1998 decreased $90,048 compared to the same period of 1997, due to the decrease in income before tax. Taxes as a percent of earnings decreased from 28.1% to 28.0%. The effective tax rate of approximately 28.0% is less than the statutory rate principally because of the effect of tax-exempt interest income.

                                      Item 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  With  regard  to  quantitative  and  qualitative  disclosures regarding the
Company s market risk, refer to Managements   Discussion  and  Analysis  and
consolidated financial statements and notes included in the Company s annual report on Form 10-K for the year ended December 31, 1997. Based on current market risk analysis, management believes that the change from December
31, 1997, to June 30, 1998, in the Company s net interest income sensitivity over a one year horizon is not material.

                           Part II - Other Information

          Item 4 - Submission of Matters to a Vote of Security Holders

  The annual meeting of stockholders of the Company was held on Thursday, March 26, 1998, at which the following matters were voted upon by the stockholders of the Company.

(a) Election of Class II Directors

    Glynn Debtor, John J. Lewis, Jr., Loy McGruder, Kennon R. (Chip) , Jr., and Bishop K. Walker, Jr., were elected to serve as Class II directors of the Company until the annual meeting of stockholders of the Company in 2001 or until their successors are elected and qualified. The vote with respect to such election was as follows:
                                                      Votes Cast  Abstentions
                                      Votes Cast      Against or   or Broker
Name                                  In Favor         Withheld    Non-Votes
Glynn Debtor                           3,059,358            210
John J. Lewis, Jr.                     3,059,508
Loy McGruder                           3,059,568
Kennon R. (Chip) Patterson, Jr.        3,059,358            210
Bishop K. Walker, Jr.                  3,059,568

 The following directors continued in office following the stockholders meeting:

  Name                                                   Term Expires
  Kennon R. Patterson, Sr.                                 1999
  Denny Kelly                                              1999
  Merritt Robbins                                          1999
  Wayne Washam                                             1999
  Bryan A. Corr                                            1999
  Edward Ferguson                                          1999
  Henry Sims                                               1999
  C.K. Copeland   - Retired
  Stacey W. Mann                                           2000
  Hodge Patterson, III                                     2000
  Robert O. Summerford                                     2000

(b)  Selection of Independent Auditors

    The stockholders of the Company ratified the appointment of Dudley, Hopton-Jones, Sims & Freeman, PLLC, as the Company s independent auditors for the fiscal year ending December 31, 1998, by the following vote:

                                Votes Cast                   Abstentions
       Votes Cast               Against or                   or Broker
       In Favor                  Withheld                     Non-Votes
       3,055,858                   800                          2,910

                   Item 6 - Exhibits and Reports on Form 8-K
(a) Exhibits:

     Exhibit Number          Description of Exhibit          Page Number
          11                 Computation of Earnings             20
                                   Per Share

          27                 Financial Data Schedule
                              (for the SEC use only)
(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.


                             {Page 19}

EXHIBIT 11 -- STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES




The following tabulation presents the calculation of primary and fully diluted earnings per common share for the six-month and three-month periods ended
June 30, 1998 and 1997.

                                   Six Months Ended       Three Months Ended
                                       June 30,              June 30,
                                  1998         1997        1998      1997

Reported net income . . . .  $ 1,588,999   $ 1,824,354 $ 1,033,716 $ 1,002,168

Earnings on common shares .  $ 1,588,999   $ 1,824,354 $ 1,033,716 $ 1,002,168

Weighted average common
   shares outstanding-basic    3,881,008     3,787,629   3,895,487   3,792,675

Earnings per common share-basic
 Income from continuing
   operations . . . . . . .  $       .41   $       .48 $       .27 $      .26

 Net income  . . . . . . .   $       .41   $       .48 $       .27 $      .26


Weighted average common
 shares outstanding-diluted    3,932,538      3,801,806  4,008,174  3,825,538

Earnings per common share-diluted
 Income from continuing
  operations . . . . . . . . $       .40   $       .48  $      .26  $     .26

 Net income  . . . . . . .   $       .40   $       .48  $      .26  $     .26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       COMMUNITY BANCSHARES, INC.



July 31, 1998                       /s/ Kennon R. Patterson, Sr.
Date                                Kennon R. Patterson, Sr., as its
                                    President and Chief Executive
                                    Officer



July 31, 1998                        /s/ Paul W. Williams, CPA
    Date                             Paul W. Williams, CPA, as its Senior
                                     Vice President and Chief
                                     Accounting Officer