Form 10-Q
period 1998-09-30
COMMUNITY BANCSHARES INC /DE/
filed 1998-11-16
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-16461

                           COMMUNITY BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                   63-0868361
------------------------                              ------------------------------------
(STATE OF INCORPORATION)                              (I.R.S. EMPLOYER IDENTIFICATION NO.)


MAIN STREET, P. O. BOX 1000, BLOUNTSVILLE, AL                           35031
---------------------------------------------                           -----
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                         (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (205) 429-1000
                                                            -------------


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

                            YES   X       NO
                                -----        -----

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          CLASS                               OUTSTANDING AT SEPTEMBER 30, 1998
----------------------------                  ---------------------------------
COMMON STOCK, $.10 PAR VALUE                             4,231,320

                                     INDEX

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                                 PAGE
-----------------------------
Item 1. Financial Statements (Unaudited)

           Consolidated balance sheets - September 30, 1998 and December 31, 1997.........................       3

           Consolidated statements of income and consolidated statements of comprehensive income-
           Three  months ended September 30,1998 and 1997.................................................       4

           Consolidated statements of income and consolidated statements of comprehensive income-
           Nine  months ended September 30,1998 and 1997..................................................       6


           Consolidated statements of cash flows - Nine months ended September 30,
           1998 and 1997..................................................................................       8

           Notes to consolidated financial statements - September 30, 1998................................      10


Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................................................      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................      18

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders .............................................      19

Item 6.  Exhibits and Reports on Form 8-K.................................................................      19

EXHIBIT II - Statement RE: Computation of Earnings per Share..............................................      21



SIGNATURES

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,      December 31,
                                                                                 1998              1997
                                                                           ---------------    ---------------
ASSETS
  Cash.................................................................    $     7,474,109    $     6,359,331
  Due from banks.......................................................         12,164,648         13,292,647
  Interest-bearing deposits with banks.................................            950,000          2,514,558
  Federal funds sold...................................................                -0-         26,600,000
  Securities available for sale........................................         91,760,138         85,092,069
  Loans................................................................        418,197,067        327,084,688
  Less: Unearned income................................................          1,611,552            950,205
         Allowance for loan losses.....................................          3,232,563          2,131,354
                                                                           ---------------    ---------------
          NET LOANS....................................................        413,352,952        324,003,129

  Premises and equipment, net..........................................         27,125,713         22,362,432
  Accrued interest.....................................................          5,762,606          5,089,765
  Intangibles, net.....................................................          5,912,307          4,117,825
  Other real estate....................................................            699,656            656,271
  Other assets.........................................................          2,787,242          1,750,819
                                                                           ---------------    ---------------

          TOTAL ASSETS.................................................    $   567,989,371    $   491,838,846
                                                                           ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing...............................................    $    57,563,658    $    52,356,858
     Interest-bearing..................................................        447,453,717        388,531,773
                                                                           ---------------    ---------------
          TOTAL DEPOSITS...............................................        505,017,375        440,888,631

  Other short-term borrowings..........................................          7,924,053          2,630,387
  Accrued interest.....................................................          3,771,410          2,912,286
  Long-term debt.......................................................          6,726,391          7,397,612
  Other liabilities....................................................          4,492,505          2,012,500
                                                                           ---------------    ---------------
          TOTAL LIABILITIES............................................        527,931,734        455,841,416

  Minority interest in consolidated subsidiary.........................                -0-             18,382

  Shareholders' equity
     Common stock, par value $.10 per share, 5,000,000
          shares authorized, 4,231,320 shares issued as of September 30,
          1998 and 2,031,606 shares issued as of December 31, 1997 ...             423,132            203,161
     Capital surplus...................................................         21,054,751         18,524,301
     Retained earnings.................................................         19,306,069         18,824,795
     Unearned ESOP shares - 189,886 and 204,610 shares
          unreleased at September 30, 1998 and December 31,1997                 (1,909,428)        (2,002,902)
     Accumulated comprehensive income: unrealized gains on
          investment securities available for sale, net of deferred taxes        1,183,113            429,693
                                                                           ---------------    ---------------
          TOTAL SHAREHOLDERS' EQUITY...................................         40,057,637         35,979,048
                                                                           ---------------    ---------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................    $   567,989,371    $   491,838,846
                                                                           ===============    ===============

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                          -----------------------------------
                                                                                 1998               1997
                                                                          ----------------    ---------------
REVENUE FROM EARNING ASSETS
    Interest and fees on loans.........................................    $    10,315,562    $     8,039,900
    Interest on investment securities:
    Taxable securities.................................................          1,129,264          1,084,307
      Securities exempt from federal income taxes......................            188,420            175,950

    Interest on federal funds sold.....................................             27,779            289,332
    Interest on deposits in other banks................................             15,594             36,437
                                                                           ---------------    ---------------
                  TOTAL REVENUE FROM EARNING ASSETS....................         11,676,619          9,625,926
                                                                           ---------------    ---------------

INTEREST EXPENSE
    Interest on deposits...............................................          5,701,346          4,867,064
    Interest on other short-term borrowings............................             35,152             34,055
    Interest on long-term debt.........................................             14,525            151,957
                                                                           ---------------    ---------------
                  TOTAL INTEREST EXPENSE...............................          5,751,023          5,053,076
                                                                           ---------------    ---------------

NET INTEREST INCOME....................................................          5,925,596          4,572,850
Provision for loan losses..............................................            225,653            302,477
                                                                           ---------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....................          5,699,943          4,270,373

NONINTEREST INCOME
    Service charges on deposits........................................            794,519            621,825
    Insurance commissions..............................................            536,124            208,489
    Bank club dues.....................................................            159,146            144,795
    Other operating income.............................................            546,512            231,650
    Investment securities gains........................................              7,200                -0-
                                                                           ---------------    ---------------

                  TOTAL NONINTEREST INCOME.............................          2,043,501          1,206,759
                                                                           ---------------    ---------------

NONINTEREST EXPENSES
    Salaries and employee benefits.....................................          3,806,813          2,621,206
    Occupancy expense..................................................            572,625            396,445
    Furniture and equipment expense....................................            380,424            311,086
    Director and committee fees........................................            189,300            162,450
    Other operating expenses...........................................          1,469,459          1,021,819
                                                                           ---------------    ---------------
                  TOTAL NONINTEREST EXPENSES...........................          6,418,621          4,513,006
                                                                           ---------------    ---------------

Income before income taxes.............................................          1,324,823            964,126
Provision for income taxes.............................................            400,940            255,890
                                                                           ---------------    ---------------
                  NET INCOME BEFORE MINORITY INTEREST..................    $       923,883    $       708,236
Minority Interest in consolidated subsidiaries.........................    $           -0-    $         2,802
                                                                           ---------------    ---------------

                  NET INCOME...........................................    $       923,883    $       705,434
                                                                           ===============    ===============
EARNINGS PER COMMON SHARE
    Net income    .....................................................    $           .24    $           .19
EARNINGS PER COMMON SHARE-ASSUMING DILUTION
    Net income    .....................................................    $           .23    $           .18

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                                 Three Months Ended
                                                                                   September 30,
                                                                          ------------------------------
                                                                              1998               1997
                                                                          ------------      ------------
Net income ............................................................   $    923,883      $    705,434

Other comprehensive income, net of tax:
    Realized investment security gains.................................          7,200               -0-
      Unrealized gains (losses) on securities..........................      1,130,885           306,276
      Less income tax effect...........................................       (455,235)         (122,571)
                                                                          ------------      ------------
                  Total other comprehensive income.....................        682,850           183,705
                                                                          ------------      ------------

Comprehensive income...................................................   $  1,606,733      $    889,139
                                                                          ============      ============

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                           --------------------------------
                                                                                 1998               1997
                                                                           --------------    --------------
REVENUE FROM EARNING ASSETS
    Interest and fees on loans.........................................    $   27,761,457    $   23,663,472
    Interest on investment securities:
      Taxable securities...............................................         3,277,780         3,290,221
      Securities exempt from federal income taxes......................           542,436           534,877

    Interest on federal funds sold.....................................           553,080           485,013
    Interest on deposits in other banks................................            51,020            85,871
                                                                           --------------    --------------
                  TOTAL REVENUE FROM EARNING ASSETS....................        32,185,773        28,059,454
                                                                           --------------    --------------

INTEREST EXPENSE
    Interest on deposits...............................................        16,114,086        13,988,046
    Interest on other short-term borrowings............................            88,091           114,028
    Interest on long-term debt.........................................           307,358           476,270
                                                                           --------------    --------------
                  TOTAL INTEREST EXPENSE...............................        16,509,535        14,578,344
                                                                           --------------    --------------

NET INTEREST INCOME....................................................        15,676,238        13,481,110
Provision for loan losses..............................................           622,397           796,724
                                                                           --------------    --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....................        15,053,841        12,684,386

NONINTEREST INCOME
    Service charges on deposits........................................         2,217,292         1,858,402
    Insurance commissions..............................................         1,623,448           541,097
    Bank club dues.....................................................           459,671           421,702
    Other operating income.............................................         1,367,636           708,130
    Investment securities gains........................................            18,708           (2,590)
                                                                           --------------    --------------

                  TOTAL NONINTEREST INCOME.............................         5,686,755         3,526,741
                                                                           --------------    --------------

NONINTEREST EXPENSES
    Salaries and employee benefits.....................................        10,334,033         7,538,368
    Occupancy expense..................................................         1,497,160         1,093,592
    Furniture and equipment expense....................................         1,071,217           879,787
    Director and committee fees........................................           514,858           474,320
    Other operating expenses...........................................         3,782,656         2,723,849
                                                                           --------------    --------------
                  TOTAL NONINTEREST EXPENSES...........................        17,199,924        12,709,916
                                                                           --------------    --------------

Income before income taxes.............................................         3,540,672         3,501,211
Provision for income taxes.............................................         1,023,623           968,621
                                                                           --------------    --------------
                  NET INCOME BEFORE MINORITY INTEREST..................         2,517,049         2,532,590
Minority interest in consolidated subsidiary...........................             4,167             2,802
                                                                           --------------    --------------

                  NET INCOME...........................................    $    2,512,882    $    2,529,788
                                                                           ==============    ==============

EARNINGS PER COMMON SHARE
    Net income    .....................................................    $          .65    $          .67
EARNINGS PER COMMON SHARE-ASSUMING DILUTION
    Net income    .....................................................    $          .64    $          .66

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                           -------------------------------
                                                                                 1998             1997
                                                                           --------------    -------------
Net income ............................................................    $    2,512,882    $   2,529,788

Other comprehensive income, net of tax:
    Realized investment security gains.................................            18,708           (2,590)
    Unrealized gains on securities.....................................         1,236,993           83,029
      Less income tax effect...........................................          (502,281)         (32,236)
                                                                           --------------    -------------
                  Total other comprehensive income.....................           753,420    $      48,203
                                                                           --------------    -------------
Comprehensive income...................................................    $    3,266,302    $   2,577,991
                                                                           ==============    =============


                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                           -------------------------------
                                                                                 1998             1997
                                                                           --------------    -------------
OPERATING ACTIVITIES:
    Net income.........................................................    $    2,512,882    $   2,529,788
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses.....................................           622,397          796,724
         Provision for depreciation and amortization...................           967,446        1,143,347
         Amortization of investment security premiums and
          accretion of discounts.......................................           114,790           48,191
         Deferred tax expense  ........................................           156,409           62,452
         Loss on sale of premises and equipment .......................             4,607            1,058
         Realized investment security losses (gains) ..................           (18,708)           2,590
         Increase (decrease) in accrued interest receivable............          (672,841)          38,151
         Increase in accrued interest payable..........................           859,124          717,270
         Other.........................................................           101,010       (1,168,975)
                                                                           --------------    -------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES.............         4,647,116        4,170,596
                                                                           --------------    -------------

INVESTING ACTIVITIES:
    Proceeds from sales of investment securities.......................         6,773,700        5,007,863
    Proceeds from maturity of investment securities....................         7,121,562        5,588,513
    Purchase of investment securities..................................       (19,403,712)      (4,656,676)
    Decrease (increase) in interest-bearing deposits with other banks..         1,564,558         (729,678)
    Cash disbursed in acquisition of finance offices ..................        (6,543,108)             -0-
    Cash disbursed in acquisition of insurance operations .............          (930,219)             -0-
    Cash received in acquisition of branch office .....................         2,763,393              -0-
    Net increase in loans to customers.................................       (82,111,874)      (2,577,415)
    Proceeds from sale of premises and equipment.......................           237,544          312,900
    Net proceeds from sale of other real estate........................            42,500              -0-
    Capital expenditures...............................................        (5,304,696)      (5,673,721)
                                                                           --------------    -------------
                  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES.....       (95,790,352)      (2,728,214)


FINANCING ACTIVITIES:
    Net increase in demand deposits, NOW accounts,
      and savings accounts.............................................        19,920,413        3,821,677
    Net increase in certificates of deposit............................        38,564,181       23,391,368
    Net increase/(decrease) in short-term borrowings.....................       5,904,355       (5,246,356)
    Issuance and sale of common stock..................................         2,750,421          462,740
    Repayment of long-term debt........................................          (577,747)        (574,772)
    Cash dividends.....................................................        (2,031,608)      (1,500,000)
                                                                           --------------    -------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES............        64,530,015       20,354,657
                                                                           --------------    -------------

Net increase in cash and cash equivalents..............................       (26,613,221)      21,797,039


Cash and cash equivalents at beginning of period.......................        46,251,978       17,612,177
                                                                           --------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................    $   19,638,757    $  39,409,216
                                                                           ==============    =============


                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                           -------------------------------
                                                                                 1998             1997
                                                                           --------------    -------------

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
      Interest.........................................................    $   16,573,210    $  13,861,074
      Income taxes.....................................................           569,986        1,623,340

Supplemental schedule of non-cash investing and financing activities:

     Other real estate of $374,000 and $87,500 was acquired in 1998 and 1997, respectively, from employees as a result of the Company's relocation program.

     Upon the pledging of purchased shares to obtain additional ESOP debt of $137,918 on October 2, 1995, long-term debt was increased and equity was decreased. The debt was reduced and shares were released by $93,474 and $86,954 during the nine month periods ended September 30, 1998 and 1997, respectively, as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

     Unrealized gains on investment securities available for sale increased by $1,255,701 during the nine months ended September 30, 1998.


                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1998



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INCOME TAXES

The effective tax rates of approximately 28.9 percent and 27.7 percent for the nine months ended September 30, 1998 and 1997 are less than the statutory rate principally because of the effect of tax-exempt interest income.

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

At September 30, 1998, the Company had net unrealized gains of $1,971,856 in available-for-sale securities which are reflected in the presented assets and resulted in a increase in stockholders' equity of $1,183,113, net of deferred tax liability. There were no trading securities. The net increase in stockholders' equity as a result of the SFAS 115 adjustment from December 31, 1997 to September 30, 1998 was $753,420.


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

On March 26, 1998, March 27, 1997, and March 28, 1996, the Company issued 203,331, 103,000, and 270,000 options, respectively, to purchase its common shares to its directors and or senior managers. The options were distributed among the directors and or senior managers based upon their years of service and their positions of leadership with the Company. Each of the stock option agreements contained an option price of $15.00 per share (1998 issuance), $12.50 per share (1997 issuance) or $10.00 per share (1996 issuance), the market value of the shares at the time of issuance. The options are exercisable between April 1, 1996 and March 31, 2003, and are treated as non-qualified options under the provisions of the Internal Revenue Code. The agreements also contain a provision whereby the Company shall compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

These options have been treated as common stock equivalents and have been included in the calculation of average common shares outstanding, for the purpose of calculating diluted earnings per share, in Exhibit 11, causing the equivalent average number of shares outstanding for the first three quarters to rise by 55,083 shares and 17,352 shares, respectively, in 1998 and 1997. There was no dilutive effect on book value per share at September 30, 1998, nor on the book value of the Company's common shares at September 30, 1997.

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"). SFAS 123 is effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related Interpretations or selecting the minimum value method of expense recognition as described in SFAS 123. The Company has elected to apply APB Opinion No. 25 in accounting for its incentive stock options; accordingly, no compensation expense cost has been recognized by the Company. The Company's net income, earnings per share - basic, and earnings per share - diluted would have been reduced by $ 236,677, $ 0.06, and $ 0.06, respectively, for the nine months ended September 30, 1998, had compensation cost for the Company's stock option plan been determined based on the fair value ("minimum value method") at the grant date for options under the plan. The effect would have been $ 129,162, $ 0.04, and $ 0.03, respectively, for the same period in 1997.

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

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP. These shares were funded with the same promissory note which provided funds to refinance the previously executed notes. This new note was originally secured by 117,847 shares of the Company's common stock. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The note is guaranteed by the Company. As of September 30, 1998, there were 189,886 unreleased shares with a fair value of approximately $3,600,000. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP

93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statement and reduce its stockholder's equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt is classified as interest expense on the Company's income statement.

NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At September 30, 1998, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $1,909,428.

                                    ITEM 2.
          MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, "the Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 1998 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


FINANCIAL CONDITION

LOANS

Loans comprised the largest single category of the Company's earning assets on September 30, 1998. Loans, net of unearned income and reserve for loan losses, were 72.8% of total assets at September 30, 1998 and 65.9% of total assets at December 31, 1997. Total net loans were $413,352,952 at September 30, 1998, representing a 27.6% increase from the December 31, 1997 total of $324,003,129.


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Investment securities and federal funds sold decreased $ 19,931,931 or 17.9% from December 31, 1997 to September 30, 1998. This decrease was due primarily to loan growth in excess of deposit growth .The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at September 30, 1998 were $91,760,138 compared with $85,092,069 at December 31, 1997, reflecting a 7.8% increase of $6,668,069. Short-term investments in the form of interest-bearing deposits with banks were $950,000 at September 30, 1998 and $2,514,558 at December 31, 1997.


ASSET QUALITY

Between December 31, 1997 and September 30, 1998, the Company experienced a slight decline in the quality of its assets. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 0.78 to 0.71. The ratio of total nonperforming assets to total assets increased from 0.006 to 0.008, and the ratio of nonperforming loans to total loans increased to 0.009 from 0.006 at 12/31/97. These ratios declined due to an increase in past due and nonaccrual loans, and an increase in other real estate due to the purchase of employees' homes who were relocated by the Company. All three of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.

DEPOSITS

Total deposits of $505,017,375 at September 30, 1998 increased $64,128,744 or 14.6% over total deposits of $440,888,631 at year-end 1997. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $5,206,800 or 9.9% from year-end 1997 to September 30, 1998, and interest-bearing deposits increased $58,921,944 or 15.2% from year-end 1997. Certificates of deposit of $100,000 or more increased $18,578,270 or 27.2%.

OTHER SHORT-TERM BORROWINGS

Other short-term borrowings totaled $7,924,053 at September 30, 1998, a $5,293,666 increase from the December 31, 1997 total of $2,630,387 and was primarily due to an increase in short-term borrowings from the Federal Home

Loan Bank.


LONG-TERM DEBT

At September 30, 1998 and December 31, 1997, the Company had notes payable totaling $6,726,391, and $7,397,612, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At September 30, 1998 and December 31, 1997, the amounts outstanding were $3,023,882 and $3,557,509, respectively, due December 17, 2002, bearing interest at a floating prime, and collateralized by 100% of the common stock of the subsidiary banks. The note agreement contains provisions which limit the Company's right to transfer or issue shares of subsidiary banks' stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. On October 2, 1995, the ESOP acquired 7,455 additional shares with the proceeds of a second promissory note, collateralized by the acquired shares. On May 17, 1996, these two notes were refinanced and an additional 58,000 shares of stock were obtained by the ESOP with a promissory note with a beginning balance of $2,183,805. The Company has guaranteed this debt; accounting and reporting guidelines mandate that the debt be recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. This note was originally secured by 117,847 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments of $23,948 due monthly through June 17, 2018, with all remaining principal, if any, due upon that date. The shares securing the note are released proratably by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $1,909,428 at September 30, 1998, secured by 189,886 of unreleased shares of Company stock (adjusted for the one-for-one stock split in March of 1998.).

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,793,081 at September 30, 1998.

Maturities of long-term debt for the years ending December 31 are as follows:

                  1998......................     $     270,708
                  1999......................           907,869
                  2000......................           923,767
                  2001......................           941,467
                  2002......................           961,013
                  Thereafter................         2,721,567
                                                 -------------

                                                 $   6,726,391
                                                 =============


SHAREHOLDERS' EQUITY

Company shareholders' equity increased $4,078,589 from December 31, 1997 to September 30, 1998, due to: net earnings of $2,512,882, the payment of a cash dividend of $2,031,607, the reduction of unearned ESOP shares by $93,474, the issuance of additional common stock for $2,750,421, and the increase of unrealized gains on securities available for sale totaling $753,420, net of deferred tax liability.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has provided the majority of its capital requirements through the retention of earnings.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to $34.9 million at September 30, 1998. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $39.8 million at September 30, 1998.

The Company's current capital positions exceed the new guidelines. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.

RESULTS OF OPERATIONS


SUMMARY

Net earnings of the Company for the nine months ended September 30, 1998, were $2,512,882 compares to $2,529,788 for the same period in 1997, relatively unchanged. Earnings for the nine months remained relatively unchanged as earnings from increased earning assets and fee based services offset increased noninterest expenses from expansion activities.

Net earnings of the Company for the quarter ended September 30, 1998, were $923,883 or 30.6% higher than the $705,434 reported for the quarter ended September 30, 1997. The increase in quarterly earnings, as compared to the same quarter of the preceding year, was due to revenues from earning assets and fee based services growing more that the increase in noninterest expenses.


NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 1998 increased $4,126,319 or 14.7% from the same period in 1997. This increase was due to higher average outstanding balances of earning assets. Average earning assets outstanding during the first nine months of 1998 were $68,197,462 higher than during the first nine months of 1997. Interest expense for the nine months ended September 30, 1998 increased $1,931,191 or 13.2% over the corresponding period of 1997. As a result of these factors, net interest income increased $2,195,128 or 16.3%, in the nine months ended September 30, 1998, compared to the same period of 1997.

Net interest income for the quarter ended September 30, 1998, was $5,925,596 or 29.6% greater than the $4,572,850 for the quarter ended September 30, 1997. The increase in the current year quarter is primarily due to increased earning assets, principally loans, over the same quarter in the previous year.


PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of nonaccruing and past due loans. The provision for loan losses was $622,397 for the nine months ended September 30, 1998 compared to $796,724 for the same period of 1997. Charge-offs exceeded recoveries by $795,020 for the nine months ended September 30, 1998. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 0.78% at September 30, 1998 compared to 0.65% at year-end 1997.

The provisions for loan losses for the third quarter of 1998, was $225,653 compared to $302,477 for the same quarter of 1997. Charge-offs exceeded recoveries by $348,921 for the quarter ended September 30, 1998.

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 1998 was $5,686,755 compared to $3,526,741 for the same period of 1997. This 61.3% increase was primarily due to an increase in insurance commissions realized of $1,082,351 in the first nine months of 1998 as compared to the same period of 1997, and an increase in fees on debt cancellation contracts of $629,549 reported as other income. Significant components of noninterest income are as follows: Service charges on deposits increased $358,890 or 19.3%, insurance commissions increased $1,082,351 or 200%; security gains of $18,708 were realized, as opposed to a loss of $2,590 in the first quarter of 1997; and other operating income, primarily dues for the bank club account, fees on debt cancellation contracts, and appraisal fees, increased $659,506 or 93.1% to $1,367,636.

Noninterest income for the three months ended September 30, 1998, increased $836,742 or 69.3% to $2,043,501 as compared to $1,206,759 for the same quarter of 1997. Significant components of noninterest income are as follows: Service charges on deposits increased $172,694 or 27.8%; insurance commissions increased $327,635 or 157.2%; and other operating income, primarily dues of the bank club account, fees on debt cancellation contracts and appraisal fees, increased $314,862 or 135.9%.



NONINTEREST EXPENSES

Noninterest expenses for the nine months ended September 30, 1998 were $17,199,924, reflecting a 35.3% increase over the same period of 1997. The primary components of noninterest expenses are salaries and employee benefits, which increased to $10,334,033 for the nine months ended September 30, 1998, 37.1% higher than in the same period of 1997. The increases in salaries and employee benefits are due to staffing for new banking locations and future expansion as well as merit increases and incentive payments. Occupancy costs increased $403,568 or 36.9%, furniture and equipment expenses rose by $191,430 or 21.8%, and director and committee fees increased by $40,538 or 8.6%.
Other operating expenses rose by 38.9% to $3,782,656.

Noninterest expense increased $1,905,615 or 42.2 % to $6,418,621 for the third quarter of 1998 as compared to $4,513,006 for the third quarter of 1997. All major categories of noninterest expense increased during the quarter with the largest increase reflected in salaries and benefits.

The substantial increase in the Company's size has necessitated increased expenditures for data processing and other support activities and personnel, which will continue.

The majority of these expenses should continue at or above the levels for the nine months ended September 30, 1998, since management intends to continue its growth policies.

The Company's strategy is to make each office of its subsidiary bank a vital part of the community it serves. Each office has management and personnel as similar to a full service, stand-alone bank as possible. Although more expensive, we believe this strategy has been successful for Community Bank, and will best serve our communities, customers and shareholders.

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $1,023,623 for the nine months ended September 30, 1998 increased $55,002 compared to the same period of 1997, due to the slight increase in income before tax. Taxes as a percent of earnings increased from 27.7% in 1997 to 28.9% in 1998. The effective tax rates for the quarters ended September 30, 1998, and September 30, 1997 , were 30.3% and 26.5%, respectively. The effective tax rate of approximately 29% is less than the statutory rate principally because of the effect of tax-exempt interest income.

                                    ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Based on the Company's interest sensitivity analysis, a 200 basis points decrease in the interest rate environment results in a 3.0% improvement in net-interest income for the twelve month period from September 30, 1998. Conversely, a 200 basis points increase in the interest rates would result in a 10.0% decrease in net-interest income for the same period. This shift in interest sensitivity is primarily due to an increase in fixed rate loans in a declining interest rate environment.

                          PART II - OTHER INFORMATION



          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the stockholders of the Company during the third quarter of 1998.







                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:

    Exhibit Number            Description of Exhibit           Page Number
    --------------            -----------------------          -----------
         11                   Computation of Earnings
                                  Per Share

         27                   Financial Data Schedule
                               (for the SEC use only)
(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           COMMUNITY BANCSHARES, INC.



November 12, 1998                   /s/ Kennon R. Patterson, Sr.
-----------------                   --------------------------------
Date                                Kennon R. Patterson, Sr., as its
                                    President and Chief Executive
                                    Officer



November 12, 1998                   /s/ Michael A.Bean
-----------------                   ----------------------------------
Date                                Michael A. Bean, as its Executive
                                    Vice President and Chief Financial
                                    Officer