Form 10-Q/A
period 1998-09-30
COMMUNITY BANCSHARES INC /DE/
filed 1998-11-27
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A-1

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-16461

                           COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                      63-0868361
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


Main Street, P. O. Box 1000, Blountsville, AL                  35031
---------------------------------------------                ----------
   (Address of principal executive office)                   (Zip Code)


       Registrant's telephone number, including area code: (205) 429-1000
                                                           --------------

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

                                Yes   X       No
                                    -----        -----

   Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

         Class                               Outstanding at September 30, 1998
----------------------------                 ----------------------------------
Common Stock, $.10 Par Value                              4,231,320

                                      INDEX

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                                 PAGE
-----------------------------                                                                                 ----

Item 1. Financial Statements (Unaudited)

           Consolidated balance sheets - September 30, 1998 and December 31, 1997 ........................       3

           Consolidated statements of income and consolidated statements of comprehensive income-
           Three  months ended September 30,1998 and 1997 ................................................       4

           Consolidated statements of income and consolidated statements of comprehensive income-
           Nine  months ended September 30,1998 and 1997 .................................................       6


           Consolidated statements of cash flows - Nine months ended September 30,
           1998 and 1997 .................................................................................       8

           Notes to consolidated financial statements - September 30, 1998 ...............................      10


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .............................................      13

Item 6.  Exhibits and Reports on Form 8-K ................................................................      13

SIGNATURES ...............................................................................................      14

EXHIBIT 3 - Amended Certificate of Amendment to Certificate of Incorporation .............................      15

EXHIBIT 11 - Statement RE: Computation of Earnings per Share .............................................      16


                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,       December 31,
                                                                                     1998               1997
                                                                               -------------       ------------
Assets
  Cash ..................................................................      $   7,474,109       $   6,359,331
  Due from banks ........................................................         12,164,648          13,292,647
  Interest-bearing deposits with banks ..................................            950,000           2,514,558
  Federal funds sold ....................................................                -0-          26,600,000
  Securities available for sale .........................................         91,760,138          85,092,069
  Loans .................................................................        418,197,067         327,084,688
  Less: Unearned income .................................................          1,611,552             950,205
         Allowance for loan losses ......................................          3,232,563           2,131,354
                                                                               -------------       -------------
          Net Loans .....................................................        413,352,952         324,003,129

  Premises and equipment, net ...........................................         27,125,713          22,362,432
  Accrued interest ......................................................          5,762,606           5,089,765
  Intangibles, net ......................................................          5,912,307           4,117,825
  Other real estate .....................................................            699,656             656,271
  Other assets ..........................................................          2,787,242           1,750,819
                                                                               -------------       -------------

          Total Assets ..................................................      $ 567,989,371       $ 491,838,846
                                                                               =============       =============

Liabilities and Shareholders' Equity
  Deposits:
     Noninterest-bearing ................................................      $  57,563,658       $  52,356,858
     Interest-bearing ...................................................        447,453,717         388,531,773
                                                                               -------------       -------------
          Total Deposits ................................................        505,017,375         440,888,631

  Other short-term borrowings ...........................................          7,924,053           2,630,387
  Accrued interest ......................................................          3,771,410           2,912,286
  Long-term debt ........................................................          6,726,391           7,397,612
  Other liabilities .....................................................          4,492,505           2,012,500
                                                                               -------------       -------------
          Total Liabilities .............................................        527,931,734         455,841,416

  Minority interest in consolidated subsidiary ..........................                -0-              18,382

  Shareholders' equity
     Preferred stock, par value $.10 per share, 200,000 shares
          authorized, no shares issued ..................................                -0-                 -0-
     Common stock, par value $.10 per share, 20,000,000
          shares authorized, 4,231,320 shares issued as of September 30,
          1998 and 2,031,606 shares issued as of December 31, 1997 ......            423,132             203,161
     Capital surplus ....................................................         21,054,751          18,524,301
     Retained earnings ..................................................         19,306,069          18,824,795
     Unearned ESOP shares - 189,886 and 204,610 shares
          unreleased at September 30, 1998 and December 31,1997 .........         (1,909,428)         (2,002,902)
     Accumulated comprehensive income: unrealized gains on
          investment securities available for sale, net of deferred taxes          1,183,113             429,693
                                                                               -------------       -------------

          Total Shareholders' Equity ....................................         40,057,637          35,979,048
                                                                               -------------       -------------

          Total Liabilities and Shareholders' Equity ....................      $ 567,989,371       $ 491,838,846
                                                                               =============       =============

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                        September 30,
                                                                ---------------------------
                                                                    1998            1997
                                                                -----------      ----------
Revenue From Earning Assets
    Interest and fees on loans ...........................      $10,315,562      $8,039,900
    Interest on investment securities:
    Taxable securities ...................................        1,129,264       1,084,307
      Securities exempt from federal income taxes ........          188,420         175,950

    Interest on federal funds sold .......................           27,779         289,332
    Interest on deposits in other banks ..................           15,594          36,437
                                                                -----------      ----------
                  Total Revenue From Earning Assets ......       11,676,619       9,625,926
                                                                -----------      ----------

Interest Expense
    Interest on deposits .................................        5,701,346       4,867,064
    Interest on other short-term borrowings ..............           35,152          34,055
    Interest on long-term debt ...........................           14,525         151,957
                                                                -----------      ----------
                  Total Interest Expense .................        5,751,023       5,053,076
                                                                -----------      ----------

Net interest income ......................................        5,925,596       4,572,850
Provision for loan losses ................................          225,653         302,477
                                                                -----------      ----------

Net interest income after provision for loan losses ......        5,699,943       4,270,373

Noninterest Income
    Service charges on deposits ..........................          794,519         621,825
    Insurance commissions ................................          536,124         208,489
    Bank club dues .......................................          159,146         144,795
    Other operating income ...............................          546,512         231,650
    Investment securities gains ..........................            7,200             -0-
                                                                -----------      ----------

                  Total Noninterest Income ...............        2,043,501       1,206,759
                                                                -----------      ----------

Noninterest Expenses
    Salaries and employee benefits .......................        3,806,813       2,621,206
    Occupancy expense ....................................          572,625         396,445
    Furniture and equipment expense ......................          380,424         311,086
    Director and committee fees ..........................          189,300         162,450
    Other operating expenses .............................        1,469,459       1,021,819
                                                                -----------      ----------
                  Total Noninterest Expenses .............        6,418,621       4,513,006
                                                                -----------      ----------

Income before income taxes ...............................        1,324,823         964,126
Provision for income taxes ...............................          400,940         255,890
                                                                -----------      ----------
                  Net Income before Minority Interest ....      $   923,883      $  708,236
Minority Interest in consolidated subsidiaries ...........      $       -0-      $    2,802
                                                                -----------      ----------

                  Net Income .............................      $   923,883      $  705,434
                                                                ===========      ==========
Earnings Per Common Share
    Net income ...........................................      $       .24      $      .19
Earnings Per Common Share-assuming dilution
    Net income ...........................................      $       .23      $      .18

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                         September 30,
                                                                ----------------------------
                                                                    1998             1997
                                                                -----------       ----------

Net income ...............................................      $   923,883       $ 705,434

Other comprehensive income, net of tax:
    Realized investment security gains ...................            7,200             -0-
    Unrealized gains (losses) on securities ..............        1,130,885         306,276
      Less income tax effect .............................         (455,235)       (122,571)
                                                                -----------       ---------
                  Total other comprehensive income .......          682,850         183,705
                                                                -----------       ---------


Comprehensive income .....................................      $ 1,606,733       $ 889,139
                                                                ===========       =========


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                -----------------------------
                                                                    1998              1997
                                                                -----------      ------------
Revenue From Earning Assets
    Interest and fees on loans ...........................      $27,761,457      $ 23,663,472
    Interest on investment securities:
      Taxable securities .................................        3,277,780         3,290,221
      Securities exempt from federal income taxes ........          542,436           534,877

    Interest on federal funds sold .......................          553,080           485,013
    Interest on deposits in other banks ..................           51,020            85,871
                                                                -----------      ------------
                  Total Revenue From Earning Assets ......       32,185,773        28,059,454
                                                                -----------      ------------

Interest Expense
    Interest on deposits .................................       16,114,086        13,988,046
    Interest on other short-term borrowings ..............           88,091           114,028
    Interest on long-term debt ...........................          307,358           476,270
                                                                -----------      ------------
                  Total Interest Expense .................       16,509,535        14,578,344
                                                                -----------      ------------

Net interest income ......................................       15,676,238        13,481,110
Provision for loan losses ................................          622,397           796,724
                                                                -----------      ------------

Net interest income after provision for loan losses ......       15,053,841        12,684,386

Noninterest Income
    Service charges on deposits ..........................        2,217,292         1,858,402
    Insurance commissions ................................        1,623,448           541,097
    Bank club dues .......................................          459,671           421,702
    Other operating income ...............................        1,367,636           708,130
    Investment securities gains ..........................           18,708            (2,590)
                                                                -----------      ------------

                  Total Noninterest Income ...............        5,686,755         3,526,741
                                                                -----------      ------------

Noninterest Expenses
    Salaries and employee benefits .......................       10,334,033         7,538,368
    Occupancy expense ....................................        1,497,160         1,093,592
    Furniture and equipment expense ......................        1,071,217           879,787
    Director and committee fees ..........................          514,858           474,320
    Other operating expenses .............................        3,782,656         2,723,849
                                                                -----------      ------------
                  Total Noninterest Expenses .............       17,199,924        12,709,916
                                                                -----------      ------------

Income before income taxes ...............................        3,540,672         3,501,211
Provision for income taxes ...............................        1,023,623           968,621
                                                                -----------      ------------
                  Net Income before Minority Interest ....        2,517,049         2,532,590
Minority interest in consolidated subsidiary .............            4,167             2,802
                                                                -----------      ------------

                  Net Income .............................      $ 2,512,882      $  2,529,788
                                                                ===========      ============
Earnings Per Common Share
    Net income ...........................................      $       .65      $        .67
Earnings Per Common Share-assuming dilution
    Net income ...........................................      $       .64      $        .66


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                -----------------------------
                                                                    1998              1997
                                                                -----------       -----------

Net income ...............................................      $ 2,512,882       $ 2,529,788

Other comprehensive income, net of tax:
    Realized investment security gains ...................           18,708            (2,590)
    Unrealized gains on securities .......................        1,236,993            83,029
      Less income tax effect .............................         (502,281)          (32,236)
                                                                -----------       -----------
                  Total other comprehensive income .......          753,420       $    48,203
                                                                -----------       -----------
Comprehensive income .....................................      $ 3,266,302       $ 2,577,991
                                                                ===========       ===========


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                           September 30,
                                                                                -------------------------------
                                                                                    1998                1997
                                                                                ------------       ------------
Operating activities:
    Net income ...........................................................      $  2,512,882       $  2,529,788
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses .......................................           622,397            796,724
         Provision for depreciation and amortization .....................           967,446          1,143,347
         Amortization of investment security premiums and
          accretion of discounts .........................................           114,790             48,191
         Deferred tax expense ............................................           156,409             62,452
         Loss on sale of premises and equipment ..........................             4,607              1,058
         Realized investment security losses (gains) .....................           (18,708)             2,590
         Increase (decrease) in accrued interest receivable ..............          (672,841)            38,151
         Increase in accrued interest payable ............................           859,124            717,270
         Other ...........................................................           101,010         (1,168,975)
                                                                                ------------       ------------
                 Net cash provided by operating activities ...............         4,647,116          4,170,596
                                                                                ------------       ------------

Investing activities:
    Proceeds from sales of investment securities .........................         6,773,700          5,007,863
    Proceeds from maturity of investment securities ......................         7,121,562          5,588,513
    Purchase of investment securities ....................................       (19,403,712)        (4,656,676)
    Decrease (increase) in interest-bearing deposits with other banks ....         1,564,558           (729,678)
    Cash disbursed in acquisition of finance offices .....................        (6,543,108)               -0-
    Cash disbursed in acquisition of insurance operations ................          (930,219)               -0-
    Cash received in acquisition of branch office ........................         2,763,393                -0-
    Net increase in loans to customers ...................................       (82,111,874)        (2,577,415)
    Proceeds from sale of premises and equipment .........................           237,544            312,900
    Net proceeds from sale of other real estate ..........................            42,500                -0-
    Capital expenditures .................................................        (5,304,696)        (5,673,721)
                                                                                ------------       ------------
                  Net cash provided (used) by investing activities .......       (95,790,352)        (2,728,214)
                                                                                ------------       ------------

Financing activities:
    Net increase in demand deposits, NOW accounts,
      and savings accounts ...............................................        19,920,413          3,821,677
    Net increase in certificates of deposit ..............................        38,564,181         23,391,368
    Net increase/(decrease) in short-term borrowings .....................         5,904,355         (5,246,356)
    Issuance and sale of common stock ....................................         2,750,421            462,740
    Repayment of long-term debt ..........................................          (577,747)          (574,772)
    Cash dividends .......................................................        (2,031,608)        (1,500,000)
                                                                                ------------       ------------
                  Net cash provided by financing activities ..............        64,530,015         20,354,657
                                                                                ------------       ------------

Net increase in cash and cash equivalents ................................       (26,613,221)        21,797,039


Cash and cash equivalents at beginning of period .........................        46,251,978         17,612,177
                                                                                ------------       ------------

Cash and cash equivalents at end of period ...............................      $ 19,638,757       $ 39,409,216
                                                                                ============       ============


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                    ----------------------------
                                                                                       1998              1997
                                                                                    -----------      -----------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest ...............................................................      $16,573,210      $13,861,074
      Income taxes ...........................................................          569,986        1,623,340

Supplemental schedule of non-cash investing and financing activities:

     Other real estate of $374,000 and $87,500 was acquired in 1998 and 1997, respectively,  from employees as a result ..........................of the Company's relocation program.

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

     Unrealized gains on investment securities available for sale increased by  $1,255,701 during the nine months ended ..............................................September 30, 1998.


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

                           Part II - Other Information



          Item 4 - Submission of Matters to a Vote of Security Holders

A special meeting of stockholders of the Company was held on Thursday, September 10, 1998, at which an amendment to the Company's certificate of incorporation was voted upon and approved by the stockholders of the Company. The amendment increased the number of authorized shares of common stock of the Company to 20,000,000 from 5,000,000. The vote with respect to such amendment was as follows:

                                                                     Votes cast                                    Abstentions
                            Votes cast                               Against or                                     Or Broker
                             In Favor                                 Withheld                                      Non-Votes
                            ----------                               ----------                                    -----------

                            2,835,909                                  2,490                                           100



                    Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit Number        Description of Exhibit               Page Number
    --------------        ----------------------               -----------

          3               Amended Certificate of Amendment
                          to Certificate of Incorporation          15

         11               Computation of Earnings                  16
                            Per Share

         27               Financial Data Schedule              Previously Filed
                            (for the SEC use only)



(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           COMMUNITY BANCSHARES, INC.


November 25, 1998                            /s/ Kennon R. Patterson, Sr.
-----------------                            ----------------------------------
Date                                         Kennon R. Patterson, Sr., as its
                                             President and Chief Executive
                                             Officer



November 25, 1998                            /s/ Michael A. Bean
-----------------                            ----------------------------------
Date                                         Michael A. Bean, as its Executive
                                             Vice President and Chief Financial
                                             Officer