Form 10-Q/A
period 1998-09-30
COMMUNITY BANCSHARES INC /DE/
filed 1999-02-03
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                  FORM 10-Q/A-2

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (205) 429-1000
                                                          -----------------

                                    NO CHANGE
--------------------------------------------------------------------------------
                     (FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                                YES X     NO
                                   ----      ----


     INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

            CLASS                              OUTSTANDING AT SEPTEMBER 30, 1998
----------------------------                   ---------------------------------
COMMON STOCK, $.10 PAR VALUE                             4,231,320

                                      INDEX
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


                                                                                                              PAGE
                                                                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

           Consolidated balance sheets - September 30, 1998 and December 31, 1997.........................       3

           Consolidated statements of income and consolidated statements of comprehensive income-
           Three months ended September 30,1998 and 1997..................................................       4

           Consolidated statements of income and consolidated statements of comprehensive income-
           Nine months ended September 30, 1998 and 1997..................................................       6

           Consolidated statements of cash flows - Nine months ended September 30,
           1998 and 1997..................................................................................       8

           Notes to consolidated financial statements - September 30, 1998................................      10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................      18

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .............................................      19
Item 6.  Exhibits and Reports on Form 8-K.................................................................      19


SIGNATURES

EXHIBIT 3    - Certificate of Amendment to Certificate of Incorporation
EXHIBIT 10.1 - Employment Agreement, dated March 28, 1996, between Community
               Bancshares, Inc. and Kennon R. Patterson, Sr.
EXHIBIT 10.2 - Employment Agreement, dated March 28, 1996, between Community
               Bancshares, Inc. and Bishop K. Walker, Jr.
EXHIBIT 11   - Statement RE: Computation of Earnings per Share

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,             December 31,
                                                                                         1998                      1997
                                                                                     -------------             -------------
ASSETS
  Cash ..................................................................            $   7,474,109             $   6,359,331
  Due from banks ........................................................               12,164,648                13,292,647
  Interest-bearing deposits with banks ..................................                  950,000                 2,514,558
  Federal funds sold ....................................................                      -0-                26,600,000
  Securities available for sale .........................................               91,760,138                85,092,069
  Loans .................................................................              418,197,067               327,084,688
  Less: Unearned income .................................................                1,611,552                   950,205
         Allowance for loan losses ......................................                3,232,563                 2,131,354
                                                                                     -------------             -------------
          NET LOANS .....................................................              413,352,952               324,003,129

  Premises and equipment, net ...........................................               27,125,713                22,362,432
  Accrued interest ......................................................                5,762,606                 5,089,765
  Intangibles, net ......................................................                5,912,307                 4,117,825
  Other real estate .....................................................                  699,656                   656,271
  Other assets ..........................................................                2,787,242                 1,750,819
                                                                                     -------------             -------------
          TOTAL ASSETS ..................................................            $ 567,989,371             $ 491,838,846
                                                                                     =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing ................................................            $  57,563,658             $  52,356,858
     Interest-bearing ...................................................              447,453,717               388,531,773
                                                                                     -------------             -------------
          TOTAL DEPOSITS ................................................              505,017,375               440,888,631

  Other short-term borrowings ...........................................                7,924,053                 2,630,387
  Accrued interest ......................................................                3,771,410                 2,912,286
  Long-term debt ........................................................                6,726,391                 7,397,612
  Other liabilities .....................................................                4,492,505                 2,012,500
                                                                                     -------------             -------------
          TOTAL LIABILITIES .............................................              527,931,734               455,841,416

  Minority interest in consolidated subsidiary ..........................                      -0-                    18,382
  Shareholders' equity
     Preferred stock, par value $.10 per share, 200,000 shares
          authorized, no shares issued ..................................                      -0-                       -0-
     Common stock, par value $.10 per share, 20,000,000
          shares authorized, 4,231,320 shares issued as of
          September 30, 1998 and 2,031,606 shares issued as
          of December 31, 1997 ..........................................                  423,132                   203,161
     Capital surplus ....................................................               21,054,751                18,524,301
     Retained earnings ..................................................               19,306,069                18,824,795
     Unearned ESOP shares - 189,886 and 204,610 shares
          unreleased at September 30, 1998 and December 31,1997 .........               (1,909,428)               (2,002,902)
     Accumulated comprehensive income: unrealized gains on
          investment securities available for sale, net of deferred taxes                1,183,113                   429,693
                                                                                     -------------             -------------
          TOTAL SHAREHOLDERS' EQUITY ....................................               40,057,637                35,979,048
                                                                                     -------------             -------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................            $ 567,989,371             $ 491,838,846
                                                                                     =============             =============

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               SEPTEMBER 30,         December 31,
                                                                   1998                  1997
                                                               -----------            ----------
REVENUE FROM EARNING ASSETS
    Interest and fees on loans ....................            $10,315,562            $8,039,900
    Interest on investment securities:
    Taxable securities ............................              1,129,264             1,084,307
      Securities exempt from federal income taxes..                188,420               175,950
    Interest on federal funds sold ................                 27,779               289,332
    Interest on deposits in other banks ...........                 15,594                36,437
                                                               -----------            ----------
         TOTAL REVENUE FROM EARNING ASSETS ........             11,676,619             9,625,926
                                                               -----------            ----------

INTEREST EXPENSE
    Interest on deposits ..........................              5,701,346             4,867,064
    Interest on other short-term borrowings .......                 35,152                34,055
    Interest on long-term debt ....................                 14,525               151,957
                                                               -----------            ----------
         TOTAL INTEREST EXPENSE ...................              5,751,023             5,053,076
                                                               -----------            ----------

NET INTEREST INCOME ...............................              5,925,596             4,572,850
Provision for loan losses .........................                225,653               302,477
                                                               -----------            ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              5,699,943             4,270,373

NONINTEREST INCOME
    Service charges on deposits ...................                794,519               621,825
    Insurance commissions .........................                536,124               208,489
    Bank club dues ................................                159,146               144,795
    Other operating income ........................                546,512               231,650
    Investment securities gains ...................                  7,200                   -0-
                                                               -----------            ----------
         TOTAL NONINTEREST INCOME .................              2,043,501             1,206,759
                                                               -----------            ----------

NONINTEREST EXPENSES
    Salaries and employee benefits ................              3,806,813             2,621,206
    Occupancy expense .............................                572,625               396,445
    Furniture and equipment expense ...............                380,424               311,086
    Director and committee fees ...................                189,300               162,450
    Other operating expenses ......................              1,469,459             1,021,819
                                                               -----------            ----------
         TOTAL NONINTEREST EXPENSES ...............              6,418,621             4,513,006
                                                               -----------            ----------

Income before income taxes ........................              1,324,823               964,126
Provision for income taxes ........................                400,940               255,890
                                                               -----------            ----------
         NET INCOME BEFORE MINORITY INTEREST ......            $   923,883            $  708,236
Minority Interest in consolidated subsidiaries ....            $       -0-            $    2,802
                                                               -----------            ----------

         NET INCOME ...............................            $   923,883            $  705,434
                                                               ===========            ==========
EARNINGS PER COMMON SHARE
    Net income.....................................            $       .24            $      .19
EARNINGS PER COMMON SHARE-ASSUMING DILUTION
    Net income.....................................            $       .23            $      .18

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                    September 30,
                                                         ---------------------------------
                                                             1998                  1997
                                                         -----------            ----------
Net income ..................................            $   923,883             $ 705,434

Other comprehensive income, net of tax:
    Realized investment security gains ......                  7,200                   -0-

      Unrealized gains (losses) on securities              1,130,885               306,276

      Less income tax effect ................               (455,235)             (122,571)
                                                         -----------             ---------
         Total other comprehensive income ...                682,850               183,705
                                                         -----------             ---------
Comprehensive income ........................            $ 1,606,733             $ 889,139
                                                         ===========             =========














                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       Nine Months Ended
                                                                           September 30,
                                                               -----------------------------------
                                                                   1998                    1997
                                                               -----------            ------------
REVENUE FROM EARNING ASSETS
    Interest and fees on loans ....................            $27,761,457            $ 23,663,472
    Interest on investment securities:
      Taxable securities ..........................              3,277,780               3,290,221
      Securities exempt from federal income taxes .                542,436                 534,877
    Interest on federal funds sold ................                553,080                 485,013
    Interest on deposits in other banks ...........                 51,020                  85,871
                                                               -----------            ------------
         TOTAL REVENUE FROM EARNING ASSETS ........             32,185,773              28,059,454
                                                               -----------            ------------
INTEREST EXPENSE
    Interest on deposits ..........................             16,114,086              13,988,046
    Interest on other short-term borrowings .......                 88,091                 114,028
    Interest on long-term debt ....................                307,358                 476,270
                                                               -----------            ------------
         TOTAL INTEREST EXPENSE ...................             16,509,535              14,578,344
                                                               -----------            ------------
NET INTEREST INCOME ...............................             15,676,238              13,481,110
Provision for loan losses .........................                622,397                 796,724
                                                               -----------            ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             15,053,841              12,684,386

NONINTEREST INCOME
    Service charges on deposits ...................              2,217,292               1,858,402
    Insurance commissions .........................              1,623,448                 541,097
    Bank club dues ................................                459,671                 421,702
    Other operating income ........................              1,367,636                 708,130
    Investment securities gains ...................                 18,708                  (2,590)
                                                               -----------            ------------
         TOTAL NONINTEREST INCOME .................              5,686,755               3,526,741
                                                               -----------            ------------
NONINTEREST EXPENSES
    Salaries and employee benefits ................             10,334,033               7,538,368
    Occupancy expense .............................              1,497,160               1,093,592
    Furniture and equipment expense ...............              1,071,217                 879,787
    Director and committee fees ...................                514,858                 474,320
    Other operating expenses ......................              3,782,656               2,723,849
                                                               -----------            ------------
         TOTAL NONINTEREST EXPENSES ...............             17,199,924              12,709,916
                                                               -----------            ------------

Income before income taxes ........................              3,540,672               3,501,211
Provision for income taxes ........................              1,023,623                 968,621
                                                               -----------            ------------
         NET INCOME BEFORE MINORITY INTEREST ......              2,517,049               2,532,590
Minority interest in consolidated subsidiary ......                  4,167                   2,802
                                                               -----------            ------------
         NET INCOME ...............................            $ 2,512,882            $  2,529,788
                                                               ===========            ============
EARNINGS PER COMMON SHARE
    Net income....................................             $       .65            $        .67
EARNINGS PER COMMON SHARE-ASSUMING DILUTION
    Net income....................................             $       .64            $        .66


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                           September 30,
                                                               -----------------------------------
                                                                   1998                    1997
                                                               -----------            ------------

Net income ..............................                       $ 2,512,882             $ 2,529,788

Other comprehensive income, net of tax:
    Realized investment security gains ..                            18,708                  (2,590)
    Unrealized gains on securities ......                         1,236,993                  83,029
      Less income tax effect ............                          (502,281)                (32,236)
                                                                -----------             -----------
         Total other comprehensive income                           753,420             $    48,203
                                                                -----------             -----------
Comprehensive income ....................                       $ 3,266,302             $ 2,577,991
                                                                ===========             ===========





                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                   -------------------------------------
                                                                                       1998                    1997
                                                                                   ------------             ------------
OPERATING ACTIVITIES:
    Net income ........................................................            $  2,512,882             $  2,529,788
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for loan losses .....................................                 622,397                  796,724
        Provision for depreciation and amortization ...................                 967,446                1,143,347
        Amortization of investment security premiums and
         accretion of discounts .......................................                 114,790                   48,191
        Deferred tax expense ..........................................                 156,409                   62,452
        Loss on sale of premises and equipment ........................                   4,607                    1,058
        Realized investment security losses (gains) ...................                 (18,708)                   2,590
        Increase (decrease) in accrued interest receivable ............                (672,841)                  38,151
        Increase in accrued interest payable ..........................                 859,124                  717,270
        Other .........................................................                 101,010               (1,168,975)
                                                                                   ------------             ------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES .............               4,647,116                4,170,596
                                                                                   ------------             ------------

INVESTING ACTIVITIES:
    Proceeds from sales of investment securities ......................               6,773,700                5,007,863
    Proceeds from maturity of investment securities ...................               7,121,562                5,588,513
    Purchase of investment securities .................................             (19,403,712)              (4,656,676)
    Decrease (increase) in interest-bearing deposits with other banks .               1,564,558                 (729,678)
    Cash disbursed in acquisition of finance offices ..................              (6,543,108)                     -0-
    Cash disbursed in acquisition of insurance operations .............                (930,219)                     -0-
    Cash received in acquisition of branch office .....................               2,763,393                      -0-
    Net increase in loans to customers ................................             (82,111,874)              (2,577,415)
    Proceeds from sale of premises and equipment ......................                 237,544                  312,900
    Net proceeds from sale of other real estate .......................                  42,500                      -0-
    Capital expenditures ..............................................              (5,304,696)              (5,673,721)
                                                                                   ------------             ------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ............             (95,790,352)              (2,728,214)
                                                                                   ------------             ------------

FINANCING ACTIVITIES:
    Net increase in demand deposits, NOW accounts,
      and savings accounts ............................................              19,920,413                3,821,677
    Net increase in certificates of deposit ...........................              38,564,181               23,391,368
    Net increase/(decrease) in short-term borrowings ..................               5,904,355               (5,246,356)
    Issuance and sale of common stock .................................               2,750,421                  462,740
    Repayment of long-term debt .......................................                (577,747)                (574,772)
    Cash dividends ....................................................              (2,031,608)              (1,500,000)
                                                                                   ------------             ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES .....................              64,530,015               20,354,657
                                                                                   ------------             ------------
Net increase in cash and cash equivalents .............................             (26,613,221)              21,797,039

Cash and cash equivalents at beginning of period ......................              46,251,978               17,612,177
                                                                                   ------------             ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................            $ 19,638,757             $ 39,409,216
                                                                                   ============             ============

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                          ---------------------- -----------
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

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"). SFAS 123 is effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related Interpretations or selecting the minimum value method of expense recognition as described in SFAS 123. The Company has elected to apply APB Opinion No. 25 in accounting for its incentive stock options; accordingly, no compensation expense cost has been recognized by the Company. The Company's net income, earnings per share - basic, and earnings per share - diluted would have been reduced by $236,677, $0.06, and $0.06, respectively, for the nine months ended September 30, 1998, had compensation cost for the Company's stock option plan been determined based on the fair value ("minimum value method") at the grant date for options under the plan. The effect would have been $129,162, $0.04, and $0.03, respectively, for the same period in 1997.

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

                                     ITEM 2.
           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This discussion is intended to assist an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, the "Company" shall include the Company and its Subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


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


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Investment securities and federal funds sold decreased $19,931,931 or 17.9% from December 31, 1997 to September 30, 1998. This decrease was due primarily to loan growth in excess of deposit growth .The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at September 30, 1998 were $91,760,138 compared with $85,092,069 at December 31, 1997, reflecting a 7.8% increase of $6,668,069. Short-term investments in the form of interest-bearing deposits with banks were $950,000 at September 30, 1998 and $2,514,558 at December 31, 1997.


ASSET QUALITY

Between December 31, 1998 and September 30, 1997, the Company experienced a slight decline in the quality of its assets. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased from 0.78 to 0.71. The ratio of total nonperforming assets to total assets increased from 0.006 to 0.008, and the ratio of nonperforming loans to total loans increased to 0.009 from 0.006 at 12/31/97. These ratios declined due to an increase in past due and nonaccrual loans, and an increase in other real estate due to the purchase of employees' homes who were relocated by the Company. All three of these ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in future periods.


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

Maturities of long-term debt for the years ending December 31 are as follows:

                  1998......................      $    270,708
                  1999......................           907,869
                  2000......................           923,767
                  2001......................           941,467
                  2002......................           961,013
                  Thereafter................         2,721,567
                                                  ------------
                                                  $  6,726,391
                                                  ============

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

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $1,023,623 for the nine months ended September 30, 1998 increased $55,002 compared to the same period of 1997, due to the slight increase in income before tax. Taxes as a percent of earnings increased from 27.7% in 1997 to 28.9% in 1998. The effective tax rates for the quarters ended September 30, 1998, and September 30, 1997, were 30.3% and 26.5%, respectively. The effective tax rate of approximately 29% is less than the statutory rate principally because of the effect of tax-exempt interest income.

YEAR 2000 ISSUES

The Year 2000 issue is the result of potential problems with computer systems or other equipment with computer chips that use dates that have been sorted as two digits rather than four (e.g., "98" for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or perform similar tasks.

The Company initiated a program in 1997 to identify and review all of the information technology ("IT") and non-IT systems used by the Company and its subsidiaries in order to determine whether the systems were Year 2000 compliant. This study involved identifying any required modifications or replacements of certain hardware and software maintained by the Company. In addition, the Company has taken steps to obtain assurance from third party vendors that appropriate actions have been taken or are being taken to remedy any Year 2000 issues for computer systems that the vendors are responsible for maintaining and that are relied upon by the Company.

As a financial institution, the Company's compliance has been closely monitored by federal regulatory agencies which have completed a phase one examination of the Company and its Year 2000 readiness in the past six months. The Company is not aware of any existing regulatory restrictions imposed on it by the federal regulatory authorities as a result of the Company's current plan and implementation.

As of September 30, 1998, the Company had identified its mission critical and non-mission critical systems and had completed the assessment phase of each system's Year 2000 readiness. Mission critical systems are those systems that are vital to the core business activity of the Company and include mainframe computer applications such as deposit, loan and general ledger systems as well as the system operating software. In July 1998, the Company purchased and installed new Year 2000 compliant hardware and software systems to support all core application processing which were deemed to be mission critical. Non-mission critical systems typically include embedded technology such as micro-controllers in elevators. It is anticipated that validation of all mission critical systems will be completed by December 31, 1998. All remaining non-critical systems will be validated by March 31, 1999.

The Company has also evaluated all significant credit customer relationships to determine any risks represented to the Company by the impact of Year 2000 on customers' operations. Based on this evaluation, the Company is not aware of more than normal credit risks associated with these relationships; no special additions to the allowance for loan losses are believed to be necessary. The Company's assessment of these parties will be ongoing throughout 1998 and 1999 in order to identify any changes in their readiness that could negatively impact the Company.

During the first nine months of 1998, the Company has spent approximately $415,000 related to the purchase of new hardware and software to correct Year 2000 problems. These costs have been capitalized and will be amortized over the life of the related assets. The Company estimates it will spend approximately an additional $20,000 in the remainder of 1998 and 1999 for proxy testing and third party reviews of test results. Since this is an on-going process involving continual evaluation, the Company could incur additional unanticipated cost associated with its Year 2000 readiness. However, management does not feel that these cost would be material to the financial statements of the Company.

Throughout 1998, the Company has been working to assess Year 2000 readiness of vendors, business partners, and other counterparties focusing on those considered critical to the Company's operations. The Company began assessing the Year 2000 readiness of depositors and other funds providers during the third quarter of 1998. The Company will continue to monitor and evaluate the Year 2000 readiness of third parties whose Year 2000 noncompliance could have a material adverse impact on the operations of the Company, through the first quarter of the Year 2000. The Company will take appropriate measures including development of contingency plans to mitigate the risk to the Company of Year 2000 noncompliance by third parties. However, the impact of Year 2000 noncompliance by all third parties with which the Company transacts business cannot be assessed at this time.

Management expects its remediation efforts to occur in a timely manner and does not anticipate significant disruptions in its operations. Failure to complete such remediations in a timely fashion could have an adverse impact on the Company's results of operations and financial condition. Management is currently developing a contingency plan to address any potential failures.

ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Based on the Company's interest sensitivity analysis, a 200 basis points decrease in the interest rate environment results in a 3.0% improvement in net-interest income for the 12 month period from September 30, 1998. Conversely, a 200 basis points increase in interest rates would result in a 10.0% decrease in net-interest income for the same period. This shift in interest sensitivity is primarily due to an increase in fixed rate loans in a declining interest rate environment.

                           PART II - OTHER INFORMATION



          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders of the Company was held on Thursday, September 10, 1998, at which an amendment to the Company's certificate of incorporation was voted upon and approved by the stockholders of the Company. The amendment increased the number of authorized shares of common stock of the Company to 20,000,000 from 5,000,000. The vote with respect to such amendment was as follows:

                                Votes cast                     Abstentions
         Votes cast             Against or                       or Broker
          In Favor               Withheld                        Non-Votes
         2,835,909                 2,490                            100






                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:

      Exhibit Number                 Description of Exhibit
      --------------                 ----------------------

             3             Certificate of Amendment to
                           Certificate of Incorporation

           10.1 Employment Agreement, dated as of March 28, 1996, between the Registrant and Kennon R. Patterson, Sr.

           10.2 Employment Agreement, dated as of March 28, 1996, between the Registrant and Bishop K. Walker, Jr.

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



                                      COMMUNITY BANCSHARES, INC.



February 2, 1999                      /s/ Kennon R. Patterson, Sr.
--------------------------------      ------------------------------------------
Date                                  Kennon R. Patterson, Sr., as its
                                      President and Chief Executive
                                      Officer



February 2, 1999                      /s/ Michael A. Bean
--------------------------------      ------------------------------------------
Date                                  Michael A. Bean, as its Executive
                                      Vice President and Chief Financial Officer