Form 10-K
period 1998-12-31
COMMUNITY BANCSHARES INC /DE/
filed 1999-03-30
CIK 752195

                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998         COMMISSION FILE NO. 0-16461

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

                           MAIN STREET, P. O. BOX 1000
                           BLOUNTSVILLE, ALABAMA 35031
                           ---------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (205) 429-1000
                                 --------------
                         (REGISTRANT'S TELEPHONE NUMBER)

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OF INFORMATION STATEMENTS INCORPORATED BY REFERENCE TO PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     AS OF MARCH 15, 1999 THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY
                        NON-AFFILIATES WAS $ 62,090,050.

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASS OF COMMON
                   STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                                  OUTSTANDING AT MARCH 15, 1999
----------------------------                      -----------------------------
COMMON STOCK, $.10 PAR VALUE                                 4,656,847

  DOCUMENTS INCORPORATED BY REFERENCE        PART OF 10-K IN WHICH INCORPORATED
---------------------------------------      ----------------------------------
PROXY STATEMENT FOR 1999 ANNUAL MEETING                    PART III

       THE TOTAL NUMBER OF PAGES IN THIS REPORT INCLUDING EXHIBITS IS 162.

                                     PART 1

ITEM 1 - BUSINESS

GENERAL

Community Bancshares, Inc. (the "Company") is a Delaware corporation and a bank holding company registered with the Board of Governors of the Federal Reserve Board (the "Federal Reserve") under the Bank Holding Act of 1956, as amended (the "Bank Holding Company Act"). The Company was organized in 1983 and commenced business in 1985. The Company has one bank subsidiary, Community Bank, an Alabama banking corporation which conducts a general commercial banking business in northern Alabama and southern Tennessee. At December 31, 1998, the Company and its subsidiaries had total assets of about $603,244,000, deposits of about $538,586,000 and shareholders' equity of about $47,233,000.


SUBSIDIARY BANK

Community Bank currently operates through 30 locations in 12 counties in Alabama and southern Tennessee. It offers a wide range of commercial and retail banking services, including demand and time deposit accounts, personal and commercial loans and personal and commercial checking accounts. The majority of loans by Community Bank are to individuals and small to mid-sized businesses in Alabama and Tennessee. Community Bank seeks to provide superior service to its customers and to become a vital component of each of the communities it serves.

Community Bank operates in small non-urban communities, including locations in Blountsville, Cleveland, Oneonta, Snead and West Blount in Blount County, Alabama; Fort Payne and Rainsville in DeKalb County, Alabama; Rogersville in Lauderdale County, Alabama; Elkmont in Limestone County, Alabama; Gurley, Meridianville and New Hope in Madison County, Alabama; Demopolis in Marengo County, Alabama; Hamilton in Marion County, Alabama; Arab, Albertville, Boaz and Gunterville in Marshall County, Alabama; Falkville and Hartselle in Morgan County, Alabama; Uniontown in Perry County, Alabama; Double Springs and Haleyville in Winston County, Alabama; and Pulaski in Giles County, Tennessee. Four of these offices are located within Wal-Mart stores, including one office opened in the first quarter of 1998. In June 1998, Community Bank purchased certain assets and assumed certain liabilities of the Uniontown, Alabama office of the First National Bank of West Point, Georgia.


OTHER SUBSIDIARIES

1st Community Credit Corporation, another subsidiary of the Company currently operates 12 finance company offices in nine Alabama communities, including Albertville, Arab, Athens, Boaz, Cullman, Decatur, Gadsden, Hartselle, Huntsville, Fort Payne, Jasper and Moulton, Alabama. In March 1998, 1st Community Credit Corporation acquired certain assets of Valley Finance, Inc. relating to its offices in Boaz and Gadsden, Alabama. Other subsidiaries of the Company are of Community Appraisals, Inc., which operates a real estate appraisal business, and Community Insurance Corp., which serves as an agent in the sale of title, life, automobile, homeowner's and farmowner's insurance policies. In April 1998, Community Insurance Corp. acquired 100% ownership of the outstanding shares of capital stock of Chafin Insurance Agency, Inc. and Jim Murphree Insurance Agency, Inc., insurance agencies located in Graysville and Oneonta, Alabama, respectively. Both agencies merged into Community Insurance Corp. in January 1999. In April 1998, Community Insurance Corp. acquired 100% ownership of the outstanding shares of capital stock of Southern

Select Insurance, Inc., a property and casualty insurance general agency located in Birmingham, Alabama that serves as the general agent to over 140 insurance agencies in Alabama. The Company had acquired a controlling interest in Southern Select Insurance, Inc. in August 1997.

The Company maintains its principal executive offices at 68149 Main Street, P.
O. Box 1000, Blountsville, Alabama 35031, and its telephone number is (205) 429-1000.


COMPETITION

The banking business in Alabama and southern Tennessee is highly competitive with respect to loans, deposits and other services and is dominated by a number of major banks and bank holding companies which have numerous offices and affiliates operating over wide geographic areas. Community Bank competes for deposits, loans and other business with these banks as well as with savings and loan associations, credit unions, mortgage companies, insurance companies and other local financial institutions. Many of the major commercial banks operating in Community Bank's service areas offer services such as international banking, and investment and trust services, which are not offered by Community Bank.


EMPLOYEES

At December 31, 1998, the Company and its subsidiaries had approximately 408 full-time equivalent employees. The Company and its subsidiaries provide a variety of group life, health and accident insurance, retirement and stock ownership plans (ESOP) and other benefit programs for their employees. The Company maintains continuing educational and training programs for its employees designed to prepare them for positions of increasing responsibility in management or operations. Membership and participation in professional and industry organizations is encouraged and supported by the Company.



                           SUPERVISION AND REGULATION

THE COMPANY

The banking industry is highly regulated. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provision.


FEDERAL RESERVE

The Company is a bank holding company within the meaning of the Bank Holding Company Act, and is registered with, and subject to supervision by, the Federal Reserve and the Federal Reserve Bank of Atlanta. The Company is required to file periodic reports and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may also examine the Company and its subsidiaries.


Subject to certain exceptions, the BHC Act requires Federal Reserve approval before the Company can acquire substantially all the assets of any bank if as a result of the acquisition the Company would own or control more than 5% of the voting shares of the bank, or for a merger or consolidation with another bank holding company. The Company may also engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be properly incidental thereto.

The Federal Reserve has adopted a risk-based capital adequacy assessment system for bank holding companies. Assets are weighted by a risk factor and a ratio is calculated by dividing qualifying capital by the risk-weighted assets. Tier I capital generally includes common stock and retained earnings. Total capital is comprised of Tier I capital and Tier II capital, which includes certain allowances for loan losses and certain subordinated debt. The Company's Tier I and Total Capital ratios exceeded the required minimum levels as of December 31, 1998.

The Company is a legal entity which is separate and distinct from its subsidiaries. Federal law restricts extensions of credit by Community Bank to the Company or its affiliates. Dividends to shareholders of the Company may be paid only from dividends paid to the Company by its subsidiaries.


FEDERAL DEPOSIT INSURANCE CORPORATION

Deposits in Community Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") and therefore they are subject to examination by the FDIC. Pursuant to provisions of the Federal Deposit Insurance Act, any FDIC-insured subsidiary of the Company can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured subsidiary or any assistance by the FDIC to any commonly controlled FDIC-insured subsidiary in danger of default. The FDIC charges an annual assessment for the insurance of deposits based upon the risk a particular institution poses to the FDIC's deposit insurance fund.


FEDERAL LEGISLATION

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

The FDICIA also requires regulations to by federal banking agencies establishing minimum loan to value ratios for all real estate mortgage and construction loans. The FDICIA also requires regulations to limit risks posed by an insured bank's "exposure" to another bank. Exposure includes extension of credit, purchases of securities issued by the other bank, or acceptance of securities issued by the other bank as collateral for an extension of credit. Regulations pursuant to FDICIA limit such exposure.

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank have been in existence for a certain minimum time period, which may not exceed five years. A bank holding company may not, following an interstate acquisition, control more than 10% of the nation's total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions, except that merger may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such states with out-of-state institutions. Federal banking regulators may permit an out-of-sate bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits, and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") permits, among other things, the acquisition by bank holding companies of savings associations, irrespective of their financial condition. FIRREA also provides that commonly controlled federally insured financial institutions must reimburse the FDIC for losses incurred by the FDIC in connection with the default of another commonly controlled financial institution or in connection with the provision of FDIC assistance to such a commonly controlled financial institution in danger of default. Reimbursement liability under FIRREA is superior to any obligations to shareholders of such federally insured institutions, including a bank holding company such as the Company, arising as a result of their status as a shareholder of a reimbursing financial institution.

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


ALABAMA BANKING DEPARTMENT

Community Bank is subject to regulation and examination by the Alabama Superintendent of Banks (the "Superintendent"). State regulations in Alabama relate to such matters as loans, mortgages, consolidations, required reserves, allowable investments, issuance of securities, payment of dividends, establishment of branches, filing of periodic reports and other matters affecting the business of Community Bank.



              [The remainder of this page intentionally left blank]

GOVERNMENTAL MONETARY POLICIES

The Federal Reserve regulates the national supply of bank credit. The instruments on monetary policy used by the Federal Reserve to implement these objectives are: open market operations in U. S. Government securities, changes in discount rate, reserve requirements on member bank's deposits and funds availability regulations. The Company and its subsidiaries are affected by the credit policies of monetary authorities. These instruments are used in varying combinations to influence the overall growth of bank loans. The earnings and growth of the Company and subsidiaries will be subject to the influence of economic conditions generally and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies and their impact on the Company cannot be predicted.



              [The remainder of this page intentionally left blank]

ITEM 1 - STATISTICAL DISCLOSURE

                                                                                                              Page(s)
                                                                                                              -------

Loan Portfolio...........................................................................................        14


Selected Loan Maturity and Interest Rate Sensitivity.....................................................        15


Investment Portfolio and Investment Portfolio Maturity Schedule..........................................        16


Maturities of Large Time Deposits........................................................................        17


Maturities of Long-term Debt ............................................................................        18


Interest Rate Sensitivity and Market Risk................................................................        20


Capital Adequacy Ratios..................................................................................        22


Return on Equity and Assets..............................................................................        22


Consolidated Average Balances,
  Interest Income/Expense and Yields/Rates...............................................................     25-26


Rate/Volume Variance Analysis............................................................................     27-28


Summary of Loan Loss Experience..........................................................................     29-30


Allocation of Loan Loss Reserve..........................................................................        30


Nonperforming Assets.....................................................................................        31


Noninterest Income.......................................................................................        32


Noninterest Expense......................................................................................        33

ITEM 2 - PROPERTIES

The main offices of the Company are housed in a colonial style two-story building owned by Community Bank and located on U. S. Highway 231 in Blountsville, Alabama.

The main office of Community Bank is located at 68149 Main Street, Blountsville, Alabama, in a one story brick building constructed in 1975 and extensively remodeled during 1994. The premises are owned by Community Bank . Community Bank's administrative, operational, legal and accounting functions are housed in facilities built at the same location as the Company's main office during 1997. Community Bank owns or leases buildings that are used in the normal course of business in eleven counties in Alabama, namely Blount, DeKalb, Lauderdale, Limestone, Madison, Marengo, Marion, Marshall, Morgan, Perry and Winston, and in Giles County, Tennessee. 1st Community Credit Corporation owns or leases buildings that are used in the normal course of business in nine counties in Alabama, namely Cullman, Marshall, Morgan, Limestone, Lawrence, Etowah, Madison, DeKalb and Walker. Community Insurance Corporation and its subsidiary, Southern Select Insurance, Inc., own or lease buildings that are used in the normal course of business in Blount, Jefferson and Shelby counties in Alabama.

For information with respect to the amounts at which bank premises, equipment and other real estate are carried and relating to commitments under leases, see Consolidated Financial Statements.


ITEM 3 - LEGAL PROCEEDINGS

Litigation: On November 19, 1998, Mr. William Towns, a shareholder of the Company, filed a shareholder derivative action against the directors of the Company in the Circuit Court of Blount County, Alabama. Mr. Towns amended his complaint on January 14, 1999 to add the Company and Community Bank as defendants in the action. On February 11, 1999, the complaint was again amended to add Mr. Pat Bellew and Mrs. Mary Bellew, who are also shareholders of the Company, as additional plaintiffs. The complaint alleged that the directors of the Company breached their fiduciary duty to the Company and its shareholders, engaged in fraud, fraudulent concealment, suppression of material fact and suppression of the plaintiff shareholders, failed to supervise management, paid themselves excessive director fees and conspired to conceal wrongful acts from the Company's shareholders. The complaint also alleged that the Board of Directors acquiesced in mismanagement and misconduct by Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company, including alleged self dealing, payment of excessive compensation , misappropriation of corporate opportunities and misappropriation of funds. The complaint seeks an unspecified amount of compensatory and punitive damages, removal of the current directors, appointment of a new Board of Directors, and attorneys fees and costs. Management of the Company believes that the plaintiffs' allegations are false and that the action lacks merit. The Company and its directors have filed a motion with the court seeking to have the action dismissed. Management of the Company believes that the action will not have a material adverse effect on the Company's financial condition and results of operations.

The Company and its subsidiaries are from time to time parties to other legal proceedings arising from the ordinary course of business. Management believes, after consultation with legal counsel, that no such proceedings will, individually or in the aggregate, have a material adverse effect on the business or consolidated financial condition of the Company.

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1998.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, the positions held by them with the Company and certain of its subsidiaries and their principal occupations for the last five years are as follows:


Name, Age and Position Held in the Company
and its Subsidiaries                                           Principal Experience During Past Five Years
------------------------------------------                     -------------------------------------------

Kennon R. Patterson, Sr. (56)                                  Chairman, President and Chief Executive Officer
Chairman, President and Chief Executive Officer                of the Company (1985-present); Chairman and
of the Company; Chairman and Chief Executive                   Chief Executive Officer of Community Bank
Officer of Community Bank; Director of                         (1993-present)
Community Appraisals, Inc., Community
Insurance Corp, 1st Community Credit
Corporation and Southern Select Insurance, Inc.


Bishop K. Walker, Jr. (67)                                     Vice Chairman, Senior Executive Vice President
Director, Vice Chairman, Secretary, Senior                     and General Counsel of the Company (1987-
Executive Vice President and General Counsel of                present); President and Director of Community
the Company; Director, Senior Executive Vice                   Insurance Corporation (1987-1997)
President and Secretary of Community Bank;
Director of Community Insurance Corp and
Southern Select Insurance, Inc.

Denny G. Kelly (59)                                            President of Community Bank (1993-present)
Director and Executive Vice President of the
Company; Director and President of Community
Bank; Director of 1st Community Credit
Corporation, Community Appraisals, Inc.,
Community Insurance Corp and Southern Select
Insurance, Inc.

Michael A. Bean (51)                                           Executive Vice President and Chief Financial
Acting Chief Accounting Officer of the Company;                Officer of Community Bank (1998-present);
Director, Executive Vice President and Chief                   Chief Accounting Officer of Compass Bancshares,
Financial Officer of Community Bank; Director                  Inc. (1991-1998)
of Community Insurance Corp and Southern
Select Insurance, Inc.

                                     PART II

ITEM 5 - MARKET OF REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

Shares of the common stock ( the "Common Stock") of the Company were held by approximately 2,200 shareholders of record as of March 1, 1999. There is no established trading market for the Common Stock, which has been purchased and sold infrequently in private transactions. Therefore, no reliable information is available as to trades of the Common Stock, or as to the prices at which such Common Stock has traded. Management has reviewed the limited information available to the Company as to the ranges at which shares of the Common Stock has been sold. The following data regarding the Common Stock is provided for information purposes only, and should not be viewed as indicative of the actual or market value of the Common Stock.

                                                                                             Estimated Price Range
                                                                                                   Per Share
                                                                                         --------------------------
                                                                                            High             Low
                                                                                         ----------       ---------

1998:
    FIRST QUARTER..................................................................      $    15.00       $   15.00
    SECOND QUARTER.................................................................           19.00           15.00
    THIRD QUARTER..................................................................           19.00           19.00
    FOURTH QUARTER.................................................................           20.00           19.00


1997:
    First Quarter..................................................................      $    12.50       $   11.50
    Second Quarter.................................................................           13.00           12.50
    Third Quarter..................................................................           15.00           13.00
    Fourth Quarter.................................................................           15.00           14.10


Annual dividends of $.50 per share and $.38 per share were declared by the Board of Directors on the Company's Common Stock and paid on January 12, 1998 and January 10, 1997, respectively. Management continues to anticipate retaining substantially all earnings to finance the Company's growth. The payment of dividends on the Common Stock is subject to the prior payment of principal and interest on the Company's long-term debt, the retention of sufficient earnings and capital in the Company's operating subsidiaries and regulatory restrictions. See Consolidated Financial Statements and related notes.

During 1998, the following equity securities were sold by the Company without registration under the Securities Act of 1993 (the "Securities Act"):

In February 1998, the Company issued an aggregate of 12,642 shares of Common Stock to certain of Community Bank's city directors in payment of director fees, in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

In March 1998, the Company granted options to purchase an aggregate of 203,221 shares of Common Stock to the directors and certain senior officers of the Company and Community Bank. The exercise price for each of such options is equal to the market price of the Common Stock on the date of grant. The Company did not receive any payment in exchange for granting any of such options, which were granted in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

In April 1998, the Company issued 22,306 shares of Common Stock to the holders, other than the Company, of capital stock of Southern Select Insurance, Inc., as a portion of the consideration for the purchase of all of the outstanding shares of capital stock of Southern Select Insurance, Inc. that were not already held by the Company. In August 1997, the Company issued 11,770 shares of Common Stock to the holders of capital stock of Southern Select Insurance, Inc. as a portion of the consideration for the purchase of 51% of the outstanding shares of such capital stock. The Company issued shares of the Common Stock in each of these transactions in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

In April 1998, the Company issued 10,833 shares of Common Stock to the holders of capital stock of Chafin Insurance Agency, Inc. as a portion of the consideration for the purchase of all of the outstanding shares of such capital stock. The Company issued shares of Common Stock in this transaction in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

In April 1998, the Company issued 6,667 shares of Common Stock to the holder of capital stock of Jim Murphree Insurance Agency, Inc. as a portion of the consideration for the purchase of all of the outstanding shares of such capital stock. The Company issued shares of Common Stock in this transaction in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

In March 1999, the Company issued an aggregate of 8.923 shares of Common Stock to certain of Community Bank's city directors in payment of director fees, in reliance upon an exemption from registration under Section 4(2) of the Securities Act.



              [The remainder of this page intentionally left blank]

                        ITEM 6 - SELECTED FINANCIAL DATA


The following table sets forth selected financial data for the last five years. All averages are daily averages.

                                                                        Year Ended December 31,
                                                   -------------------------------------------------------------
                                                     1998         1997          1996          1995        1994
                                                     ----         ----          ----          ----        ----
                                                            (Dollars in Thousands Except Per Share Data)

Interest income..................................  $ 44,365     $ 37,791      $ 33,600      $ 26,304    $ 20,751
Interest expense.................................    22,693       19,541        17,426        13,751       9,507
Net interest income..............................    21,672       18,250        16,174        12,553      11,244
Provision for loan losses........................       885          773           834         1,088         638
Non-interest income..............................     8,102        4,891         4,447         3,717       3,189
Non-interest expense.............................    23,784       17,423        14,902        12,046      10,193
Net income.......................................     3,579        3,512         3,459         2,705       2,688

Per Share data:
    Net income - basic...........................       .90          .92           .93           .81         .80
    Net income - diluted.........................       .88          .92           .93           .81         .80
    Cash dividends...............................       .50          .38           .25           .25         -0-
    Shareholders' equity (book value)
        at period end............................     10.16         8.85          8.63          8.13        6.96

Balance Sheet:
    Loans........................................  $433,853     $326,134      $322,762      $237,841    $206,428
    Deposits.....................................   538,586      440,889       400,338       320,149     263,413
    Long-term debt...............................     7,569        7,398         8,281         7,920       8,713
    Average equity...............................    37,318       33,428        30,079        24,839      22,672
    Average assets...............................   538,470      473,381       421,839       328,244     276,063
    Total assets.................................   603,244      491,839       454,710       362,824     299,352
Ratios:
    Return on average assets.....................      0.67%        0.74%         0.82%         0.82%       0.97%
    Return on average equity.....................      9.59%       10.51%        11.50%        10.88%      11.86%
    Dividend payout ratio........................     55.60%       40.50%        26.90%        30.90%       0.00%
    Average equity to average assets.............      6.93%        7.06%         7.13%         7.57%       8.21%
    Total risk-based capital.....................     11.03%       11.86%        11.45%        14.10%      13.58%
    Leverage ratio...............................      7.79%        6.94%         9.20%         8.61%       7.52%

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

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and should." These forward-looking statements include, without limitation, those relating to the Company's future growth, dividend payments, deposit base, economies, long-term obligations, loan losses, interest sensitivity, market risk, impact of inflation and impact of Year 2000 issues. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, economic conditions, government fiscal and monetary policies, prevailing interest rates and effectiveness of the Company's interest rate strategies, laws and regulations affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of assets and operations, competition from other financial services companies, Year 2000 compliance issues, and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission.

SUMMARY

The Company's principal market areas are located in North Central Alabama (Blount, Cullman, DeKalb, Etowah, Lauderdale, Limestone, Madison, Marion, Marshall, Morgan, and Winston Counties), Western Alabama (Marengo and Perry Counties) and in South Central Tennessee (Giles County). All of the Company's banking and finance company facilities are located in relatively rural areas, placing an emphasis on personal service. None of the banks are located in urban areas.

Management believes that the economies of the areas in which we serve are healthy and expanding, but not at a pace that threatens stability. With the exception of Blount County, Alabama and Marengo and Perry Counties, Alabama, the markets in which the Company operates share one common characteristic: they are separate and distinct economies, but each is close enough to Huntsville, Alabama to share in the economic and employment benefits of that city. Similarly, Blount County is close enough to Birmingham, Alabama to share in the economic and employment benefits of that city.

Despite the apparent dependency upon the military and aerospace industries, the Huntsville Metropolitan Statistical Area (the "MSA") possesses a diverse economic base. Significant employers include manufacturers of durable goods, machinery, and transportation equipment, as well as in retailers and service industries. Agriculture, in the form of soybeans, hay, corn, cotton, tobacco, dairy and poultry farming, also makes up a significant portion of the economy. In 1997, the Huntsville MSA and Madison County had an average unemployment rate of 2.7%, and the counties served by the Company and its subsidiaries had unemployment averaging 5.6%, both lower than the average of 6.5% experienced in the entire State of Alabama. In 1995, the average per capita income in the Company's markets surpassed the rate for the average per capita income in the State of Alabama by approximately 5.5%. Based on 1998 projections, the average population for the counties served by the Company and its subsidiaries exceeds 70,000 persons per county. The current economic prospects in our markets are good, and the Company attempts to assist those prospects by returning the deposits of our customers to the communities from which they come in the form of loans.

The Company's net income of $3,579,493 for 1998 was 1.9 percent more than 1997's amount of $3,512,278, which was 1.5 percent more than the $3,458,986 earned during 1996. When stated as changes in the basic earnings per share, 1998 represented a 2.2 percent decrease from 1997 compared to a 1.1 percent decrease in 1997 over 1996. The decrease in earnings per share resulted primarily from increases in non-interest expenses associated with expansion of the bank office network, new finance company facilities and additional insurance offices.

Management continues to emphasize quality loans and investments with good yields while keeping expenses in line. The losses sustained by Community Bank in its new branches were fully anticipated and projected prior to the openings of these facilities. The growth of these new locations is expected by management to become a significant factor to the Company's future earnings.

The Company raised approximately $15,000,000 in two public offerings of Common Stock that closed in 1994 and 1996 after being fully subscribed. In the fourth quarter of 1998, the Company offered to the public 500,000 newly issued shares of Common Stock, at a price of $19.00 per share, in accordance with the Company's Prospectus dated August 14, 1998. The offering was closed on December 1, 1998 upon full subscription of all shares offered, raising approximately $9,469,000 of capital net of offering costs. This additional capital and internally generated retained earnings have allowed the Company to remain in a strong capital position to support current, as well as anticipated future, growth and expansion.

EARNING ASSETS

Average earning assets in 1998 increased 13.3 percent over 1997 primarily as a result of increases in the loan portfolio and accounted for approximately 89.0 percent of the Company's average total assets. This is compared to an increase, during 1997, of 11.3 percent in average earning assets, which represented 89.3 percent of average total assets.

During 1998, the Company's mix of average earning assets continued to shift to the loan portfolio as loans averaged 78.9 percent of the total average earning assets for 1998, up from 76.8 percent during 1997 and 72.9 percent during 1996. Investment securities averaged 18.5 percent, 19.4 percent and 23.4 percent during 1998, 1997 and 1996, respectively. The other earning assets category accounted for less than 4.0 percent of the total mix for all three periods. The increased volume in earning assets contributed to the higher net interest income reported by the Company.

Average loans increased 16.5 percent in 1998, with no concentration of the increase in any one specific loan type. Total loans, net of unearned income, outstanding at year-end 1998 were up
33.0 percent over the previous year-end level. Commercial, financial and agricultural loans increased 46.7 percent in 1998 over year-end 1997, while consumer loans increased 48.8 percent from year-end 1997 to year-end 1998. Real estate-mortgage loans, which made up 47.2 percent of the total loans, increased
19.1 percent at year-end 1998 when compared to the previous year. Real estate-construction loans increased 75.8 percent at year-end 1998 when compared to the previous year, but had little effect due to representing only 1.4 percent of total loans outstanding in 1998.

Total loans, net of unearned income, at year-end 1998 grew 33.0 percent over year-end 1997 and average loans, net of unearned income, grew 16.5 percent over the same period.

The Company's current strategy is to avoid the growing national market in loans to finance leveraged buy-outs, participating in no nationally syndicated leveraged buy-out loans. The Company's strategy also includes avoiding exposure to lesser developed country ("LDC") debt, having no LDC loans in its portfolio.

The following table shows the classification of loans by major category at December 31, 1998 and for each of the preceding four years. The second table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year.

                                 LOAN PORTFOLIO

                                                                    December 31,
                      -------------------------------------------------------------------------------------------------------
                              1998              1997                1996                  1995                  1994
                      -----------------  -----------------   -------------------    -------------------   -------------------
                               PERCENT            Percent               Percent                Percent               Percent
                      AMOUNT   OF TOTAL  Amount   of Total   Amount     of Total    Amount     of Total   Amount     of Total
                      ------   --------  ------   --------   ------     --------    ------     --------   -------    --------
                                                                 (Dollars in Thousands)
Commercial,
  financial and
  agricultural....   $ 94,057    21.7%  $ 64,136    19.6%    $ 65,634    20.2%     $ 44,686     18.6%     $ 46,892      22.1%
Real estate -
  construction....      6,153     1.4      3,499     1.1        5,262     1.6         5,624      2.4         3,972       1.9
Real estate -
  mortgage........    205,457    47.2    172,504    52.7      162,994    50.2       116,289     48.4       103,194      48.6

Consumer..........    129,334    29.7     86,945    26.6       90,682    28.0        73,479     30.6        58,051      27.4
                     --------   -----   --------   -----     --------   -----      --------    -----      --------     -----
                      435,001   100.0%   327,084   100.0%     324,572   100.0%      240,078    100.0%      212,109     100.0%
                                =====              =====                =====                  =====                   =====

Less: Unearned
  income..........      1,148                950                1,810                 2,237                  5,681
Allowance for
  loan losses.....      2,971              2,131                2,425                 2,209                  1,548
                     --------           --------             --------              --------               --------


Net loans.........   $430,882           $324,003             $320,337              $235,632               $204,880
                     ========           ========             ========              ========               ========

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                  Rate Structure For Loans
                                                 Maturity                          Maturing Over One Year
                           ------------------------------------------------   ------------------------------
                                        Over One
                                         Year
                                        Through        Over                   Predetermined      Floating or
                            Year or      Five          Five                     Interest         Adjustable
                             Less        Years        Years        Total          Rate              Rate
                           --------     --------      -----        -----      -------------      -----------
                                                         (in Thousands)
Commercial, financial
   and agricultural .      $42,445      $18,368      $ 33,244      $ 94,057      $37,491         $14,121
Real estate -
   construction .....        5,240          110           803         6,153          582             331
                           -------      -------      --------      --------      -------         -------

                           $47,685      $18,478      $ 34,047      $100,210      $38,073         $14,452
                           =======      =======      ========      ========      =======         =======


INVESTMENT PORTFOLIO

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. The Company's entire portfolio is classified as available for sale to appropriately reflect the nature of the Company's holdings that are available for sale should liquidity needs dictate. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1998, gross investment securities sales were $24,045,000 and maturities were $21,786,000, representing 27.2 percent and 24.6 percent, respectively, of the average portfolio for the year. Net gains associated with the sales totaled $465,982, accounting for 5.8 percent of noninterest income during 1998. Gross unrealized gains in the portfolio amounted to $1,085,098 at year-end 1998 and unrealized losses amounted to $346,866. Average investment securities for 1998 increased
8.0 percent from 1997.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company's mortgage-backed securities portfolio as of December 31, 1998 and 1997 contained no interest-only strips and the amount of unamortized premium on mortgage-backed securities at December 31, 1998 was only $343,164. The recoverability of the Company's investment in mortgage-backed securities is reviewed periodically by management, and if necessary, appropriate adjustments would be made to income for impaired values.

The carrying amount of investment securities at the end of each of the last three years is set forth in the following table:

                              INVESTMENT PORTFOLIO

                                                            December 31,
                                                 ---------------------------------
                                                   1998        1997          1996
                                                   ----        ----          ----
                                                          (in Thousands)

U. S. Treasury and U.S. Government agencies      $49,145      $51,153      $45,135
Mortgage-backed securities ................       31,324       21,241       26,298
State and municipal securities ............       15,187       12,698       15,478
Equity securities .........................        1,736          -0-          -0-
                                                 -------      -------      -------
   Total investment securities ............      $97,392      $85,092      $86,911
                                                 =======      =======      =======

Average investment securities increased 8.0 percent during 1998 compared to a decline of 8.0 percent during 1997. Average taxable securities accounted for
84.7 percent of the investment portfolio in 1998 and 84.8 percent in 1997 while tax-exempt securities were 15.3 percent in 1998 and 15.2 percent in 1997. During 1998, the Company experienced growth in both taxable and non-taxable investment securities. Period-end securities for 1998 increased 14.5 percent from the previous year.

The maturities and weighted average yields of the investments in the 1998 portfolio of investment securities are presented below. Taxable equivalent adjustments (using a 34 percent tax rate) have been made in calculating yields on tax-exempt obligations. The average maturity of the investment portfolio at December 31, 1998 was 10.92 years with an average yield of 6.03 percent. Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

                     INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                                                               December 31, 1998
                                            ---------------------------------------------------------------------------------------
                                                                                    Maturing
                                            ---------------------------------------------------------------------------------------
                                                 Within             After One But         After Five But              After
                                                One Year         Within Five Years       Within Ten Years           Ten Years
                                            -----------------    -----------------       ----------------           ---------
                                            Amount      Yield     Amount     Yield       Amount     Yield      Amount        Yield
                                            ------      -----     ------     -----       ------     -----      ------        -----
                                                                             (Dollars in Thousands)

Securities- All Available for Sale:
-----------------------------------
U. S. Treasury.........                     $ 6,224      6.25%    $ 9,624     5.84%      $26,408     6.11%      $20,321       6.66%
U. S. Government
  agencies.............                       3,519      5.38      14,374     5.58           -0-     0.00           -0-       0.00
State and municipal
  securities...........                       1,343      3.69       1,148     5.33         4,010     6.05         8,685       5.58
Equity securities......                         -0-      0.00         -0-     0.00           -0-     0.00         1,736       7.50
                                            -------               -------                 -------               -------
Total..................                     $11,086      5.66     $25,146     5.67        $30,418    6.10       $30,742       6.40
                                            =======               =======                 =======               =======


There were no securities held by the Company, whose aggregate value on December 31, 1998 exceeded 10.0 percent of the Company's consolidated shareholders' equity at that date.

Average Federal Funds sold decreased 15.7 percent during 1998 , reflecting the increased cash available from deposit growth in excess of loan growth. During 1997, average Federal Funds sold increased 21.1 percent from 1996 levels. As a percentage of average earning assets, these funds represented 2.4 percent for 1998 compared to 3.2 percent for 1997.

Interest-bearing deposits with other banks has accounted for less than 1.0 percent of the Company's average earning assets during 1998 . The average balance of interest-bearing deposits with other banks have reflected declines of
59.5 percent and 1.6 percent during 1998 and 1997, respectively.

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

The portion of the Company's average liabilities represented by interest-bearing deposits increased in both 1998 and 1997 by 14.6 percent and 13.6 percent, respectively. Average interest-bearing demand deposits and average time deposits increased 28.3 percent and 15.5 percent, respectively, during 1998, while average saving deposits decreased 8.0 percent during this same period. Average noninterest-bearing demand deposits increased 8.4 percent and 8.8 percent during 1998 and 1997, respectively. Customer confidence and satisfaction is evidenced by the increase in total average deposits of 13.8 percent in 1998 and 12.9 percent in 1997. The two categories of lowest cost deposits comprised the following percentages of total deposits during 1998 and 1997, respectively: average noninterest-bearing demand deposits - 12.4 percent and 13.0 percent; and average interest-bearing demand deposits - 17.6 percent and 15.6 percent. During 1998, interest-bearing demand accounts increased $18,365,000, or 25.7 percent, while certificates of deposit of less than $100,000 increased $39,501,000, or
22.1 percent. Certificates of deposit of $100,000 or more increased $22,023,000, or 32.2 percent, during this same period. Of total time deposits at December 31, 1998, approximately 33.3 percent were large denomination certificates of deposit, up slightly from 32.7 percent at December 31, 1997. The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1998 are summarized in the table below.

                        MATURITIES OF LARGE TIME DEPOSITS

                                                    December 31, 1998
                                          -----------------------------------
                                              Time       Other
                                          Certificates    Time
                                           of Deposit   Deposits        Total
                                          ------------  --------        -----
                                                      (in Thousands)

Three months or less .............          $17,537      $18,535      $ 36,072
Over three through six months.....           10,578          -0-        10,578
Over six through twelve months....           23,990          -0-        23,990
Over twelve months ...............           38,345          -0-        38,345
                                            -------      -------      --------

   Total .........................          $90,450      $18,535      $108,985
                                            =======      =======      ========

Borrowed funds consist primarily of short-term borrowings and long-term debt. Short-term borrowings at year-end 1998 and 1997 consisted of the U. S. Treasury Tax and Loan Note Option account, Federal Funds purchased, overnight funds purchased from the Federal Home Loan Bank (1998 only), and securities sold under agreements to repurchase. Community Bank had $10,000,000 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. At December 31, 1998, Community Bank had no funds advanced against these lines. In addition, in the fourth quarter of 1998, Community Bank became a member of the Federal Home Loan Bank of Atlanta, Georgia (FHLB-Atlanta) and was approved to borrow up to $70,000,000 under various short-term and long-term programs offered by the FHLB-Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in Community Bank's loan and investment portfolios. While Community Bank drew up to a maximum of $11,000,000 under the FHLB-Atlanta's "Overnight Borrowings" program during the fourth quarter 1998, no funds were advanced against its line as of December 31, 1998. Long-term debt consisted of various commitments with scheduled maturities from one to twenty years.

The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 1998.

                                           MATURITIES OF LONG-TERM DEBT

                                1999       2000        2001        2002        2003
                                ----       ----        ----        ----        ----
                                                 (in Thousands)

Interest on indebtedness...   $  540      $  467      $  394      $  319      $256
Repayment of principal ....      933         949         968         988       298
                              ------      ------      ------      ------      ----

                              $1,473      $1,416      $1,362      $1,307      $554
                              ======      ======      ======      ======      ====



LIQUIDITY MANAGEMENT

Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of Community Bank's customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

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

Dividends paid by Community Bank are the primary source of funds available to the Company for debt repayment, payment of dividends to its shareholders and other needs. Certain restrictions exist regarding the ability of Community Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Alabama Superintendent of Banks is required to pay dividends in excess of Community Bank's earnings retained in the current year plus retained net profits for the preceding two years less any required transfers to surplus. At December 31, 1998, Community Bank could have declared dividends of approximately $7,640,960 without approval of regulatory authorities.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales of investment and trading account securities. Real estate-construction and commercial, financial and agricultural loans that mature in one year or less equaled approximately $ 47,685,000, or 11.0 percent of the total loan portfolio, at December 31, 1998 and investment securities maturing in one year or less equaled $11,086,000, or 11.2 percent of the investment portfolio, at December 31, 1998. Other sources of liquidity include short-term investments such as Federal Funds sold and maturing interest-bearing deposits with other banks.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of Federal Funds from other commercial banks and borrowings against available line through the FHLB-Atlanta. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.


INTEREST RATE SENSITIVITY AND MARKET RISK

The Company's net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. Interest rate sensitivity is a function of the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities. Management monitors its interest rate risk exposure through the use of a Static Gap analysis and an Interest Rate Shock analysis. The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. Community Bank was liability sensitive at year-end 1998, indicating that it had more liabilities than assets repricing during 1999. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at December 31, 1998 was: i) .38% at 30 days; ii) .36% at 90 days; iii) .42% at 180 days; and iv) .43% at 365 days.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a +200 basis points shift and a -200 basis points shift in interest rates.






              [The remainder of this page intentionally left blank]

The following tables estimate the impact of shifts in interest rates on Community Bank's net interest income for the twelve months ending December 31, 1999:

                               RATE SHOCK ANALYSIS

                                                                        -200                               +200
                                                                       Basis                              Basis
                                                                       Points           Level             Points
                                                                  -------------------------------------------------
                                                                                (Dollars in thousands)

Prime Rate....................................................              5.75%            7.75%             9.75%

Interest Income...............................................    $       50,182   $       51,750    $       55,988
Interest Expense..............................................            20,996           23,693            28,562
                                                                  --------------   --------------    --------------

   Net Interest Income........................................    $       29,186   $       28,057    $       27,426
                                                                  ==============   ==============    ==============

Dollar change from Level......................................    $        1,129                     $        (631)
Percentage change from Level..................................              4.03%                            (2.25%)


                              INTEREST SENSITIVITY


                                                                                       Percentage Increase (Decrease)
                                                                                          in Interest Income/Expense
                                             Principal Amount of                        Given Immediate and Sustained
                                               Earning Assets,                                Interest Rate Shifts
                                              Interest-bearing                         -------------------------------
                                               Liabilities at                             Down 200           Up 200
                                              December 31, 1998                         Basis Points      Basis Points
                                             -------------------                       -------------      ------------
                                          (Dollars in Thousands)

Assets which reprice in:
   One year or less..............        $               154,840                            (4.31)%            9.61%
   Over one year.................                        375,631                            (2.62)             7.73
                                         -----------------------

                                         $               530,471                            (3.03)             8.19
                                         =======================

Liabilities which reprice in:
   One year or less..............        $               360,085                           (11.78)            21.31
   Over one year.................                        125,699                           (10.78)            19.39
                                         -----------------------

                                         $               485,784                           (11.38)            20.55
                                         =======================

Total net interest income sensitivity........................................                4.03             (2.25)


While movement of interest rates cannot be predicted with any certainty, management expects interest rates to be relatively stable to slightly lower during 1999 and believes that Community Bank's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending December 31. 1999. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization.

In 1993 and again in 1995, the Company raised capital through the sale of shares of its $.10 par value Common Stock. Both offerings were closed upon being fully subscribed. The Company offered to the public, beginning in the third quarter of 1998, a maximum of 500,000 newly issued shares of its $.10 par value Common Stock at a price of $19.00 per share. The offering was closed on December 1, 1998 upon full subscription of all shares offered for sale, raising approximately $9,467,000 of capital after reduction for offering costs.

The proceeds from all offerings has been available for debt reduction, capital enhancement, growth and expansion of the Company and general corporate purposes.

Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity, amounted to $41,521,000 at December 31, 1998. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-based Capital and was $46,083,000 at year-end 1998. The percentage ratios, as calculated under the guidelines, were 9.94 percent and 11.03 percent for Tier I and Total Risk-based Capital, respectively, at year-end 1998. Both levels currently exceed the minimum ratios of four percent and eight percent, respectively and the well capitalized ratios of six percent and ten percent, respectively.

Applying the current guidelines to 1997 and 1996 also resulted in capital ratios exceeding both the regulatory minimum requirements and requirements to be considered a well capitalized bank.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio the Company's shareholders' equity, minus goodwill, bears to total average assets minus goodwill. The Company's leverage ratios as of December 31, 1998, 1997 and 1996 exceeded the regulatory minimum requirement of 4 percent.


              [The remainder of this page intentionally left blank]

The following table illustrates the company's regulatory capital ratios at December 31, 1998, 1997 and 1996:

                             CAPITAL ADEQUACY RATIOS

                                                                                     December 31,
                                                                        1998             1997              1996
                                                                  --------------    -------------    --------------
                                                                                (Dollars in thousands)

     Tier I Capital.............................................. $       41,521    $      32,638    $       29,941
     Tier II Capital.............................................          4,562            3,773             4,135
                                                                  --------------    -------------    --------------

            TOTAL QUALIFYING CAPITAL............................. $       46,083    $      36,411    $       34,076
                                                                  ==============    =============    ==============

     Risk Adjusted Total Assets (including
       off-balance-sheet exposures).............................. $      417,945    $     306,947    $      297,650
                                                                  ==============    =============    ==============

     Tier I Risk-Based Capital Ratio.............................           9.94%           10.63%            10.06%
                                                                  ==============    =============    ==============

     Total Risk-Based Capital Ratio..............................          11.03%           11.86%            11.45%
                                                                  ==============    =============    ==============

     Leverage Ratio..............................................           7.79%            6.94%             9.20%
                                                                  ==============    =============    ==============

In addition to regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. The following table summarizes these and other key ratios for the Company for each of the last three years.

                           RETURN ON EQUITY AND ASSETS

                                                                                     Years Ended December 31,
                                                                            ---------------------------------------
                                                                             1998            1997              1996
                                                                            -----            ----              ----
Return on average assets..........................................           0.67%           0.74%             0.82%
Return on average equity..........................................           9.59           10.51             11.50
Dividend payout ratio.............................................          55.60           40.50             26.90
Average equity to average assets ratio............................           7.79            7.06              7.13



              [The remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the principal source of a financial institution's earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities impact net interest income. All discussions in this section assume a taxable equivalent basis unless otherwise noted.

Net interest income for 1998 increased 18.0 percent from 1997 and 11.9 percent in 1997 over 1996. An increase in average earning asset and average interest-bearing liabilities in 1998 and 1997 accounted for the majority of the increase. The "Rate/Volume Variance Analysis" table provides the detail changes in interest income, interest expense and net interest income due to changes in average balances and rates.

Interest income increased 17.1 percent in 1998 and 12.0 percent in 1997. The 1998 increase is due both to the 13.3 percent increase in average earning assets and the 30 basis point rise in the average yield on earning assets. The increase in interest income in 1997 was attributable to the 11.3% increase in average earning assets. Interest income on loans increased 20.7 percent primarily due to a 16.5 percent increase in the average balances outstanding coupled with a 36 basis point increase in the average yield. Interest income on investment securities increased 2.5 percent from 1997 to 1998 primarily as a result of the
8.0 percent increase in the average balances outstanding.

Total interest expense increased 16.1 percent primarily due to the effect of a
14.2 percent increase in average interest-bearing liabilities, coupled with the effect of a 9 basis point increase in the rate paid. The rise of interest on deposits and short-term borrowings was due to an increase in average balances which exceeded declines in deposit rates.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The net interest margin for 1998 was 4.64 percent as compared to 4.46 percent for 1997.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread for 1998 increased 21 basis points to 4.15 percent from the 1997 spread of 3.94 percent, as the yields on earning assets increased as the cost of interest-bearing liabilities decreased. See the accompanying tables entitled "Consolidated Average Balances, Interest Income/Expenses and Yields/Rates" and "Rate/Volume Variance Analysis" for more information.




              [The remainder of this page intentionally left blank]

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

                                                                             Years Ended December 31,
                                                         ----------------------------------------------------------
                                                          1998         1997         1996         1995          1994
                                                          ----         ----         ----         ----          ----

Rate earned on earning assets.....................       9.15%         8.94%        8.85%        8.82%         8.20%

Rate paid on borrowed funds.......................       5.23          5.14         5.18         5.17          4.33

Interest rate spread..............................       3.92          3.80         3.67         3.65          3.87

Net yield on earning assets.......................       4.41          4.32         4.26         4.21          4.44


During 1998, the banking industry experienced a declining interest rate environment as evidenced by two drops, of 25 basis points each, in the prime rate during October 1998 and an additional drop of 25 basis points in the prime rate again in November 1998. Despite the declining interest rate environment, the Company's net interest income increased by 18.8 percent due to the 13.3 percent increase in average earning assets. This is in contrast to a relatively flat interest rate environment during 1997.

Absolute changes in net interest income from 1997 to 1998 and from 1996 to 1997 were $3,422,000 and $2,076,000, respectively, as reported in the Consolidated Statements of Income. The net interest margin increased to 4.52 percent in 1998 from 4.32 percent in 1997 and the interest rate spread increased to 4.04 percent for 1998 from 3.80 percent for 1997.





              [The remainder of this page intentionally left blank]

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES Taxable Equivalent Basis (Dollars in Thousands)

                                                            YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                                        1998
                                                     --------------------------------------
                                                     AVERAGE        INCOME/          YIELD/
                                                     BALANCE        EXPENSE           RATE
                                                     -------        -------           ----
ASSETS
  Earning assets:
   Loans, net of unearned income (1) .........      $ 378,189       $38,616          10.21%
   Investment securities:
    Taxable ..................................         74,952         4,488           5.99
    Tax-exempt ...............................         13,488         1,139           8.44
                                                    ---------       -------
     Total investment securities .............         88,440         5,627           6.36
    Time deposits in other banks .............          1,006            91           9.05
    Federal funds sold .......................         11,558           611           5.29
                                                     --------        ------
  Total interest-earning assets (2) ..........        479,193        44,945           9.38

  Noninterest-earning assets:
   Cash and due from banks ...................         21,609
   Premises and equipment ....................         26,986
   Accrued interest and other assets .........         13,642
   Allowance for loan losses .................         (2,960)
                                                    ---------

    Total assets .............................      $ 538,470
                                                    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing liabilities:
   Demand deposits ...........................      $  85,044         3,286           3.86
   Savings deposits ..........................         46,374         1,651           3.56
   Time deposits .............................        292,357        17,026           5.82
                                                    ---------       -------
                                                      423,775        21,963           5.18
   Other short-term borrowings ...............          3,258           164           5.03
   Long-term debt ............................          6,878           566           8.23
                                                    ---------       -------
    Total interest-bearing liabilities .......        433,911        22,693           5.23
                                                                    -------           ----
  Noninterest-bearing liabilities:
   Demand deposits ...........................         60,147
   Accrued interest and other liabilities ....          7,094
   Shareholders' equity ......................         37,318
                                                    ---------

    Total liabilities and shareholders' equity      $ 538,470
                                                    =========

Net interest income/net interest spread ......                       22,252           4.15%
                                                                                      ====

Net yield on earning assets ..................                                        4.64%
                                                                                      ====
Taxable equivalent adjustment:
  Loans ......................................                          374
  Investment securities ......................                          752
                                                                    -------
   Total taxable equivalent adjustment .......                        1,126
                                                                    -------

Net interest income ..........................                      $21,126
                                                                    =======

------------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34 percent, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

                                        Years Ended December 31,
-----------------------------------------------------------------------------------------------------
                        1997                                                 1996
-------------------------------------------------    ------------------------------------------------
    Average           Income/           Yield/          Average            Income/          Yield/
    Balance           Expense            Rate           Balance            Expense           Rate
    -------           -------            ----           -------            -------           ----
   $324,745           $31,999            9.85%         $276,878            $27,468           9.92%

     69,432             4,410            6.35            73,011              4,702           6.44
     12,475             1,080            8.66            16,049              1,380           8.60
   --------           -------                          --------            -------
     81,907             5,490            6.70            89,060              6,082           6.83
      2,483               113            4.55             2,522                122           4.84
     13,704               796            5.81            11,319                604           5.34
   --------           -------                          --------            -------
    422,839            38,398            9.08           379,779             34,276           9.03


     19,732                                              20,276
     20,126                                              15,187
     13,156                                               8,931
     (2,472)                                             (2,334)
   --------                                            --------

   $473,381                                            $421,839
   ========                                            ========



   $ 66,265             2,722            4.11          $ 55,990              2,106           3.76
     50,393             1,784            3.54            50,844              1,924           3.78
    253,095            14,258            5.63           218,720             12,565           5.74
   --------           -------                          --------            -------
    369,753            18,764            5.07           325,554             16,595           5.10
      2,524               146            5.78             2,824                155           5.49
      7,833               631            8.06             8,053                676           8.39
   --------           -------                          --------            -------
    380,110            19,541            5.14           336,431             17,426           5.18
                      -------         -------                              -------          -----

     55,466                                              51,003
      4,377                                               4,326
     33,428                                              30,079
   --------                                            --------

   $473,381                                            $421,839
   ========                                            ========

                       18,857            3.94%                              16,850           3.85%
                                      =======                                               =====

                                         4.46%                                               4.44%
                                      =======                                               =====

                          240                                                  206
                          367                                                  470
                      -------                                              -------
                          607                                                  676

                      $18,250                                              $16,174
                      =======                                              =======

RATE/VOLUME VARIANCE ANALYSIS
TAXABLE EQUIVALENT BASIS

                                                             Average Volume                  Change in Volume
                                                 ---------------------------------       -------------------------
                                                   1998         1997          1996       1998-1997       1997-1996
                                                   ----         ----          ----       ---------       ---------
                                                                           (Dollars in Thousands)
EARNING ASSETS:
Loans, net of unearned income ............      $378,189      $324,745      $276,878      $ 53,444       $ 47,867

Investment securities:
   Taxable ...............................        74,952        69,432        73,011         5,520         (3,579)
   Tax exempt ............................        13,488        12,475        16,049         1,013         (3,574)
                                                --------      --------      --------      --------       --------

     Total investment securities .........        88,440        81,907        89,060         6,533         (7,153)
Interest-bearing deposits with other banks         1,006         2,483         2,522        (1,477)           (39)
Federal funds sold .......................        11,558        13,704        11,319        (2,146)         2,385
                                                --------      --------      --------      --------       --------

      Total earning assets ...............      $479,193      $422,839      $379,779      $ 56,354       $ 43,060
                                                ========      ========      ========      ========       ========

INTEREST-BEARING LIABILITIES:
Deposits:
   Demand ................................      $ 85,044      $ 66,265      $ 55,990      $ 18,779       $ 10,275
   Savings ...............................        46,374        50,393        50,844        (4,019)          (451)
   Time ..................................       292,357       253,095       218,720        39,262         34,375
                                                --------      --------      --------      --------       --------
      Total interest-bearing deposits ....       423,775       369,753       325,554        54,022         44,199

Other short-term borrowings ..............         3,258         2,524         2,824           734           (300)
Long-term borrowings .....................         6,878         7,833         8,053          (955)          (220)
                                                --------      --------      --------      --------       --------

      Total interest-bearing liabilities .      $433,911      $380,110      $336,431      $ 53,801       $ 43,679
                                                ========      ========      ========      ========       ========

Net interest income/net interest spread............................................................................

Net yield on earning assets........................................................................................

Net cost of funds..................................................................................................


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                                     Variance Attributed to (1)
                                                                                  ----------------------------------
        Average Rate            Interest Income/Expense          Variance               1998              1997
  -----------------------     -------------------------  ----------------------   ---------------    ---------------
  1998       1997    1996       1998     1997      1996  1998-1997    1997-1996   VOLUME     RATE    Volume     Rate
  ----       ----    ----       ----     ----      ----  ---------    ---------   ------     ----    ------     ----
                                                       (Dollars in Thousands)

 10.21%     9.85%    9.92%    $38,616  $31,999   $27,468  $6,617       $4,531     $5,415    $1,202    $4,726    $(195)

  5.99      6.35     6.44       4,488    4,410     4,702      78         (292)       337      (259)     (227)     (65)
  8.44      8.66     8.60       1,139    1,080     1,380      59         (300)        87       (28)     (310)      10
                              -------  -------   -------   ------      ------     ------      ----    ------    -----

  6.36      6.70     6.83       5,627    5,490     6,082     137         (592)       424      (287)     (537)     (55)
  9.05      4.55     4.84          91      113       122     (22)          (9)       (92)       70      (  2)      (7)
  5.29      5.81     5.34         611      796       604    (185)         192       (118)      (67)      135       57
                              -------  -------   -------   ------      ------     ------      ----    ------    -----

  9.38      9.08     9.03      44,945   38,398    34,276    6,547       4,122      5,629       918     4,322     (200)


  3.86      4.11     3.76       3,286    2,722     2,106      564         616        737      (173)      409      207
  3.56      3.54     3.78       1,651    1,784     1,924     (133)       (140)      (143)       10       (17)    (123)
  5.82      5.63     5.74      17,026   14,258    12,565    2,768       1,693      2,273       495     1,938     (245)
                              -------  -------   -------   ------      ------     ------      ----    ------    -----
  5.18      5.07     5.10      21,963   18,764    16,595    3,199       2,169      2,867       332     2,330     (161)

  5.03      5.78     5.49         164      146       155       18          (9)        39       (21)      (17)       8
  8.23      8.06     8.39         566      631       676      (65)        (45)       (78)       13       (18)     (27)
                              -------  -------   -------   ------      ------     ------      ----    ------    -----

  5.23      5.14     5.18      22,693   19,541    17,426    3,152       2,115      2,828       324     2,295     (180)
  ----      ----     ----     -------  -------   -------   ------      ------     ------      ----    ------    -----

  4.15%     3.94%    3.85%    $22,252  $18,857   $16,850   $3,395      $2,007     $2,801      $594    $2,027    $ (20)
  ====      ====     ====     =======  =======   =======   ======      ======     ======      ====    ======    =====
  4.64%     4.46%    4.44%
  ====      ====     ====
  4.74%     4.62%    4.59%
  ====      ====     ====

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $885,000, $773,000 and $834,000 in 1998, 1997 and 1996, respectively. This represents an increase of $112,000, or 14.4 percent, in 1998, compared to declines of $61,000, or 7.4 percent, in 1997, and $254,000, or 23.3 percent, in 1996. There was a 39.4 percent increase in the allowance for loan losses at December 31, 1998 as compared to December 31, 1997, in contrast to a decrease of 12.1 percent at December 31, 1997 as compared to December 31, 1996. The increase in the allowance for loan losses during 1998 was due primarily to reserves purchased through acquisitions. Net loan charge-offs increased 23.1 percent in 1998 after decreasing 6.1 percent in 1997. Net charge-offs on consumer loans amounted to
82.7 percent of total net charge-offs for 1998 compared to 63.7 percent in 1997 and 53.0 percent in 1996. Management believes that the $2,971,000 in the allowance for loan losses at December 31, 1998 (.68% of total net outstanding loans at that date) was adequate to absorb known risks in the portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 1998.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                              1998       1997         1996        1995         1994
                                                           ---------    --------    ---------   ---------   ----------
                                                                            (Dollars  in Thousands)

Allowance for loan losses at beginning of year............ $   2,131    $  2,425    $   2,209   $   1,548   $    1,255
Loans charged off:
  Commercial, financial and agricultural..................       190          80          392         110           91
  Real Estate - mortgage..................................        50         325          158         -0-          -0-
  Consumer................................................     1,223         783          680         399          319
                                                           ---------    --------    ---------   ---------   ----------
    Total loans charged off...............................     1,463       1,188        1,230         509          410
                                                           ---------    --------    ---------   ---------   ----------

Recoveries on loans previously charged off:
  Commercial, financial and agricultural..................        11           5           10          22           52
  Real Estate - mortgage..................................       -0-           9            1           1            2
  Consumer................................................       126          97           72          59           11
                                                           ---------    --------    ---------   ---------   ----------
    Total recoveries......................................       137         111           83          82           65
                                                           ---------    --------    ---------   ---------   ----------

Net loans charged off.....................................     1,326       1,077        1,147         427          345

Reserves acquired through purchase........................     1,281          10          529         -0-          -0-

Provision for loan losses.................................       885         773          834       1,088          638
                                                           ---------    --------    ---------   ---------   ----------

Allowance for loan losses at end of period................ $   2,971    $  2,131    $   2,425   $   2,209   $    1,548
                                                           =========    ========    =========   =========   ==========

Loans, net of unearned income, at end of period........... $ 433,853    $326,134    $ 322,762   $ 237,841   $  206,428
                                                           =========    ========    =========   =========   ==========

Average loans, net of unearned income,
  outstanding for the period.............................. $ 378,189    $324,745    $ 276,878   $ 223,222   $  178,123
                                                           =========    ========    =========   =========   ==========

                                                               1998         1997         1996       1995          1994
                                                               ----         ----         ----       ----          ----

Ratios:
   Allowance at end of period to loans, net of
    unearned income.......................................       .68%        .65%         .75%        .93%         .75%
  Allowance at end of period to average loans,
    net of unearned income................................       .79         .66          .88         .99          .87
  Net charge-offs to average loans, net of
    unearned income.......................................       .35         .33          .41         .19          .19
  Net charge-offs to allowance at end of period...........     44.63       50.54        47.30       19.33        22.29
  Recoveries to prior year charge-offs....................     11.53        9.02        16.31       20.00        21.96


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

In evaluating the allowance, management also considers the historical loan loss experience of Community Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. Community Bank allocates its allowance for loan losses to specific loan categories based on an average of the previous five years net losses for each loan type.

Management allocated the allowance for loan losses to specific loan classes as follows:


                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                      December 31,
                      --------------------------------------------------------------------------------------------------------------
                                1998                  1997                  1996                    1995                 1994
                      ----------------------    -------------------    ------------------     -----------------    -----------------
                                     PERCENT               Percent               Percent               Percent              Percent
                      AMOUNT        OF TOTAL    Amount     of Total    Amount    of Total     Amount   of Total    Amount   of Total
                      ------        --------    ------     --------    ------    --------     ------   --------    ------   --------
                                                                  (Dollars in Thousands)
Domestic loans
  Commercial,
   financial and
   and agricultural      $  526        17.7%   $  149          7%      $  800       33%      $    442     20%      $  170     11%
  Real estate -
   mortgage .......         357          12       618         29          340       14             --     --           --     --
  Consumer ........       2,088        70.3     1,364         64        1,285       53          1,767     80        1,378     89
                         ------      ------    ------      -----       ------      ---       --------   ----       ------     --
                         $2,971         100%   $2,131        100%      $2,425      100%      $  2,209    100%      $1,548    100%
                         ======      ======    ======      =====       ======      ===       ========   ====       ======    ===

NONPERFORMING ASSETS

Nonperforming assets as of December 31, 1998 increased 71.9 percent from year-end 1997. Nonperforming loans include loans classified as nonaccrual or renegotiated and those past due 90 days or more for which interest is still being accrued. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 1998. The following table summarizes the Company's nonperforming assets for each of the last five years.

                              NONPERFORMING ASSETS

                                                                              December 31,
                                                     --------------------------------------------------------------
                                                        1998         1997         1996         1995          1994
                                                     ---------    ---------     --------     --------     ---------
                                                                         (Dollars in Thousands)
Nonaccruing loans.................................   $   1,600    $   1,093     $    565     $    491     $     422
Loans past due 90 days or more....................       2,384          975          470          317           343
Restructured loans................................         -0-          -0-          -0-          -0-           -0-
                                                     ---------    ---------     --------     --------     ---------
Total nonperforming loans.........................       3,984        2,068        1,035          808           765
Other real estate.................................         699          656          791          417           290
                                                     ---------    ---------     --------     --------     ---------

  Total nonperforming assets......................   $   4,683    $   2,724     $  1,826     $  1,225     $   1,055
                                                     =========    =========     ========     ========     =========

Ratios:
 Loan loss allowance to
  total nonperforming assets......................        0.63         0.78         1.33         1.80          1.47
                                                     =========    =========     ========     ========     =========
 Total nonperforming loans to total
  loans (net of unearned interest)................       0.009        0.006        0.003        0.003         0.004
                                                     =========    =========     ========     ========     =========
 Total nonperforming assets
  to total assets.................................       0.008        0.006        0.004        0.003         0.004
                                                     =========    =========     ========     ========     =========

The ratio of loan loss allowance to total nonperforming assets decreased by 19.2 percent to 0.63 during 1998, compared to a decrease of 41.4 percent, to 0.78 percent, during 1997. The ratio of total nonperforming loans to total loans increased 50.0 percent, to 0.009, during 1998, and total nonperforming assets to total assets increased by 0.2% from 1997 to 1998, placing it at a slightly higher level than in the previous three years. Each of these ratios compare favorably with industry averages, and management is aware of no factors which should suggest that they are prone to increases in future periods.

For the years ended December 31, 1998, 1997 and 1996, the difference between the gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was immaterial.

There were no concentrations of loans exceeding 10 percent of total loans which are not otherwise disclosed as a category of loans.

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

There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, or Statement of Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures.

NONINTEREST INCOME

Noninterest income for 1998 totaled $8,102,398, as compared to $4,890,980 in 1997 and $4,447,235 in 1996. These amounts are primarily from service charges on deposit accounts, insurance commissions, Bank club dues ( a deposit account packaged with other financial services) and debt cancellation fees. Service charge increases are primarily a reflection of the deposit growth of the Company as it has expanded into new markets. The insurance commissions increased in 1998 as a result of the activities of the Company's Community Insurance unit in the areas of title insurance and life insurance. Service charges and Bank club dues were up a combined 19.8%, primarily due to the continued geographic expansion of the Company's bank subsidiary, leading to increases in the types of transaction accounts which create these kinds of fees. The Company also recognized a gain on the sale of investment securities in connection with a restructuring of its investment portfolio in October 1998.

                               NONINTEREST INCOME

                                                       Years Ended December 31,                Percent Change
                                               --------------------------------------      ------------------------
                                                   1998         1997          1996         1998/1997      1997/1996
                                               ----------    ----------   -----------      ---------      ---------
                                                         (Dollars in Thousands)
  Service charges on deposits...............   $    3,055    $    2,512   $     2,229          26.6%         12.7%
  Insurance commissions.....................        2,269           796           656         185.1          21.3
  Investment securities gains (losses)......          466            (3)            8       15633.3        (137.5)
  Bank club dues............................          631           562           498          12.3          12.9
  Debt cancellation fees....................          688           275           388         150.2         (29.1)
  Other.....................................          993           749           668          32.6          12.1
                                               ----------    ----------   -----------

                                               $    8,102    $    4,891   $     4,447          65.7          10.0
                                               ==========    ==========   ===========


NONINTEREST EXPENSES

Noninterest expenses totaled $23,783,885 in 1998, which represents a 36.5 percent increase over 1997 noninterest expenses, which were 16.9 percent higher than in 1996. Salaries and benefits increased $3,786,442, or 36.4 percent to $14,189,168 in 1998, reflecting the increased personnel costs of completing the staffing of the new Alabama bank locations and finance offices. Director and committee fees, which were $638,120 in 1997 and $465,775 in 1996, increased 11.4% in 1998 to $711,358. Occupancy expense increased 44.3% to $2,113,400 in

1998 primarily as a result of the building and renovation of several bank locations. Furniture and equipment expense increased 27.2% in 1998 from the 1997 amount, to $1,543,634, compared to a 20.8% increase in 1997. Other operating expenses increased 41.6% to $5,226,325 during 1998. From 1996 to 1997, other operating expenses increased 13.0%.

                              NONINTEREST EXPENSES

                                                        Years Ended December 31,                 Percent Change
                                               --------------------------------------       ------------------------
                                                   1998          1997           1996        1998/1997      1997/1996
                                               ----------    ----------   -----------       ---------      ---------
                                                         (Dollars in Thousands)
  Salaries and employee benefits............   $   14,189    $   10,403   $     9,135          36.4%         13.9%
  Occupancy expense.........................        2,113         1,478         1,031          43.0          43.4
  Furniture and equipment expense...........        1,544         1,214         1,005          27.2          20.8
  Director and committee fees...............          711           638           466          11.4          36.9
  Amortization of intangibles...............          440           328           275          34.2          19.3
  Advertising...............................           93           238           229         (60.9)          3.9
  Insurance.................................          130           283           224         (54.1)         26.3
  Professional fees.........................          360           273           250          31.9           1.0
  Supplies..................................          471           537           547         (12.3)         (1.8)
  Postage...................................          364           280           257          30.0           9.0
  Telephone.................................          554           357           298          55.2          19.8
  Training and Education....................          256            98            45         161.2         117.8
  Other.....................................        2,559         1,296         1,140          97.5          13.6
                                               ----------    ----------   -----------

                                               $   23,784    $   17,423   $    14,902          36.5          16.9
                                               ==========    ==========   ===========

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. This planning resulted in a provision for income taxes of $1,526,204 (29.9%) for 1998, on pre-tax income of $5,105,697. The tax for 1997 was $1,451,419 (29.3%)
on income of $4,945,355 and for 1996 was $1,426,344 (29.2%) on income of
$4,885,330. These tax amounts and rates are lower than the statutory Federal tax rate of 34 percent primarily due to investments in loans and securities earning interest income that is exempt from Federal taxation. As proportionately fewer available funds are invested in tax-exempt assets, the effective tax rate will more closely approximate the statutory Federal tax rate. In 1998 the effective tax rate was 87.9 percent of the statutory Federal tax rate, compared to 86.2 percent in 1997. A more detailed explanation of income tax expense is included in the accompanying notes to the Consolidated Financial Statements.

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

YEAR 2000 ISSUES

The Year 2000 issue is the result of potential problems with computer systems or other equipment with computer chips using dates that have been sorted as two digits rather than four (e.g. "98" for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or perform similar tasks.

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

As a financial institution, the Company's compliance has been closely monitored by federal regulatory agencies, which have completed a phase one and phase two examination of the Company and its Year 2000 readiness in the past nine months. As of December 31, 1998, no regulatory restriction had been imposed on the Company by federal regulatory authorities in connection with the Company's current Year 2000 plan and implementation.

Prior to year-end 1998, the Company had identified its mission critical and non-mission critical systems and had completed the assessment phase of each system's Year 2000 readiness. Mission critical systems are those systems that are vital to the core business activity of the Company and include mainframe computer applications such as deposit, loan and general ledger systems as well as the system operating software. In July 1998, the Company purchased and installed new Year 2000 compliant hardware and software systems to support all core application processing which were deemed to be mission critical. Non-mission critical systems typically include embedded technology, such as a micro-controller in elevators. As of December 31, 1998, all mission critical systems have been validated and it is anticipated that all remaining non-critical systems will be validated by March 31, 1999.

The Company has also evaluated all significant credit customer relationships to determine any risk represented to the Company by the impact of Year 2000 on customers' operations. Based on this evaluation, the Company is not aware of more than normal credit risk associated with these relationships and management does not believe that any special additions to the allowance for loan losses are necessary. The Company's assessment of these parties will be ongoing throughout 1999 in order to identify any changes in the readiness of its credit customers that could negatively impact the Company.

During 1998, the Company spent approximately $415,000 related to the purchase of new hardware and software to correct Year 2000 problems. These costs have been capitalized and will be amortized over the life of the related assets. The Company spent an additional $5,000 for testing of the core system and estimates it will spend approximately $15,000 during 1999 for third party reviews of test results. Since this is an ongoing process involving continual evaluation, the Company could incur additional unanticipated cost associated with its Year 2000 readiness. However, management believes that these cost would be material to the Company's financial condition or results of operations.

Throughout 1998, the Company worked to assess Year 2000 readiness of vendors, business partners, and other counter parties, focusing on those considered critical to the Company's operations. The Company began assessing the Year 2000 readiness of depositors and other funds providers during the third quarter of

1998. The Company will continue to monitor and evaluate the Year 2000 readiness of third parties and take appropriate measures, including development of contingency plans, to mitigate the risk to the Company where Year 2000 noncompliance by third parties could have a material adverse impact on the Company's financial condition or results of operations. However, the impact of Year 2000 noncompliance by all third parties with which the Company transacts business cannot be assessed at this time.

Management expects its remediation efforts to occur in a timely manner and does not anticipate significant disruptions in its operations. Failure to complete such remediations in a timely fashion could have an adverse impact on the Company's financial condition and results of operations. Management is currently developing a contingency plan to address any potential failures.





              [The remainder of this page intentionally left blank]

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. Interest rate sensitivity is a function of the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities. Management monitors its interest rate risk exposure through the use of a Static Gap analysis and an Interest Rate Shock analysis. The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. Community Bank was liability sensitive at year-end 1998, indicating that it had more liabilities than assets repricing during 1999. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at December 31, 1998 was: i) .38% at 30 days; ii) .36% at 90 days; iii) .42% at 180 days; and iv) .43% at 365 days.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a +200 basis points shift and a -200 basis points shift in interest rates.

The following tables estimate the impact of shifts in interest rates on Community Bank's net interest income for the twelve months ending December 31, 1999:

                               RATE SHOCK ANALYSIS

                                                                        -200                               +200
                                                                       Basis                              Basis
                                                                       Points           Level             Points
                                                                  -------------------------------------------------
                                                                                (Dollars in thousands)

Prime Rate....................................................              5.75%            7.75%             9.75%

Interest Income...............................................    $       50,182   $       51,750    $       55,988
Interest Expense..............................................            20,996           23,693            28,562
                                                                  --------------   --------------    --------------

   Net Interest Income........................................    $       29,186   $       28,057    $       27,426
                                                                  ==============   ==============    ==============

Dollar change from Level......................................    $        1,129                     $         (631)
Percentage change from Level..................................              4.03%                             (2.25%)

                              INTEREST SENSITIVITY


                                                                                          Percentage Increase (Decrease)
                                                                                           in Interest Income/Expense
                                             Principal Amount of                          Given Immediate and Sustained
                                              Earning Assets,                                 Interest Rate Shifts
                                              Interest-bearing                           --------------------------------
                                              Liabilities at                               Down 200              Up 200
                                             December 31, 1998                           Basis Points         Basis Points
                                           ---------------------                         ------------         ------------
                                           (Dollars in Thousands)

Assets which reprice in:
   One year or less..............        $               154,840                            (4.31)%            9.61%
   Over one year.................                        375,631                            (2.62)             7.73
                                         -----------------------

                                         $               530,471                            (3.03)             8.19
                                         =======================

Liabilities which reprice in:
   One year or less..............        $               360,085                           (11.78)            21.31
   Over one year.................                        125,699                           (10.78)            19.39
                                         -----------------------

                                         $               485,784                           (11.38)            20.55
                                         =======================

Total net interest income sensitivity........................................                4.03             (2.25)


While movement of interest rates cannot be predicted with any certainty, management expects interest rates to be relatively stable to slightly lower during 1999 and believes that Community Bank's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending December 31. 1999. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.






              [The remainder of this page intentionally left blank]

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



COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Financial Statements

                                                                                                               Page(s)
                                                                                                               -------
Independent Auditor's Report................................................................................      40

Consolidated Statements of Financial Condition as of December 31, 1998 and 1997.............................      41

Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996..........................................................................      42

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1998, 1997 and 1996..........................................................................      43

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................................................................   44-45

Notes to Consolidated Financial Statements -
  December 31, 1998, 1997 and 1996..........................................................................   46-83

Quarterly Results (Unaudited)...............................................................................      84

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Community Bancshares, Inc.

We have audited the consolidated statements of financial condition of Community Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Birmingham, Alabama
March 2, 1999

                                   /S/ DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                     December 31,
                                                                          --------------------------------
                                                                               1998               1997
                                                                          -------------      -------------
ASSETS
  Cash .................................................................. $   6,204,531      $   6,359,331
  Due from banks ........................................................    19,348,639         13,292,647
  Interest-bearing deposits with banks ..................................       950,000          2,514,558
  Federal funds sold ....................................................           -0-         26,600,000
  Securities available for sale .........................................    97,391,609         85,092,069
  Loans .................................................................   435,000,601        327,084,688
  Less: Unearned income .................................................     1,147,965            950,205
        Allowance for loan losses .......................................     2,970,597          2,131,354
                                                                          -------------      -------------
                  NET LOANS .............................................   430,882,039        324,003,129
  Premises and equipment, net ...........................................    29,545,798         22,362,432
  Accrued interest ......................................................     5,991,588          5,089,765
  Intangibles, net ......................................................     6,355,833          4,117,825
  Other real estate .....................................................       699,014            656,271
  Other assets ..........................................................     5,874,546          1,750,819
                                                                          -------------      -------------
                  TOTAL ASSETS .......................................... $ 603,243,597      $ 491,838,846
                                                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing ................................................ $  62,562,296      $  52,356,858
     Interest-bearing ...................................................   476,023,225        388,531,773
                                                                          -------------      -------------
                  TOTAL DEPOSITS ........................................   538,585,521        440,888,631
  Other short-term borrowings ...........................................     2,191,841          2,630,387
  Accrued interest ......................................................     3,580,934          2,912,286
  Long-term debt ........................................................     7,568,716          7,397,612
  Other liabilities .....................................................     4,083,184          2,012,500
                                                                          -------------      -------------
                  TOTAL LIABILITIES .....................................   556,010,196        455,841,416

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY ............................           -0-             18,382
  Shareholders' equity
     Preferred stock, par value $.01 per share, 200,000 shares
         authorized, no shares issued ...................................           -0-                -0-
     Common stock, par value $.10 per share, 20,000,000 and 5,000,000 shares authorized, 4,647,924 and 2,031,606 shares
         issued, as of December 31, 1998 and 1997, respectively .........       464,792            203,161
     Capital surplus ....................................................    29,100,383         18,524,301
     Retained earnings ..................................................    20,169,519         18,824,795
     Unearned ESOP shares - 241,350 and 102,376 shares
         as of December 31, 1998 and 1997, respectively .................    (2,944,232)        (2,002,902)
     Accumulated other comprehensive income .............................       442,939            429,693
                                                                          -------------      -------------

                  TOTAL SHAREHOLDERS' EQUITY ............................    47,233,401         35,979,048
                                                                          -------------      -------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............ $ 603,243,597      $ 491,838,846
                                                                          =============      =============

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                   Years Ended December 31,
                                                                  -------------------------------------------------
                                                                       1998             1997              1996
                                                                  --------------    -------------    --------------
INTEREST INCOME
  Interest and fees on loans..................................... $   38,422,899    $  31,759,123    $   27,261,734
  Interest on investment securities:
    Taxable securities...........................................      4,488,336        4,410,193         4,701,656
    Securities exempt from federal income taxes..................        752,013          712,565           910,822
  Interest on federal funds sold.................................        611,030          795,620           604,111
  Interest on deposits in other banks............................         90,641          113,523           121,568
                                                                  --------------    -------------    --------------
                  TOTAL INTEREST INCOME..........................     44,364,919       37,791,024        33,599,891
                                                                  --------------    -------------    --------------
INTEREST EXPENSE
  Interest on deposits...........................................     21,963,493       18,764,865        16,595,417
  Interest on other short-term borrowings........................        163,673          145,991           154,982
  Interest on long-term debt.....................................        565,887          630,553           675,706
                                                                  --------------    -------------    --------------
                  TOTAL INTEREST EXPENSE.........................     22,693,053       19,541,409        17,426,105
                                                                  --------------    -------------    --------------

NET INTEREST INCOME..............................................     21,671,866       18,249,615        16,173,786
Provision for loan losses........................................        884,682          772,579           834,140
                                                                  --------------    -------------    --------------

                  NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES..............     20,787,184       17,477,036        15,339,646

NONINTEREST INCOME
  Service charges on deposits                                          3,055,298        2,511,501         2,228,762
  Insurance commissions..........................................      2,268,680          795,805           656,134
  Bank club dues.................................................        630,427          562,552           498,282
  Debt cancellation fees.........................................        688,859          274,989           387,876
  Other operating income.........................................        993,152          748,723           668,672
  Investment securities gains (losses)...........................        465,982           (2,590)            7,509
                                                                  ---------------   -------------    --------------
                  TOTAL NONINTEREST INCOME.......................      8,102,398        4,890,980         4,447,235
                                                                  --------------    -------------    --------------

NONINTEREST EXPENSES
  Salaries and employee benefits.................................     14,189,168       10,402,726         9,135,335
  Occupancy expense..............................................      2,113,400        1,477,721         1,030,522
  Furniture and equipment expense................................      1,543,634        1,213,978         1,004,804
  Director and committee fees....................................        711,358          638,120           465,775
  Other operating expenses.......................................      5,226,325        3,690,116         3,265,115
                                                                  --------------    -------------    --------------
                  TOTAL NONINTEREST EXPENSES.....................     23,783,885       17,422,661        14,901,551
                                                                  --------------    -------------    --------------

Income before income taxes.......................................      5,105,697        4,945,355         4,885,330
Provision for income taxes.......................................      1,526,204        1,451,419         1,426,344
                                                                  --------------    -------------    --------------
                  NET INCOME BEFORE MINORITY INTEREST............      3,579,493        3,493,936         3,458,986
Minority interest in consolidated subsidiary.....................            -0-           18,342               -0-
                                                                  --------------    -------------    --------------

                  NET INCOME..................................... $    3,579,493    $   3,512,278    $    3,458,986
                                                                  ==============    =============    ==============

EARNINGS PER COMMON SHARE - basic................................ $          .90    $         .92    $          .93
EARNINGS PER COMMON SHARE - diluted.............................. $          .88    $         .92    $          .93




                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                           Accumulated
                                                                             Unearned         Other
                                 Common       Capital          Retained        ESOP       Comprehensive                Comprehensive
                                  Stock       Surplus          Earnings       Shares          Income        Total          Income
                               ----------   ------------    -------------   -----------    -----------   -----------   -------------
Balance at January 1,1996....  $  184,927   $ 14,821,302    $  14,262,319   $  (995,198)  $    745,887   $29,019,237

Net Income - 1996............                                   3,458,986                                  3,458,986     $3,458,986

Other Comprehensive Income, net:
Net Change in Unrealized Gains
  (Losses) on Securities ....                                                                 (899,449)     (899,449)      (899,449)
                                                                                                                         ----------
Comprehensive Income.........                                                                                            $2,559,537
                                                                                                                         ==========
Cash dividends: Common.......                                    (908,788)                                  (908,788)

Issuance of Common Stock.....      15,073      2,998,420                                                   3,013,493

Release of ESOP shares ......                                                   135,314                      135,314

Pledging of additional ESOP
   shares ...................                                                (1,260,007)                  (1,260,007)
                               ----------   ------------    -------------   -----------    -----------   -----------

Balance at December 31, 1996.     200,000     17,819,722       16,812,517    (2,119,891)      (153,562)   32,558,786

Net Income - 1997............                                   3,512,278                                  3,512,278     $3,512,278

Other comprehensive income, net:
Net Change in Unrealized Gains
  (Losses) on Securities ....                                                                  583,255       583,255        583,255
                                                                                                                         ----------

Comprehensive Income.........                                                                                            $4,095,533
                                                                                                                         ==========

Cash dividends: Common.......                                  (1,500,000)                                (1,500,000)

Issuance of Common Stock.....       3,161        704,579                                                     707,740

Release of ESOP shares.......                                                   116,989                      116,989
                               ----------   ------------    -------------   -----------    -----------   -----------
Balance at December 31, 1997      203,161     18,524,301       18,824,795    (2,002,902)       429,693    35,979,048

NET INCOME - 1998............                                   3,579,493                                  3,579,493     $3,579,493

OTHER COMPREHENSIVE INCOME, NET:
NET CHANGE IN UNREALIZED GAINS
  (LOSSES) ON SECURITIES ....                                                                   13,246        13,246         13,246
                                                                                                                         ----------

COMPREHENSIVE INCOME.........                                                                                            $3,592,739
                                                                                                                         ==========

CASH DIVIDENDS: COMMON.......                                  (2,031,608)                                (2,031,608)

2:1 STOCK SPLIT..............     203,161                        (203,161)                                       -0-

ISSUANCE OF COMMON STOCK.....      58,470     10,576,082                                                  10,634,552

RELEASE OF ESOP SHARES.......                                                   135,628                      135,628

PLEDGING OF ADDITIONAL ESOP
   SHARES....................                                                (1,076,958)                  (1,076,958)
                               ----------   ------------    -------------   -----------    -----------   -----------

BALANCE AT DECEMBER 31, 1998.  $  464,792   $ 29,100,383    $  20,169,519   $(2,944,232)   $   442,939   $47,233,401
                               ==========   ============    =============   ===========    ===========   ===========



                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



                                                                                       Years Ended December 31,
                                                                        -------------------------------------------------
                                                                             1998              1997              1996
                                                                        -------------      ------------      ------------
OPERATING ACTIVITIES:
  Net income ......................................................     $   3,579,493      $  3,512,278      $  3,458,986
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses ....................................           884,682           772,579           834,140
     Provision for depreciation and amortization ..................         1,990,250         1,577,243         1,251,145
     Amortization of investment security
       premiums and accretion of discounts ........................           166,455            82,839           (44,943)
     Deferred tax expense .........................................           308,759           386,061            61,324
     Realized investment security (gains) losses ..................          (465,982)            2,590            (7,509)
     Loss (gain) on sale of premises and equipment ................            26,599           (64,787)           39,866
     Increase in accrued interest receivable ......................          (901,823)         (242,457)       (1,009,584)
     Increase in accrued interest payable .........................           668,648           369,461           233,690
     Other ........................................................        (3,520,039)         (439,836)        1,217,000
                                                                        -------------      ------------      ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ................         2,737,042         5,955,971         6,034,115
                                                                        -------------      ------------      ------------

INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale ............        24,045,040         5,007,863        20,014,380
  Proceeds from maturity of securities available for sale .........        21,785,801         6,636,625        15,569,562
  Purchase of securities available for sale .......................       (57,808,777)       (8,938,589)      (53,952,015)
  Net decrease (increase) in interest-bearing
    deposits with other banks .....................................         1,564,558          (740,780)          138,510
  Cash used in acquisition of bank branches and finance offices ...        (5,321,041)              -0-          (929,639)
  Net increase in loans to customers ..............................       (99,903,246)       (5,349,333)      (43,823,086)
  Proceeds from sale of premises and equipment ....................            87,630           250,596           115,319
  Capital expenditures ............................................        (8,452,082)       (6,420,709)       (5,352,381)
  Net proceeds from sale of other real estate .....................         1,119,355           240,000           380,508
                                                                        -------------      ------------      ------------
          NET CASH USED IN INVESTING ACTIVITIES ...................      (122,882,762)       (9,314,327)      (67,838,842)
                                                                        -------------      ------------      ------------

FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts ..........................................        30,636,345         8,114,624        19,052,113
  Net increase in certificates of deposit .........................        61,416,395        31,022,542        15,686,984
  Net (decrease) increase in short-term borrowings ................          (438,546)       (5,275,058)        6,897,972
  Repayment of long-term debt .....................................          (770,226)         (766,848)         (763,117)
  Issuance of common stock ........................................        10,634,552           402,897         3,013,493
  Cash dividends ..................................................        (2,031,608)       (1,500,000)         (908,788)
                                                                        -------------      ------------      ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ................        99,446,912        31,998,157        42,978,657
                                                                        -------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents ..............       (20,698,808)       28,639,801       (18,826,070)

Cash and cash equivalents at beginning of year ....................        46,251,978        17,612,177        36,438,247
                                                                        -------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..........................     $  25,553,170      $ 46,251,978      $ 17,612,177
                                                                        =============      ============      ============


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


                                                                                 Years Ended December 31,
                                                                  --------------------------------------------------
                                                                        1998             1997              1996
                                                                  --------------    -------------    --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest..................................................... $   22,024,405    $  19,171,945    $   16,956,814
    Income taxes.................................................        843,623        1,933,488           601,000


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

Other real estate of $792,518, $808,150 and $1,328,284 was acquired in 1998, 1997 and 1996, respectively, through foreclosure. Other assets acquired by foreclosure amounted to $277,675 in 1998 and $471,027 in 1997.

Upon the pledging of additional shares to obtain additional ESOP debt of $1,076,958 on December 1, 1998 and $1,260,007 on May 17, 1996, long-term debt was increased and equity was decreased. The debt was reduced and shares were released by $135,628, $116,989, and $135,314, respectively, during each of the years ended December 31, 1998, 1997, and 1996 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

In August 1997, the Company issued 11,770 shares of its common stock to the owners of Southern Select Insurance, Inc. as a portion of the consideration given in exchange for 51% of its issued and outstanding common stock. The Company issued an additional 22,306 shares of its common stock, in April 1998, to the owners of Southern Select Insurance, Inc. as a portion of the consideration in exchange for the remaining 49% of its issued and outstanding common stock. In April 1998 the Company issued 10,833 shares of its common stock to the owners of Chafin Insurance Agency, Inc. as a portion of the consideration given in exchange for 100% of the issued and outstanding shares of common stock. The Company also issued 6,667 shares of its common stock to the owner of the Jim Murphree Insurance Agency, Inc. as a portion of the consideration given in exchange for 100% of the issued and outstanding shares of common stock.






              [The remainder of this page intentionally left blank]














                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation   The consolidated financial statements include the
accounts of Community Bancshares, Inc. and its wholly owned subsidiaries (the "Company"), Community Bank, Community Appraisals, Inc., Community Insurance Corp. and 1st Community Credit Corporation (collectively, the "Bank.") All significant intercompany balances and transactions have been eliminated.

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

Investments in Securities   The Company's investments in securities must be
classified as either "Investment Securities Held to Maturity" or "Investment Securities Available for Sale" and accounted for as follows:

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

Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders's equity (Accumulated Other Comprehensive Income) until realized.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


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

                                                        1998          1997          1996
                                                      ---------     ---------     ---------

Weighted average of common shares outstanding ...     3,994,798     3,807,232     3,727,506
Effect of dilutive options ......................        57,461        22,999           -0-
                                                      ---------     ---------     ---------

Weighted average of common shares
   Outstanding effected for dilution ............     4,052,259     3,830,231     3,727,506
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

Pension and Employee Stock Ownership Plans   The Company and its subsidiaries
have various employee benefit plans which cover substantially all employees. Pension expense is determined based on an actuarial valuation. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Contributions to the Employee Stock Ownership Plan are determined by the Board of Directors but may not be less than the amount required to cover the debt service on the ESOP loan. In February 1998, the Financial Accounting Standards Board issued Financial Accounting Statement SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. This Statement standardizes the disclosure requirement for pensions and other postretirement benefits to the extent practicable, and requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures previously required. The adoption of this statement had no material impact on the financial condition or results of operations of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Intangibles   Intangibles consist primarily of legal organizational costs and goodwill. Organizational costs are generally amortized over 5 years using the straight-line method. The goodwill intangible represents premiums paid on the purchase of assets and deposit liabilities. The asset is stated at cost, net of accumulated amortization, which is provided using the straight-line method over the estimated useful life of approximately 15 and 20 years.

Off Balance Sheet Financial Instruments   In the ordinary course of business the
Company has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines of up to $10,000,000. In addition, the Company has an available overnight funds line of up to $70,000,000 from the Federal Home Loan Bank of Atlanta (FHLB-Atlanta).

Debt Cancellation Contracts   The Company began issuing debt cancellation
contracts on certain loans to customers as of October 1, 1995. The contract represents an agreement by the Company to cancel the debt of the borrower upon said borrower's death. Contracts may not be written on loans in excess of $15,000 per borrower. The Company charges fees equivalent to that authorized by the state banking authorities and establishes a reserve account, from fees collected, to cover potential claims. The reserve for debt cancellation contracts totaled $137,803 and $135,139 at December 31, 1998 and 1997.

Cash Flow Information   For purposes of the statements of cash flows, the
Company considers cash, due from banks and federal funds sold as cash and cash equivalents.

Stock Based Compensation   The Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS No. 123, became effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related Interpretations or selecting the fair value method of expense recognition as described in SFAS No. 123. The Company has elected to follow APB No. 25 in accounting for its employee stock options.

Repurchase Agreements   In June 1996, the Financial Accounting Standards board
issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, relating to repurchase agreements, securities lending and other similar transactions, and pledged collateral. This statement established new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral. Subsequently, SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125 was issued and deferred

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

implementation of certain aspects of the original statement until January 1, 1998. The adoption of these provisions did not have a material impact on the Company's financial position or results of operations.

Net Income Per Share   The Company also adopted SFAS No. 128, Earnings Per
Share, during 1997. See Note 1 - Earnings per Share, and Note 11 - Prior Period Restatement.

Reclassification   Certain amounts in 1997 and 1996 have been reclassified to conform with the 1998 presentation.

Recently Issued Accounting Standards   In June 1997, the Financial Accounting
Standards Board issued Financial Accounting Statement No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes reporting and presentation standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances arising from nonowner sources. The adoption of this statement, on January 1, 1998, had no material impact on the Company's financial condition or results of operations.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. All of the Company's subsidiaries offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

In February 1998, the FASB issued SFAS No 132, Employer's Disclosures about Pension and Other Postretirement Benefits. This statement standardizes the disclosure requirement for pensions and other Postretirement benefits to the extent practicable, and requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures previously required. The adoption of this statement had no material impact on the financial condition or results of operations of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve. The amount of those reserves required at December 31, 1998 was approximately $1,481,000.

During 1998 the Bank implemented a system, which under Regulation D and recent Federal Reserve Rulings, allows the Bank to segregate its transaction accounts into a transaction sub-account component and a non-transaction sub-account component. The transaction sub-account component remains subject to the higher 10% reserve requirement while the non-transaction sub-account component is subject to a 3% reserve requirement. This process allows the Bank to maintain lower reserves required by the Federal Reserve System.


NOTE 3 - INVESTMENT SECURITIES

At December 31, 1998 and 1997, the Company's investment securities are categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity, (Accumulated Other Comprehensive Income) until realized.

At December 31, 1998, the Company's available-for-sale securities reflected net unrealized gains of $738,232, which resulted in an increase in shareholders' equity of $ 442,939, net of deferred tax expense, compared to net unrealized gains of $716,155 and a resultant increase in stockholders' equity of $429,693, net of deferred tax liability, at December 31, 1997. At December 31, 1996, the investment securities reflected $255,937 of net unrealized losses in available for sale securities, with a decrease in shareholders' equity, net of deferred tax benefit, of $153,562.






              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 3 - INVESTMENT SECURITIES - CONTINUED

The carrying amounts of investment securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at December 31, 1998 and 1997 are presented below.

                                                                  GROSS           GROSS         ESTIMATED
                                                 AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                                    COST          GAINS          LOSSES            VALUE
                                                -----------     ----------     -----------     -----------

AS OF DECEMBER 31, 1998:
------------------------

SECURITIES AVAILABLE FOR SALE:

U. S. GOVERNMENT AND AGENCY SECURITIES ....     $48,877,741     $  484,437     $   217,017     $49,145,161

STATE AND MUNICIPAL SECURITIES ............      14,640,733        545,949             -0-      15,186,682

MORTGAGE-BACKED SECURITIES ................      31,399,003         54,712         129,849      31,323,866

EQUITY SECURITIES .........................       1,735,900            -0-             -0-       1,735,900
                                                -----------     ----------     -----------     -----------

                                                $96,653,377     $1,085,098     $   346,866     $97,391,609
                                                ===========     ==========     ===========     ===========


As of December 31, 1997:
------------------------

Securities available for sale:

U. S. government and agency securities ....     $51,267,361     $  117,694     $   231,651     $51,153,404

State and municipal securities ............      12,118,830        578,983             -0-      12,697,813

Mortgage-backed securities ................      20,989,723        267,361          16,232      21,240,852
                                                -----------     ----------     -----------     -----------

                                                $84,375,914     $  964,038     $   247,883     $85,092,069
                                                ===========     ==========     ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 3 - INVESTMENT SECURITIES - CONTINUED

The contractual maturities of securities available for sale at December 31, 1998 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                    Estimated
                                                   Amortized          Fair
                                                      Cost            Value
                                                  -----------     -----------
AS OF DECEMBER 31, 1998:
------------------------

SECURITIES AVAILABLE FOR SALE:

DUE IN ONE YEAR OR LESS .....................     $11,104,481     $11,086,181
DUE AFTER ONE YEAR THROUGH FIVE YEARS .......      24,744,893      25,145,548
DUE AFTER FIVE YEARS THROUGH TEN YEARS ......      30,285,147      30,417,673
DUE AFTER TEN YEARS .........................      28,782,956      29,006,307
EQUITY SECURITIES ...........................       1,735,900       1,735,900
                                                  -----------     -----------

                                                  $96,653,377     $97,391,609
                                                  ===========     ===========


Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses on investments in debt securities available for sale for each of the three years in the period ended December 31, 1998 were as follows:

                                     1998        1997         1996
                                   --------     -------     --------


Gross realized gains .........     $472,904     $48,454     $136,304
Gross realized losses ........        6,922      51,044      128,795


The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $80,163,283 and $73,920,000 at December 31, 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 4 - LOANS

The Bank grants loans to customers primarily in North Central Alabama and South Central Tennessee.

The major classifications of loans as of December 31, 1998 and 1997 were as follows:

                                                          1998             1997
                                                     ------------     ------------

Commercial, financial and agricultural .........     $ 94,056,615     $ 64,136,607
Real estate - construction .....................        6,152,759        3,498,853
Real estate - mortgage .........................      205,457,289      172,504,056
Consumer .......................................      129,333,938       86,945,172
                                                     ------------     ------------
                                                      435,000,601      327,084,688
Unearned income ................................        1,147,965          950,205
Allowance for loan losses ......................        2,970,597        2,131,354
                                                     ------------     ------------

Net loans ......................................     $430,882,039     $324,003,129
                                                     ============     ============

As of December 31, 1998, there were no loans which the Bank had specifically classified as impaired. Other nonaccrual loans at December 31, 1998 and 1997 amounted to approximately $1,599,439 and $1,093,000, respectively. For the years ended December 31, 1998 and 1997, the difference between gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was immaterial.

The Bank has no commitments to loan additional funds to the borrowers of nonaccrual loans.






              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the three years in the period ended December 31, 1998 were as follows:

                                                      1998             1997             1996
                                                  -----------      -----------      -----------

Balance at beginning of year ................     $ 2,131,354      $ 2,424,847      $ 2,208,798

Charge-offs .................................      (1,463,450)      (1,187,263)      (1,229,976)
Recoveries ..................................         137,264          112,417           82,081
                                                  -----------      -----------      -----------
  Net charge-offs ...........................      (1,326,186)      (1,074,846)      (1,147,895)

Provision for loan losses ...................         884,682          772,579          834,140

Reserves acquired through acquisitions ......       1,280,747            8,774          529,804
                                                  -----------      -----------      -----------

Balance at end of year ......................     $ 2,970,597      $ 2,131,354      $ 2,424,847
                                                  ===========      ===========      ===========


NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 1998 and 1997 is as follows:

                                                                     1998            1997
                                                                 -----------     -----------

Land .......................................................     $ 3,911,361     $ 2,426,678
Buildings, land improvements and construction in process ...      19,904,561      15,761,915
Furniture and equipment ....................................      10,123,164       7,851,306
Automobiles ................................................       1,925,544       1,498,323
Leasehold improvements .....................................         927,894         684,178
                                                                 -----------     -----------
                                                                  36,792,524      28,222,400
Less allowance for depreciation ............................       7,246,726       5,859,968
                                                                 -----------     -----------

                                                                 $29,545,798     $22,362,432
                                                                 ===========     ===========

The provisions for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 1998, 1997 and 1996 were $1,549,920, $1,249,420 and $976,519, respectively. The Bank capitalized $123,099 in interest cost related to building construction in 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 7 - DEPOSITS

The major classifications of deposits as of December 31, 1998 and 1997 were as follows:

                                                                                       1998              1997
                                                                                    -------------    --------------

Noninterest-bearing demand......................................................    $  62,562,296    $   52,356,858
Interest-bearing demand.........................................................       89,808,368        71,442,832
Savings.........................................................................       58,722,767        51,050,582
Time............................................................................      218,507,099       179,055,956
Certificates of deposit of $100,000 or more.....................................       90,449,991        68,427,403
Other time deposits.............................................................       18,535,000        18,555,000
                                                                                    -------------    --------------

                                                                                    $ 538,585,521    $  440,888,631
                                                                                    =============    ==============

The maturities of time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1998 are as follows:

                                                                        TIME             OTHER
                                                                    CERTIFICATES         TIME
                                                                      OF DEPOSIT        DEPOSITS          TOTAL
                                                                    -------------   -------------    --------------
Three months or less.............................................   $  17,537,343   $  18,535,000    $   36,072,343
Over three through six months....................................      10,577,684             -0-        10,577,684
Over six through twelve months...................................      23,990,216             -0-        23,990,216
Over twelve months...............................................      38,344,748             -0-        38,344,748
                                                                    -------------   -------------    --------------

                                                                    $  90,449,991   $  18,535,000    $  108,984,991
                                                                    =============   =============    ==============


NOTE 8 - LONG TERM DEBT

At December 31, 1998 and 1997, the Company had notes payable totaling $7,568,716 and $7,397,612, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At December 31, 1998 and 1997, the amounts outstanding were $2,846,631 and $3,557,509, respectively, due December 17, 2002, bearing interest at a floating prime rate, collateralized by 100% of the common stock of the subsidiary bank. The note agreement contains provisions which limit the Company's right to transfer or issue shares of the subsidiary bank's stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 8 - LONG TERM DEBT - CONTINUED

On November 3, 1993, the Trustees of the Company's ESOP executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. The promissory note had been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This debt, in the original amount of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments of $31,677 due monthly through November 16, 2010, with all remaining principal, if any, due upon that date. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,944,232 at December 31, 1998, secured by 241,350 of unreleased shares of Company stock. See
Note 16.

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $ 1,777,853 and $1,837,201 at December 31, 1998 and 1997, respectively.


Maturities of long-term debt following December 31, 1998 are as follows:

                  1999............................      $   932,661
                  2000............................          949,238
                  2001............................          967,784
                  2002............................          987,779
                  2003............................          297,837
                  Thereafter......................        3,433,417
                                                        -----------

                                                        $ 7,568,716
                                                        ===========







              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 9 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                 Years Ended December 31,
                                        ----------------------------------------
                                           1998           1997           1996
                                        ----------     ----------     ----------
Amortization of intangibles .......     $  440,330     $  327,823     $  274,826
Advertising .......................         92,663        237,887        229,087
Insurance .........................        129,572        282,791        223,696
Professional fees .................        359,981        272,999        250,105
Supplies ..........................        471,676        537,374        546,697
Postage ...........................        363,948        280,346        257,071
Telephone .........................        553,693        357,048        298,437
Training and Education ............        255,497         98,337         44,515
Other .............................      2,558,965      1,295,511      1,140,681
                                        ----------     ----------     ----------

                                        $5,226,325     $3,690,116     $3,265,115
                                        ==========     ==========     ==========


NOTE 10 - INCOME TAXES

Federal and state income taxes receivable and (payable) as of December 31, 1998 and 1997 included in other assets and other liabilities, respectively, were as follows:

                                                                   1998          1997
                                                                ---------      --------
         Current
           Federal ........................................     $ (30,282)     $225,520
                                                                =========      ========
           State ..........................................     $(162,232)     $ 33,316
                                                                =========      ========

The components of the net deferred income tax asset and (liability) included in other assets and other liabilities, respectively, are as follows:

                                                                                         1998             1997
                                                                                     ------------    --------------
  DEFERRED TAX ASSET:
    Federal.....................................................................     $    652,659    $      667,885
    State.......................................................................          114,763           116,176
                                                                                     ------------    --------------
     Total gross deferred income tax asset......................................          767,422           784,061
                                                                                     ------------    --------------
  Deferred tax liability:
    Federal.....................................................................       (1,194,959)         (898,021)
    State.......................................................................         (159,583          (158,978)
                                                                                     ------------    --------------
     Total gross deferred income tax liability..................................       (1,354,542)       (1,056,999)
                                                                                     ------------    --------------

  Net deferred income tax asset (liability).....................................     $   (587,120)   $     (272,938)
                                                                                     ============    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 10 - INCOME TAXES - CONTINUED

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                         1998              1997
                                                                                     ------------    --------------
  Net unrealized losses (gains) on securities
    available for sale..........................................................     $   (295,293)   $     (286,462)
  Depreciation..................................................................         (945,316)         (739,956)
  Pension expense...............................................................          260,079           150,521
  Provision for loan losses.....................................................          335,450           469,998
  Deferred compensation.........................................................           15,152            49,419
  Provision for debt cancellation...............................................           55,121            52,922
  Other.........................................................................          (12,313)           30,620
                                                                                     ------------    --------------

                                                                                     $   (587,120)   $     (272,938)
                                                                                     ============    ==============


The components of income tax expense for each of the years ended December 31, 1998, 1997 and 1996 were:

                                   1998                             1997                             1996
                   ----------------------------    ------------------------------    ------------------------------
                      CURRENT        DEFERRED          Current         Deferred         Current          Deferred
                   ------------    ------------    -------------    -------------    ------------    --------------
Federal........    $  1,070,862    $    264,234    $   1,041,065    $     322,262    $  1,164,205    $       59,451
State..........         146,583          44,525           24,293           63,799         200,815             1,873
                   ------------    ------------    -------------    -------------    ------------    --------------

                   $  1,217,445    $    308,759    $   1,065,358    $     386,061    $  1,365,020    $       61,324
                   ============    ============    =============    =============    ============    ==============


The principal sources of temporary differences resulting in deferred income taxes included in the accompanying consolidated statements of income and the tax effect of each are as follows:


                                                         1998             1997            1996
                                                   -------------    -------------    ------------
    Depreciation............................       $     205,360    $     140,117    $     88,004
    Provision for loan losses...............             135,538          159,886          36,173
    Pension expense.........................            (109,558)        (61,630)          50,372
    Alternative minimum
      tax credit............................                 -0-              -0-          29,293
    Other...................................              77,419          147,688        (142,518)
                                                   -------------    -------------    ------------

                                                   $     308,759    $     386,061    $     61,324
                                                   =============    =============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 10 - INCOME TAXES - CONTINUED

Tax effects of securities transactions resulted in an increase (decrease) in income taxes for 1998, 1997 and 1996 of $167,940, ($1,036) and $3,004,
respectively.

The following is a reconciliation of the difference in the effective tax rate and the federal statutory rate:

                                                            Years Ended December 31,
                                                          --------------------------
                                                           1998     1997     1996
                                                           -----    ----     ----
  Statutory federal income tax rates..................     34.0%    34.0%    34.0%
  Effect on rate of:
  Tax-exempt securities.............................       (5.0)    (4.9)    (6.3)
  Tax-exempt loan income............................       (2.5)    (3.2)    (2.8)
  State income tax, net of federal tax benefit......         --      ---      2.2
  Interest expense disallowance.....................        0.6      0.7      0.9
  Other items.......................................        2.8      2.7      1.2
                                                          -----    -----    -----
  Effective income tax rate.........................       29.9%    29.3%    29.2%
                                                          =====    =====    =====


NOTE 11 - PRIOR PERIOD RESTATEMENT

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, was adopted by the Company during 1997. Earnings per share amounts for 1997 and 1996 have been restated to give effect for the 2:1 stock split effective March 26, 1998.


NOTE 12 - SHAREHOLDERS' EQUITY

In 1998, the Board of Directors passed a resolution authorizing the preparation of a Registration Statement for the proposed sale of up to 500,000 newly issued shares of the Company's $.10 par value common stock. Shares were offered to the public, at a purchase price of $19.00 per share, in accordance with the Company's Prospectus dated August 14, 1998. The offering was closed on December 1, 1998 upon full subscription of all shares offered for sale, raising $9,468,655 of capital after reduction for offering costs.

On March 28, 1996, the Company issued a total of 135,000 options to its directors to purchase its common shares. The options were distributed among the directors based upon their years of service and their positions of leadership with the Company. Each of the stock option agreements contained an option price of $10.00 per share, the market value of the shares at the time of issuance. The options are exercisable between April 1, 1996 and March 31, 2001 (1996 options). In March 1997, an additional 103,000 options were issued to the Company's directors with an option price of $12.50 per share. These options were exercisable between April 1, 1997 and March 31, 2002 (1997 options). In March 1998, 203,331 options were issued to directors and certain senior officers with an option price of $15.00 per share. These options are exercisable between April 1, 1998 and March 31, 2003 (1998 options). Options under the plan are treated as non-qualified options under the provisions of the Internal Revenue Code. The agreements also contain a provision whereby the Company shall compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 12 - SHAREHOLDERS' EQUITY - CONTINUED

The following sets forth certain information regarding stock options for the years ended December 31, 1998, 1997 and 1996:

                                                                                         Number       Wgt. Average
                                                                                       of Shares     Exercise Price
                                                                                      -----------    ---------------

  Balance, December 31, 1995....................................                              -0-    $           -0-
  Granted, Year Ended December 31, 1996.........................                          270,000              10.00
  Exercised, Year Ended December 31, 1996.......................                              -0-                -0-
                                                                                      -----------    ---------------

  Balance, December 31, 1996....................................                          270,000              10.00

  Granted, Year Ended December 31, 1997.........................                          103,000              12.50
  Exercised, Year Ended December 31, 1997.......................                          (30,000)            (10.16)
                                                                                      -----------    ---------------

  Balance, December 31, 1997....................................                          343,000              10.74

  GRANTED, YEAR ENDED DECEMBER 31, 1998.........................                          203,331              15.00
  EXERCISED, YEAR ENDED DECEMBER 31, 1998.......................                          (32,000)            (11.72)
                                                                                      -----------     --------------

  BALANCE, DECEMBER 31, 1998....................................                          514,331     $        12.36
                                                                                      ===========     ==============

                                                                                      Expiration        Options
                                                                       Number           Date          Exercisable
                                                                    -------------    ------------    --------------
Options with Exercise Price of $10.00............................         222,000       3-31-2001           222,000
Options with Exercise Price of $12.50............................          99,000       3-31-2002            99,000
Options with Exercise Price of $15.00............................         193,331       3-31-2003           193,331
                                                                    -------------                    --------------
Total outstanding, December 31, 1998.............................         514,331                           514,331
                                                                    =============                    ==============

The number of shares and weighted average exercise price have been restated to give effect for the 2:1 stock split effective March 26, 1998.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 12 - SHAREHOLDERS' EQUITY - CONTINUED

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1996, 1997 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

The Company's options outstanding have a weighted average contractual life of
3.19 years. The weighted average fair value of options granted was $ 3.68 in 1998, $3.32 in 1997 and $2.66 in 1996. The fair value of each option granted is estimated using the following weighted-average assumptions in the option pricing model: expected dividend yield of 3.33% for 1998, 3.00% for 1997 and 2.50% for 1996; an expected option life of 5 years; expected volatility of 0.289 for 1998, 1997 and 1996; and a risk free interest rate of 5.49%, 6.12% and 5.19% for 1998, 1997 and 1996, respectively.

If compensation cost for the Company's stock-based compensation plan had been determined consistent with SFAS No. 123, net income and earnings per share would have been as presented below for the years ended December 31:

                                                          1998            1997              1996
                                                     -------------   -------------    --------------

Pro forma earnings ($000's)                            $   3,101       $   3,361         $  3,120
Pro forma Earnings per Common Share - basic                  .78             .88              .84
Pro forma  Earnings per Common Share - diluted               .77             .88              .84


These options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent average number of shares outstanding on a diluted basis to be 57,461 greater than that used to calculate basic earnings per share for 1998. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 22,999 for 1997. Diluted shares and basic shares were the same for 1996. The dilutative effect on earnings per share for the year ended December 31, 1998 was $.02. There was no dilutative effect on the book value of the Company's common shares at December 31, 1997 or 1996.

The effects of applying SFAS 123 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board of Directors.

Annual dividends of $.50 per share, $.38 per share and $.25 per share were declared by the Company's Board of Directors on its common stock and paid in January of 1998, 1997 and 1996, respectively. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries, and to regulatory restrictions. (See Notes 8 and 17).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the consolidated statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not been required to perform on any financial guarantees nor has it incurred any losses on its commitments in either 1998 or 1997. Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1998 and 1997, the Company has issued standby letters of credit of approximately $621,000 and $577,000, respectively.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan Commitments: As of December 31, 1998 and 1997, the Company had commitments outstanding to extend credit totaling approximately $15,698,000 and $18,049,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Litigation: On November 19, 1998, Mr. William Towns, a shareholder of the Company, filed a shareholder derivative action against the directors of the Company in the state Circuit Court of Blount County, Alabama. Mr. Towns amended his complaint on January 14, 1999 to add the Company and Community Bank as defendants in the action. On February 11, 1999, the complaint was again amended to add Mr. Pat Bellew and Mrs. Mary Bellew, who are also shareholders of the Company, as additional plaintiffs. The complaint alleged that the directors of the Company breached their fiduciary duty to the Company and its shareholders, engaged in fraud, fraudulent concealment, suppression of material fact and suppression of the plaintiff shareholders, failed to supervise management, and conspired to conceal wrongful acts from the Company's shareholders and paid themselves excessive director fees. The complaint also alleged that the Board of Directors acquiesced in mismanagement and misconduct by Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company, including alleged self dealing, payment of excessive compensation, misappropriation of corporate opportunities and misappropriation of funds. The complaint seeks an unspecified amount of compensatory and punitive damages, removal of the current

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

directors, appointment of a new Board of Directors, and attorneys fees and costs. Management of the company believes that the plaintiffs' allegations are false and that the action lacks merit. The Company and its directors intend to defend the action vigorously, and have filed a motion with the court seeking to have the action dismissed. Management of the Company believes that the action will not have a material adverse effect on the Company's financial condition and results of operations.

The Company and its subsidiaries are parties to other litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the consolidated financial statements.

In September 1998, Community Bank discovered that a number of automobile and truck loans had been made through its Ft. Payne, Alabama Wal-Mart location which were not in compliance with the Bank's lending policy. The total amount of those loans was approximately $9,300,000. The appropriate authorities and the Bank's financial institution bond carrier were notified, and investigations are still proceeding. As of December 31, 1998, borrowers had defaulted on loans totaling approximately $3,400,000 and the Bank had taken possession of over 200 vehicles, which were the collateral for such defaulted loans. Although investigation of the matter has not yet been completed, management currently believes that the Bank will be reimbursed either by its bond carrier or by other parties involved in these transactions and the Bank will not incur any material losses from such loans.


NOTE 14 - CONCENTRATIONS OF CREDIT

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. Investments in state and municipal securities also involve governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in Note 4. The commitments to extend credit relate primarily to consumer cash lines which represented approximately $2,399,000 and $2,967,000 of the unused commitment balances at December 31, 1998 and 1997. All remaining commitments consist primarily of unused real estate commitment lines.

The Company maintains its cash accounts at various commercial banks in Alabama. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $18,440,464 and $6,791,718, at December 31, 1998 and 1997, respectively.




              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 15 - PENSION PLAN

The Company has a defined benefit plan that provides retirement and disability benefits for substantially all employees of the Company and its subsidiaries, and death benefits for their beneficiaries. An employee will become a participant in the Pension Plan on January 1 or July 1 after completing 12 months of employment during which the employee works at least 1,000 hours. All employees are eligible to become participants in the Pension Plan regardless of age on the date they begin employment and the normal retirement age is age 65. In addition, participants in the Pension Plan accrue benefits after they have attained the normal retirement age.

Benefits under the Pension Plan depend upon a participant's years of credited service with the Company or any of its subsidiaries and his average monthly earnings for the highest five consecutive years out of the participants final 10 years of employment. Employees who become participants on or after January 1, 1996 will not be vested in any benefit until he completes five years of service at which time the employee will be 100% vested. Employees who became participants before January 1, 1996, are 20% vested in his accrued benefits after completion of two years of service, 40% vested after three years of service, 60% vested after four years of service and becomes fully vested upon completion of five years of service. An employee who completes ten years of service and attains age 55 is eligible for early retirement benefits. Plan assets consist primarily of corporate stocks and bonds.

The Company contributes amounts to the pension funds sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

Effective January 1, 1995, the Company established a nonqualified benefit plan for certain key executives called the Community Bancshares Benefit Restoration Plan, the purpose of which is to provide the amount of the benefit which would otherwise be paid under the Company's pension plan but which cannot be paid under that plan due to the limitations imposed by the Internal Revenue Code of 1986, as amended.

The following tables set forth the funding status and the amount recognized for both the Pension Plan and the Benefit Restoration Plan in the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income.




              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 15 - PENSION PLAN - CONTINUED


Pension Plan as of December 31:

                                                                1998              1997
                                                            -----------       -----------
Change in benefit obligation:
  Benefit obligation at beginning of year .............     $ 4,051,109       $ 3,512,362
  Service cost ........................................         410,795           310,756
  Interest cost .......................................         334,729           280,601
  Amendments ..........................................             -0-               -0-
  Actuarial (gain) or loss ............................         630,395            46,932
  Benefits paid .......................................        (106,510)          (99,542)
                                                            -----------       -----------

  Benefit obligation at end of year ...................     $ 5,320,518       $ 4,051,109
                                                            ===========       ===========

Change in plan assets:
  Fair value of plan assets at beginning of year ......     $ 4,001,126       $ 3,131,790
  Actual return on plan assets ........................         534,351           522,773
  Employer contribution ...............................         367,438           446,105
  Benefits paid from plan assets ......................        (106,510)          (99,542)
                                                            -----------       -----------
  Fair value of plan assets at end of year ............     $ 4,796,405       $ 4,001,126
                                                            ===========       ===========

Funded status of plan:
  Funded status of plan ...............................     $  (524,113)      $   (49,983)

  Unrecognized actuarial (gain) or loss ...............         314,786          (176,394)
  Unrecognized prior service cost .....................         112,434           124,133
  Unrecognized transition (asset) or obligation .......         (54,431)          (71,310)
                                                            -----------       -----------
  Accrued benefit cost ................................     $  (151,324)      $  (173,554)
                                                            ===========       ===========

Weighted average rate assumptions used in
determining pension cost and the
projected benefit obligation were:
  Discount rate used to determine present value
    of projected benefit obligation at end of year ....            7.25%             8.00%
  Expected long-term rate of return on plan
    assets for the year ...............................           10.00%             8.00%
  Expected rate of increase in future
    compensation levels ...............................            6.00%             6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 15 - PENSION PLAN - CONTINUED

Pension plan net periodic benefit cost:


                                                                        1998            1997              1996
                                                                    -------------    ------------    -------------

    Service cost..............................................      $     410,795    $   310,756      $     269,391
    Interest cost.............................................            334,729        280,601            241,630
    Expected return on plan assets............................           (395,136)      (245,114)          (223,356)
    Amortization of prior service cost........................             11,699         11,699             11,699
    Amortization of transitional (asset) or obligation........            (16,879)       (16,879)           (16,879)
    Recognized actuarial loss.................................                -0-            -0-                -0-
                                                                    -------------    ------------    --------------
    Net periodic benefit cost.................................      $     345,208    $   341,063     $      282,485
                                                                    =============    ===========     ==============










              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 15 - PENSION PLAN - CONTINUED

Benefit Restoration Plan as of December 31:


                                                                                      1998               1997
                                                                                ---------------    ----------------
  Change in benefit obligation:
    Benefit obligation at beginning of year................................     $       802,984    $        619,321
    Service cost...........................................................              68,927              52,515
    Interest cost..........................................................              74,466              55,410
    Amendments.............................................................                 -0-                 -0-
    Actuarial (gain) or loss...............................................             242,018              75,738
    Benefits paid..........................................................                 -0-                 -0-
                                                                                ---------------    ----------------
    Benefit obligation at end of year......................................     $     1,188,395    $        802,984
                                                                                ===============    ================

  Change in plan assets:
    Fair value of plan assets at beginning of year.........................     $           -0-    $            -0-
    Actual return on plan assets...........................................                 -0-                 -0-
    Employer contribution..................................................                 -0-                 -0-
    Benefits paid from plan assets.........................................                  0-                 -0-
                                                                                ---------------    ----------------
    Fair value of plan assets at end of year...............................     $           -0-    $            -0-
                                                                                ===============    ================

  Funded status of plan:
    Funded status of plan..................................................     $    (1,188,395)   $       (802,984)
    Unrecognized actuarial (gain) or loss..................................             404,666             188,615
    Unrecognized prior service cost........................................             203,160             238,067
    Unrecognized transition (asset) or obligation..........................                 -0-                 -0-
                                                                                ---------------    ----------------
    Accrued benefit cost...................................................     $      (580,569)   $       (376,302)
                                                                                ===============    ================

  Weighted average rate assumptions used in
    determining pension cost and the projected
    benefit obligation were:
    Discount rate used to determine present value
      of projected benefit obligation at end of year.......................                7.25%              8.00%
    Expected long-term rate of return on plan
      assets for the year..................................................               10.00%              8.00%
    Expected rate of increase in future
      compensation levels..................................................                6.00%              6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 15 - PENSION PLAN - CONTINUED

  Benefit Restoration plan net periodic benefit cost:


                                                                         1998            1997            1996
                                                                    -------------    ------------    ------------

    Service cost................................................    $      68,927     $    52,515     $    44,552
    Interest cost...............................................           74,466          55,410          42,521
    Expected return on plan assets..............................              -0-             -0-             -0-
    Amortization of prior service cost..........................           34,907          34,907          34,907
    Amortization of transitional (asset) or obligation..........              -0-             -0-             -0-
    Recognized actuarial loss...................................           25,967          11,243           6,325
                                                                    -------------    ------------       ---------
    Net periodic benefit cost...................................    $     204,267    $    154,075      $  128,305
                                                                    =============    ============      ==========













              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions to the ESOP are made at the discretion of the Company's Board of Directors, but may not be less than the amount required to cover the debt service on the ESOP loan. Employer contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Code imposes a limit ($160,000 in 1998) on the amount of compensation which may be considered under the plan.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 31, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This debt, in the original amount of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments of $31,677 due monthly through November 16, 2010, with the remaining principal, if any, due upon that date. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. As of December 31, 1998, there were 241,350 unreleased shares with a fair value of approximately $4,827,000. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statement and reduce its stockholders' equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($165,808, $165,550 and $152,822 in 1998, 1997 and 1996, respectively)
is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At December 31, 1998 and 1997, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,944,232 and $2,002,902, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN - CONTINUED

Company contributions to the ESOP amounted to $316,008, $289,147 and $288,878, for 1998, 1997 and 1996, respectively.


NOTE 17 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends paid by Community Bank are the primary source of funds available to the Company for debt repayment, payment of dividends to its stockholders and other needs. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Alabama Superintendent of Banks is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years less any required transfers to surplus. At December 31, 1998, Community Bank could have declared dividends of approximately $7,640,960 without approval of regulatory authorities.


NOTE 18 - REGULATORY CAPITAL

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if taken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998 and 1997, the Company and its banking subsidiary are classified as well capitalized under the financial institution regulatory framework. To be categorized as well capitalized the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since year-end 1998 that management believes have changed the institution's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 18 - REGULATORY CAPITAL - CONTINUED

                                                                           For Capital                To Be
                                                       Actual           Adequacy Purposes        Well Capitalized
                                                  ----------------    ------------------         -----------------
                                                  Amount    Ratio       Amount      Ratio        Amount      Ratio
                                                  ------    -----       ------      -----        ------      -----
                                                                      (Dollars In Thousands)
AS OF DECEMBER 31, 1998:
 TOTAL CAPITAL
   (TO RISK WEIGHTED ASSETS):
   CONSOLIDATED                                  $  46,083   11.03%    $  33,436      8.00%    $  41,795      10.00%
   COMMUNITY BANK                                   47,333   11.40        33,218      8.00        41,523      10.00

 TIER 1 CAPITAL
   (TO RISK WEIGHTED ASSETS):
   CONSOLIDATED                                  $  41,521    9.94%    $  16,718      4.00%    $  25,777       6.00%
   COMMUNITY BANK                                   44,362   10.68        16,609      4.00        24,914       6.00

 TIER 1 CAPITAL
   (TO AVERAGE ASSETS):
   CONSOLIDATED                                  $  41,521    7.79%    $  21,328      4.00%    $  26,660       5.00%
   COMMUNITY BANK                                   44,362    8.34        21,268      4.00        26,585       5.00



                                                                           For Capital                To Be
                                                       Actual           Adequacy Purposes        Well Capitalized
                                                  ----------------     ------------------        -----------------
                                                  Amount    Ratio       Amount      Ratio        Amount      Ratio
                                                  ------    -----       ------      -----        ------      -----
                                                                      (Dollars In Thousands)
As of December 31, 1997:
 Total Capital
   (to Risk Weighted Assets):
   Consolidated                                  $  36,411   11.86%    $  24,556      8.00%    $  30,695      10.00%
   Community Bank                                   39,351   12.80        24,586      8.00        30,733      10.00

 Tier 1 Capital
   (to Risk Weighted Assets):
   Consolidated                                  $  32,638   10.63%    $  12,278      4.00%    $  18,417       6.00%
   Community Bank                                   37,219   12.11        12,294      4.00        18,441       6.00

 Tier 1 Capital
   (to Average Assets):
   Consolidated                                  $  32,638    6.94%    $  18,813      4.00%    $  23,524       5.00%
   Community Bank                                   37,219    7.95        18,718      4.00        23,398       5.00

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 19 - COMPREHENSIVE INCOME

In June, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes reporting and presentation standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The adoption of SFAS No. 130 in 1998 did not have a material impact on the Company's financial condition or its results of operations.

   The following is a summary of the components of other comprehensive income:

                                                                           Year Ended December 31,
                                                                 ---------------------------------------
                                                                    1998          1997           1996
                                                                 ---------      --------     -----------
Unrealized holding gains (losses) arising during period ....     $ 488,059      $969,502     $(1,491,574)

Reclassification adjustments for net (gains) losses
  included in net income ...................................      (465,982)        2,590          (7,509)
                                                                 ---------      --------     -----------

Other comprehensive income, before income taxes ............        22,077       972,092      (1,499,083)

Income tax expense (benefit) related to other
  Comprehensive Income .....................................         8,831       388,837        (599,634)
                                                                 ---------      --------     -----------

Other Comprehensive Income .................................     $  13,246      $583,255     $  (899,449)
                                                                 =========      ========     ===========


NOTE 20 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Bank during 1998 and 1997. Except as noted below, all such loans are made in the ordinary course of business on substantially the same credit terms, including interest rates and collateral and do not represent more than a normal risk of collection or present other unfavorable features. Total loans to these persons at December 31, 1998 and 1997, amounted to $10,780,000 and $6,971,000, respectively. An analysis of activity during 1998 in loans to related parties resulted in additions of $8,108,000, representing new loans, reductions of $4,484,000, representing payments, and an increase of $185,000, representing a change in the composition of related parties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 20 - RELATED PARTY TRANSACTIONS - CONTINUED

The Company, through Community Bank, its wholly owned subsidiary, offers all regular full-time employees, including executive officers, loans at interest rates which are one percent below the prevailing market rate. As of December 31, 1998, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interests, had loans outstanding pursuant to this policy with total indebtedness of approximately $1,719,000. The Company, through its wholly owned bank subsidiary, also offers first mortgage real estate loans on the primary residence, at a rate of 5%, to employees who are required to relocate in the course of their employment. As of December 31, 1998, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interest, had relocation loans outstanding with total indebtedness of approximately $2,985,000.

Maintenance Contract: The Bank has a service contract with Heritage Farms, an unincorporated business owned by Kennon R. Patterson, Sr., a director and officer of the Company, for the upkeep and maintenance of the external grounds of six of the Bank's locations and one location for 1st Community Credit Corporation for most of 1998. External grounds upkeep and maintenance was also performed for twelve other Bank locations only during the first quarter of 1998. Maintenance expense under this contract amounted to $51,465, $96,300 and $64,875 for the years ended December 31, 1998, 1997 and 1996, respectively, a monthly average of $468, $422 and $318 per location.

Interior Design : The Company and the Bank, including the Bank's subsidiaries, paid Heritage Interiors, a decorating and design firm owned and operated by the wife of Kennon R. Patterson, Sr., a director and officer of the Company, for the interior design, furniture, appliances, fixtures, hardware, carpets, wall coverings, paint, drapes and accessories for new facilities and similar work associated with the renovation of existing locations. During 1998, Heritage Interiors was paid $265,066 in connection with the completion of three new buildings with a total of approximately 60,000 square feet and $31,876 for the renovation of an existing building at the Company's headquarters in Blountsville, $150,723 in connection with the opening of a permanent location in Double Springs, $38,647 in connection with the opening of bank offices in Albertville, Boaz and Guntersville, $44,610 in connection with the opening of six offices of 1st Community Credit Corporation, and additional amounts relating to 23 other offices of the Company, Community Bank or its subsidiaries. Total payments to Heritage Interiors in 1998 were $666,492. During 1997, Heritage Interiors was paid $803,510 in connection with the building of the three new buildings at the Company's headquarters in Blountsville, $136,133 for goods and services for the Oneonta office, $139,484 for goods and services for the Cleveland office and additional amounts for goods and services for 20 other offices of the Company, Community Bank and its subsidiaries. Total payments to Heritage Interiors in 1997 were $1,186,287. During 1996, Heritage Interiors was paid $122,346 in connection with the opening of an office in Rainsville, $129,033 in connection with the opening of an office in Rogersville and additional amounts for goods and services for 17 other offices of the Company, Community Bank and its subsidiaries. Total payments to Heritage Interiors in 1996 were $377,897.

These purchases were at a cost more favorable to the Company and its subsidiaries than could be obtained from unrelated parties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 21 - LEASES

The Company has a number of operating lease agreements, involving land and buildings. These leases are noncancellable and expire on various dates through the year 2013. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. Options to purchase are also included in some leases. For the years ended December 31, 1998, 1997 and 1996, rental expense for operating leases was approximately $539,655, $232,759, and $176,942, respectively.

Future minimum lease payments for all leases at December 31, 1998 are as follows:

                                                           OPERATING
                                                         -------------
                  Years Ending December 31,
                  1999..............................     $     382,624
                  2000..............................           365,461
                  2001..............................           336,757
                  2002..............................           272,726
                  2003..............................           237,492
                  Thereafter........................         1,255,710
                                                         -------------

                  Total minimum lease payments......     $   2,850,770
                                                         =============


NOTE 22 - BUSINESS COMBINATIONS

On March 6, 1998, 1st Community Credit Corporation, a subsidiary of Community Bank, opened offices in Boaz and Gadsden, Alabama as a result of the acquisition of certain assets and the assumption of certain liabilities from Valley Finance, a subsidiary of Home Bank, Guntersville, Alabama. In exchange for $6,544,000 in cash, 1st Community Credit Corporation acquired assets of $5,652,000, net of $1,373,000 in unearned income on loans and $900,000 in reserve for loan losses, recorded $1,000,000 in goodwill and assumed $108,000 in liabilities. The effect of this business combination was not material to the Company's financial statements for periods prior to the acquisition date.

Effective August 1, 1997, Community Insurance, Inc., a subsidiary of Community Bank, acquired a controlling interest in Southern Select Insurance, Inc., a property and casualty insurance general agency located in Birmingham, Alabama. Community Insurance paid $382,564 for 51% of the common stock of Southern Select, paying a premium of $344,341. On April 1, 1998, Southern Select became a wholly owned subsidiary of Community Insurance as a result of Community Insurance acquiring the remaining 49% of the common stock of Southern Select in exchange for a combination of cash and shares of the Company's common stock, totaling $383,014. The entire amount was recorded as an intangible. The effect of this business combination was not material to the consolidated financial statements of the Company for periods prior to the date of acquisition.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 22 - BUSINESS COMBINATIONS - CONTINUED

On April 1, 1998, Community Insurance established an office in Oneonta, Alabama through the acquisition of 100% of the common stock of the Murphree Insurance Agency. Community Insurance exchanged a combination of cash and shares of the Company's common stock, totaling $375,000, acquiring $7,884 in fixed assets and paying a premium of $367,116. Also effective April 1, 1998, Community Insurance established an office in Graysville, Alabama as a result of the acquisition of the Chafin Insurance Agency. Community Insurance exchanged a combination of cash and shares of the Company's common stock, totaling $700,000, acquiring $62,488 in assets and paying a premium of $637,512. Neither of these transactions were material to the financial statements of the Company for periods prior to the acquisition date.

Effective June 15, 1998, Community Bank consummated the transaction to purchase certain assets and assumed certain liabilities from the Uniontown, Alabama branch of the First National Bank of West Point, Georgia. In exchange for cash totaling $2,615,000, the Bank received approximately $2,500,000 in additional loans, net of unearned interest and loan loss reserve, $295,000 in other assets, $5,672,000 in additional deposit liabilities, and $262,000 of intangible assets. This transaction had no material effect of the financial statements of the Company for periods prior to the date of acquisition.

All business combinations were accounted for using the purchase method of accounting for business combinations.


NOTE 23 - OTHER SHORT-TERM BORROWINGS

Other short-term borrowings at December 31, 1998 and 1997 consisted of the U.S. Treasury Tax and Loan Note Option account, federal funds purchased, overnight funds purchased from FHLB-Atlanta and securities sold under agreements to repurchase.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                                        1998               1997
                                                                                     ------------      ------------

Average balance during the year.................................................     $    880,551      $  1,271,798
Average interest rate during the year...........................................             6.02%             6.29%
Maximum month-end balance during the year.......................................     $  1,930,582      $  1,033,137

U.S. government and agency securities underlying the agreements at year-end:

Carrying Value..................................................................     $  1,901,763      $  2,842,188
Estimated Fair Value............................................................        1,852,228         2,842,188
Accrued Interest Receivable.....................................................           25,801            51,938

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 23 - OTHER SHORT-TERM BORROWINGS - CONTINUED

Securities sold under agreements to repurchase are generally treated as collateralized financing transactions. It is the Company's policy to deliver underlying securities to custodian accounts for customers.


NOTE 24 - SUBSEQUENT EVENTS

On January 7, 1999, the Board of Directors of the Company adopted a Share Purchase Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company to shareholders of record on January 7, 1999. Each Right entitles the stockholder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $84 per one one-hundredth of a preferred share. In the event that any person or group of affiliated or associated persons acquires beneficial ownership of 15 % or more of the outstanding common stock of the Company (an "Acquiring Person"), each holder of a purchase right, other than the Acquiring Person, will thereafter have the right to receive upon exercise of the Right that number of shares of common stock of the Company having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction of 50% or more of its assets or earning power are sold after a person or group has become an Acquiring Person, each holder of a Right, other than an Acquiring Person, will thereafter have the right to receive that number of shares of common stock of the acquiring company which at that time of such transaction have a market value of two times the exercise price of the Right. At any time after a person or group becomes an Acquiring Person and prior to the acquisition of 50% or more of the outstanding common stock of the Company by such person or group the Board of Directors of the Company may exchange the Rights, other than Rights owned by an Acquiring Person, in whole or in part, at an exchange ratio of one common share or one one-hundredth of preferred share. The purchase price and the number of shares issuable upon exercise of the Rights are subject to adjustment in the event of a stock split, stock dividend, reclassification or certain distributions with respect to the preferred stock. The Rights will expire January 13, 2009 unless such date is extended or unless the Rights are redeemed or exchanged prior to such date.




              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 25 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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



              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 25 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997 are as follows:

                                                                1998                              1997
                                                  ------------------------------------------------------------------
                                                     Carrying           Fair           Carrying            Fair
                                                      Amount           Value            Amount             Value
                                                  -------------   -------------     -------------    --------------
                                                         (in Thousands)                      (in Thousands)
  FINANCIAL ASSETS:
    Cash and short-term investments.........      $      26,503   $      26,503     $      48,766    $       48,766
    Investment securities...................             97,392          97,392            85,092            85,092
    Loans...................................            433,853                           326,134
    Less: allowance for losses..............              2,971                             2,131
                                                  -------------                     -------------
    Net Loans...............................            430,882         436,914           324,003           320,133
                                                  -------------   -------------     -------------    --------------

    TOTAL FINANCIAL ASSETS..................      $     554,777   $     560,809     $     457,861    $      453,991
                                                  =============   =============     =============    ==============

  FINANCIAL LIABILITIES:
    Deposits................................      $     538,586   $     543,221     $     440,889    $      440,964
    Short-term borrowings...................              2,192           2,192             2,630             2,630
    Long-term debt..........................              7,569           7,606             7,398             7,246
                                                  -------------   -------------     -------------    --------------

    TOTAL FINANCIAL LIABILITIES.............      $     548,347   $     553,019     $     450,917    $      450,840
                                                  =============   =============     =============    ==============

  UNRECOGNIZED FINANCIAL INSTRUMENTS:
    Commitments to extend credit............      $         -0-   $      15,698     $         -0-    $       18,049
    Standby letters of credit...............                -0-             621               -0-               577
                                                  -------------   -------------     -------------    --------------

    TOTAL UNRECOGNIZED
      FINANCIAL INSTRUMENTS.................      $         -0-   $      16,319     $         -0-    $       18,626
                                                  =============   =============     =============    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 26 - CONDENSED PARENT COMPANY INFORMATION


STATEMENTS OF FINANCIAL CONDITION

                                                                          December 31,
                                                               --------------------------------
                                                                     1998              1997
                                                               --------------    --------------
  ASSETS
    Cash and due from banks.................................   $    3,203,234    $      491,956
    Interest-bearing deposits with other banks..............              -0-           822,713
    Investment in subsidiaries (equity method) -
     eliminated upon consolidation..........................       50,073,892        40,559,940
    Premises and equipment, net.............................           80,684            54,084
    Intangibles, net........................................        1,086,800         1,197,428
    Other assets............................................        1,299,265           920,810
                                                               --------------    --------------

          TOTAL ASSETS......................................   $   55,743,875    $   44,046,931
                                                               ==============    ==============



LIABILITIES AND SHAREHOLDERS' EQUITY
    Long-term debt..........................................   $    7,568,716    $    7,397,612
    Other liabilities.......................................          941,758           670,271
                                                               --------------    --------------
          TOTAL LIABILITIES.................................        8,510,474         8,067,883

          TOTAL SHAREHOLDERS' EQUITY........................       47,233,401        35,979,048
                                                               --------------    --------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $   55,743,875    $   44,046,931
                                                               ==============    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 26 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED



STATEMENTS OF INCOME

                                                                               Years Ended December 31,
                                                                  -------------------------------------------------
                                                                        1998             1997              1996
                                                                  --------------    -------------    --------------
INCOME
    From subsidiaries - eliminated upon consolidation
     Dividends................................................    $    3,017,970    $   2,548,201    $    1,103,482
     Management fees..........................................           600,000          600,000           575,000
     Interest.................................................            22,222           30,513           143,649
     Other Income.............................................             3,740            2,400             3,904
                                                                  --------------    -------------    --------------
                                                                       3,643,932        3,181,114         1,826,035
                                                                  --------------    -------------    --------------
EXPENSES
    Salaries and employee benefits............................         1,751,593        1,385,633         1,472,670
    Interest..................................................           400,079          465,003           522,884
    Other expenses............................................           666,862          683,802           445,751
                                                                  --------------    -------------    --------------
                                                                       2,818,534        2,534,438         2,441,305
                                                                  --------------    -------------    --------------
Income (loss) before income taxes and equity in
    undistributed earnings of subsidiaries....................           825,398          646,676          (615,270)
Income tax benefit............................................          (753,387)        (719,485)         (597,778)
                                                                  --------------    -------------    --------------

Income (loss) before equity in undistributed earnings
    of subsidiaries...........................................         1,578,785        1,366,161           (17,492)
Equity in undistributed earnings of subsidiaries..............         2,000,708        2,146,117         3,476,478
                                                                  --------------    -------------    --------------

             NET INCOME.......................................    $    3,579,493    $   3,512,278    $    3,458,986
                                                                  ==============    =============    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 26 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                      -----------------------------------------------
                                                                           1998             1997              1996
                                                                      ------------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................     $  3,579,493      $ 3,512,278      $  3,458,986
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in undistributed income of subsidiaries .............       (2,000,708)      (2,146,117)       (3,476,478)
     Provision for depreciation, amortization and accretion .....          118,571          111,642            23,426
     (Increase) decrease in other assets ........................         (378,456)          (1,277)           43,489
      Increase (decrease) in other liabilities ..................          271,490           19,194            (8,623)
                                                                      ------------      -----------      ------------
          NET CASH PROVIDED BY
                OPERATING ACTIVITIES ............................        1,590,390        1,495,720            40,800
                                                                      ------------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale .....................              -0-              -0-        (9,010,957)
  Proceeds from maturity of securities available for sale .......          822,713        1,050,000        10,073,749
  (Increase) decrease in interest-bearing deposits with banks ...              -0-         (742,932)          113,250
  Proceeds from sale of assets ..................................              -0-           39,584            23,315
  Capitalization of bank subsidiary .............................       (7,500,000)             -0-        (5,600,000)
  Capital expenditures ..........................................          (34,543)         (17,041)          (58,085)
                                                                      ------------      -----------      ------------
          NET CASH (USED IN) PROVIDED BY
                INVESTING ACTIVITIES ............................       (6,711,830)         329,611        (4,458,728)
                                                                      ------------      -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ...................................         (770,226)        (766,848)         (763,117)
  Issuance of common stock ......................................       10,634,552          707,740         3,013,493
  Cash dividends ................................................       (2,031,608)      (1,500,000)         (908,788)
                                                                      ------------      -----------      ------------
          NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES ............................        7,832,718       (1,559,108)        1,341,588
                                                                      ------------      -----------      ------------

Net increase(decrease) in cash and cash equivalents .............        2,711,278          266,223        (3,076,340)

Cash and due from banks at beginning of year ....................          491,956          225,733         3,302,073
                                                                      ------------      -----------      ------------

CASH AND DUE FROM BANKS AT END OF YEAR ..........................     $  3,203,234      $   491,956      $    225,733
                                                                      ============      ===========      ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 26 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED


                                                                    Years Ended December 31,
                                                          --------------- ------------------------
                                                              1998           1997           1996
                                                           ---------      ---------      ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during the year for:
    Interest .........................................     $ 402,209      $ 467,424      $ 526,437
    Income taxes .....................................      (780,000)      (735,803)      (393,793)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Long-term debt was increased and equity was decreased $1,200,000 on January 1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. Upon the pledging of purchased shares to obtain additional ESOP debt of $1,076,958 on December 1, 1998 and $1,260,007 on May 17, 1996 long-term debt was increased and equity was decreased. The debt was reduced and shares were released by $135,628, $116,989 and $135,314, respectively, during each of the years ended December 31, 1998, 1997 and 1996 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.












              [The remainder of this page intentionally left blank]

                          QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 1998 and 1997 follows:


                                                                    First        Second       Third         Fourth
                                                                    Quarter      Quarter      Quarter       Quarter
                                                                    -------      -------      -------       -------
                                                                        (In Thousands Except Per Share Data)
1998:
TOTAL INTEREST INCOME...........................................  $   9,794     $ 10,715     $ 11,677     $  12,179
TOTAL INTEREST EXPENSE..........................................      5,307        5,452        5,751         6,183
PROVISION FOR LOAN LOSSES.......................................        188          208          226           263
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES.....................................      4,299        5,055        5,700         5,733
INVESTMENT SECURITIES GAINS (LOSSES) ...........................          9            3            7           447
TOTAL NONINTEREST INCOME........................................      1,573        2,058        2,037         1,968
TOTAL NONINTEREST EXPENSE.......................................      5,115        5,667        6,419         6,583
INCOME TAX EXPENSE..............................................        211          411          401           503
NET INCOME......................................................        555        1,038          924         1,062

PER COMMON SHARE:
 BASIC EARNINGS.................................................        .14          .27          .24           .25
 DILUTED EARNINGS...............................................        .14          .26          .23           .25

1997:
Total interest income...........................................  $   9,120     $  9,313     $  9,626     $   9,732
Total interest expense..........................................      4,643        4,883        5,053         4,963
Provision for loan losses.......................................        198          296          302          (24)
Net interest income after
  provision for loan losses.....................................      4,279        4,134        4,271         4,793
Investment securities gains (losses) ...........................        (3)          -0-          -0-           -0-
Total noninterest income........................................      1,178        1,145        1,204         1,385
Total noninterest expense.......................................      4,301        3,896        4,513         4,713
Income tax expense..............................................        332          381          256           483
Net income......................................................        821        1,002          706           982

Per Common Share:
 Basic earnings.................................................        .22          .27          .19           .24
 Diluted earnings...............................................        .22          .27          .19           .24



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item on the directors and director nominees of the Company is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 1999. Information on the executive officers of the Company is included in Part I of this Report.


ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 1999.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 1999.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Certain Relationships, and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 1999.





              [The remainder of this page intentionally left blank]

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index of documents filed as part of this report:

Community Bancshares, Inc and Subsidiaries

Financial Statements                                                          Page(s)
                                                                              ------
Auditor's Report...........................................................     40

Consolidated Statements of Financial Condition as of
  December 31, 1998 and 1997...............................................     41

Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996.........................................     42

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1998, 1997 and 1996.........................................     43

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996.........................................  44-45

Notes to Consolidated Financial Statements -
  December 31, 1998, 1997 and 1996.........................................  46-83

Quarterly Results (Unaudited)..............................................     84


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1998.

(C) Exhibits
-------------
       3.1    Certificate of Incorporation, as amended (1)
       3.2    Certificate of Amendment to the Certificate of Incorporation,
              changing the name of the registrant to Community Bancshares, Inc.
              (2)
       3.3    By-Laws of Registrant, as amended and restated January 1999
       3.4    Certificate of Amendment to the Certificate of Incorporation,
              providing for directors' indemnification (3)
       3.5    Certificate of Amendment to the Certificate of Incorporation,
              increasing the number of authorized shares (4)
       3.6    Amended Certificate of Amendment of the Certificate of
              Incorporation, increasing the number of authorized shares (5)
       4.1    Certificate of Registrant establishing the Series 1984-1 Preferred
              Stock, dated August 17, 1984 ("Certificate of Stock Designation")
              (6)
       4.2    Certificate of Amendment to the Certificate of Stock Designation
              (7)
      10.1    Subordinated Promissory Note between the Registrant as borrower and Jack Cornelius as holder (8)

                                                                               Page(s)
                                                                               -------

       10.2   Promissory Note, Guaranty and Pledge Agreement by and between
              Community Bancshares, Inc. and Colonial Bank, N.A.
       10.3   Plan document for the Community Bancshares, Inc. Benefit
              Restoration Plan adopted April 12, 1994, effective January 1, 1995
              (9)
       10.4   Subordinated Promissory Note between the Registrant as borrower and Jeffrey K. Cornelius as holder (10)
       10.5   Employment Agreement dated March 28, 1996 by and between Kennon R.
              Patterson, Sr. and Community Bancshares, Inc. (11)
       10.6   Employment Agreement dated March 28, 1996 by and between Bishop K.
              Walker, Jr. and Community Bancshares, Inc. (12)
       10.7   Stock Option Agreement between Community Bancshares, Inc. and
              Kennon R. Patterson, Sr. dated March 28, 1996 (13)
       10.8   Stock Option Agreement between Community Bancshares, Inc. and
              Bishop K. Walker dated March 28, 1996 (14)
       10.9   Stock Option Agreement between Community Bancshares, Inc. and
              Denny Kelly dated March 28, 1996 (15)
       10.10  Stock Option Agreement between Community Bancshares, Inc. and
              Hodge Patterson, III dated March 28, 1996 (16)
       10.11  Stock Option Agreement between Community Bancshares, Inc. and Loy
              McGruder dated March 28, 1996 (17)
       10.12  Stock Option Agreement between Community Bancshares, Inc. and
              Merritt Robbins dated March 28, 1996 (18)
       10.13  Stock Option Agreement between Community Bancshares, Inc. and
              Wayne Washam dated March 28, 1996 (19)
       10:14  Stock Option Agreement between Community Bancshares, Inc. and
              Glynn Debter dated March 28, 1996 (20)
       10.15  Stock Option Agreement between Community Bancshares, Inc. and
              Robert Summerford dated March 28, 1996 (21)
       10.16  Change in Control Agreement dated March 28, 1996 by and between
              Kennon R. Patterson, Sr. and Community Bancshares, Inc. (22)
       10.17  Change in Control Agreement dated March 28, 1996 by and between
              Bishop K. Walker, Jr. and Community Bancshares, Inc. (23)
       10.18  Change in Control Agreement dated March 28, 1996 by and between
              Hodge Patterson and Community Bancshares, Inc. (24)
       10.19  Change in Control Agreement dated March 28, 1996 by and between
              Denny Kelly and Community Bancshares, Inc. (25)
       10.20  Change in Control Agreement dated March 28, 1996 by and between
              Loy McGruder and Community Bancshares, Inc. (26)
       10.21  Change in Control Agreement dated December 28, 1998 by and between
              Michael A. Bean and Community Bancshares, Inc.
       10.22  Stock Option Agreement between Community Bancshares, Inc. and Jon
              Owings dated March 28, 1996 (27)
       10.23  Stock Option Agreement between Community Bancshares, Inc. and
              Kennon R. Patterson, Sr. dated March 27, 1997 (28)
       10.24  Stock Option Agreement between Community Bancshares, Inc. and
              Bishop K. Walker, Jr. dated March 27, 1997 (29)
       10.25  Stock Option Agreement between Community Bancshares, Inc. and
              Denny Kelly dated March 27, 1997 (30)

                                                                               Page(s)
                                                                               -------

       10.26  Stock Option Agreement between Community Bancshares, Inc. and
              Hodge Patterson, III. dated March 27, 1997 (31)
       10.27  Stock Option Agreement between Community Bancshares, Inc. and Loy
              McGruder dated March 27, 1997 (32)
       10.28  Stock Option Agreement between Community Bancshares, Inc. and
              Merritt Robbins dated March 27, 1997 (33)
       10.29  Stock Option Agreement between Community Bancshares, Inc. and
              Wayne Washam dated March 27, 1997 (34)
       10.30  Stock Option Agreement between Community Bancshares, Inc. and
              Glynn Debter dated March 27, 1997 (35)
       10.31  Stock Option Agreement between Community Bancshares, Inc. and
              Robert Summerford dated March 27, 1997 (36)
       10.32  Stock Option Agreement between Community Bancshares, Inc. and
              Kennon R. Patterson, Jr. dated March 27, 1997 (37)
       10.33  Stock Option Agreement between Community Bancshares, Inc. and John
              J. Lewis, Jr. dated March 27, 1997 (38)
       10.34  Stock Option Agreement between Community Bancshares, Inc. and
              Stacey W. Mann dated March 27, 1997 (39)
       10.35  Stock Option Agreement between Community Bancshares, Inc. and
              Edward Ferguson dated March 27, 1997 (40)
       10.36  Stock Option Agreement between Community Bancshares, Inc. and
              Kennon R. Patterson, Sr. dated March 26, 1998
       10.37  Stock Option Agreement between Community Bancshares, Inc. and
              Bishop K. Walker, Jr. dated March 26, 1998
       10.38  Stock Option Agreement between Community Bancshares, Inc. and
              Denny Kelly dated March 26, 1998
       10.39  Stock Option Agreement between Community Bancshares, Inc. and
              Hodge Patterson, III dated March 26, 1998
       10.40  Stock Option Agreement between Community Bancshares, Inc. and Loy
              McGruder dated March 26, 1998
       10.41  Form of Stock Option Agreement between Community Bancshares, Inc.
              and Grantees dated March 26, 1998

       11    Statement of computation of earnings per common share.........  92
       12    Statement of Computation of Ratios............................  93
       21    Subsidiaries of the Registrant................................  93
       27    Financial Data Table (for SEC use only).......................


Notes to Exhibits:

       (1) Filed as appendix II to the Proxy Statement included in part I of the Registration Statement on Form S-14, Registration No 2-92974, and incorporated herein by reference.
       (2) Filed as Exhibit 4 to Form 10-K for the year ended December 31, 1985, and incorporated herein by reference.
       (3) Filed as Exhibit 3.4 to Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
       (4) Filed as Exhibit 3.5 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
       (5) Filed as Exhibit 3 to Form 10-Q/A-1 for the period ended September 30, 1998, and incorporated herein by reference.

       (6) Filed as Appendix I to the Proxy Statement included in Part I of the Registration Statement on Form S-14, Registration No. 2-92974, and incorporated herein by reference.
       (7) Filed as Exhibit 4.1 to the Registration Statement on Form S-1, Registration No. 33-7032, and incorporated herein by reference.
       (8) Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.
       (9) Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
      (10) Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
      (11) Filed as Exhibit 10.1 to Form 10-Q/A-2 for the period ended September 30, 1998, and incorporated herein by reference
      (12) Filed as Exhibit 10.2 to Form 10-Q/A-2 for the period ended September 30, 1998, and incorporated herein by reference
      (13) Filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (14) Filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (15) Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (16) Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (17) Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (18) Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (19) Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (20) Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (21) Filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (22) Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (23) Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (24) Filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (25) Filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (26) Filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (27) Filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
      (28) Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
      (29) Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
      (30) Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
      (31) Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
      (32) Filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
      (33) Filed as Exhibit 10.44 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

      (34) Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
      (35) Filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
      (36) Filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
      (37) Filed as Exhibit 10.49 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
      (38) Filed as Exhibit 10.50 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
      (39) Filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
      (40) Filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference


  Certain financial statements schedules and exhibits have been omitted because they are not applicable.






              [The remainder of this page intentionally left blank]

EXHIBIT 11 - STATEMENTS RE:  COMPUTATION OF PER SHARE EARNINGS


                           COMMUNITY BANCSHARES, INC.
                   COMPUTATION OF NET INCOME PER COMMON SHARE

The following tabulation presents the calculation of primary and fully diluted earnings per common share for the years ended December 31, 1998, 1997 and 1996.

                                                                               1998          1997          1996
                                                                          -------------  ------------ -------------

Reported net income....................................................   $   3,579,493  $  3,512,278 $   3,458,986
                                                                          =============  ============ =============

Earnings on common shares..............................................   $   3,579,493  $  3,512,278 $   3,458,986
                                                                          =============  ============ =============

Weighted average common shares outstanding - basic.....................       3,994,798     3,807,232     3,727,506
                                                                          =============  ============ =============

Earnings per common share- basic
  Income from continuing operations....................................   $         .90  $        .92 $         .93
                                                                          =============  ============ =============

  Net income............................................................  $         .90  $        .92 $         .93
                                                                          =============  ============ =============

Weighted average common shares outstanding - diluted....................      4,052,259     3,830,231     3,727,506
                                                                          =============  ============ =============

Earnings per common share- diluted
  Income from continuing operations.....................................  $         .88  $        .92 $         .93
                                                                          =============  ============ =============

  Net income............................................................  $         .88  $        .92 $         .93
                                                                          =============  ============ =============






              {The remainder of this page intentionally left blank]

EXHIBIT 12 - STATEMENT RE: COMPUTATION OF RATIOS


                           COMMUNITY BANCSHARES, INC.
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                                                    Years Ended December 31,
                                                                           ------------------------------------------
                                                                                1998         1997             1996
                                                                           ------------  ------------   -------------
                                                                                    (Dollars in thousands)


Pretax income..........................................................    $      5,106  $      4,945   $       4,885
Add fixed charges:
    Interest on deposits...............................................          21,963        18,765          16,595
    Interest on borrowings.............................................             730           777             831
    Portion of rental expense representing interest expense............             180            78              59
                                                                           ------------  ------------   -------------
        Total fixed charges............................................          22,873        19,620          17,485
                                                                           ------------  ------------   -------------

Income before fixed charges............................................    $     27,979  $     24,565   $      22,370
                                                                           ============  ============   =============

Pretax income..........................................................    $      5,106  $      4,945   $       4,885
Add fixed charges:
    Interest on borrowings.............................................             730           777             831
    Portion of rental expense representing interest expense............             180            78              59
                                                                           ------------  ------------   -------------
        Total fixed charges............................................             910           855             890
                                                                           ------------  ------------   -------------

Income before fixed charges (excluding interest on deposits)...........    $      6,016  $      5,800   $       5,775
                                                                           ============  ============   =============

RATIO OF EARNINGS TO FIXED CHARGES:
    Including interest on deposits.....................................            1.22X         1.25x           1.28x
    Excluding interest on deposits.....................................            6.61X         6.78x           6.49x



EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Subsidiaries - Direct/wholly-owned                                                      State of Incorporation
----------------------------------                                                      ----------------------

Community Bank                                                                                   Alabama

Subsidiaries - Indirect/wholly-owned by Community Bank
------------------------------------------------------

Community Appraisals, Inc.                                                                       Alabama
1st Community Credit Corporation                                                                 Alabama
Community Insurance Corp                                                                         Alabama

Subsidiaries - Indirect/wholly-owned by Community Insurance Corp
-----------------------------------------------------------------

Southern Select Insurance, Inc.                                                                  Alabama

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                 COMMUNITY BANCSHARES, INC.


Date:    March 25, 1999          By   /s/ Kennon R. Patterson, Sr.
       -------------------          --------------------------------------
                                    KENNON R. PATTERSON, SR.
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER


Date:    March 25, 1999          By   /s/ Michael A. Bean
       -------------------          ----------------------------------------
                                    MICHAEL A. BEAN
                                    EXECUTIVE VICE PRESIDENT AND
                                    CHIEF ACCOUNTING OFFICER

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

    Directors                                         Date
    ---------                                         ----

  /s/ Glynn Debter                                March 25, 1999
----------------------                            --------------
GLYNN DEBTER

  /s/ Roy B. Jackson                              March 25, 1999
----------------------                            --------------
ROY B. JACKSON

  /s/ Denny Kelly                                 March 25, 1999
----------------------                            --------------
DENNY KELLY

          Directors                                      Date
          ---------                                      ----

  /s/ John J. Lewis, Jr.                            March 25, 1999
---------------------------------                ----------------------
JOHN J. LEWIS, JR.

  /s/ Loy McGruder                                  March 25, 1999
---------------------------------                ----------------------
LOY MCGRUDER

  /s/ Hodge Patterson, III                          March 25, 1999
---------------------------------                ----------------------
HODGE PATTERSON, III

  /s/ Kennon R. Patterson, Sr.                      March 25, 1999
---------------------------------                ----------------------
KENNON R. PATTERSON, SR.

  /s/ Merritt Robbins                               March 25, 1999
---------------------------------                ----------------------
MERRITT ROBBINS

  /s/ Robert O. Summerford                          March 25, 1999
---------------------------------                ----------------------
ROBERT O. SUMMERFORD

  /s/ Bishop K. Walker, Jr.                         March 25, 1999
---------------------------------                ----------------------
BISHOP K. WALKER, JR.


  /s/ Wayne Washam                                  March 25, 1999
---------------------------------                ----------------------
WAYNE WASHAM

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                               -----------------





                                   EXHIBITS TO


                           ANNUAL REPORT AND FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998





                               -----------------





                           COMMUNITY BANCSHARES, INC.

                                 P.O. BOX 1000

                                   MAIN STREET

                           BLOUNTSVILLE, ALABAMA 35031






================================================================================