Form 10-Q
period 1999-03-31
COMMUNITY BANCSHARES INC /DE/
filed 1999-05-17
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-16461

                           COMMUNITY BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                           63-0868361
              ----------------------         ----------------------------------
             (STATE OF INCORPORATION)       (I.R.S. EMPLOYER IDENTIFICATION NO.)


MAIN STREET, P. O. BOX 1000, BLOUNTSVILLE, AL                   35031
---------------------------------------------                   -----
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

                                YES   X       NO
                                    ----         ----

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                       CLASS                     OUTSTANDING AT APRIL 30, 1999
            ---------------------                -----------------------------
           COMMON STOCK, $.10 PAR VALUE                   4,665,514

                                      INDEX

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                                 PAGE
-----------------------------                                                                                 ----

Item 1. Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition - March 31, 1999
         and December 31, 1998............................................................................       3

         Consolidated Statements of Income - Three months ended March 31,
         1999 and 1998....................................................................................       4

         Consolidated Statements of Other Comprehensive Income - Three months
         ended March 31, 1999 and 1998....................................................................       5

         Consolidated Statements of Cash Flows - Three months ended March 31,
         1999 and 1998....................................................................................       6

         Notes to Consolidated Financial Statements - March 31, 1999......................................       8


Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................      11

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................      17



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................................................      18

Item 6. Exhibits and Reports on Form 8-K..................................................................      18

(a)  Exhibits:


Exhibit Number                Description of Exhibit                                                   Page Number
--------------                ----------------------                                                   -----------
     10.1     Rights Agent Agreement between Community Bancshares, Inc.
              and The Bank of New York, dated January 13, 1999 (1)

     11       Computation of Earnings Per Share  ............................................                   21

     27       Financial Data Schedule  (for the SEC use only)

(b)  Reports on Form 8-K



SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  MARCH 31,           December 31,
                                                                                   1999                  1998
                                                                                -----------           ------------
                                                                                (UNAUDITED)
ASSETS
  Cash .............................................................          $   7,240,411           $   6,204,531
  Due from banks ...................................................             11,995,939              19,348,639
  Interest-bearing deposits with banks .............................                950,000                 950,000
  Securities available for sale ....................................             95,866,751              97,391,609
  Loans ............................................................            444,336,087             435,000,601
  Less: Unearned income ............................................                899,346               1,147,965
        Allowance for loan losses ..................................              2,869,080               2,970,597
                                                                              -------------           -------------
          NET LOANS ................................................            440,567,661             430,882,039

  Premises and equipment, net ......................................             30,624,155              29,545,798
  Accrued interest .................................................              5,839,993               5,991,588
  Intangibles, net .................................................              6,244,625               6,355,833
  Other real estate ................................................                361,325                 699,014
  Other assets .....................................................              8,148,603               5,874,546
                                                                              -------------           -------------

          TOTAL ASSETS .............................................          $ 607,839,463           $ 603,243,597
                                                                              =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing ...........................................          $  62,463,292           $  62,562,296
     Interest-bearing ..............................................            475,672,570             476,023,225
                                                                              -------------           -------------
          TOTAL DEPOSITS ...........................................            538,135,862             538,585,521

  Other short-term borrowings ......................................             10,003,068               2,191,841
  Accrued interest .................................................              3,479,990               3,580,934
  Long-term debt ...................................................              7,335,350               7,568,716
  Other liabilities ................................................              4,028,338               4,083,184
                                                                              -------------           -------------
          TOTAL LIABILITIES ........................................            562,982,608             556,010,196

  Shareholders' equity
     Preferred stock, par value $.01 per share, 200,000 shares
          authorized, no shares issued .............................                     -0-                     -0-
     Common stock, par value $.10 per share, 20,000,000
          shares authorized, 4,656,847 shares issued as of March 31,
          1999 and 4,647,924 shares issued as of December 31, 1998 .                465,685                 464,792
     Capital surplus ...............................................             29,065,866              29,100,383
     Retained earnings .............................................             18,170,380              20,169,519
     Unearned ESOP shares - 236,287 and 241,350 shares as of
          March 31, 1999 and December 31,1998, respectively ........             (2,902,386)             (2,944,232)
     Accumulated other comprehensive income ........................                 57,310                 442,939
                                                                              -------------           -------------

          TOTAL SHAREHOLDERS' EQUITY ...............................             44,856,855              47,233,401
                                                                              -------------           -------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............          $ 607,839,463           $ 603,243,597
                                                                              =============           =============


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31,
                                                               --------------------------------
                                                                    1999                1998
                                                               -----------          -----------
REVENUE FROM EARNING ASSETS
    Interest and fees on loans ......................          $10,650,297          $ 8,146,115
    Interest on investment securities:
    Taxable securities ..............................            1,237,714            1,083,686
    Securities exempt from federal income taxes .....              212,343              177,370

    Interest on federal funds sold ..................                   -0-             366,675
    Interest on deposits in other banks .............               37,288               20,438
                                                               -----------          -----------
                  TOTAL REVENUE FROM EARNING ASSETS .           12,137,642            9,794,284
                                                               -----------          -----------

INTEREST EXPENSE
    Interest on deposits ............................            5,744,087            5,130,244
    Interest on other short-term borrowings .........              122,542               29,280
    Interest on long-term debt ......................              150,308              147,507
                                                               -----------          -----------
                  TOTAL INTEREST EXPENSE ............            6,016,937            5,307,031
                                                               -----------          -----------

NET INTEREST INCOME .................................            6,120,705            4,487,253
Provision for loan losses ...........................              229,792              188,724
                                                               -----------          -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .            5,890,913            4,298,529

NONINTEREST INCOME
    Service charges on deposits .....................              800,729              668,704
    Insurance commissions ...........................              495,651              413,712
    Bank club dues ..................................              172,701              147,338
    Other operating income ..........................              397,393              348,151
    Investment securities gains .....................                   -0-               8,802
                                                               -----------          -----------

                  TOTAL NONINTEREST INCOME ..........            1,866,474            1,586,707
                                                               -----------          -----------

NONINTEREST EXPENSES
    Salaries and employee benefits ..................            4,141,804            3,057,151
    Occupancy expense ...............................              615,378              448,316
    Furniture and equipment expense .................              417,193              334,063
    Director and committee fees .....................              169,487              162,608
    Other operating expenses ........................            1,638,843            1,112,446
                                                               -----------          -----------
                  TOTAL NONINTEREST EXPENSES ........            6,982,705            5,114,584
                                                               -----------          -----------

Income before income taxes ..........................              774,682              770,652
Provision for income taxes ..........................              188,228              211,202
                                                               -----------          -----------
                  NET INCOME BEFORE MINORITY INTEREST              586,454              559,450
Minority interest in consolidated subsidiary ........                   -0-               4,167
                                                               -----------          -----------

                  NET INCOME ........................          $   586,454          $   555,283
                                                               ===========          ===========

EARNINGS PER COMMON SHARE - BASIC ...................          $       .13          $       .14
EARNINGS PER COMMON SHARE-ASSUMING DILUTION .........          $       .13          $       .14


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                        ----------------------------
                                                                           1999                1998
                                                                        ---------           --------
Net income ...................................................          $ 586,454           $ 555,283

Components of other comprehensive income:
  Unrealized holding gains/(losses) arising during the period            (642,715)            141,104
  Reclassification adjustments for net (gains) losses included
    in net income ............................................                 -0-             (8,802)
                                                                        ---------           ---------
  Other comprehensive income/(loss) before income taxes ......           (642,715)            132,302
  Income tax expense/(benefit) related to other
    comprehensive income/(loss) ..............................           (257,086)             52,921
                                                                        ---------           ---------
  Total other comprehensive income/(loss) ....................           (385,629)             79,381
                                                                        ---------           ---------

Comprehensive income .........................................          $ 200,825           $ 634,664
                                                                        =========           =========

















              [The remainder of this page intentionally left blank]

















                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     Three Months Ended
                                                                                         March 31,
                                                                            ----------------------------------
                                                                                  1999                  1998
                                                                            ------------           ------------
OPERATING ACTIVITIES:
    Net income ...................................................          $    586,454           $    555,283
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses ...............................               229,792                188,724
         Provision for depreciation and amortization .............               535,223                440,572
         Amortization of investment security premiums and
            accretion of discounts ...............................                27,919                 36,810
         Deferred tax expense ....................................                49,532                 16,773
         (Gain)/loss on sale of premises and equipment ...........                (2,462)                 7,019
         Realized investment security (gains) ....................                    -0-                (8,802)
         Increase in accrued interest receivable .................               151,595                297,766
         (Decrease)/increase in accrued interest payable .........              (100,944)               124,413
         Other ...................................................            (1,889,618)            (1,623,180)
                                                                            ------------           ------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES .......              (412,509)                35,378
                                                                            ------------           ------------

INVESTING ACTIVITIES:
    Proceeds from sales of investment securities - AFS ...........                    -0-             4,382,500
    Proceeds from maturity of investment securities - AFS ........             4,332,372              1,599,131
    Purchase of investment securities - AFS ......................            (3,478,148)            (3,384,403)
    Decrease in interest-bearing deposits with other banks .......                    -0-               859,580
    Cash disbursed in acquisition of finance offices .............                    -0-            (6,543,108)
    Net increase in loans to customers ...........................            (9,915,414)           (10,088,298)
    Proceeds from sale of premises and equipment .................                37,949                102,550
    Net proceeds from sale of other real estate ..................               105,958                  1,500
    Capital expenditures .........................................            (1,537,859)            (1,538,176)
                                                                            ------------           ------------
                  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (10,455,142)           (14,608,724)
                                                                            ------------           ------------


FINANCING ACTIVITIES:
    Net increase in demand deposits, NOW accounts,
      and savings accounts .......................................             1,236,352             11,438,579
    Net (decrease)/increase in certificates of deposit ...........            (1,686,011)             9,262,944
    Net increase/(decrease) in short-term borrowings .............             7,811,227             (1,079,547)
    Issuance and sale of common stock ............................               169,537                145,383
    Repayment of long-term debt ..................................              (191,520)              (192,327)
    Cash dividends ...............................................            (2,788,754)            (2,031,607)
                                                                            ------------           ------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES ......             4,550,831             17,543,425
                                                                            ------------           ------------

Net (decrease)/increase in cash and cash equivalents .............            (6,316,820)             2,970,079


Cash and cash equivalents at beginning of period .................            25,553,170             46,251,978
                                                                            ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................          $ 19,236,350           $ 49,222,057
                                                                            ============           ============


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                 ----------------------------
                                                                                       1999            1998
                                                                                 ------------    ------------
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
      Interest.........................................................          $  5,860,649    $   5,182,618
      Income taxes.....................................................               119,410               -0-

Supplemental schedule of non-cash investing and financing activities:

     The Company acquired $374,000 in other real estate during the first quarter of 1998 compared to none during the same period of 1999, as a result of purchasing homes of employees under the Company's relocation program.

     Upon the pledging of purchased shares to obtain additional ESOP debt of $1,076,958 on December 1, 1998, long-term debt was increased and equity was decreased . The debt was reduced by $41,847 and $31,111 during the three month periods ended March 31, 1999 and 1998, respectively, as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

     Net unrealized gains on investment securities available for sale declined by $642,715 during the three months ended March 31, 1999.









              [The remainder of this page intentionally left blank]


















                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE B - INVESTMENT SECURITIES

At March 31, 1999 and December 31, 1998, the Company's investment securities are categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholder's equity (Accumulated Other Comprehensive Income) until realized.

At March 31, 1999, the Company's available-for-sale investment securities reflected net unrealized gains of $95,516, which resulted in an increase in shareholders' equity of $57,310, net of deferred tax liability. The net decrease in shareholders' equity as a result of the SFAS 115 adjustment from December 31, 1998 to March 31, 1999 was $385,629.


NOTE D - SHAREHOLDERS' EQUITY

Annual dividends of $.60 and $.50 per share were declared by the Company's Board of Directors on its common stock and paid in January of 1999 and 1998, respectively. In addition, a two-for-one stock split was declared by the Company's Board of Directors in March 1998. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and regulatory restrictions.

On March 28, 1996, the Company issued a total of 135,000 options to its directors to purchase shares of the Company's common stock. The options were issued to the directors based upon their years of service and their positions with the Company. Each of the stock option agreements contained an exercise price of $10.00 per share, the market value of the Company's common stock at the time of issuance. The options are exercisable between April 1, 1996 and March 31, 2001. In March 1997, an additional 103,000 options were issued to the Company's directors with an exercise price of $12.50 per share, the market value of the Company's common stock at the time of issuance. These options are exercisable between April 1, 1997 and March 31, 2002. In March 1998, 203,331 options were issued to directors and certain senior officers with an exercise price of $15.00 per share, the market value of the Company's common stock at the time of issuance. These options are exercisable between April 1, 1998 and March 31, 2003. Each of these options is treated as non-qualified options under the provisions of the Internal Revenue Code. The agreements also contain a provision whereby the Company will compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

These options are assumed to be exercised in the calculation of diluted average shares of common stock outstanding, causing the equivalent average number of shares outstanding on a diluted basis to be 109,877 greater than that used to calculate basic earnings per share for March 31, 1999. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 42,075 for March 31, 1998.


NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions to the ESOP are made at the discretion of the Company's Board of Directors, but may not be less than the amount required to cover the debt service on the ESOP loan. Employer contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Code imposes a limit ($160,000 in 1998) on the amount of compensation which may be considered under the ESOP.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were purchased by the ESOP. This note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments of $31,677 due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. As of March 31, 1999, there were 236,287 unreleased shares with a fair value, based on recent trades at $24 per share, of approximately $5,671,000. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statements and reduce its shareholders' equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($55,344 and $41,795 during the first quarter of 1999 and 1998, respectively) is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At March 31, 1999 and 1998, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,902,386 and $2,944,232, respectively.

Company contributions to the ESOP amounted to $95,032 and $72,906 for the three months ended March 31, 1999 and 1998, respectively. In addition, there were $2,159 in miscellaneous prior year adjustments recorded during the first quarter of 1999 that reduced the outstanding principal amount of the ESOP debt.

NOTE F - CONTINGENCIES

In September 1998, Community Bank discovered that a number of automobile and truck loans had been made through its Ft. Payne, Alabama Wal-Mart location which were not in compliance with the Bank's lending policy. The total amount of those loans was approximately $9,300,000. The appropriate authorities and the Bank's financial institution bond carrier were notified, and investigations are still proceeding. During the first quarter of 1999, the bank took possession of an additional 135 vehicles, which collateralized loans totaling approximately $1,800,000. As of March 31, 1999, borrowers had defaulted on loans totaling approximately $5,200,000 and the Bank had taken possession of a total of 335 vehicles, which were the collateral for such defaulted loans. The Bank intends to begin disposing of these vehicles in the second quarter of 1999. Although investigation of the matter has not yet been completed, management currently believes that the Bank will be reimbursed either by its bond carrier or by other parties involved in these transactions and the Bank will not incur any material losses from such loans.



















              [The remainder of this page intentionally left blank]

                                     ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This discussion is intended to assist an understanding of the Community Bancshares, Inc. (the "Company") and its subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, the Company shall include the Company and its subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


FINANCIAL CONDITION

MARCH 31, 1999 COMPARED TO DECEMBER 31, 1998


LOANS

Loans comprised the largest single category of the Company's earning assets on March 31, 1999. Loans, net of unearned income and reserve for loan losses, were 72.5% of total assets at March 31, 1999 and 71.4% of total assets at December 31, 1998. Loans, net of unearned income and allowance for loan losses, were $440,567,661 at March 31, 1999, representing a 2.3% increase from the December 31, 1998 total of $430,882,039.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Investment securities declined $1,524,858, or 1.6%, to $95,866,751 at March 31, 1999 compared to $97,391,609 at December 31, 1998. This decrease was due primarily to growth in the Company's loan portfolio. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Short-term investments in the form of interest-bearing deposits with banks were $950,000 at both March 31, 1999 and December 31, 1998.

ASSET QUALITY

Between December 31, 1998 and March 31, 1999, the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) decreased slightly from 0.63 at year-end 1998 to 0.61 at March 31,1999. The ratio of total nonperforming assets to total assets remained level at 0.008, while the ratio of nonperforming loans to total loans increased slightly to
0.010 at the end of the first quarter 1999 from 0.009 at December 31, 1998. The changes in these ratios were due primarily to an increase in past due and nonaccrual loans, while other real estate declined as the Company disposed of properties acquired through foreclosure and in conjunction with the purchase of employees' homes who were relocated by the Company. Another contributing factor to these changes was the slight decline in the Company's allowance for loan losses from December 31, 1998 through the end of the first quarter 1999. All three of these ratios remain favorable as compared with industry averages.





              [The remainder of this page intentionally left blank]

DEPOSITS

Total deposits of $538,135,862 at March 31, 1999 reflected a slight decrease compared to total deposits of $538,585,521 at year-end 1998. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits decreased $99,004, or 0.2%, from year-end 1998 to March 31, 1999, and interest-bearing deposits decreased $350,655, or 0.1%, from year-end 1998. Certificates of deposit of $100,000 or more increased $2,507,214, or 2.9% between periods.

OTHER SHORT-TERM BORROWINGS

Other short-term borrowings totaled $10,003,068 at March 31, 1999, a $7,811,227, or 356.4%, increase from the December 31, 1998 level of $2,191,841. As deposits remained flat during the first quarter 1999, the Company increased its overnight borrowings from the Federal Home Loan Bank of Atlanta to fund loan demand.

LONG-TERM DEBT

At March 31, 1999 and December 31, 1998, the Company had notes payable totaling $7,335,350 and $7,568,716, respectively.

In December 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At March 31, 1999 and December 31, 1998, the amounts outstanding were $2,670,606 and $2,846,631, respectively, due December 2002, bearing interest at a floating prime rate, and collateralized by 100% of the common stock of the Company's subsidiary bank. The note agreement contains provisions which limit the Company's right to transfer or issue shares of its subsidiary bank's stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were purchased by the ESOP. This note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments of $31,677 due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,902,386 at March 31, 1999 and $2,944,232 at December 31, 1998, secured by 236,287 and 241,350 of unreleased shares of Company common stock, respectively.

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,762,358 at March 31, 1999 and $$1,777,853 at December 31, 1998.

Maturities of long-term debt for the years ending December 31 are as follows:

                  1999......................     $     933,820
                  2000......................           950,164
                  2001......................           968,785
                  2002......................           815,310
                  2003......................           299,005
                  Thereafter................         3,368,266
                                                 -------------
                                                 $   7,335,350
                                                 =============

SHAREHOLDERS' EQUITY

Company shareholders' equity decreased $2,376,546, or 5.0%, from $47,233,401 at December 31, 1998 to $44,856,855 at March 31, 1999, due to net earnings of $586,454, the payment of a cash dividend of $2,788,754, the reduction the ESOP debt by $41,846, the issuance of additional common stock for $169,537, and the decrease of unrealized gains on securities available for sale totaling $385,629, net of deferred tax liability.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. The Company has used both the retention of earnings as well as funds raised through the sale of its common stock to maintain a sound capital position.

Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less goodwill, amounted to $38,554,920 at March 31, 1999. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components are referred to as Total Risk-Based capital and was $ 42,912,667 at March 31, 1999.

As of March 31, 1999, the Company and its banking subsidiary are classified as well capitalized under the financial institutions regulatory framework. Management has reviewed and will continue to monitor the Company's asset mix and product pricing, and the loan loss allowance, which are the areas determined to be most affected by these new requirements.








              [The remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998


SUMMARY

Net earnings of the Company for the three months ended March 31, 1998 were $586,454 compared to $555,283 for the same period in 1998, representing a 5.6% increase. This increase is a direct result of the Company's expansion activity during 1998 and is reflected in all major components of the statement of earnings. Net interest income, before provision for loan losses, increased $1,633,452, or 36.4%, during the first three months of 1999 as compared to the same period of 1998. Noninterest income increased $279,767, or 17.6%, while noninterest expenses increased $1,868,121, or 36.5%, during the first quarter of 1999, as compared to the first quarter of 1998.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from interest earning assets of the Company during the three months ended March 31, 1999 increased $2,343,358, or 23.9%, from the same period in 1998. This increase was due to higher average outstanding balances of earning assets. Average earning assets outstanding during the first quarter of 1999 were $537,793,351, which represents an increase of $91,400,306, or 20.5%, over the level for the first quarter of 1998. Interest expense for the three months ended March 31, 1999 increased $709,906, or 13.4%, over the corresponding period of 1998. As a result of these factors, net interest income, before provision for loan losses, increased $1,633,452, or 36.4%, in the three months ended March 31, 1999, compared to the same period of 1998.

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

In evaluating the allowance, management also considers Community Bank's, including its finance company subsidiary, historical loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. Community Bank allocates its allowance for loan losses to specific loan categories based on an average of the previous five years net losses for each loan type.

The provision for loan losses was $229,792 for the three months ended March 31, 1999 compared to $188,724 for the same period of 1998. Charge-offs exceeded recoveries by $332,000 for the three months ended March 31, 1999. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 0.65% at March 31, 1999 compared to 0.68% at year-end 1998.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 1999 was $1,866,474 compared to $1,586,707 for the same period of 1998. This 17.6% increase was primarily due to an increase in service charges on deposit accounts of $132,025, or 19.7%, from $668,704 in the first quarter of 1998 as compared to $800,729 for the same period of 1999. Other components of noninterest income reflecting increases in the first quarter of 1999 compared to the same period of 1998 are as follows: Insurance commissions increased $81,939, or 19.8%; bank club dues increased $25,363, or 17.2%; and other operating income increased $49,242, or 14.1%. The Company recorded no security gains during the three months ending March 31, 1999, while net security gains were $8,802 for the same period of 1998.

NONINTEREST EXPENSES

Noninterest expenses for the three months ended March 31, 1999 were $6,982,705, reflecting a 36.5% increase over the same period of 1998. The primary components of noninterest expenses are salaries and employee benefits, which increased $1,084,653 for the three months ended March 31, 1999, 35.5% higher than in the same period of 1998. The increases in salaries and employee benefits are due to staffing for new banking locations and expansion as well as merit increases and incentive payments. Occupancy costs increased $167,062, or 37.3%, furniture and equipment expenses rose by $83,130, or 24.9%, and director and committee fees increased by $6,879, or 4.2%. Other operating expenses rose by 47.3% to $1,638,843. As a result of the Company's recent growth, management anticipates that noninterest expenses will remain at least at their current level for the foreseeable future.

The Company's strategy is to make each office of its subsidiary bank a vital part of the community it serves. Each office has management and personnel as similar to a full service, stand-alone bank as possible. Although more expensive, we believe this strategy has been successful for Community Bank, and will best serve our communities, customers and shareholders. The Company will remain dependent upon Community Bank for most of its earnings.

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes of $188,228 for the three months ended March 31, 1999 decreased $22,974 compared to $211,202 for the same period of 1998. The effective tax rate of approximately 24.3% for the first quarter of 1999 is less than the statutory rate and represents a decrease from the effective tax rate of approximately 27.4% for the same period of 1998. This decline is in part due to the effect of tax-exempt interest income.


YEAR 2000 ISSUES

The Year 2000 issue results from of potential problems with computer systems or other equipment with computer chips using dates that have been sorted as two digits rather than four (e.g. "98" for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or perform similar tasks.

The Company initiated a program in 1997 to identify and review all of the information technology ("IT") and non-IT systems used by the Company and its subsidiaries in order to determine whether the systems were Year 2000 compliant. This study involved identifying any required modifications or replacements of certain hardware and software maintained by the Company. In addition, the Company has taken steps to obtain assurance from third-party vendors that appropriate actions have been taken or are being taken to remedy any Year 2000 issues for computer systems that the vendors are responsible for maintaining and that are relied upon by the Company.

As a financial institution, the Company's compliance has been closely monitored by federal regulatory agencies, which have completed a phase one and phase two examination of the Company and its Year 2000 readiness in the past twelve months. As of March 31, 1999, no regulatory restriction had been imposed on the Company by federal regulatory authorities in connection with the Company's current Year 2000 plan and implementation.

Prior to year-end 1998, the Company had identified its mission critical and non-mission critical systems and had completed the assessment phase of each system's Year 2000 readiness. Mission critical systems are those systems that are vital to the core business activity of the Company and include mainframe computer applications such as deposit, loan and general ledger systems as well as the system operating software. In July 1998, the Company purchased and installed new Year 2000 compliant hardware and software systems to support all core application processing which were deemed to be mission critical. Non-mission critical systems typically include embedded technology, such as micro-controllers in elevators. As of March 31, 1999, all mission critical systems have been validated.

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

During 1998, the Company spent approximately $415,000 related to the purchase of new hardware and software to correct Year 2000 problems. These costs have been capitalized and will be amortized over the life of the related assets. The Company spent an additional $5,000 for testing of it mission critical systems and estimates it will spend approximately $15,000 during 1999 for third party reviews of test results. Since this is an ongoing process involving continual evaluation, the Company could incur additional unanticipated cost associated with its Year 2000 readiness. However, management believes that these cost would be immaterial to the Company's financial condition or results of operations.

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

Management expects its remediation efforts to occur in a timely manner and does not anticipate significant disruptions in its operations. Failure to complete such remediations in a timely fashion could have an adverse impact on the Company's financial condition and results of operations. Management is currently developing a contingency plan to address any potential failures, which it expects to have in place by the end of the second quarter, 1999.

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and should." These forward-looking statements include, without limitation, those relating to the Company's future growth, dividend payments, deposit base, economies, long-term obligations, loan losses, interest sensitivity, market risk, impact of inflation and impact of Year 2000 issues. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, economic conditions, government fiscal and monetary policies, prevailing interest rates and effectiveness of the Company's interest rate strategies, laws and regulations affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of assets and operations, competition from other financial services companies, Year 2000 compliance issues, and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission.





              [The remainder of this page intentionally left blank]

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. During the first quarter of 1999, Community Bank saw its interest earning assets repricing within one year decline while its interest bearing liabilities repricing during this same period increased. This resulted in the Company being more liability sensitive at March 31, 1999, compared to year-end 1998, indicating that it had more interest bearing liabilities than interest earning assets repricing during the twelve months ending March 31, 2000. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at March 31, 1999 was: i) .14% at 30 days; ii) .31% at 90 days; iii) .33% at 180 days; and iv) .36% at 365 days.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company's March 31, 1999 Asset/Liability Analysis, the improvement in net interest income, over the next twelve months, resulting from a 200 basis points decrease in the interest rate environment was immaterial. Conversely, a 200 basis points increase in interest rates would result in a $1,878,000, or 6.4%, decrease in net interest income for the same period. This is an additional $1,247,000, or 4.2%, decline over year-end 1998.

While movement of interest rates cannot be predicted with any certainty, management expects interest rates to be relatively stable during 1999 and believes that Community Bank's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending March
31. 2000. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.










              [the remainder of this page intentionally left blank]

                           PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

On November 19, 1998, Mr. William Towns, a shareholder of the Company, filed a shareholder derivative action against the directors of the Company in the state Circuit Court of Blount County, Alabama. Mr. Towns amended his complaint on January 14, 1999 to add the Company and Community Bank as defendants in the action. On February 11, 1999, the complaint was again amended to add Mr. Pat Bellew and Mrs. Mary Bellew, who are also shareholders of the Company, as additional plaintiffs. On December 21, 1998, the Company and its directors filed a motion with the court seeking to have the complaint dismissed. On March 1, 1999, the Company's Board of directors appointed a special Board committee, comprised of Roy B. Jackson, Merritt M. Robbins and R. Wayne Washam, each of whom is a non-employee director of the Company, to review the plaintiff's allegations in accordance with Delaware law. On April 6, 1999, each of the parties to the action requested that the court stay the litigation and related discovery, motions and hearings, pending completion of the special committee's review. On April 30, 1999, the court entered an order staying the litigation and related discovery, motions and hearing in accordance with the parties' request. The special committee is required to submit an interim report to the court no later than July 29, 1999.

The complaint alleged that the directors of the Company breached their fiduciary duty to the Company and its shareholders, engaged in fraud, fraudulent concealment, suppression of material fact and suppression of the plaintiff shareholders, failed to supervise management, and conspired to conceal wrongful acts from the Company's shareholders and paid themselves excessive director fees. The complaint also alleged that the Board of Directors acquiesced in mismanagement and misconduct by Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company, including alleged self dealing, payment of excessive compensation, misappropriation of corporate opportunities and misappropriation of funds. The complaint sought an unspecified amount of compensatory and punitive damages, removal of the current directors, appointment of a new Board of Directors, and attorneys fees and cost. Management of the Company believes that the plaintiffs' allegations are false and that the action lacks merit. The Company and its directors intend to defend the action vigorously, and management of the Company believes that the action will not have a material adverse effect on the Company's financial condition or results of operations.




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

Exhibit Number                Description of Exhibit                                                   Page Number
--------------                ----------------------                                                   -----------
     10.1                     Rights Agent Agreement between Community Bancshares, Inc. and
                              The Bank of New York, dated January 13, 1999 (1)

     11                       Computation of Earnings Per Share                                              21

     27                       Financial Data Schedule (for the SEC use only)



Notes to Exhibits
-----------------

(1) Filed as Exhibit 4.1 to the Registration Statement on Form 8-A dated January 21, 1999, and incorporated herein by reference.

(b) Reports on Form 8-K

The Company filed four reports on Form 8-K during the quarter ended March 31, 1999 as follows:

1. January 7, 1999 - Press release regarding declaration of dividend of one Preferred Share Purchase Right on each outstanding share of the Company's common stock;

2.   January 29, 1999 - Resignation of a Director;

3. March 3, 1999 - Letter to shareholders summarizing the Rights to Purchase Preferred shares and describing Share Purchase Rights Plan; and

4. March 16, 1999 - Press release regarding the Company's results of operations during the year ended December 31, 1998










              [The remainder of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMMUNITY BANCSHARES, INC.



May 12, 1999                            /s/ Kennon R. Patterson, Sr.
Date                                    ----------------------------------------
                                        Kennon R. Patterson, Sr., as its
                                        President and Chief Executive
                                        Officer



May 12, 1999                            /s/ Michael A. Bean
Date                                    ----------------------------------------
                                        Michael A. Bean, as its Executive
                                        Vice President and Chief
                                        Accounting Officer