Form 10-Q
period 1999-06-30
COMMUNITY BANCSHARES INC /DE/
filed 1999-08-13
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 00-16461

                           COMMUNITY BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                         63-0868361
-----------------------                    -----------------------------------
(STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.



MAIN STREET, P. O. BOX 1000, BLOUNTSVILLE, AL                 35031
---------------------------------------------                 ------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (205) 429-1000


                                   NO CHANGE
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                                               YES [X]       NO [ ]


INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         CLASS                             SHARES OUTSTANDING AT JULY  31, 1999
---------------------------                -----------------------------------
COMMON STOCK, $.10 PAR VALUE                          4,665,514


       THE TOTAL NUMBER OF PAGES IN THIS REPORT INCLUDING EXHIBITS IS 28

                                     INDEX

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                                            PAGE

Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 30, 1999 and December 31, 1998 .......................        3

           Consolidated Statements of Income and Consolidated Statements of Comprehensive Income-
           Three  months ended June 30,1999 and 1998 ...............................................       4-5

           Consolidated Statements of Income and Consolidated Statements of Comprehensive Income-
           Six  months ended June 30,1999 and 1998 .................................................       6-7


           Consolidated Statements of Cash Flows - Six months ended June 30,
           1999 and 1998 ...........................................................................        8

           Notes to Consolidated Financial Statements - June 30, 1999 ..............................       10


Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations ...........................................................................       13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................................       21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .........................................................................       22

Item 4.  Submission of Matters to a Vote of Security Holders .......................................       23

Item 6.  Exhibits and Reports on Form 8-K ..........................................................       25


SIGNATURES

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,           December 31,
                                                                                          1999                 1998
                                                                                       -----------        -------------
                                                                                       (UNAUDITED)
ASSETS
     Cash ......................................................................     $   7,910,742       $   6,204,531
     Due from banks ............................................................        14,061,684          19,348,639
     Interest-bearing deposits with banks ......................................           950,000             950,000
     Federal funds sold ........................................................         6,000,000                 -0-
     Securities available for sale .............................................        93,128,368          97,391,609
     Loans .....................................................................       462,025,647         435,000,601
     Less: Unearned income .....................................................           933,138           1,147,965
           Allowance for loan losses ...........................................         2,515,184           2,970,597
                                                                                     -------------       -------------
             NET LOANS .........................................................       458,577,325         430,882,039

     Premises and equipment, net ...............................................        32,784,457          29,545,798
     Accrued interest ..........................................................         6,119,543           5,991,588
     Intangibles, net ..........................................................         7,353,001           6,355,833
     Other real estate .........................................................           219,154             699,014
     Other assets ..............................................................         5,959,222           5,874,546
                                                                                     -------------       -------------

             TOTAL ASSETS ......................................................     $ 633,063,496       $ 603,243,597
                                                                                     =============       =============

   LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
        Noninterest-bearing ....................................................     $  67,045,539       $  62,562,296
        Interest-bearing .......................................................       474,158,293         476,023,225
                                                                                     -------------       -------------
             TOTAL DEPOSITS ....................................................       541,203,832         538,585,521

     Other short-term borrowings ...............................................         1,994,399           2,191,841
     Accrued interest ..........................................................         3,438,625           3,580,934
     FHLB borrowings ...........................................................        30,000,000                 -0-
     Long-term debt ............................................................         7,105,986           7,568,716
     Other liabilities .........................................................         4,653,101           4,083,184
                                                                                     -------------       -------------
             TOTAL LIABILITIES .................................................       588,395,943         556,010,196

     Shareholders' equity
        Preferred stock, par value $.01 per share, 200,000 shares
             authorized, no shares issued ......................................               -0-                 -0-
        Common stock, par value $.10 per share, 20,000,000
             shares authorized, 4,665,514 shares issued as of June 30,
             1999 and 4,647,924 shares issued as of December 31, 1998 ....                 466,551             464,792
        Capital surplus ........................................................        29,393,165          29,100,383
        Retained earnings ......................................................        18,553,125          20,169,519
        Unearned ESOP shares - 231,223 and 241,350 shares
             unreleased at June 30, 1999 and December 31,1998 ..................        (2,863,789)         (2,944,232)
        Accumulated other comprehensive income/(loss) ..........................          (881,499)            442,939
                                                                                     -------------       -------------

             TOTAL SHAREHOLDERS' EQUITY ........................................        44,667,553          47,233,401
                                                                                     -------------       -------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................     $ 633,063,496       $ 603,243,597
                                                                                     =============       =============

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                Three Months Ended
                                                                                      June 30,
                                                                           ---------------------------
                                                                              1999             1998
                                                                           --------------    ---------
REVENUE FROM EARNING ASSETS
       Interest and fees on loans ...................................     $11,150,156      $ 9,299,780
       Interest on investment securities:
        Taxable securities ..........................................       1,188,393        1,064,830
        Securities exempt from federal income taxes .................         216,580          176,646

       Interest on federal funds sold ...............................          38,622          158,626
       Interest on deposits in other banks ..........................          25,884           14,988
                                                                          -----------      -----------
            TOTAL REVENUE FROM EARNING ASSETS .......................      12,619,635       10,714,870
                                                                          -----------      -----------

INTEREST EXPENSE
       Interest on deposits .........................................       5,814,179        5,282,496
       Interest on other short-term borrowings ......................         145,089           23,659
       Interest on FHLB borrowings ..................................         115,500              -0-
       Interest on long-term debt ...................................         132,853          145,326
                                                                          -----------      -----------
            TOTAL INTEREST EXPENSE ..................................       6,207,621        5,451,481
                                                                          -----------      -----------

NET INTEREST INCOME .................................................       6,412,014        5,263,389
Provision for loan losses ...........................................         313,661          208,020
                                                                          -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .................       6,098,353        5,055,369

NONINTEREST INCOME
       Service charges on deposits ..................................         900,585          754,069
       Insurance commissions ........................................         455,148          673,612
       Bank club dues ...............................................         177,543          153,187
       Debt cancellation fees .......................................         142,085          223,795
       Other operating income .......................................         438,582          249,178
       Investment securities gains ..................................             -0-            2,706
                                                                          -----------      -----------
            TOTAL NONINTEREST INCOME ................................       2,113,943        2,056,547
                                                                          -----------      -----------

NONINTEREST EXPENSES
       Salaries and employee benefits ...............................       4,000,637        3,470,069
       Occupancy expense ............................................         662,693          476,219
       Furniture and equipment expense ..............................         437,545          356,730
       Director and committee fees ..................................         159,300          162,950
       Other operating expenses .....................................       2,152,055        1,200,751
                                                                          -----------      -----------
            TOTAL NONINTEREST EXPENSES ..............................       7,412,230        5,666,719
                                                                          -----------      -----------

Income before income taxes ..........................................         800,066        1,445,197
Provision for income taxes ..........................................         214,161          411,481
                                                                          -----------      -----------

            NET INCOME ..............................................     $   585,905      $ 1,033,716
                                                                          ===========      ===========

EARNINGS PER COMMON SHARE-basic .....................................     $       .13      $       .27
EARNINGS PER COMMON SHARE-diluted ...................................     $       .13      $       .26

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                                June 30,
                                                                      ------------------------------
                                                                             1999          1998
                                                                      -------------    -------------
Net income .......................................................     $   585,905     $ 1,033,716

Components of other comprehensive income/(loss):
  Unrealized holding gains/(losses) arising during the period ....      (1,564,681)        (11,980)
  Reclassification adjustments for net (gains)/losses included
      in net income ..............................................             -0-          (2,706)
                                                                       -----------     -----------
  Other comprehensive income/(loss) before income taxes ..........      (1,564,681)        (14,686)
  Income tax expense/(benefit) related to other
      comprehensive income/(loss) ................................        (625,872)         (5,875)
                                                                       -----------     -----------
  Total other comprehensive income/(loss) ........................        (938,809)         (8,811)
                                                                       -----------     -----------

   Comprehensive income/(loss) ...................................     $  (352,904)    $ 1,024,905
                                                                       ===========     ===========

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                           ------------------------------
                                                                               1999             1998
                                                                           -------------    -------------
   REVENUE FROM EARNING ASSETS
       Interest and fees on loans ...................................      $21,800,453      $17,445,895
       Interest on investment securities:
         Taxable securities .........................................        2,426,107        2,148,516
         Securities exempt from federal income taxes ................          428,923          354,016

       Interest on federal funds sold ...............................           38,622          525,301
       Interest on deposits in other banks ..........................           63,172           35,426
                                                                           -----------      -----------
            TOTAL REVENUE FROM EARNING ASSETS .......................       24,757,277       20,509,154
                                                                           -----------      -----------

   INTEREST EXPENSE
       Interest on deposits .........................................       11,558,266       10,412,740
       Interest on other short-term borrowings ......................          267,631           52,939
       Interest on FHLB borrowings ..................................          115,500              -0-
       Interest on long-term debt ...................................          283,161          292,833
                                                                           -----------      -----------
            TOTAL INTEREST EXPENSE ..................................       12,224,558       10,758,512
                                                                           -----------      -----------

   NET INTEREST INCOME ..............................................       12,532,719        9,750,642
   Provision for loan losses ........................................          543,453          396,744
                                                                           -----------      -----------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ..............       11,989,266        9,353,898

   NONINTEREST INCOME
       Service charges on deposits ..................................        1,701,314        1,422,773
       Insurance commissions ........................................          950,799        1,087,324
       Bank club dues ...............................................          350,244          300,525
       Debt cancellation fees .......................................          248,766          366,679
       Other operating income .......................................          729,294          454,445
       Investment securities gains ..................................              -0-           11,508
                                                                           -----------      -----------
            TOTAL NONINTEREST INCOME ................................        3,980,417        3,643,254
                                                                           -----------      -----------

   NONINTEREST EXPENSES
       Salaries and employee benefits ...............................        8,142,441        6,527,220
       Occupancy expense ............................................        1,278,071          924,535
       Furniture and equipment expense ..............................          854,738          690,793
       Director and committee fees ..................................          328,787          325,558
       Other operating expenses .....................................        3,790,898        2,313,197
                                                                           -----------      -----------
            TOTAL NONINTEREST EXPENSES ..............................       14,394,935       10,781,303
                                                                           -----------      -----------

   Income before income taxes .......................................        1,574,748        2,215,849
   Provision for income taxes .......................................          402,389          622,683
                                                                           -----------      -----------
            NET INCOME BEFORE MINORITY INTEREST .....................        1,172,359        1,593,166
   Minority interest in consolidated subsidiary .....................              -0-            4,167
                                                                           -----------      -----------

            NET INCOME ..............................................      $ 1,172,359      $ 1,588,999
                                                                           ===========      ===========

   EARNINGS PER COMMON SHARE-basic ..................................      $       .27      $       .41
   EARNINGS PER COMMON SHARE-diluted ................................      $       .26      $       .40
   DIVIDENDS PER COMMON SHARE .......................................      $       .60      $       .50

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                            ------------------------------
                                                                                1999             1998
                                                                            -------------    -------------
   Net income ..........................................................     $ 1,172,359      $ 1,588,999

   Components of other comprehensive income/(loss):
     Unrealized holding gains/(losses) arising during the period .......      (2,207,396)         129,124
   Reclassification adjustments for net (gains)/losses included in
         net income ....................................................             -0-          (11,508)
                                                                             -----------      -----------
   Other comprehensive income/(loss) before income taxes ...............      (2,207,396)         117,616
   Income tax expense/(benefit) related to other
         comprehensive income/(loss) ...................................        (952,958)          47,046
   Total other comprehensive income/(loss) .............................      (1,254,438)          70,570

   Comprehensive income/(loss) .........................................     $   (82,079)     $ 1,659,569
                                                                             ===========      ===========

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                        -------------------------------
                                                                           1999                  1998
                                                                        -------------     -------------
OPERATING ACTIVITIES:
       Net income ...................................................      $ 1,172,359      $ 1,588,999
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Provision for loan losses ................................          543,453          396,744
           Provision for depreciation and amortization ..............        1,214,730          926,483
           Amortization of investment security premiums and
            accretion of discounts ..................................           74,213           74,708
           Deferred tax expense .....................................           67,467           45,518
           (Gain)/loss on sale of premises and equipment ............           (2,462)           3,763
           Realized investment security gains .......................              -0-          (11,508)
           Increase in accrued interest receivable ..................         (127,955)          (5,173)
           (Decrease)/increase in accrued interest payable ..........         (142,309)         492,391
           Other ....................................................          573,719         (550,460)
                                                                           -----------      -----------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES ........        3,373,215        2,961,465
                                                                           -----------      -----------

   INVESTING ACTIVITIES:
       Proceeds from sales of investment securities - AFS ...........              -0-        6,586,500
       Proceeds from maturity of investment securities - AFS ........        5,482,785        4,022,319
       Purchase of investment securities - AFS ......................       (3,501,153)      (9,185,134)
       Decrease in interest-bearing deposits with other banks .......              -0-        1,564,558
       Cash disbursed in acquisition of finance offices .............       (2,503,092)      (6,543,108)
       Cash disbursed in acquisition of insurance operations ........         (750,000)      (1,471,387)
       Cash received in acquisition of branch office ................              -0-        2,763,123
       Net increase in loans to customers ...........................      (26,213,546)     (40,826,361)
       Proceeds from sale of premises and equipment .................          149,310          153,951
       Net proceeds from sale of other real estate ..................          252,888           42,500
       Capital expenditures .........................................       (3,415,521)      (3,792,168)
                                                                           -----------      -----------
             NET CASH USED BY INVESTING ACTIVITIES ..................      (30,498,329)     (46,685,207)
                                                                           -----------      -----------

   FINANCING ACTIVITIES:
       Net increase in demand deposits, NOW accounts,
         and savings accounts .......................................       11,315,330       15,568,586
       Net (decrease)/increase in certificates of deposit ...........       (8,697,019)      16,603,565
       Net (decrease)/increase in short-term borrowings .............         (197,442)          33,934
       Proceeds from issuance of common stock .......................          294,541        1,015,896
       Proceeds from FHLB borrowings ................................       30,000,000              -0-
       Net repayment of long-term debt ..............................         (382,287)        (384,907)
       Cash dividends ...............................................       (2,788,753)      (2,031,607)
                                                                           -----------      -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES ................       29,544,370       30,805,467
                                                                           -----------      -----------

   Net increase/(decrease) in cash and cash equivalents .............        2,419,256      (12,918,275)

   Cash and cash equivalents at beginning of period .................       25,553,170       46,251,978
                                                                           -----------      -----------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................      $27,972,426      $33,333,703
                                                                           ===========      ===========

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                        ------------------------------
                                                                             1999             1998
                                                                        -------------     ------------
   Supplemental disclosures of cash flow information:
        Cash paid during the period for:
         Interest ...................................................     $12,082,249      $10,239,430
         Income taxes ...............................................         586,789          317,658

Supplemental schedule of non-cash investing and financing activities:

     The Company acquired $374,000 in other real estate during the six-month period ending June 30, 1998 compared to none during the same period of 1999, as a result of purchasing homes of employees under the Company's relocation program.

     Upon the pledging of purchased shares of the Company's common stock as collateral for additional ESOP debt of $1,076,958 on December 1, 1998, long-term debt was increased and equity was decreased. The debt was reduced and shares were released by $80,443 and $61,936 during the six-month periods ended June 30, 1999 and 1998, respectively, as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

The Company experienced a shift from a net unrealized gain of $442,939 at December 31, 1998 to a net unrealized loss of $881,499 at June 30, 1999 on its investment securities available for sale as the market valuation declined $2,207,396 during the six months ended June 30, 1999.


                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE B - INVESTMENT SECURITIES

At June 30, 1999 and December 31, 1998, the Company's investment securities are categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity (Accumulated other comprehensive income) until realized.

At June 30, 1999, the Company's available-for-sale investment securities reflected net unrealized losses of $1,469,164, which resulted in a decrease in shareholders' equity of $881,499, net of deferred tax liability. The net decrease in shareholders' equity, as a result of the fair value adjustment under Statement of Financial Accounting Standard No. 115, from December 31, 1998 to June 30, 1999 was $1,324,438.


NOTE D - SHAREHOLDERS' EQUITY

Annual dividends of $.60 per share were declared by the Company's Board of Directors on its common stock and paid in January of 1999. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and regulatory restrictions.

In March 1996, the Company issued a total of 270,000 options to its directors to purchase shares of the Company's common stock. The options were issued to the directors based upon their years of service and their positions with the Company. Each of the options have an exercise price of $10.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. The options are exercisable between April 1, 1996 and March 31, 2001. In March 1997, an additional 103,000 options were issued to the Company's directors with an exercise price of $12.50 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable between April 1, 1997 and March 31, 2002. In March 1998, 203,331 options were issued to directors and certain senior officers with an exercise price of $15.00 per share, the market value (as determined by the board of Directors) of the Company's common stock at the time of issuance. These options are exercisable between April 1, 1998 and March 31, 2003. Each of the above described options is treated as a non-qualified option under the provisions of the Internal Revenue Code of 1986. The agreements evidencing these options also contain a provision whereby the Company will compensate each optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

All outstanding options are assumed to be exercised in the calculation of diluted average shares of common stock outstanding, causing the equivalent average number of shares outstanding on a diluted basis to be 115,500 greater than that used to calculate basic earnings per share for June 30, 1999. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 51,530 for June 30, 1998.


NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions to the ESOP are made at the discretion of the Company's Board of Directors, but may not be less than the amount required to cover the debt service on the ESOP loan. Employer contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Code of 1986 imposes a limit ($160,000 in 1999) on the amount of compensation which may be considered under the ESOP.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase shares of the Company's common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of the purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were purchased by the ESOP. The refinanced note, in the original principal amount of $2,963,842, was secured by 261,434 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments of $31,677 due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made. As of June 30, 1999, there were 231,223 unreleased shares with a value, based on recent trades at $24 per share, of approximately $5,549,352. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statements and reduce its shareholders' equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($111,779 and $83,876 during the first six months of 1999 and 1998, respectively) is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At June 30, 1999 and 1998, the Company's financial statements reflect long-term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,863,789 and $1,904,966, respectively.

Company contributions to the ESOP amounted to $190,064 and $145,811 for the six months ended June 30, 1999 and 1998, respectively. In addition, there were $2,159 in miscellaneous prior year adjustments recorded during the first quarter of 1999 that reduced the outstanding principal amount of the ESOP debt.

NOTE F - CONTINGENCIES

In September 1998, Community Bank discovered that a number of automobile and truck loans had been made through its Ft. Payne, Alabama Wal-Mart location which were not in compliance with the Bank's lending policy. The total amount of those loans was approximately $9,300,000. The appropriate authorities and the Bank's financial institution bond carrier were notified, and investigations are still proceeding. During the first six months of 1999, the bank took possession of an additional 162 vehicles, which collateralized loans totaling approximately $2,186,000. As of June 30, 1999, borrowers had defaulted on loans totaling approximately $5,586,000 and the Bank had taken possession of a total of 362 vehicles, which were the collateral for such defaulted loans. During the second quarter of 1999, the Bank received approximately $2,800,000 from the sale of substantially all of the vehicles. These funds were applied to the outstanding balances of the loans, reducing the total unpaid balances at June 30, 1999 to approximately $2,786,000. Although investigation of the Ft Payne matter has not yet been completed, management currently believes that the Bank will be reimbursed either by its bond carrier or by other parties involved in these transactions and the Bank will not incur any material losses from such loans.

NOTE G - BUSINESS COMBINATIONS

On June 1, 1999, Community Insurance, Inc., a subsidiary of Community Bank, established an office in Huntsville, Alabama through the acquisition of certain assets and the assumption of certain liabilities of Cummings, Gazaway, Gardner and Pate, Inc., a Huntsville based insurance agency. Community Insurance exchanged a combination of cash and shares of the Company's common stock, totaling $1,600,000, acquiring $759,310 in premises, furniture and equipment, $248,030 in accounts receivable, assuming accounts payable of $233,916 and paying a premium of $826,576. This transaction was not material to the financial statements of the Company for periods prior to the acquisition date.

All business combinations were accounted for using the purchase method of accounting for business combinations.


NOTE H - SEGMENT INFORMATION

All of the Bank's offices offer similar products and services, are located in the same geographic region and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.


             [The remainder of this page intentionally left blank]

                                    ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


This discussion is intended to assist in an understanding of the Company and its Subsidiaries' financial condition and results of operations. Unless the context otherwise indicates, the "Company" shall include the Company and its subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, asset quality, dividend payments, deposit base, economies, long-term obligations, loan losses, interest sensitivity, market risk, impact of inflation and impact of Year 2000 issues. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, economic conditions, government fiscal and monetary policies, prevailing interest rates and effectiveness of the Company's interest rate strategies, laws and regulations affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of assets and operations, competition from other financial services companies, Year 2000 compliance issues, and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


FINANCIAL CONDITION

JUNE 30, 1999 COMPARED TO DECEMBER 31, 1998


LOANS

Loans comprised the largest single category of the Company's earning assets on June 30, 1999. Loans, net of unearned income and reserve for loan losses, were 72.4% of total assets at June 30, 1999 and 71.4% of total assets at December 31, 1998. Total net loans were $458,577,325 at June 30, 1999, representing a 6.4% increase from the December 31, 1998 total of $430,882,039.

In June 1999, 1st Community Credit Corporation entered into two separate agreements whereby it purchased loans, net of unearned income, of approximately $799,000 from 1st Southern Financial, an Athens, Alabama finance company and approximately $1,227,000 from Southern Credit Corp., a Ft Payne, Alabama finance company. These loans were purchased in the ordinary course of business.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Investment securities and federal funds sold increased $ 1,736,759, or 1.8%, from December 31, 1998 to June 30, 1999. This increase was due primarily to an increase in federal funds sold as Community Bank, the Company's bank subsidiary, funded loan growth by an increase in borrowings from the Federal Home Loan Bank-Atlanta (FHLB-Atlanta). Federal funds sold were $6,000,000 at June 30, 1999 compared to none at year-end 1998. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities at June 30, 1999 were $93,128,368 compared with $97,391,609 at December 31, 1998, reflecting a decrease of $4,263,241, or 4.4%, during the first six months of 1999. Short-term investments in the form of interest-bearing deposits with banks were $950,000 at both June 30, 1999 and December 31, 1998.

ASSET QUALITY

Between December 31, 1998 and June 30, 1999, the Company experienced a slight improvement in the quality of its assets as measured by two key ratios, while the third ratio used to measure asset quality was unchanged. The ratio of loan loss allowance to total non-performing assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) declined from 0.63 at December 31, 1998 to 0.60 at June 30, 1999. The ratio of total nonperforming assets to total assets improved from
0.008 at December 31, 1998 to 0.007 at June 30, 1999, and the ratio of non-performing loans to total loans, net of unearned income, remained level at
0.009 for both year-end 1998 and June 30, 1999. The decline of $499,000, or 10.7%, in total non-performing assets from $4,683,000 at December 31, 1998 to $4,184,000 at June 30, 1999 resulted primarily from decreases in loans past due 90 days or greater and other real estate offset by with an increase in non-accrual loans. All three ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in the foreseeable future.

In September 1998, Community Bank discovered that a number of automobile and truck loans had been made through its Ft. Payne, Alabama Wal-Mart location which were not in compliance with the Bank's lending policy. The total amount of those loans was approximately $9,300,000. As of June 30, 1999, borrowers had defaulted on loans totaling approximately $5,586,000 and the Bank had taken possession of a total of 362 vehicles, which were the collateral for such defaulted loans. During the second quarter of 1999, the Bank received approximately $2,800,000 from the sale of substantially all of the vehicles. These funds were applied to the outstanding balances of the loans, reducing the total unpaid balances at June 30, 1999 to approximately $2,786,000. Although investigation of the Ft Payne matter has not yet been completed, management currently believes that the Bank will be reimbursed either by its bond carrier or by other parties involved in these transactions and the Bank will not incur any material losses from such loans.


DEPOSITS

Total deposits of $541,203,832 at June 30, 1999 increased $2,618,311, or 0.5%, over total deposits of $538,585,521 at year-end 1998. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $4,483,243, or 7.2%, from year-end 1998 to June 30, 1999, while interest-bearing deposits decreased $1,864,932, or 0.4%, from year-end 1998. Certificates of deposit of $100,000 or more increased $13,595,000, or 15.0%, to $104,045,000 at June 30, 1999 from $90,450,000 at
December 31, 1998.


OTHER SHORT-TERM BORROWINGS

Other short-term borrowings totaled $1,994,399 at June 30, 1999, a $197,442, or 9.0%, decrease from the December 31, 1998 total of $2,191,841. Short-term borrowings consist primarily of funds borrowed under the Federal Government's Treasury Tax and Loan Note Option.


FHLB BORROWINGS

On June 1, 1999, Community Bank borrowed $30,000,000 under the FHLB-Atlanta's "Convertible Advance Program." This borrowing arrangement has a final maturity of June 1, 2009 (120 months), with a call feature every three months during the life of this obligation, and bears a fixed interest rate of 4.62% per annum. Principal is due at final maturity or on a call date, with interest payable each quarter. These funds were used to replace $20,000,000 in FHLB-Atlanta overnight borrowings, at a daily interest rate on May 31, 1999 of 5.02%, with long-term borrowings at a lower rate of interest and are expected to be used to fund anticipated loan growth.

LONG-TERM DEBT


At June 30, 1999 and December 31, 1998, the Company had long-term debt totaling $37,105,986, and $7,568,716, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank to borrow amounts up to $6,500,000. At June 30, 1999 and December 31, 1998, the amounts outstanding were $2,495,577 and $2,846,631, respectively, due December 17, 2002, bearing interest at a floating prime rate, and collateralized by 100% of the common stock of Community Bank. The note agreement contains provisions which limit the Company's right to transfer or issue shares of Community Bank's stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase shares of the Company's common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of the purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were purchased by the ESOP. The refinanced note, in the original principal amount of $2,963,842, was secured by 261,434 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments of $31,677 due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares of common stock securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,863,789 at June 30, 1999 and $2,944,232 at December 31, 1998, secured by 231,223 and 241,350 of unreleased shares of Company common stock, respectively.

On October 4, 1994, the Company entered into a twenty-year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7% per annum. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,746,620 at June 30, 1999 and $1,777,853 at December 31, 1998.

The following table sets forth the remaining maturities of long-term debt for the years ending December 31:

                  1999......................     $     471,086
                  2000......................           950,164
                  2001......................           968,785
                  2002......................           991,336
                  2003......................           299,005
                  Thereafter................         3,425,610
                                                 -------------

                                                 $   7,105,986

SHAREHOLDERS' EQUITY

Company shareholders' equity decreased $2,565,848 from December 31, 1998 to June 30, 1999, resulting from net income of $1,172,359, proceeds from the issuance of additional common stock for $294,541 and a reduction of unearned ESOP shares by $80,443, offset by the payment of a cash dividend of $2,788,753 and a decrease of unrealized gains on securities available for sale totaling $1,324,438, net of deferred tax liability.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by bank regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less non-qualifying intangibles, amounted to $39,241,196 at June 30, 1999. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components is referred to as Total Risk-Based capital and was $43,245,047 at June 30, 1999.

At June 30, 1999, under the financial institutions regulatory framework, the Company is considered adequately capitalized while Community Bank, the Company's banking subsidiary, is considered well capitalized. Management has reviewed and will continue to monitor the Company's asset mix, product pricing and loan loss allowance, which are the areas determined to be most affected by these requirements.


             [The remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998

SUMMARY

Net income of the Company for the six months ended June 30, 1999 was $1,172,359 compared to $1,588,999 for the same period in 1998, representing a decrease of $416,640, or 26.2%. This decrease resulted primarily from an increase in non-interest expenses that exceeded the increase in the Company's net interest margin. The increase in non-interest expense during the first six months of 1999 resulted primarily from increases in personnel cost and depreciation expense associated with the Company's major expansion activities during the last half of 1998 and first quarter of 1999. Non-interest expenses increased $3,613,632, or 33.5%, during the first six months of 1999, as compared to the same period in 1998, while net interest margin increased $2,782,077 and non-interest income increased by $337,163, 9.3%, as compared to the same period of 1998.

Net income for the quarter ended June 30, 1999 was $585,905 compared to $1,033,716 for the same three month period of 1998, representing a decrease of $447,811, or 43.3%. Again, this decline during the second quarter of 1999 resulted primarily from an increase in personnel cost and depreciation expense associated with the Company's expansion activities during the last half of 1998 and first quarter of 1999 coupled with a significant increase in legal, printing and public relations expenses in connection with the Company's annual meeting. Non-interest expenses increased $1,745,511, or 30.8%, during the second quarter of 1999, as compared to the same period in 1998; net- interest margin increased $1,148,625, 21.8%, during the same period, while non-interest income increased by $57,396, or 2.8%.


NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the six months ended June 30, 1999 increased $4,248,123, or 20.7%, from the same period in 1998. This increase was due to higher average outstanding balances of earning assets as loans continued to show strong growth. Interest expense for the six months ended June 30, 1999 increased $1,466,046, or 13.6%, over the corresponding period of 1998. The increase in interest expense was also attributable to higher average outstanding balances of interest-bearing liabilities, primarily in borrowings to fund the Community Bank's loan growth. As a result of these factors, net interest income increased $2,782,077, or 28.5%, in the six months ended June 30, 1999, compared to the same period of 1998.

Net interest income for the second quarter of 1999 increased $1,148,625, or 21.8%, to $6,412,014 during the three months ended June 30, 1999 from $5,263,389 for the same period of 1998. This increase was also due to higher average outstanding balances of earning assets during the second quarter of 1999 compared to the second quarter of 1998. Interest income was $12,619,635 and $10,714,870 for the three months ended June 30, 1999 and 1998, respectively. This represents a $1,904,765, or 17.8%, increase. Interest expense increased $756,140, or 13.9%, to $6,207,621 for the three months ended June 30, 1999 from $5,451,481 for the three months ended June 30, 1998.


             [The remainder of this page intentionally left blank]

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past due loans. The provision for loan losses was $543,453 for the six months ended June 30, 1999 compared to $396,744 for the same period of 1998, representing an increase of $146,709, or 37.0%. Charge-offs exceeded recoveries by $998,867 for the six months ended June 30, 1999 compared to $443,098 for the same period of 1998. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was .55% at June 30, 1999 compared to .68% at year-end 1998. This decline resulted primarily from loan growth by Community Bank and its finance company subsidiary as well as an increase in net charge-offs.

The provision for loan losses for the second quarter of 1999 was $313,661 compared to $208,020 for the same period of 1998, representing an increase of $105,641, or 50.8%. Charge-offs exceeded recoveries by $667,558 and $261,048 for the quarters ended June 30, 1999 and 1998, respectively.


NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 1999 was $3,980,417 compared to $3,643,254 for the same period of 1998. This increase of 337,163, or 9.3%, during the first six months of 1999, compared to the same period of 1998, resulted primarily from increases of $278,541, or 19.6%, in service charges on deposit accounts and $158,716 in title insurance commissions, a component of other income. Other items of non-interest income reflecting changes during the period ending June 30, 1999 are as follows: credit life insurance commissions declined $136,525, or 12.6%, and fees on debt cancellation contracts declined $117,913, or 32.2%.

Non-interest income reflected only a slight increase of $57,396, or 2.8%, for the second quarter of 1999 compared to the same period of 1998. Increases of $146,516, or 19.4%, in service charges on deposit accounts and $189,404, or 76.0%, in other income were offset by declines of $218,464, or 32.4%, in credit life insurance commissions and $81,710, or 36.5%, in fees on debt cancellation contracts.


NON-INTEREST EXPENSES

Non-interest expenses for the six months ended June 30, 1999 were $14,394,935, reflecting a $3,613,632, or 33.5%, increase over $10,781,303 for the same period of 1998. The primary components of non-interest expenses are salaries and employee benefits, which increased to $8,142,441 for the six months ended June 30, 1999, $1,615,221, or 24.8%, higher than for the same period of 1998. The increases in salaries and employee benefits resulted from staffing for new banking and finance company locations as well as merit increases. Occupancy costs increased $353,536, or 38.2%, while furniture and equipment expenses rose by $163,945, or 23.7% for the six months ended June 20, 1999 compared to the same period in 1998. These increases reflect the higher costs associated with the Company's expansion activities during the last half of 1998 and the first quarter of 1999. Other operating expenses rose $ 1,477,701, or 63.9%, to $3,790,898 for the first six months of 1999 compared to $2,313,197 for the same period of 1998. The increase in other operating expenses resulted primarily from increases in telephone and supply expenses associated with expansion activities, audit fees, legal fees, publication and advertising costs associated with the Company's 1999 annual shareholders' meeting, director and committee fees and costs associated with establishing reserves in connection with the Ft. Payne loan default matter.


Non-interest expense was $7,412,230 for the three months ended June 30, 1999 compared to $5,666,719 for the same period of 1998. This increase of $1,745,511, or 30.8%, during the second quarter of 1999 was due primarily to increases in personnel cost associated with the Company's expansion activities, professional fees, and publication and advertising cost associated with the Company's 1999 annual shareholders' meeting, and costs associated with establishing reserves in connection with the Ft. Payne loan default matter.

The Company's strategy is to make each office of its subsidiary bank a vital part of the community it serves. Each office has management and personnel as similar to a full service, stand-alone bank as possible. Although more expensive, the Company believes this strategy has been successful for Community Bank, and best serves its communities, customers and shareholders.


INCOME TAXES

The provision for income taxes of $402,389 for the six months ended June 30, 1999 decreased $220,294, or 35.4%, compared to the same period of 1998, due primarily to the decrease in income before taxes. The effective tax rate of approximately 25.6% for the first six months of 1999 is less than the statutory rate and represents a decrease from the effective tax rate of 28.1% for the same period of 1998. The Company's effective tax rate rose slightly to 26.8% during the second quarter of 1999. However, it was still below the statutory rate and the effective tax rate of 28.5% for the second quarter of 1998. These shifts are in part due to the effect of tax-free interest income. The Company attempts to maximize its net income through active tax planning.


YEAR 2000 ISSUES

The Year 2000 issue results from potential problems with computer systems or other equipment with computer chips using dates that have been sorted as two digits rather than four (e.g. "99" for 1999). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or perform similar tasks.

The Company initiated a program in 1997 to identify and review all of the information technology ("IT") and non-IT systems used by the Company and its subsidiaries in order to determine whether the systems were capable of accurately processing date sensitive information and calculations beginning with January 1, 2000, thus being Year 2000 compliant. This study involved identifying any required modifications or replacements of certain hardware and software maintained by the Company. In addition, the Company has taken steps to obtain assurance from third-party vendors that appropriate actions have been taken or are being taken to remedy any Year 2000 issues for computer systems that the vendors are responsible for maintaining and that are relied upon by the Company.

As a financial institution, the Company's compliance has been closely monitored by federal regulatory agencies, which have completed phase one and phase two examinations of the Company and its Year 2000 readiness in the past twelve months. As of June 30, 1999, no regulatory restriction had been imposed on the Company by federal regulatory authorities in connection with the Company's current Year 2000 plan and implementation.

Prior to year-end 1998, the Company had identified its mission critical and non-mission critical systems and had completed the assessment phase of each system's Year 2000 readiness. Mission critical systems are those systems that are vital to the core business activity of the Company and include mainframe computer applications such as deposit, loan and general ledger systems as well as the system operating software. In July 1998, the Company purchased and installed new Year 2000 compliant hardware and software systems to support all core application processing deemed to be mission critical. Non-mission critical systems typically include embedded technology, such as micro-controllers in elevators. As of March 31, 1999, all mission critical systems had been validated.

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

During 1998, the Company spent approximately $415,000 related to the purchase of new hardware and software to correct Year 2000 problems. These costs have been capitalized and will be amortized over the life of the related assets. The Company spent an additional $5,000 for testing of it mission critical systems and estimates it will spend approximately $15,000 during 1999 for third-party reviews of test results. Because this is an ongoing process involving continual evaluation, the Company may incur additional unanticipated costs associated with its Year 2000 readiness. However, management believes that these costs will be immaterial to the Company's financial condition or results of operations.

Throughout 1998, the Company worked to assess Year 2000 readiness of vendors, business partners and other counter parties, focusing on those considered critical to the Company's operations. The Company began assessing the Year 2000 readiness of depositors and other funds providers during the third quarter of 1998. The Company will continue to monitor and evaluate the Year 2000 readiness of third parties and take appropriate measures, including development of contingency plans, to mitigate the risk to the Company where Year 2000 noncompliance by third parties could have a material adverse impact on the Company's financial condition or results of operations. However, the impact of Year 2000 noncompliance by all third parties with which the Company transacts business cannot be assessed at this time.

Management expects its remediation efforts to occur in a timely manner and does not anticipate significant disruptions in its operations. Failure to complete such remediations efforts in a timely fashion could have an adverse impact on the Company's financial condition and results of operations. During the second quarter of 1999, management completed the development of its contingency plan to address any potential failures. Tests of certain elements of the contingency plan will be conducted during the third and fourth quarters of 1999.


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

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. During the first six months of 1999, Community Bank saw its interest earning assets repricing within one year decline while its interest bearing liabilities repricing during this same period increased. This resulted in the Company being more liability sensitive at June 30, 1999, compared to year-end 1998, indicating that it had more interest bearing liabilities than interest earning assets repricing during the twelve months ending June 30, 2000. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at June 30, 1999 was: i) -24% at 30 days; ii) -31% at 90 days; iii) -34% at 180 days; and iv) -43% at 365 days.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company's June 30, 1999 Asset/Liability Analysis, the improvement in net interest income, over the next twelve months, resulting from a 200 basis points decrease in the interest rate environment would be $392,000, or 1.3%. Conversely, a 200 basis points increase in interest rates would result in a $1,892,000, or 6.4%, decrease in net interest income for the same period.

While movement of interest rates cannot be predicted with any certainty, management believes that Community Bank's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending June 30, 2000. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.


             [The remainder of this page intentionally left blank]

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 19, 1998, Mr. William Towns, a shareholder of the Company, filed a shareholder derivative action against the directors of the Company in the state Circuit Court of Blount County, Alabama. Mr. Towns amended his complaint on January 14, 1999 to add the Company and Community Bank as defendants in the action. On February 11, 1999, the complaint was again amended to add Mr. Pat Bellew and Mrs. Mary Bellew, who are also shareholders of the Company, as additional plaintiffs. On December 21, 1998, the Company and its directors filed a motion with the court seeking to have the complaint dismissed. On March 1, 1999, the Company's Board of directors appointed a special Board committee, comprised of Roy B. Jackson, Merritt M. Robbins and R. Wayne Washam, each of whom is a non-employee director of the Company, to review the plaintiff's allegations in accordance with Delaware law. On April 6, 1999, each of the parties to the action requested that the court stay the litigation and related discovery, motions and hearings, pending completion of the special committee's review. On April 30, 1999, the court entered an order staying the litigation and related discovery, motions and hearing in accordance with the parties' request. The special committee has submitted an interim report to the court and has requested additional time to complete its investigation.

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


             [The remainder of this page intentionally left blank]

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders of the Company was held on Thursday, April 22, 1999, at which the following matters were voted upon by the shareholders of the Company.

(a) Election of Class III Directors

    Denny G. Kelly, Kennon R. Patterson, Sr., Merritt M. Robbins and R. Wayne Washam were elected to serve as Class III directors of the Company until the annual meeting of shareholders of the Company in 2002 or until their successors are elected and qualified. The vote with respect to such election was as follows:

                                                 Votes Cast         Abstentions
                               Votes Cast        Against or         or Broker
Name                            In Favor          Withheld           Non-Votes
----                          -----------        --------           -----------
Denny G. Kelly                  3,493,786                            668
Kennon R. Patterson, Sr.        3,494,279                             75
Merritt M. Robbins              3,493,751                            653
R. Wayne Washam                 3,494,404

   The following additional nominees for Class III directors received the following votes:

                                                   Votes Cast       Abstentions
                                Votes Cast         Against or       or Broker
Name                             In Favor          Withheld         Non-Votes
----                            ----------         --------         -----------
Bryan A. Corr                     608,509                                 50
Jimmy C. Smith                    608,609
J. R. Whitlock, Sr.               608,509
William S. Wittmeier, Jr.         608,559

     The following directors continued in office following the shareholders meeting:

    Name                                                      Term Expires
    ----                                                      ------------
    Hodge Patterson, III                                        2000
    Robert O. Summerford                                        2000
    R. B. Jackson                                               2000
    Glynn Debter                                                2001
    John J. Lewis, Jr.                                          2001
    Loy McGruder                                                2001
    Bishop K. Walker, Jr.                                       2001


(b) Selection of Independent Auditors

    The shareholders of the Company ratified the appointment of Dudley, Hopton-Jones, Sims & Freeman, PLLP, as the Company's independent auditors for the fiscal year ending December 31, 1999, by the following vote:

                                    Votes Cast                   Abstentions
    Votes Cast                      Against or                   or Broker
    In Favor                         Withheld                    Non-Votes
    --------                        ---------                    ---------
    3,495,088                        580,706                      1,030

(c) Shareholder Proposal to Amend the Bylaws

    The shareholders of the Company rejected a proposal to amend the Company's Bylaws to restrict composition of the Board of Directors (other than the President) to independent directors by the following vote:


                                     Votes Cast                 Abstentions
    Votes Cast                       Against or                  or Broker
    In Favor                          Withheld                   Non-Votes
    --------                          --------                   ---------
    622,129                           3,485,011                    2,811


(d) Shareholder Proposal to Amend the Bylaws

    The shareholders of the Company rejected a proposal to amend the Company's Bylaws to declassify the Board of Directors by the following vote:


                                    Votes Cast                 Abstentions
    Votes Cast                      Against or                  or Broker
    In Favor                         Withheld                   Non-Votes
    --------                         --------                   ---------
    620,101                          3,485,086                  4,714

(e) Shareholder Proposal to Amend the Bylaws

    The shareholders of the Company rejected a proposal to amend the Company's Bylaws to separate the positions of Chairman of the Board and President of the Company by the following vote:


                                   Votes Cast                  Abstentions
    Votes Cast                     Against or                   or Broker
    In Favor                        Withheld                    Non-Votes
    -------                         --------                    ----------
    612,564                         3,497,254                     186

(f) Shareholders Proposal to Amend the Bylaws

    The shareholders of the Company rejected a proposal to amend the Company's Bylaws to set forth certain requirements with respect to the independent auditors of the Company by the following vote:

                                    Votes Cast                 Abstentions
    Votes Cast                      Against or                  or Broker
    In Favor                         Withheld                   Non-Votes
    ---------                       ---------                   ---------
    611,919                          3,497,898                    186


             [ The remainder of this page intentionally left blank]

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit Number                                     Description of Exhibit
    -------------                                    -------------------------
         11                                          Computation of Earnings
                                                             Per Share

         27                                          Financial Data Schedule
                                                      (for SEC use only)

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COMMUNITY BANCSHARES, INC.



 August 12, 1999                       /s/ Kennon R. Patterson, Sr.
 --------------                        -------------------------------------
 Date                                  Kennon R. Patterson, Sr., as its
                                       President and Chief Executive Officer



 August 12, 1999                       /s/ Michael A. Bean
 ---------------                       -------------------------------------
 Date                                  Michael A. Bean, as its Executive Vice
                                       President and Chief Accounting Officer