Form 10-Q
period 1999-09-30
COMMUNITY BANCSHARES INC /DE/
filed 1999-11-12
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 00-16461

                           COMMUNITY BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                 63-0868361
  ------------------------              ------------------------------------
  (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)


MAIN STREET, P. O. BOX 1000, BLOUNTSVILLE, AL                      35031
---------------------------------------------                      -----
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (205) 429-1000
                                                           --------------


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

                            YES   [X]      NO   [ ]


         INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               CLASS                    SHARES OUTSTANDING AT NOVEMBER 10, 1999
  -----------------------------         ---------------------------------------
  COMMON STOCK, $.10 PAR VALUE                      4,665,514

                                      INDEX

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                                 PAGE
-----------------------------                                                                                 ----


Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets - September 30, 1999 and December 31, 1998.........................       3

           Consolidated Statements of Income and Consolidated Statements of Comprehensive Income -
           Three months ended September 30, 1999 and 1998.................................................     4-5

           Consolidated Statements of Income and Consolidated Statements of Comprehensive Income -
           Nine months ended September 30, 1999 and 1998..................................................     6-7


           Consolidated Statements of Cash Flows - Nine months ended September 30,
           1999 and 1998..................................................................................       8

           Notes to Consolidated Financial Statements - September 30, 1999................................      10


Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................................................      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................      21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................      22

Item 2.  Sale of Unregistered Equity Securities...........................................................      22

Item 6.  Exhibits and Reports on Form 8-K.................................................................      23

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,          December 31,
                                                                                 1999                    1998
                                                                           ------------------    ------------------
                                                                              (UNAUDITED)
ASSETS
  Cash.................................................................    $        7,826,221    $        6,204,531
  Due from banks.......................................................            11,945,392            19,348,639
  Interest-bearing deposits with banks.................................               950,000               950,000
  Securities available for sale........................................            95,405,524            97,391,609
  Loans................................................................           486,102,951           435,000,601
  Less: Unearned income................................................               763,061             1,147,965
         Allowance for loan losses.....................................             2,623,747             2,970,597
                                                                           ------------------    ------------------
          NET LOANS....................................................           482,716,143           430,882,039

  Premises and equipment, net..........................................            34,149,233            29,545,798
  Accrued interest.....................................................             6,115,105             5,991,588
  Intangibles, net.....................................................             7,240,693             6,355,833
  Other real estate....................................................               644,622               699,014
  Other assets.........................................................             6,727,246             5,874,546
                                                                           ------------------    ------------------

          TOTAL ASSETS.................................................    $      653,720,179    $      603,243,597
                                                                           ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing...............................................    $       62,751,050    $       62,562,296
     Interest-bearing..................................................           485,019,949           476,023,225
                                                                           ------------------    ------------------
          TOTAL DEPOSITS...............................................           547,770,999           538,585,521

  Other short-term borrowings..........................................             5,351,424             2,191,841
  Accrued interest.....................................................             3,628,053             3,580,934
  FHLB borrowings......................................................            40,000,000                   -0-
  Long-term debt.......................................................             6,879,070             7,568,716
  Other liabilities....................................................             4,954,619             4,083,184
                                                                           ------------------    ------------------
          TOTAL LIABILITIES............................................           608,584,165           556,010,196

  Shareholders' equity
     Preferred stock, par value $.01 per share, 200,000 shares
          authorized, no shares issued.................................                   -0-                   -0-
     Common stock, par value $.10 per share, 20,000,000
          shares authorized, 4,665,514 shares issued as of September 30,
          1999 and 4,647,924 shares issued as of December 31, 1998 ........           466,551               464,792
     Capital surplus...................................................            29,393,165            29,100,383
     Retained earnings.................................................            19,579,693            20,169,519
     Unearned ESOP shares - 226,160 and 241,350 shares unreleased
          at September 30, 1999 and December 31,1998, respectively                (2,826,398)           (2,944,232)
     Accumulated other comprehensive income (loss).....................           (1,476,997)               442,939
                                                                           ------------------    ------------------

          TOTAL SHAREHOLDERS' EQUITY...................................            45,136,014            47,233,401
                                                                           ------------------    ------------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................    $      653,720,179    $      603,243,597
                                                                           ==================    ==================


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                            September 30,
                                                                           ----------------------------------------
                                                                                    1999                  1998
                                                                           ------------------    ------------------
REVENUE FROM EARNING ASSETS
    Interest and fees on loans.........................................    $       12,127,879    $       10,315,562
    Interest on investment securities:
      Taxable securities...............................................             1,149,283             1,129,264
      Securities exempt from federal income taxes......................               241,683               188,420

    Interest on federal funds sold.....................................                31,817                27,779
    Interest on deposits in other banks................................                15,178                15,594
                                                                           ------------------    ------------------
                  TOTAL REVENUE FROM EARNING ASSETS....................            13,565,840            11,676,619
                                                                           ------------------    ------------------

INTEREST EXPENSE
    Interest on deposits...............................................             6,054,109             5,701,346
    Interest on other short-term borrowings............................                29,482                35,152
    Interest on FHLB borrowings........................................               405,033                   -0-
    Interest on long-term debt.........................................               146,329                14,525
                                                                           ------------------    ------------------
                  TOTAL INTEREST EXPENSE...............................             6,634,953             5,751,023
                                                                           ------------------    ------------------

NET INTEREST INCOME....................................................             6,930,887             5,925,596
Provision for loan losses..............................................               545,447               225,653
                                                                           ------------------    ------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....................             6,385,440             5,699,943

NON-INTEREST INCOME
    Service charges on deposits........................................               955,031               794,519
    Insurance commissions..............................................               526,973               536,124
    Bank club dues.....................................................               179,240               159,146
    Debt cancellation fees.............................................               187,771               262,870
    Other operating income.............................................               426,670               283,642
    Investment securities gains........................................                 6,523                 7,200
                                                                           ------------------    ------------------
                  TOTAL NONINTEREST INCOME.............................             2,282,208             2,043,501
                                                                           ------------------    ------------------

NON-INTEREST EXPENSES
    Salaries and employee benefits.....................................             4,232,886             3,806,813
    Occupancy expense..................................................               648,490               572,625
    Furniture and equipment expense....................................               466,899               380,424
    Director and committee fees........................................               127,050               189,300
    Other operating expenses...........................................             1,276,726             1,469,459
                                                                           ------------------    ------------------
                  TOTAL NONINTEREST EXPENSES...........................             7,052,051             6,418,621
                                                                           ------------------    ------------------

Income before income taxes.............................................             1,615,597             1,324,823
Provision for income taxes.............................................               589,028               400,940
                                                                           ------------------    ------------------

                  NET INCOME...........................................    $        1,026,569    $          923,883
                                                                           ==================    ==================

EARNINGS PER COMMON SHARE-basic........................................    $              .23    $              .24
EARNINGS PER COMMON SHARE-diluted......................................    $              .22    $              .23

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                         September 30,
                                                                           ---------------------------------------
                                                                                  1999                  1998
                                                                           ------------------   ------------------
Net income ............................................................    $       1,026,569     $         923,883

Components of other comprehensive income (loss):
  Unrealized holding gains (losses) arising during the period..........             (985,975)            1,145,285
  Reclassification adjustments for net (gains) losses included
      in net income....................................................               (6,523)               (7,200)
                                                                           ------------------    -----------------
  Other comprehensive income (loss) before income taxes................             (992,498)            1,138,085
  Income tax expense (benefit) related to other
      comprehensive income (loss)......................................             (397,000)              455,235
                                                                           -----------------     -----------------
Total other comprehensive income (loss)................................             (595,498)              682,850
                                                                           -----------------     -----------------

Comprehensive income...................................................    $         431,071     $       1,606,733
                                                                           =================     =================


















                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                           ----------------------------------------
                                                                                    1999                  1998
                                                                           ------------------    ------------------
REVENUE FROM EARNING ASSETS
    Interest and fees on loans.........................................    $       33,928,332    $       27,761,457
    Interest on investment securities:
      Taxable securities...............................................             3,575,390             3,277,780
      Securities exempt from federal income taxes......................               670,606               542,436

    Interest on federal funds sold.....................................                70,439               553,080
    Interest on deposits in other banks................................                55,098                51,020
                                                                           ------------------    ------------------
                  TOTAL REVENUE FROM EARNING ASSETS....................            38,299,865            32,185,773
                                                                           ------------------    ------------------

INTEREST EXPENSE
    Interest on deposits...............................................            17,589,123            16,114,086
    Interest on other short-term borrowings............................               297,113                88,091
    Interest on FHLB borrowings........................................               520,533                   -0-
    Interest on long-term debt.........................................               429,490               307,358
                                                                           ------------------    ------------------
                  TOTAL INTEREST EXPENSE...............................            18,836,259            16,509,535
                                                                           ------------------    ------------------

NET INTEREST INCOME....................................................            19,463,606            15,676,238
Provision for loan losses..............................................             1,388,900               622,397
                                                                           ------------------    ------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....................            18,074,706            15,053,841

NON-INTEREST INCOME
    Service charges on deposits........................................             2,656,345             2,217,292
    Insurance commissions..............................................             1,477,772             1,623,448
    Bank club dues.....................................................               529,484               459,671
    Debt cancellation fees.............................................               436,537               629,549
    Other operating income.............................................             1,155,964               738,087
    Investment securities gains........................................                 6,523                18,708
                                                                           ------------------    ------------------
                  TOTAL NONINTEREST INCOME.............................             6,262,625             5,686,755
                                                                           ------------------    ------------------

NON-INTEREST EXPENSES
    Salaries and employee benefits.....................................            12,375,327            10,334,033
    Occupancy expense..................................................             1,926,561             1,497,160
    Furniture and equipment expense....................................             1,321,637             1,071,217
    Director and committee fees........................................               455,837               514,858
    Other operating expenses...........................................             5,067,624             3,782,656
                                                                           ------------------    ------------------
                  TOTAL NONINTEREST EXPENSES...........................            21,146,986            17,199,924
                                                                           ------------------    ------------------

Income before income taxes.............................................             3,190,345             3,540,672
Provision for income taxes.............................................               991,417             1,023,623
                                                                           ------------------    ------------------
                  NET INCOME BEFORE MINORITY INTEREST..................             2,198,928             2,517,049
Minority interest in consolidated subsidiary...........................                   -0-                 4,167
                                                                           ------------------    ------------------

                  NET INCOME...........................................    $        2,198,928    $        2,512,882
                                                                           ==================    ==================

EARNINGS PER COMMON SHARE-basic........................................    $              .50    $              .64
EARNINGS PER COMMON SHARE-diluted......................................    $              .48    $              .63
DIVIDENDS PER COMMON SHARE.............................................    $              .60    $              .50

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                           ----------------      -----------------
                                                                                  1999                  1998
                                                                           ----------------      -----------------

Net income ............................................................    $       2,198,928     $       2,512,882

Components of other comprehensive income (loss):
  Unrealized holding gains (losses) arising during the period..........           (3,193,371)            1,274,409
Reclassification adjustments for net (gains) losses included in
      net income  .....................................................              (6,523)               (18,708)
                                                                           ----------------      -----------------
Other comprehensive income (loss) before income taxes..................          (3,199,894)             1,255,701
Income tax expense (benefit) related to other
      comprehensive income (loss)......................................          (1,279,958)               502,281
                                                                           ----------------      -----------------

Total other comprehensive income (loss)................................          (1,919,936)               753,420
                                                                           ----------------      -----------------

Comprehensive income...................................................    $        278,992      $       3,266,302
                                                                           ================      =================





















                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Nine Months Ended
                                                                                                 September 30,
                                                                                    -------------------------------------
                                                                                        1999                      1998
                                                                                    ------------             ------------
OPERATING ACTIVITIES:
    Net income .........................................................            $  2,198,928             $  2,512,882
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses .....................................               1,388,900                  622,397
         Provision for depreciation and amortization ...................               1,699,310                  967,446
         Amortization of investment security premiums and
          accretion of discounts .......................................                 149,790                  114,790
          Deferred tax expense .........................................                 127,289                  156,409
          (Gain) loss on sale of premises and equipment ................                  (1,783)                   4,607
          Realized investment security gains ...........................                  (6,523)                 (18,708)
         Increase in accrued interest receivable .......................                (123,517)                (672,841)
         Increase in accrued interest payable ..........................                  47,119                  859,124
         Other .........................................................                 (27,482)                 101,010
                                                                                    ------------             ------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES .............               5,452,031                4,647,116
                                                                                    ------------             ------------

INVESTING ACTIVITIES:
    Proceeds from sales of investment securities .......................               4,505,826                6,773,700
    Proceeds from maturities/calls/paydowns of investment securities ...               6,386,276                7,121,562
    Purchase of investment securities ..................................             (12,249,178)             (19,403,712)
    Decrease in interest-bearing deposits with other banks .............                     -0-                1,564,558
    Cash disbursed in acquisition of finance offices ...................              (2,312,592)              (6,543,108)
    Cash disbursed in acquisition of insurance operations ..............                (750,000)                (930,219)
    Cash received in acquisition of branch office ......................                     -0-                2,763,123
    Net increase in loans to customers .................................             (51,197,811)             (82,111,874)
    Proceeds from sale of premises and equipment .......................                 286,963                  237,544
    Net proceeds from sale of other real estate ........................                 280,888                   42,500
    Capital expenditures ...............................................              (5,462,997)              (5,304,696)
                                                                                    ------------             ------------
                  NET CASH USED BY INVESTING ACTIVITIES ................             (60,512,625)             (95,790,352)
                                                                                    ------------             ------------

FINANCING ACTIVITIES:
    Net increase in demand deposits, NOW accounts,
      and savings accounts .............................................               7,982,514               19,920,413
    Net increase in certificates of deposit ............................               1,202,964               38,564,181
    Net increase in short-term borrowings ..............................               3,159,583                5,904,355
    Proceeds from issuance of common stock .............................                 294,541                2,750,421
    Proceeds from FHLB borrowings ......................................              40,000,000                      -0-
    Net repayment of long-term debt ....................................                (571,812)                (577,747)
    Cash dividends .....................................................              (2,788,753)              (2,031,608)
                                                                                    ------------             ------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES ............              49,279,037               64,530,015
                                                                                    ------------             ------------

Net decrease in cash and cash equivalents ..............................              (5,781,557)             (26,613,221)

Cash and cash equivalents at beginning of period .......................              25,553,170               46,251,978
                                                                                    ------------             ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................            $ 19,771,613             $ 19,638,757
                                                                                    ============             ============

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Nine Months Ended
                                                                                          September 30,
                                                                           ----------------------------------------
                                                                                    1999                  1998
                                                                           ------------------    ------------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
      Interest.........................................................    $       18,883,378    $       16,573,210
      Income taxes.....................................................               865,249               569,986

Supplemental schedule of non-cash investing and financing activities:

The Company acquired $166,000 and $374,000 in other real estate during the nine-month periods ended September 30, 1999 and 1998, respectively, as a result of purchasing homes of employees under the Company's relocation program.

Upon the pledging of purchased shares of the Company's common stock as collateral for additional ESOP debt of $1,076,958 on December 1, 1998, long-term debt was increased and equity was decreased. The debt was reduced and shares were released by $117,834 and $93,474 during the nine-month periods ended September 30, 1999 and 1998, respectively, as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

The Company experienced a shift from a net unrealized gain of $738,232 at December 31, 1998 to a net unrealized loss of $2,461,662 at September 30, 1999 on its investment securities available for sale as the market valuation declined $3,199,894 during the nine months ended September 30, 1999.


























                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information for 1999 has been reclassified to conform to 1998 presentation. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE B - INVESTMENT SECURITIES

At September 30, 1999 and December 31, 1998, the Company's investment securities are categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity (Accumulated other comprehensive income (loss)) until realized.

At September 30, 1999, the Company's available-for-sale investment securities reflected net unrealized losses of $2,461,662, which resulted in a decrease in shareholders' equity of $1,476,997, net of deferred tax liability. The net decrease in shareholders' equity, as a result of the fair value adjustment under Statement of Financial Accounting Standard No. 115, from during the nine months ended September 30, 1999 was $1,919,936.


NOTE C - SHAREHOLDERS' EQUITY

An annual dividend of $.60 per share was declared by the Company's Board of Directors on its common stock and paid in January of 1999. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and regulatory restrictions.

In March 1996, the Company issued a total of 270,000 options to its directors to purchase shares of the Company's common stock. The options were issued to the directors based upon their years of service and their positions with the Company. Each of the options have an exercise price of $10.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. The options are exercisable through March 27, 2001. In March 1997, an additional 103,000 options were issued to the Company's directors with an exercise price of $12.50 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 26, 2002. In March 1998, 203,331 options were issued to directors and certain senior officers with an exercise price of $15.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 25, 2003. Each of the above described options is treated as a non-qualified option under the provisions of the Internal Revenue Code of 1986. The agreements evidencing these options also contain a provision whereby the Company will compensate each optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

All outstanding options are assumed to be exercised in the calculation of diluted average shares of common stock outstanding, causing the equivalent average number of shares outstanding on a diluted basis to be 120,055 greater than that used to calculate basic earnings per share for the nine-month period ended September 30, 1999. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 55,083 for September 30, 1998.


NOTE D - EMPLOYEE STOCK OWNERSHIP PLAN

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

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase shares of the Company's common stock in the Company's public offering. The note was originally secured by 80,000 shares of the purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were purchased by the ESOP. The refinanced note, in the original principal amount of $2,963,842, was secured by 261,434 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments of $31,677 due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The Company has guaranteed this debt and, in accordance with applicable accounting and reporting guidelines, the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made. As of September 30, 1999, there were 226,160 unreleased shares with a value, based on recent trades at $24 per share, of approximately $5,427,840. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statements and reduce its shareholders' equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($176,216 and $125,243 during the first nine months of 1999 and 1998, respectively) is classified as interest expense on the Company's consolidated statement of income.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At September 30, 1999 and December 31, 1998, the Company's financial statements reflected long-term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,826,398 and $2,944,232, respectively.

Company contributions to the ESOP amounted to $285,093 and $218,717 for the nine months ended September 30, 1999 and 1998, respectively. In addition, there were $2,159 in miscellaneous prior year adjustments recorded during the first quarter of 1999 that reduced the outstanding principal amount of the ESOP debt.

NOTE E - CONTINGENCIES

In September 1998, Community Bank discovered that a number of automobile and truck loans originated in Community Bank's Ft. Payne, Alabama Wal-Mart location during a four-month period beginning in May 1998 were not in compliance with the Bank's lending policy. The total amount of those loans was approximately $9,300,000. As of September 30, 1999, approximately $5,586,000 of these loans were in default. Community Bank has notified the appropriate authorities and the Bank's fidelity bond insurance carrier, which are currently investigating these loans. Management believes that these non-compliant loans are an isolated occurrence, and that the Company has taken appropriate steps to prevent their re-occurrence. Through September 30, 1999, Community Bank had taken possession of a total of 362 vehicles which served as collateral for such defaulted loans, and had received approximately $2,800,000 from the sale of substantially all of the vehicles. These funds were applied to the outstanding balances of the defaulted loans, reducing the total unpaid balances at September 30, 1999 to approximately $2,786,000. Although investigation of the Ft. Payne loans has not yet been completed, management currently believes that Community Bank will be reimbursed by its fidelity bond insurance carrier and that Community Bank will not incur any material losses from such loans.

The Company has classified the approximately $2,786,000 in unpaid loan balances as "other assets" in the Company's consolidated financial statements. Management believes, with the concurrence of the Company's independent auditors, that this classification is appropriate under generally accepted accounting principles.


NOTE F - BUSINESS COMBINATIONS

On June 1, 1999, Community Insurance, Inc., a subsidiary of Community Bank, established an office in Huntsville, Alabama through the acquisition of certain assets and the assumption of certain liabilities of Cummings, Gazaway, Gardner and Pate, Inc., a Huntsville-based insurance agency. Community Insurance agreed to pay $1,600,000 over 5 years, subject to adjustment based on revenues of the acquired agency. As a result of this acquisition, Community acquired $759,310 in premises, furniture and equipment and $248,030 in accounts receivable, assumed accounts payable of $233,916 and paid a premium of $826,576. This transaction was not material to the financial statements of the Company and therefore required no restatement of the Company's financial statements for periods prior to the acquisition date.

This business combination was accounted for using the purchase method of accounting for business combinations.


NOTE G - SEGMENT INFORMATION

All of Community Bank's offices offer similar products and services, are located in the same geographic region and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.






              [The remainder of the page intentionally left blank]

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This discussion is intended to assist in an understanding of the Company's consolidated financial condition and results of operations. Unless the context otherwise indicates, the "Company" shall include the Company and its subsidiaries. Certain information for 1999 has been reclassified to conform to 1998 presentation. This discussion should be read in conjunction with the financial statements and related notes appearing in Item 1 of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, asset quality, non-compliant and defaulted loans originated in Community Bank's Ft. Payne, Alabama office, capital requirements, operating strategy, tax planning, long-term obligations, loan losses, interest sensitivity, market risk, and impact of Year 2000 issues. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, economic conditions, government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company's interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of assets and operations, competition from other financial services companies, Year 2000 compliance issues, the Company's ability to obtain reimbursement from its fidelity bond insurance carrier and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


FINANCIAL CONDITION

SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998

DUE FROM BANKS

Due from banks consist of balances the Company has on deposit with other financial institutions. The Company's strategy is to maintain its balances with other financial institutions at a minimum level. These balances fluctuate in the ordinary course of business and are used primarily to meet short-term liquidity needs. At September 30, 1999 these balances were $11,945,392 compared to $19,348,639 at December 31, 1998. This decline of $7,403,247, or 38.3%, resulted primarily from increased liquidity requirements associated with loan growth and the clearing of items in the process of collection.

LOANS

Loans comprised the largest single category of the Company's earning assets at September 30, 1999. Loans, net of unearned income and allowance for loan losses, were 73.8% of total assets at September 30, 1999 and 71.4% of total assets at December 31, 1998. Loans, net of unearned income and allowance for loan losses, totaled $482,716,143 at September 30, 1999, representing a 12.0% increase from the December 31, 1998 total of $430,882,039.

In June 1999, 1st Community Credit Corporation entered into two separate agreements whereby it purchased loans, net of unearned income, of approximately $799,000 from 1st Southern Financial, an Athens, Alabama finance company and approximately $1,227,000 from Southern Credit Corp., a Ft. Payne, Alabama finance company. These loans were purchased in the ordinary course of business.

INVESTMENT SECURITIES AVAILABLE FOR SALE AND OTHER EARNING ASSETS

The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Investment securities available for sale at September 30, 1999 were $95,405,524 compared with $97,391,609 at December 31, 1998, reflecting a decrease of $1,986,085, or 2.0%, during the first nine months of 1999. This decrease resulted from an increase of $1,213,809 in investment securities available for sale which was offset by a $3,199,894 decline in the market value of the investment securities available for sale portfolio. The Company had no federal funds sold at September 30, 1999 or December 31, 1998. Short-term investments in the form of interest-bearing deposits with banks were $950,000 at both September 30, 1999 and December 31, 1998.


ASSET QUALITY

Between December 31, 1998 and September 30, 1999, the Company experienced a slight improvement in the quality of its assets as measured by two key ratios, while the third ratio used to measure asset quality was unchanged. The ratio of total nonperforming assets (defined as non-accrual loans, loans past due 90 days or greater, restructured loans, non-accruing securities, and other real estate) to total assets improved from 0.008 at December 31, 1998 to 0.006 at September 30, 1999, and the ratio of non-performing loans to total loans, net of unearned income, improved from 0.009 at year-end 1998 to 0.007 at September 30, 1999. The ratio of loan loss allowance to total non-performing assets remained unchanged at 0.63 at December 31, 1998 and September 30, 1999. The decline of $515,000, or 11.0%, in total non-performing assets from $4,683,000 at December 31, 1998 to $4,168,000 at September 30, 1999 resulted primarily from decreases in loans past due 90 days or greater and other real estate which were partially offset by an increase in non-accrual loans. All three ratios remain favorable as compared with industry averages, and management is aware of no factors which would suggest that they are prone to erosion in the foreseeable future.

In September 1998, Community Bank discovered that a number of automobile and truck loans originated in Community Bank's Ft. Payne, Alabama Wal-Mart location during a four-month period beginning in May 1998 were not in compliance with the Bank's lending policy. The total amount of those loans was approximately $9,300,000. As of September 30, 1999, approximately $5,586,000 of these loans were in default. Community Bank has notified the appropriate authorities and the Bank's fidelity bond insurance carrier, which are currently investigating these loans. Management believes that these non-compliant loans are an isolated occurrence, and that the Company has taken appropriate steps to prevent their re-occurrence. Through September 30, 1999, Community Bank had taken possession of a total of 362 vehicles which served as collateral for such defaulted loans, and had received approximately $2,800,000 from the sale of substantially all of the vehicles. These funds were applied to the outstanding balances of the defaulted loans, reducing the total unpaid balances at September 30, 1999 to approximately $2,786,000. Although investigation of the Ft. Payne loans has not yet been completed, management currently believes that Community Bank will be reimbursed by its fidelity bond insurance carrier and that Community Bank will not incur any material losses from such loans.

The Company has classified the approximately $2,786,000 in unpaid loan balances as "other assets" in the Company's consolidated financial statements. Management believes, with the concurrence of the Company's independent auditors, that this classification is appropriate under generally accepted accounting principles.


DEPOSITS

Total deposits of $547,770,999 at September 30, 1999 increased $9,185,478, or 1.7%, over total deposits of $538,585,521 at December 31, 1998. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $188,754, or 0.3%, from December 31, 1998 to September 30, 1999, while interest-bearing deposits decreased $8,996,724, or 1.9%, from December 31, 1998 to September 30, 1999. Certificates of deposit of $100,000 or more, a component of interest-bearing deposits, decreased $1,125,000, or 1.2%, to $89,325,000 at September 30, 1999 from $90,450,000 at
December 31, 1998. In addition, time deposit open accounts, a component of interest-bearing deposits, were $20,850,000 at September 30, 1999 and $18,535,000 at December 31, 1998, reflecting an increase of $2,315,000, or 12.5%, during the first nine months of 1999.

OTHER SHORT-TERM BORROWINGS

Other short-term borrowings totaled $5,351,424 at September 30, 1999, a $3,159,583, or 144.2%, increase from the December 31, 1998 total of $2,191,841.
This increase is due primarily to an increase of $3,000,000 in federal funds purchased. Other short-term borrowings at September 30, 1999 consisted primarily of federal funds purchased and funds borrowed under the federal government's Treasury Tax and Loan Note Option.


FHLB BORROWINGS

On June 1, 1999, Community Bank borrowed $30,000,000 under the FHLB-Atlanta's "Convertible Advance Program." This advance had a final maturity of June 1, 2009 (120 months), with a call feature every three months during the life of the obligation, and carried a fixed interest rate of 4.62% per annum. This obligation was called on September 1, 1999 due to an increase in market interest rates. As a result of this call, Community Bank refinanced the original advance and borrowed an additional $10,000,000 under the same "Convertible Advance Program." The new advance, totaling $40,000,000 at the end of the third quarter 1999, has a final maturity of September 1, 2009 (120 months), with a call feature every six months during the life of the obligation, and carries a fixed interest rate of 4.99% per annum. Principal is due at final maturity or on a call date, with interest payable each quarter. These funds were used to replace $20,000,000 in FHLB-Atlanta overnight borrowings and to fund loan growth.


LONG-TERM DEBT

At September 30, 1999 and December 31, 1998, the Company had long-term debt totaling $6,879,070 and $7,568,716, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank to borrow amounts up to $6,500,000. At September 30, 1999 and December 31, 1998, the amounts outstanding were $2,322,098 and $2,846,631, respectively, due December 17, 2002, bearing interest at a floating prime rate, and collateralized by 100% of the common stock of Community Bank. The note agreement contains provisions which limit the Company's right to transfer or issue shares of Community Bank's stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to 24 monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase shares of the Company's common stock in the Company's public offering. The note was originally secured by 80,000 shares of the purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were purchased by the ESOP. The refinanced note, in the original principal amount of $2,963,842, was secured by 261,434 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments of $31,677 due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The Company has guaranteed this debt and in accordance with applicable accounting and reporting guidelines the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares of common stock securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,826,398 at September 30, 1999 and $2,944,232 at December 31, 1998, secured by 226,160 and 241,350 of unreleased shares of Company common stock, respectively.

On October 4, 1994, the Company entered into a twenty-year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7% per annum. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,730,574 at September 30, 1999 and $1,777,853 at December 31, 1998.

The following table sets forth the remaining maturities of long-term debt for the years ending December 31:

                  1999......................     $     244,171
                  2000......................           950,164
                  2001......................           968,785
                  2002......................           991,336
                  2003......................           299,005
                  Thereafter................         3,425,609
                                                 -------------

                                                 $   6,879,070
                                                 =============


SHAREHOLDERS' EQUITY

Company Shareholders' equity decreased $2,097,386, or 4.4%, from December 31, 1998 to September 30, 1999, resulting from net income of $2,198,928, proceeds from the issuance of additional common stock for $294,541 and a reduction of unearned ESOP shares by $117,834 which were offset by the payment of a cash dividend of $2,788,753 and a decrease of unrealized gains on securities available for sale totaling $1,919,936, net of deferred tax liability.


CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth of the organization. Bank regulatory authorities are placing increased emphasis on the maintenance of adequate capital. In 1990, new risk-based capital requirements became effective. The guidelines take into consideration risk factors, as defined by bank regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity less non-qualifying intangibles, amounted to $40,396,635 at September 30, 1999. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. The sum of Tier I capital plus Tier II capital is referred to as total risk-based capital and was $44,529,279 at September 30, 1999.

At September 30, 1999, under applicable banking regulations, the Company is considered adequately capitalized while Community Bank, the Company's banking subsidiary, is considered well capitalized. Management has reviewed and will continue to monitor the Company's asset mix, product pricing and loan loss allowance, which are the areas determined to be most affected by these requirements.










              [The remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

SUMMARY

Net income of the Company for the nine months ended September 30, 1999 was $2,198,928 compared to $2,512,882 for the same period in 1998, representing a decrease of $313,954, or 12.5%. This decrease resulted primarily from an increase in non-interest expenses that exceeded the increases in the Company's net interest income and non-interest income. The increase in non-interest expense during the first nine months of 1999 resulted primarily from increases in personnel cost and depreciation expense associated with the Company's significant expansion activities during the last half of 1998 and first quarter of 1999 coupled with a significant increase in legal, accounting, printing, advertising and public relations expenses in connection with the Company's 1999 annual meeting of shareholders. During the nine month period ending September 30, 1999, the Company's net interest income increased $3,787,368, or 20.1%, and its non-interest income increased $575,870, or 10.1%, while the provision for loan losses increased $766,503, or 123.2%, and non-interest expenses increased $3,947,062, or 23.0%, as compared to the same period in 1998.

Net income for the quarter ended September 30, 1999 was $1,026,569 compared to $923,883 for the same three- month period of 1998, representing an increase of $102,686, or 11.1%. This increase during the third quarter of 1999 resulted primarily from increases in the Company's net interest margin and non-interest income that outpaced increases in the provision for loan losses and non-interest expenses. During the third quarter of 1999, the net interest margin increased $1,005,291, or 17.0%, and non-interest income increased $238,707, or 11.7%, as compared to the same quarter of 1998, while the provision for loan losses increased $319,794, or 141.7%, and non-interest expenses increased $633,430, or 9.8%, during the third quarter of 1999, as compared to the same period in 1998.


NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenue from earning assets of the Company during the nine months ended September 30, 1999 increased $6,114,092, or 19.0%, over the same period in 1998. This increase was due to higher average outstanding balances of earning assets as loans continued to show strong growth. Interest expense for the nine months ended September 30, 1999 increased $2,326,724, or 14.1%, over the corresponding period of 1998. The increase in interest expense was also attributable to higher average outstanding balances of interest-bearing liabilities, primarily in borrowings to fund Community Bank's loan growth. As a result of these factors, net interest income increased $3,787,368, or 24.2%, in the nine months ended September 30, 1999, compared to the same period of 1998.

Net interest income for the third quarter of 1999 increased $1,005,291, or 17.0%, to $6,930,887 during the three months ended September 30, 1999 from $5,925,596 for the same period of 1998. This increase was also due to higher average outstanding balances of earning assets during the third quarter of 1999 compared to the third quarter of 1998. Interest income was $13,565,840 and $11,676,619 for the three months ended September 30, 1999 and 1998, respectively and represents an increase of $1,889,221, or 16.2%. Interest expense increased $883,930, or 15.4%, to $6,634,953 for the three months ended September 30, 1999 from $5,751,023 for the three months ended September 30, 1998.






              [The remainder of this page intentionally left blank]

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge against current earnings necessary to maintain the reserve for loan losses at a level which management considers appropriate. This level is determined based upon Community Bank's historical charge-offs, management's assessment of current economic conditions, the composition of the loan portfolio and the levels of non-accruing and past due loans. The provision for loan losses was $1,388,900 for the nine months ended September 30, 1999 compared to $622,397 for the same period of 1998, representing an increase of $766,503, or 123.2%. Charge-offs exceeded recoveries by $1,735,751 for the nine months ended September 30, 1999 compared to $795,020 for the same period of 1998. The allowance for loan losses as a percent of outstanding loans, net of unearned income, was .54% at September 30, 1999 compared to .68% at year-end 1998. This decline resulted primarily from loan growth by Community Bank and its finance company subsidiary as well as an increase in net charge-offs.

The provision for loan losses for the third quarter of 1999 was $545,447 compared to $225,653 for the same period of 1998, representing an increase of $319,794, or 141.7%. Charge-offs exceeded recoveries by $551,691 and $348,921 for the quarters ended September 30, 1999 and 1998, respectively.


NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 1999 was $6,262,625 compared to $5,686,755 for the same period of 1998. This increase of $575,870, or 10.1%, during the first nine months of 1999, compared to the same period of 1998, was due primarily from increases of $439,053, or 19.8%, in service charges on deposit accounts, $69,813, or 15.2%, in bank club dues and $98,040 in earnings credit on official checks, a new component of other income in 1999. Other items of non-interest income reflecting changes during the nine month period ended September 30, 1999 are as follows: insurance commissions declined $145,676, or 9.0%, and fees on debt cancellation contracts declined $193,012, or 30.7%.

Non-interest income reflected an increase of $238,707, or 11.7%, to $2,282,208 for the third quarter of 1999 compared to the same period of 1998. Increases of $160,512, or 20.2%, in service charges on deposit accounts and $143,028, or 50.4%, in other income were offset by a decline of $75,099, or 28.6%, in fees on debt cancellation contracts.

The increases in service charges on deposit accounts and bank club during the first nine months of 1999, compared to the first nine months of 1998, resulted primarily from growth in the number of accounts attributable to Community Bank's expansion activities. The decline in insurance commissions and fees on debt cancellation contracts during the nine month period ended September 30, 1999, is due to a decrease in the volume of credit insurance written by Community Bank and 1st Community Credit Corporation.


NON-INTEREST EXPENSES

Non-interest expenses for the nine months ended September 30, 1999 were $21,146,986, reflecting a $3,947,062, or 23.0%, increase from $17,199,924 for the same period of 1998. The primary components of non-interest expenses are salaries and employee benefits, which increased $2,041,294, or 19.8%, to $12,375,327 for the nine months ended September 30, 1999 compared to the same period in 1998. The increases in salaries and employee benefits resulted from staffing for new banking and finance company locations as well as merit increases. Occupancy costs increased $429,401, or 28.7%, while furniture and equipment expenses rose by $250,420, or 23.4%, for the nine months ended September 20, 1999 compared to the same period in 1998. These increases reflect the higher costs associated with the Company's expansion activities during the last half of 1998 and the first nine months of 1999. Other operating expenses rose $1,284,968, or 34.0%, to $5,067,624 for the first nine months of 1999 compared to $3,782,656 for the same period in 1998. The increase in other operating expenses resulted primarily from increases in telephone and supply expenses associated with expansion activities, and accounting fees, legal fees, and public relations, printing and advertising costs associated with the Company's 1999 annual shareholders' meeting.

Non-interest expense was $6,752,051 for the three months ended September 30, 1999 compared to $6,418,621 for the same period in 1998. This increase of $333,430, or 5.2%, during the third quarter of 1999 was due primarily to increases in personnel cost, occupancy expense and furniture, fixture and equipment expense associated with the Company's expansion activities, which were partially offset by a decline in other expenses.

The Company's strategy is to make each office of Community Bank a vital part of the community it serves. Each office has management and personnel as similar to a full service, stand-alone bank as possible. Although more expensive, the Company believes this strategy has been successful for Community Bank, and better serves its communities, customers and shareholders.


INCOME TAXES

The provision for income taxes of $991,417 for the nine months ended September 30, 1999 represents a decreased of $32,206, or 3.2%, compared to the same period of 1998, due primarily to the decrease in income before taxes. The effective tax rate of approximately 31.1% for the first nine months of 1999 is less than the statutory rate and represents a increase from the effective tax rate of 28.9% for the same period of 1998. The Company's effective tax rate rose to 36.5% during the third quarter of 1999. While this effective tax rate was still below the statutory rate, it was higher than the effective tax rate of 30.3% for the third quarter of 1998. These increases during 1999 compared to 1998 are in part due to the effect of tax-free interest income declining as a percentage of total taxable income and an increase in certain expense items that give rise to permanent tax differences. The Company attempts to maximize its net income through active tax planning.


YEAR 2000 ISSUES

The Year 2000 issue results from potential problems with computer systems or other equipment with computer chips using dates that have been sorted as two digits rather than four (e.g. "99" for 1999). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or perform normal business activities.

The Company initiated a program in 1997 to identify and review all of the information technology ("IT") and non-IT systems used by the Company and its subsidiaries in order to determine whether the systems were Year 2000 compliant or able to properly function on dates after December 31, 1999 and properly identify, process and utilize information relating to dates after December 31, 1999. This study involved identifying any required modifications or replacements of certain hardware and software maintained by the Company. In addition, the Company has taken steps to obtain assurance from third-party vendors that appropriate actions have been taken or are being taken to remedy any Year 2000 issues for computer systems that the vendors are responsible for maintaining and that are relied upon by the Company.

As a financial institution, the Company's compliance has been closely monitored by federal regulatory agencies, which have completed phase one and phase two examinations of the Company and its Year 2000 readiness in the past twelve months. As of September 30, 1999, no regulatory restriction had been imposed on the Company by federal regulatory authorities in connection with the Company's current Year 2000 plan and implementation.

Prior to year-end 1998, the Company had identified its mission critical and non-mission critical systems and had completed the assessment phase of each system's Year 2000 readiness. Mission critical systems are those systems that are vital to the core business activity of the Company and include mainframe computer applications such as deposit, loan and general ledger systems as well as the system operating software. In July 1998, the Company purchased and installed new Year 2000 compliant hardware and software systems, which the vendor represented to be Year 2000 compliant or able to properly identify, process and utilize information relating to dates after December 31, 1999, and to support all core application processing deemed to be mission critical. Non-mission critical systems typically include embedded technology, such as micro-controllers in security systems, vaults and elevators. All of the Company's mission critical systems have been successfully tested for Year 2000 compliance.

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

As of September 30, 1999, the Company had spent approximately $415,000 related to the purchase of new hardware and software to correct Year 2000 problems. These costs have been capitalized and will be amortized over the life of the related assets. The Company spent an additional $5,000 for testing of it mission critical systems and estimates it will spend approximately $15,000 during 1999 for third-party reviews of test results. Because this is an ongoing process involving continual evaluation, the Company may incur additional unanticipated costs associated with its Year 2000 readiness. However, management believes that these costs will be immaterial to the Company's financial condition or results of operations.

Since 1998, the Company has worked to assess Year 2000 readiness of vendors, business partners and other counter parties, focusing on those considered critical to the Company's operations. The Company began assessing the Year 2000 readiness of depositors and other funds providers during the third quarter of 1998. The Company will continue to monitor and evaluate the Year 2000 readiness of third parties and take appropriate measures to mitigate the risk to the Company where Year 2000 noncompliance by third parties could have a material adverse impact on the Company's financial condition or results of operations. However, the impact of Year 2000 noncompliance by all third parties with which the Company transacts business cannot be assessed at this time.

Management expects its remediation efforts to occur in a timely manner and does not anticipate significant disruptions in its operations. Failure to complete such remediations efforts in a timely fashion could have an adverse impact on the Company's financial condition and results of operations. During the second quarter of 1999, management completed the development of its Business Resumption Contingency Plan to address any potential failures. Testing of the Company's Business Resumption Contingency Plan has consisted of a checklist review and a tabletop exercise. The checklist review was conducted to determine the completeness and accuracy of the components of the Business Resumption Contingency Plan. This portion of the testing included such things as reviewing the names, addresses and phone numbers of key personnel and third party vendors as well as critiquing several possible situations that would result in the implementation of the Company's Business Resumption Contingency Plan to determine if all necessary steps had been included in the plan. The tabletop exercise consisted of a test scenario in which four bank locations would be without data processing services for three days due to Y2K failure of local phone lines. The committee walked through all aspects of the daily operations and determined that Community Bank could function under its Business Resumption Contingency Plan. Community Bank has also developed a plan to meet anticipated liquidity needs resulting from increase customers withdrawals due to Y2K.












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

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. During the first nine months of 1999, Community Bank experienced increases in both its interest earning assets and interest bearing liabilities repricing within one year. This resulted in the Company remaining more liability sensitive at September 30, 1999 and year-end 1998, indicating that it had more interest bearing liabilities than interest earning assets repricing during the 12 months ending September 30, 2000. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at September 30, 1999 was: i) -25% at 30 days; ii) -49% at 90 days; iii) -50% at 180 days; and iv) -50% at 365 days.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company's September 30, 1999 Asset/Liability Analysis, the increase in net interest income during the 12 months ending September 30, 2000 that would result from a 200 basis points decrease in the interest rate environment would be $534,000, or 1.8%. Conversely, a 200 basis points increase in interest rates would result in a $450,000, or 1.5%, decrease in net interest income for the same period.

While movement of interest rates cannot be predicted with any certainty, management believes that Community Bank's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the 12 months ending September 30, 2000. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.









              [The remainder of this page intentionally left blank]

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

On November 19, 1998, Mr. William Towns, a shareholder of the Company, filed a shareholder derivative action against the directors of the Company in the state Circuit Court of Blount County, Alabama. Mr. Towns amended his complaint on January 14, 1999 to add the Company and Community Bank as defendants in the action. On February 11, 1999, the complaint was again amended to add Mr. Pat Bellew and Mrs. Mary Bellew, who are also shareholders of the Company, as additional plaintiffs. On December 21, 1998, the Company and its directors filed a motion with the court seeking to have the complaint dismissed. On March 1, 1999, the Company's Board of directors appointed a special Board committee, comprised of Roy B. Jackson, Merritt M. Robbins and R. Wayne Washam, each of whom is a non-employee director of the Company, to review the plaintiff's allegations in accordance with Delaware law. On April 6, 1999, each of the parties to the action requested that the court stay the litigation and related discovery, motions and hearings, pending completion of the special committee's review. On April 30, 1999, the court entered an order staying the litigation and related discovery, motions and hearing in accordance with the parties' request. On October 15, 1999, the special committee filed its final report with the court. On October 21, 1999, the parties forwarded to the court an agreed upon order governing the confidentiality of the special committee's report. The court has not yet acted on this order.

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


ITEM 2 - SALE OF UNREGISTERED EQUITY SECURITIES

In March 1999 the Company issued 8,667 shares of common stock of the Company to a former director upon the exercise of options. These shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.









              [The remainder of this page intentionally left blank]

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

Exhibit Number              Description of Exhibit
--------------              ----------------------
     10.1                   Change in Control Agreement, dated
                            December 28, 1998, by and between
                            William H. Caughran, Jr. and
                            Community Bancshares, Inc.

     10.2                   Amendment to Employment Agreement, dated
                            October 14, 1999, by and between
                            Kennon R. Patterson, Sr. and
                            Community Bancshares, Inc.

     11                     Computation of Earnings
                            Per Share

     27                     Financial Data Schedule
                            (for SEC use only)

(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COMMUNITY BANCSHARES, INC.



 November 11, 1999                      /s/ Kennon R. Patterson, Sr.
-------------------------              ----------------------------------------
 Date                                  Kennon R. Patterson, Sr., as its
                                       President and Chief Executive Officer




 November 11, 1999                      /s/ Michael A. Bean
-------------------------              ----------------------------------------
 Date                                  Michael A. Bean, as its Executive Vice
                                       President and Chief Accounting Officer