Form 10-K
period 1999-12-31
COMMUNITY BANCSHARES INC /DE/
filed 2000-03-29
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-16461
                           COMMUNITY BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                 63-0868361
    ------------------------           -----------------------------------
    (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        68149 MAIN STREET, P. O. BOX 1000
                           BLOUNTSVILLE, ALABAMA 35031
                           ---------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (205) 429-1000
                             ---------------------
                         (REGISTRANT'S TELEPHONE NUMBER)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON WHICH REGISTERED
     -------------------                               -------------------
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

AS OF MARCH 15, 2000, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES WAS $71,862,900 BASED UPON A SALE PRICE OF $25.00 PER SHARE ON MARCH 15, 2000.

AS OF MARCH 15, 2000, THERE WERE 4,674,995 SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE SHARES, OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K: PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF SHAREHOLDERS.

                                     PART 1

ITEM 1 - BUSINESS

GENERAL

Community Bancshares, Inc. (the "Company") is a Delaware corporation and a bank holding company registered with the Board of Governors of the Federal Reserve Board (the "Federal Reserve") under the Bank Holding Act of 1956, as amended (the "Bank Holding Company Act"). The Company was organized in 1983 and commenced business in 1985. The Company has one bank subsidiary, Community Bank, an Alabama banking corporation which conducts a general commercial banking business in north and west-central Alabama and south-central Tennessee. At December 31, 1999, the Company and its subsidiaries had total assets of about $674,898,000, deposits of about $573,261,000 and shareholders' equity of about $44,475,000.

SUBSIDIARY BANK

Community Bank currently conducts business through 30 locations in 9 counties in north Alabama, 2 counties in west-central Alabama and 1 county in south-central Tennessee. It offers a wide range of commercial and retail banking services, including savings and time deposit accounts, personal and commercial loans and personal and commercial checking accounts. The majority of loans by Community Bank are to individuals and small to mid-sized businesses in Alabama and Tennessee. Community Bank seeks to provide superior service to its customers and to become a vital component of each of the communities it serves.

Community Bank operates in small non-urban communities, including locations in Blountsville, Cleveland, Oneonta, Snead and West Blount in Blount County, Alabama; Fort Payne and Rainsville in DeKalb County, Alabama; Rogersville in Lauderdale County, Alabama; Elkmont in Limestone County, Alabama; Gurley, Meridianville and New Hope in Madison County, Alabama; Demopolis in Marengo County, Alabama; Hamilton in Marion County, Alabama; Arab, Albertville, Boaz and Guntersville in Marshall County, Alabama; Falkville and Hartselle in Morgan County, Alabama; Uniontown in Perry County, Alabama; Double Springs and Haleyville in Winston County, Alabama; and Pulaski in Giles County, Tennessee. Community Bank operates 26 full service offices as well as four paying and receiving offices located within Wal-Mart stores, which primarily open deposit accounts, cash checks and receive deposits and loan payments. In December 1999, Community Bank established a real estate mortgage department as an approved seller/servicer for the Federal Home Loan Mortgage Corporation. The real estate mortgage department, located in the Company's headquarters in Blountsville, Alabama, offers mortgage loan products at competitive rates to customers referred by Community Bank and the Company's finance company offices.

SUBSIDIARIES OF COMMUNITY BANK

1st Community Credit Corporation currently operates 12 finance company offices in 12 Alabama communities, including Albertville, Arab, Athens, Boaz, Cullman, Decatur, Gadsden, Hartselle, Huntsville, Fort Payne, Jasper and Oneonta, Alabama. In November 1999, 1st Community Credit Corporation established its Oneonta office, and in December 1999, it closed its Moulton, Alabama office and consolidated the operations into its Decatur office. At December 31, 1999, 1st Community Credit Corporation's loan portfolio totaled approximately $29,958,000. 1st Community Credit Corporation provides loans to a market segment traditionally not pursued by Community Bank. These loans have typically generated higher yields and involved greater risk than standard commercial bank loans.

Community Insurance Corp. serves as an agent in the sale of title, property, casualty and life insurance products to individuals and businesses through four locations in north Alabama. In April 1998, Community Insurance Corp. acquired 100% ownership of the outstanding shares of capital stock of Chafin Insurance Agency, Inc. and Jim Murphree Insurance Agency, Inc., insurance agencies located in Graysville and Oneonta, Alabama, respectively. Both agencies merged into Community Insurance Corp. in January 1999. In June 1999, Community Insurance Corp. established an office in Huntsville, Alabama through the acquisition of certain assets and the assumption of certain liabilities of Cummings, Gazaway, Gardner and Pate, Inc., a Huntsville-based insurance agency. In December 1999, Community Insurance Corp. established an office in the Community Bank building in Hamilton, Alabama. In April 1998, Community Insurance Corp. acquired 100% ownership of the outstanding shares of capital stock of Southern Select Insurance, Inc., a managing general agency which brokers agricultural, commercial and personal insurance products for several insurance carriers located outside of the state of Alabama through a network of approximately 125 insurance agencies located in Alabama. Community Insurance Corp. had acquired a controlling interest in Southern Select Insurance, Inc. in August 1997. In December 1999, Southern Select Insurance, Inc. relocated its offices to Huntsville, Alabama from Birmingham, Alabama.

Community Appraisals, Inc., a subsidiary of Community Bank, operates a real estate appraisal business through its office located at the Company's headquarters complex in Blountsville, Alabama. This subsidiary provides appraisal services in connection with the lending activities of Community Bank and 1st Community Credit Corporation.

The Company maintains its principal executive offices at 68149 Main Street, P.
O. Box 1000, Blountsville, Alabama 35031, and its telephone number is (205) 429-1000.

COMPETITION

The banking business in Alabama and south Tennessee is highly competitive with respect to loans, deposits and other services and is dominated by a number of major banks and bank holding companies which have numerous offices and affiliates operating over wide geographic areas. Community Bank competes for deposits, loans and other business with these banks as well as with savings and loan associations, credit unions, mortgage companies, insurance companies and other local financial institutions. Many of the major commercial banks operating in Community Bank's service areas offer services such as international banking, investment and trust services, which are not offered by Community Bank.

EMPLOYEES

At December 31, 1999, the Company and its subsidiaries had approximately 433 full-time equivalent employees. The Company and its subsidiaries provide a variety of group life, health and accident insurance, retirement and stock ownership plans and other benefit programs for their employees. The Company maintains continuing education and training programs for its employees, designed to prepare the employees for positions of increasing responsibility in management or operations. Membership and participation by employees in professional and industry organizations is encouraged and supported by the Company.

                           SUPERVISION AND REGULATION

The following is a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein.

The Company is a bank holding company and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company is subject to regulation and supervision by the Federal Reserve and is required to file with the Federal Reserve annual reports and such other information as the Federal Reserve may require. The Federal Reserve may also conduct examinations of the Company.

The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's position that, in serving as a source of strength to its subsidiary bank, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank.

The Company is a legal entity which is separate and distinct from its subsidiaries. There are various legal limitations on the extent to which Community Bank may extend credit, pay dividends or otherwise supply funds to the Company or its affiliates. In particular, Community Bank is subject to certain restrictions imposed by federal law on any extensions of credit to the Company or, with certain exceptions, other affiliates. Dividends to shareholders are paid from dividends paid to the Company by Community Bank, which are subject to approval by the applicable regulatory authorities.

Community Bank is incorporated under the banking laws of the State of Alabama and is subject to the applicable provisions of Alabama banking laws and regulation and examination by the Alabama Banking Department. State regulations in Alabama relate to such matters as loans, mortgages, consolidations, required reserves, allowable investments, issuance of securities, payment of dividends, establishment of branches, filing of periodic reports and other matters affecting the business of Community Bank.

Deposits in Community Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") and, therefore, Community Bank is subject to the provisions of the Federal Deposit Insurance Act ("FDIA") and to examination by the FDIC.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides, among other things, that commonly controlled federally insured financial institutions must reimburse the FDIC for losses incurred by the FDIC in connection with the default of another commonly controlled financial institution or in connection with the provision of FDIC assistance to such a commonly controlled financial institution in danger of default. Reimbursement liability under FIRREA is superior to any obligations to shareholders of such federally insured institutions (including a bank holding company such as the Company), arising as a result of their status as a shareholder of a reimbursing financial institution.

The Company and Community Bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA expanded the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions through the regulation of banks and their affiliates, including bank holding companies. The provisions are designed to minimize the potential loss to depositors and to FDIC insurance funds if financial institutions default on their obligations to depositors or become in danger of default. Among other things, FDICIA provides a framework for a system of supervisory actions based primarily on the capital levels of financial institutions. FDICIA also provides for a risk-based deposit insurance premium structure. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund.

The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve, and to other tests relating to capital adequacy which the Federal Reserve adopts from time to time. Under the risk-based capital assessment system, assets are weighted by a risk factor and a ratio is calculated by dividing the qualifying capital by the risk-weighted assets. Tier I capital generally includes common stock and retained earnings. Total capital is comprised of Tier I capital and Tier II capital, which includes certain allowances for loan losses and certain subordinated debt. The Company's Tier I and total capital ratios exceeded the required minimum levels as of December 31, 1999.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank have been in existence for a certain minimum time period, which may not exceed five years. A bank holding company may not, following an interstate acquisition, control more than 10% of the nation's total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that, mergers may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.

The Community Reinvestment Act of 1977 ("CRA") and its implementing regulations are intended to encourage regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess CRA reports in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory CRA rating may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. At December 31, 1999, the Company had a "satisfactory" CRA rating.

The federal Gramm-Leach-Bliley Act of 1999 (the "GLBA") was signed into law on November 12, 1999. Under the GLBA, banks are no longer prohibited by the Glass-Steagall Act from associating with a company engaged principally in securities activities. The GLBA also permits a bank holding company to elect to become a "financial holding company," which would expand the powers of the bank holding company. The repeal of the Glass-Steagall Act provisions and the availability of financial holding company powers became effective on March 11, 2000. Financial holding company powers relate to financial activities that are determined by the Federal Reserve to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The GLBA itself defines certain activities as financial in nature, including lending activities, underwriting and selling insurance, providing financial or investment advice, underwriting, dealing and making markets in securities and merchant banking. In order to qualify as a financial holding company, a bank holding company's depository subsidiaries must be both well capitalized and well managed, and must have at least a satisfactory rating under the CRA. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve and certify that its depository subsidiaries meet the capitalization and management requirements. The GLBA establishes the Federal Reserve as the umbrella regulator of financial holding companies, with subsidiaries of the financial holding company being more specifically regulated by other regulatory authorities, such as the Securities and Exchange Commission, the Commodity Futures Trading Commission and state securities and insurance regulators, based upon the subsidiaries' particular activities. The GLBA also provides for minimum federal standards of privacy to protect the confidentiality of personal financial information of customers and to regulate use of such information by financial institutions. A bank holding company that does not elect to become a financial holding company remains subject to the Bank Holding Company Act of 1956.

Community Bank is subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity and fair credit reporting.

Community Insurance Corp. is a licensed insurance agent and broker for various insurance companies, and is subject to regulation by the Alabama Insurance Commission.

The Federal Reserve regulates money, credit and interest rate conditions in order to influence general economic conditions, primarily through open market operations in U.S. Government securities, changes in discount rate, reserve requirements on member bank's deposits and funds availability regulations. The earnings and growth of the Company and its subsidiaries are subject to the influence of economic conditions generally and to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such conditions and policies, and their impact on the Company, cannot be predicted.



              [The remainder of this page intentionally left blank]

ITEM 1 - STATISTICAL DISCLOSURE

Statistical and other information regarding the following items are set forth in "Item 5 - Management's Discussion and Analysis of Financial Condition and Results of Operations" on the pages indicated below.


                                                                                                            Page(s)

Loan Portfolio and Selected Loan Maturity and Interest Rate Sensitivity..................................        16

Investment Portfolio.....................................................................................        17

Investment Portfolio Maturity Schedule...................................................................        18

Maturities of Large Time Deposits........................................................................        19

Maturities of Long-term Debt ............................................................................        20

Rate Shock Analysis......................................................................................        21

Interest Sensitivity.....................................................................................        22

Capital Adequacy Ratios..................................................................................        24

Return on Equity and Assets..............................................................................        24

Yields, Rates, Interest Rate Spread and Net Yield on Earning Assets......................................        26

Consolidated Average Balances,
  Interest Income/Expense and Yields/Rates...............................................................     27-28

Rate/Volume Variance Analysis............................................................................     29-30

Summary of Loan Loss Experience..........................................................................        32

Allocation of the Allowance for Loan Losses..............................................................        33

Nonperforming Assets.....................................................................................        34

Noninterest Income.......................................................................................        35

Noninterest Expense......................................................................................        36

ITEM 2 - PROPERTIES

The corporate headquarters of the Company is housed in a colonial style two-story building owned by Community Bank and located at 68149 Main Street (U.S. Highway 231) in Blountsville, Alabama. Community Bank's administrative, operational, legal and accounting functions are housed in buildings constructed in 1997 on the same property as the corporate headquarters.

The flagship banking office of Community Bank is located at 69156 Main Street, Blountsville, Alabama, in a one story brick building constructed in 1975 and extensively remodeled during 1994. The premises are owned by Community Bank.

Community Bank owns or leases buildings that are used in the normal course of business in 11 counties in Alabama, including Blount, DeKalb, Lauderdale, Limestone, Madison, Marengo, Marion, Marshall, Morgan, Perry and Winston counties, and in Giles County, Tennessee. 1st Community Credit Corporation owns or leases buildings that are used in the normal course of business in 10 counties in Alabama, including Blount, Cullman, Marshall, Morgan, Limestone, Lawrence, Etowah, Madison, DeKalb and Walker counties. Community Insurance Corp. and its subsidiary, Southern Select Insurance, Inc., own or lease buildings that are used in the normal course of business in Blount, Jefferson, Madison and Marion counties in Alabama.

For information about the amounts at which bank premises, equipment and other real estate are recorded in the Company's financial statements and information relating to commitments under leases, see the Company's Consolidated Financial Statements included elsewhere in this Report.

ITEM 3 - LEGAL PROCEEDINGS

On November 19, 1998, Mr. William Towns, a shareholder of the Company, filed a shareholder derivative action against the directors of the Company in the state Circuit Court of Blount County, Alabama. Mr. Towns amended his complaint on January 14, 1999 to add the Company and Community Bank as defendants in the action. On February 11, 1999, the complaint was again amended to add Mr. Pat Bellew and Mrs. Mary Bellew, who are also shareholders of the Company, as additional plaintiffs. On December 21, 1998, the Company and its directors filed a motion with the court seeking to have the complaint dismissed. On March 1, 1999, the Company's Board of directors appointed a special Board committee, comprised of Roy B. Jackson, Merritt M. Robbins and R. Wayne Washam, each of whom is a non-employee director of the Company, to review the plaintiff's allegations in accordance with Delaware law. On April 6, 1999, each of the parties to the action requested that the court stay the litigation and related discovery, motions and hearings, pending completion of the special committee's review. On April 30, 1999, the court entered an order staying the litigation and related discovery, motions and hearing in accordance with the parties' request. On October 15, 1999, the special committee filed its final report with the court. On October 21, 1999, the parties forwarded to the court an agreed-upon order governing the confidentiality of the special committee's report, which the court entered on January 2, 2000. On January 19, 2000, the Company and its directors filed a motion to dismiss the complaints, based upon the Special Committee's report. The parties are awaiting a hearing on this motion. The complaint alleged that the directors of the Company breached their fiduciary duties to the Company and its shareholders, engaged in fraud, fraudulent concealment, suppression of material fact and suppression of the plaintiff shareholders, failed to supervise management, and conspired to conceal wrongful acts from the Company's shareholders and paid themselves excessive director fees. The complaint also alleged that the Board of Directors acquiesced in mismanagement and misconduct by Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company, including alleged self dealing, payment of excessive compensation, misappropriation of corporate opportunities and misappropriation of funds. The complaint sought an unspecified amount of compensatory and punitive damages, removal of the current directors, appointment of a new Board of Directors, and attorneys fees and cost. Management of the Company believes that the plaintiffs' allegations are false and that the action lacks merit. The Company and its directors intend to defend the action vigorously, and management of the Company believes that the action will not have a material adverse effect on the Company's financial condition or results of operations.

The Company and its subsidiaries are from time to time parties to other legal proceedings arising from the ordinary course of business. Management believes, after consultation with legal counsel, that no such proceedings, if resulting in an outcome unfavorable to the Company, will, individually or in the aggregate, have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1999.



              [The remainder of this page intentionally left blank]

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, the positions held by them with the Company and certain of its subsidiaries and their principal occupations for the last five years are as follows:

Name, Age and Position Held in the Company
and its Subsidiaries                                                             Principal Experience During Past Five Years
--------------------                                                             -------------------------------------------

Kennon R. Patterson, Sr. (57)
Chairman, President and Chief Executive Officer                               Chairman, President and Chief Executive Officer
of the Company; Chairman and Chief Executive                                  of the Company (1985-present); Chairman and
Officer of Community Bank; Director of                                        Chief Executive Officer of Community Bank
Community Appraisals, Inc., Community                                          (1993-present)
Insurance Corp., 1st Community Credit
Corporation and Southern Select Insurance, Inc.

Bishop K. Walker, Jr. (68)
Director,   Vice   Chairman,   Secretary,   Senior                            Vice Chairman, Senior Executive Vice President
Executive Vice President and General Counsel of                               and General Counsel of the Company (1987-
the Company; Director, Senior Executive Vice                                  present); President and Director of Community
President  and  Secretary  of  Community  Bank;                               Insurance Corp. (1987-1997)
Director  of  Community  Insurance  Corp.  and
Southern Select Insurance, Inc.

Denny G. Kelly (60)
Director  and  Executive  Vice  President  of  the                            President of Community Bank (1993-present)
Company; Director and President of Community
Bank;   Director   of   1(st)   Community   Credit
Corporation,    Community    Appraisals,    Inc.,
Community Insurance Corp. and Southern Select
Insurance, Inc.

Michael A. Bean (52)
Acting Chief Accounting Officer of the Company; Director,                     Executive Vice President and Chief Financial
Executive Vice President and Chief Financial Officer                          Officer of Community Bank (1998-present); Chief
of Community Bank; Director of Community Appraisals, Inc.                     Accounting Officer of Compass Bancshares, Inc.
                                                                              (1991-1998)

William H. Caughran, Jr. (43)
Assistant Secretary and Treasurer of Community                                Senior Vice President and General Counsel of
Bancshares, Inc: Senior Vice President and                                    Community Bank (1998-present); Associate Counsel
General Counsel of Community Bank; Director of                                of AmSouth Bank of Alabama (1992-1998)
1(st) Community Credit Corporation, Community
Appraisals, Inc.; Community Insurance Corp. and
Southern Select Insurance, Inc.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Shares of the common stock (the "Common Stock") of the Company were held by approximately 2,350 shareholders of record as of March 15, 2000. There is no established trading market for the Common Stock, which has been purchased and sold infrequently in private transactions. Therefore, no reliable information is available as to trades of the Common Stock, or as to the prices at which such Common Stock has traded. Management has reviewed the limited information available to the Company as to the ranges at which shares of the Common Stock has been sold. The following data regarding the Common Stock is provided for information purposes only, and should not be viewed as indicative of the actual or market value of the Common Stock.

                                                                                             Estimated Price Range
                                                                                                   Per Share
                                                                                            -----------------------
                                                                                              High              Low
                                                                                            -------         -------

1999:
    FIRST QUARTER..................................................................         $ 24.00         $ 20.00
    SECOND QUARTER.................................................................           24.00           24.00
    THIRD QUARTER..................................................................           24.00           24.00
    FOURTH QUARTER.................................................................           24.00           24.00


1998:
    First Quarter..................................................................         $ 15.00         $ 15.00
    Second Quarter.................................................................           19.00           15.00
    Third Quarter..................................................................           19.00           19.00
    Fourth Quarter.................................................................           20.00           19.00

Annual dividends of $.60 per share and $.50 per share were declared by the Board of Directors on the Company's Common Stock and paid on January 8, 1999 and January 12, 1998, respectively. The payment of dividends on the Common Stock is subject to the prior payment of principal and interest on the Company's long-term debt, the retention of sufficient earnings and capital in the Company's operating subsidiaries and regulatory restrictions. See the Company's Consolidated Financial Statements and related notes included elsewhere in this Report.

During 1999, the following equity securities were issued by the Company without registration under the Securities Act of 1933 (the "Securities Act"):

In March 1999, the Company issued an aggregate of 8,923 shares of Common Stock to certain of Community Bank's city directors in payment of director fees, in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

In December 1999, the Company granted options to purchase an aggregate of 204,000 shares of Common Stock to the directors and certain senior officers of the Company and Community Bank. The exercise price for each of such options is equal to the market value of the Common Stock on the date of grant. The Company did not receive any payment in exchange for granting any of such options, which were granted in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years. All averages are daily averages.

                                                                         Year   Ended   December 31,
                                                      ------------------------------------------------------------------------
                                                        1999           1998            1997            1996            1995
                                                      --------        --------        --------        --------        --------
                                                                   (Dollars in Thousands Except Per Share Data)

Interest income ...............................       $ 52,194        $ 44,365        $ 37,791        $ 33,600        $ 26,304
Interest expense ..............................         25,522          22,693          19,541          17,426          13,751
Net interest income ...........................         26,672          21,672          18,250          16,174          12,553
Provision for loan losses .....................          4,459             885             773             834           1,088
Non-interest income ...........................          9,155           8,102           4,891           4,447           3,717
Non-interest expense ..........................         29,208          23,784          17,423          14,902          12,046
Net income ....................................          1,658           3,579           3,512           3,459           2,705

Per Share Data:
    Earnings per share - basic ................       $    .37        $    .90        $    .92        $    .93        $    .81
    Earnings per share - diluted ..............            .36             .88             .92             .93             .81
    Cash dividends ............................            .60             .50             .38             .25             .25
    Shareholders' equity (book value)
        at period end .........................           9.53           10.16            8.85            8.63            8.13

Balance Sheet:
    Loans, net of unearned income .............       $498,726        $433,853        $326,134        $322,762        $237,841
    Deposits ..................................        573,261         538,586         440,889         400,338         320,149
    FHLB borrowings ...........................         40,000             -0-             -0-             -0-             -0-
    Long-term debt ............................          6,637           7,569           7,398           8,281           7,920
    Average equity ............................         44,203          37,318          33,428          30,079          24,839
    Average assets ............................        632,713         538,470         473,381         421,839         328,244
    Total assets ..............................        674,898         603,244         491,839         454,710         362,824
Ratios:
    Return on average assets ..................           0.26%           0.67%           0.74%           0.82%           0.82%
    Return on average equity ..................           3.75%           9.59%          10.51%          11.50%          10.88%
    Dividend payout ratio .....................         162.16%          55.60%          40.50%          26.90%          30.90%
    Average equity to average assets ..........           6.99%           6.93%           7.06%           7.13%           7.57%
    Total risk-based capital ..................           9.37%          11.03%          11.86%          11.45%          14.10%
    Leverage ratio ............................           6.39%           7.79%           6.94%           9.20%           8.61%

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on the significant changes in the financial condition and results of operations of the Company and its subsidiaries during 1997, 1998 and 1999. This discussion and analysis is intended to supplement and highlight information contained in the Company's consolidated financial statements and the selected financial data presented elsewhere in this Report.

The discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, dividends, pending litigation, non-compliant and impaired loans originated in Community Bank's Ft. Payne, Alabama office, capital requirements, operating strategy, consumer base allowance for loan losses, non-performing assets, interest rate sensitivity, market risk, impact of inflation and impact of Year 2000 issues. We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, economic conditions, government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company's interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, competition from other financial services companies, Year 2000 compliance issues, the Company's ability to obtain reimbursement from its fidelity bond insurance carrier or other persons responsible for originating non-compliant and impaired loans in Community Bank's Ft. Payne, Alabama office and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

SUMMARY

The Company's principal market areas are located in north Alabama (Blount, Cullman, DeKalb, Etowah, Lauderdale, Limestone, Madison, Marshall and Morgan Counties), northwest Alabama (Marion and Winston Counties), west-central Alabama (Marengo and Perry Counties) and in south-central Tennessee (Giles County). All of the Company's banking and finance company offices are located in relatively rural areas, placing an emphasis on personal service.

Management believes that the economies of the areas served by the Company are healthy and expanding, but not at a pace that threatens the areas' stability. With the exception of Blount, Marengo, Marion, Perry and Winston counties in Alabama, the markets in which the Company operates share one common characteristic: they are separate and distinct economies, but each is close enough to Huntsville, Alabama, to share in the economic and employment benefits of that city.

The Huntsville Metropolitan Statistic Area (the "MSA") had a 1996 per capita income of $22,595, 13.8% over the 1996 state per capita income of $19,864. Huntsville is located in Madison County, which has the highest median income of the Alabama counties at $41,855, as reported by the U.S. Census Bureau in 1995. Unemployment for the Huntsville MSA was 2.9% in 1998 as compared to 4.2% for Alabama during that period. The Huntsville MSA possesses a diverse economic base with employers that include the military and aerospace industries, manufacturers of durable goods, machinery, transportation, as well as retailers and service industries. Agriculture, in the form of soybeans, hay, corn, cotton, tobacco, dairy and poultry farming, also makes up a significant portion of the MSA's economy.

Similarly, Blount County is close enough to Birmingham, Alabama, to share in the economic and employment benefits of that city. The Birmingham MSA had a 1998 unemployment rate of 2.8% and 1996 per capita income of $24,227, compared to the United States per capita income of $24,169 for that period, and 22.0% above the Alabama per capita income of $19,864 for that period. The Birmingham area still retains some of the steel and related manufacturers that built the city, but the economy is now more diverse with the University of Alabama in Birmingham and the healthcare industry providing many jobs.

Marion and Winston counties lie in northwest Alabama, near the Mississippi border. In both counties the manufacturing sector provides more jobs and higher sales or receipts, than the wholesale, retail, and service sectors, according to the U.S. Census Bureau's 1992 Economic Census. Manufactured housing and furniture production are two prominent industries in these counties. Marion County reported a median household income of $25,960 and an unemployment rate of 6.9%. Winston County reported a median household income of $24,947 and an unemployment rate of 5.6%.

Marengo and Perry counties are located in west-central Alabama. According to the U.S. Census Bureau's 1992 Economic Census, manufacturing provides more jobs in these counties than the wholesale, retail, and service sectors. In addition, catfish farming and the timber industry are important components in the economy of these counties. Median household income for Marengo County was $23,722 and the unemployment rate was 7.3%. Perry County reported a median household income of $17,324 and an unemployment rate of 8.4%.

The average of the median household incomes in the counties served by the Company is 6% above the Alabama median income of $27,357. Based on 1998 estimates, the average population for the counties served by the Company and its subsidiaries exceeds 70,000 persons per county. The current economic prospects in the Company's markets are good, and the Company attempts to assist those prospects by returning the deposits of its customers to the communities from which they come in the form of loans.

The Company's net income of $1,658,000 for 1999 represented a 53.7% decline from 1998's net income of $3,579,000, which was 1.9% more than the net income of $3,512,000 for 1997. When stated as changes in basic earnings per share, 1999 basic earnings per share of $.92 represented a 58.9% decrease from 1998 basic earnings per share of $.90, which represented a 2.2% decrease from 1997 basic earnings per share of $.92. The decrease in earnings per share for 1999 resulted primarily from additional provisions to the Company's allowance for loan losses in connection with impaired loans originated in Community Bank's Ft. Payne, Alabama office and a significant increase in non-interest expenses associated with the Company's 1999 annual meeting of shareholders. In addition, the average number of shares outstanding increased 10.9% during 1999, compared to 1998, due to the issuance of an additional 500,000 shares of Common Stock in the Company's public offering during the fourth quarter of 1998. Other factors that have impacted the Company's basic earnings per share during 1999 and 1998 include increases in non-interest expenses associated with expansion of Community Bank's office network, new finance company facilities and additional insurance offices.

Management continues to emphasize quality loans and investments with good yields, while keeping expenses in line. The losses sustained by Community Bank in its new branches were anticipated and projected prior to the openings of these facilities. The growth of these new locations is expected by management to become a significant factor in the Company's future earnings.

In 1993, 1995 and 1998, the Company raised capital through the sale of shares of its Common Stock. All three offerings were closed upon being fully subscribed. The Company sold to the public, in the fourth quarter of 1998, 500,000 newly issued shares of Common Stock at a price of $19.00 per share raising approximately $9,467,000 after reduction for offering expenses. This additional capital and internally generated retained earnings have allowed the Company to remain in a strong capital position to support current, as well as anticipated future, growth and expansion.

The Company plans to issue approximately $10,000,000 of fixed rate capital securities. Although there can be no assurances, management believes the closing of this transaction will take place by the end of the first quarter of the year 2000.

EARNING ASSETS

The Company's average earning assets in 1999 increased 17.2% over that for 1998, primarily as a result of increases in the loan portfolio, and accounted for approximately 88.7% of the Company's average total assets for 1999. This is compared to an increase during 1998 of 13.3% in average earning assets, which represented 89.0% of the Company's average total assets for 1998.

During 1999, the Company's mix of average earning assets continued to shift to the loan portfolio as average loans, net of unearned income, increased 22.5% in 1999 and represented 82.5% of the total average earning assets for 1999, up from 78.9% for 1998 and 76.8% for 1997. Investment securities averaged 16.9%, 18.5% and 19.4% during 1999, 1998 and 1997, respectively. The other earning assets category accounted for less than 4.0% of total earning assets for all three periods. The increased volume in earning assets contributed to the higher net interest income reported by the Company during these three periods.

Total loans, net of unearned income, outstanding at year-end 1999 increased 15.0% compared to year-end 1998, with no concentration of the increase in any one specific loan category. Commercial, financial and agricultural loans increased 32.1% in 1999 over year-end 1998, while consumer loans increased 11.7% from year-end 1998 to year-end 1999. Real estate-mortgage loans, which made up 44.9% of the total loans, increased 9.1% at year-end 1999 when compared to year-end 1998. Real estate-construction loans increased

5.2% at year-end 1999 when compared to year-end 1998, but had little effect due to representing only 1.3% of total loans outstanding at year-end 1999.

The Company's current strategy is to avoid the national market in loans to finance leveraged buy-outs, intending not to participate in nationally syndicated leveraged buy-out loans. The Company's strategy also includes avoiding exposure to lesser developed country ("LDC") debt, and it currently has no LDC loans in its portfolio.



              [The remainder of this page intentionally left blank]

The following table shows the classification of loans by major category at December 31, 1999 and at the end of each of the preceding four years. The second table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year.

                                 LOAN PORTFOLIO

                                                                    December 31,
                       ------------------------------------------------------------------------------------------------------
                               1999                1998                 1997                1996                  1995
                       -------------------  -------------------  ------------------   ------------------   ------------------
                                   PERCENT              PERCENT              PERCENT             PERCENT              PERCENT
                       AMOUNT     OF TOTAL   AMOUNT    OF TOTAL   AMOUNT    OF TOTAL   AMOUNT   OF TOTAL   AMOUNT    OF TOTAL
                       --------   --------  --------   --------  --------   --------  --------  --------   -------   --------
                                                                (Dollars in Thousands)
Commercial,
  financial and
  agricultural .....   $124,245     24.9%   $ 94,057     21.6%   $ 64,136     19.6%   $ 65,634     20.2%  $ 44,686     18.6%
Real estate -
  construction .....      6,470      1.3       6,153      1.4       3,499      1.1       5,262      1.6      5,624      2.3
Real estate -
  mortgage .........    224,129     44.9     205,457     47.2     172,504     52.7     162,994     50.2    116,289     48.4
Consumer ...........    144,453     28.9     129,334     29.7      86,945     26.6      90,682     27.9     73,479     30.6
                       --------   ------    --------   ------    --------   ------    --------  -------   --------   ------
                        499,297    100.0%    435,001    100.0%    327,084    100.0%    324,572    100.0%   240,078    100.0%
                                  ======               ======               ======              =======              ======

Less: Unearned
  income ...........        571                1,148                  950                1,810               2,237
Allowance for
  loan losses ......      2,603                2,971                2,131                2,425               2,209
                       --------             --------             --------             --------            --------

Net loans ..........   $496,123             $430,882             $324,003             $320,337            $235,632
                       ========             ========             ========             ========            ========


              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                  December 31, 1999
                                  ----------------------------------------------------------------------------------------
                                                                                                Rate Structure For Loans
                                                          Maturity                               Maturing Over One Year
                                  -------------------------------------------------------     ----------------------------
                                                 Over One
                                                  Year
                                                 Through          Over                        Predetermined     Floating or
                                  Year or         Five            Five                          Interest        Adjustable
                                   Less           Years           Years          Total            Rate             Rate
                                                                     (in Thousands)
Commercial, financial
   and agricultural .....        $ 51,835        $ 30,805        $ 41,605        $124,245        $ 50,995        $ 21,415
Real estate -
   construction .........           5,030           1,440               0           6,470           1,087             353
                                 --------        --------        --------        --------        --------        --------

                                 $ 56,865        $ 32,245        $ 41,605        $130,715        $ 52,082        $ 21,768
                                 ========        ========        ========        ========        ========        ========

INVESTMENT PORTFOLIO

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. The Company's entire portfolio is classified as available for sale to appropriately reflect the nature of the Company's holdings that are available for sale should liquidity needs dictate. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 1999, gross investment securities sales were $11,628,000 and maturities were $10,778,000, representing 12.2% and 11.3%, respectively, of the average portfolio for the year. Net gains associated with the sales totaled $179,000 during 1999, accounting for 2.0% of noninterest income during 1999. At December 31, 1999, gross unrealized gains in the portfolio were $72,000 while gross unrealized losses amounted to $2,827,000.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company's mortgage-backed securities portfolio as of December 31, 1999 and 1998 contained no interest-only strips and the amount of unamortized premium on mortgage-backed securities at December 31, 1999 was $242,000. The recoverability of the Company's investment in mortgage-backed securities is reviewed periodically by management, and if necessary, appropriate adjustments would be made to income for impaired values.

The carrying amount of investment securities at the end of each of the last three years is set forth in the following table:

                              INVESTMENT PORTFOLIO

                                                                                      December 31,
                                                                    -----------------------------------------------
                                                                        1999              1998             1997
                                                                    ------------       -----------     ------------
                                                                                         (in Thousands)

   U. S. Treasury and U.S. Government agencies...................   $     55,870       $    49,145     $     51,153
   Mortgage-backed securities....................................         30,521            31,324           21,241
   State and municipal securities................................          8,356            15,187           12,698
   Equity securities.............................................          2,100             1,736              -0-
                                                                    ------------       -----------     ------------
      Total investment securities...............................    $     96,847       $    97,392     $     85,092
                                                                    ============       ===========     ============

Average investment securities increased 7.6% and 8.0% during 1999 and 1998, respectively. Average taxable securities accounted for 83.8% of the investment portfolio in 1999 and 84.7% in 1998 while average tax-exempt securities were 16.2% of the investment portfolio in 1999 and 15.3% in 1998. During 1999, the Company experienced actual growth in taxable investment securities and an actual decline in non-taxable investment securities. Period-end securities for 1999 declined 0.6% from the previous year-end.

The maturities and weighted average yields of the investments in the year-end 1999 portfolio of investment securities are presented below. Taxable equivalent adjustments (using a 34% tax rate) have been made in calculating yields on tax-exempt obligations. The average maturity of the investment portfolio at December 31, 1999 was 6.13 years with an average yield of 5.94%. Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

                     INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                                            December 31, 1999
                           ------------------------------------------------------------------------------------------------
                                                               Maturing
                           ------------------------------------------------------------------------------------------------
                                  Within               After One But          After Five But                After
                                 One Year            Within Five Years       Within Ten Years              Ten Years
                           -------------------      ------------------    -----------------------     ---------------------
                            Amount       Yield      Amount       Yield     Amount           Yield      Amount         Yield
                           -------       -----      -------      -----     ---- -           -----      ------          ----
                                                     (Dollars in Thousands)

Securities- All Available for Sale:
-----------------------------------

U. S. Treasury ....        $10,175        5.59%     $ 6,997       5.66%    $   -0-           0.00%     $  -0-         0.00%
U. S. Government
 agencies .........         12,059        5.72        7,747       5.65      23,123           5.44      26,290         6.31
State and municipal
  securities ......            361        6.98          798       7.26       2,013           8.11       5,184         7.81
Equity securities .            -0-        0.00          -0-       0.00         -0-           0.00       2,100         4.18
                           -------        ----      -------       ----     -------           ----     -------         ----
   Total ..........        $22,595        5.68      $15,542       5.73     $25,136           5.65     $33,574         6.41
                           =======        ====      =======       ====     =======           ====     =======         ====


There were no securities held by the Company whose aggregate value on December 31, 1999 exceeded 10.0% of the Company's consolidated shareholders' equity at that date. Average Federal Funds sold decreased 84.9% during 1999 , reflecting growth in loans and investment securities in excess of deposit growth. During 1998, average Federal Funds sold increased 15.7% from 1997 levels. As a percentage of average earning assets, these funds represented 0.3% for 1999 compared to 2.4% for 1998.

Interest-bearing deposits with other banks has accounted for less than 0.2% of the Company's average earning assets during 1999 . The average balance of interest-bearing deposits with other banks have reflected an increase of 33.5% during 1999 compared to a decline of 59.5% during 1998.

There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

DEPOSITS AND BORROWED FUNDS

Community Bank's primary source of funds is its deposits and dividends from Community Bank are the Company's primary source of funds. Continued enhancement of existing products and emphasis upon better customer service fuels the growth in the deposit base. Emphasis has been placed upon attracting consumer deposits. It is the Company's intent to expand its consumer base in order to continue to fund asset growth.

The portion of the Company's average liabilities represented by interest-bearing deposits increased in both 1999 and 1998 by 12.3% and 14.6%, respectively. Average interest-bearing demand deposits, average savings and average time deposits increased 11.4%, 15.9% and 12.0%, respectively, during 1999. Average noninterest-bearing demand deposits increased 15.1% and 8.4% during 1999 and 1998, respectively. Customer confidence and satisfaction is evidenced by the increase in total average deposits of 12.7% in 1999 and 13.8% in 1998. The two categories of lowest cost deposits comprised the following percentages of total average deposits during 1999 and 1998, respectively: average noninterest-bearing demand deposits - 12.7% and 12.4%; and average interest-bearing demand deposits
- 17.4% and 17.6%. During 1999, interest-bearing demand accounts increased $8,589,000, or 9.6%, while certificates of deposit of less than $100,000 increased $8,503,000, or 3.9%. Certificates of deposit of $100,000 or more increased $6,868,000, or 7.6%, during this same period. Of total time deposits at December 31, 1999, approximately 34.2% were large denomination certificates of deposit and other time deposits of $100,000 or more, up slightly from 33.3% at December 31, 1998. The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 1999 are summarized in the table below.

                        MATURITIES OF LARGE TIME DEPOSITS

                                                                                  December 31, 1999
                                                                  -------------------------------------------------
                                                                      Time             Other
                                                                  Certificates          Time
                                                                    of Deposit         Deposits          Total
                                                                  --------------    -------------    --------------
                                                                                       (in Thousands)

Three months or less..........................................    $       18,678    $      20,850    $       39,528
Over three through six months.................................            20,884              -0-            20,884
Over six through twelve months................................            30,815              -0-            30,815
Over twelve months............................................            26,941              -0-            26,941
                                                                  --------------    -------------    --------------

   Total......................................................    $       97,318    $      20,850    $      118,168
                                                                  ==============    =============    ==============

Borrowed funds consist primarily of short-term borrowings, borrowings from the Federal Home Loan Bank of Atlanta, Georgia (FHLB-Atlanta) and long-term debt. Short-term borrowings at year-end 1999 and 1998 consisted of the U. S. Treasury Tax and Loan Note Option account, Federal Funds purchased, overnight funds purchased from the FHLB-Atlanta (1998 only), and securities sold under agreements to repurchase. Community Bank had $11,000,000 at year-end 1999 and $10,000,000 at year-end 1998 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. At December 31, 1999 and 1998, Community Bank had no funds advanced against these lines.

In the fourth quarter of 1998, Community Bank became a member of the FHLB-Atlanta and was approved to borrow up to $65,000,000 under various short-term and long-term programs offered by the FHLB-Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in Community Bank's loan and investment portfolios. While Community Bank has drawn up to a maximum of $20,000,000 under the FHLB-Atlanta's "Overnight Borrowings" program since becoming a member of the FHLB-Atlanta, no funds were advanced against its line as of December 31, 1999 and 1998. On June 1, 1999, Community Bank borrowed $30,000,000 under the FHLB-Atlanta's "Convertible Advance Program." This advance had a final maturity of June 1, 2009 (120 months), with a call feature every three months during the life of the obligation, and carried a fixed rate of 4.62% per annum. These funds were used to replace $20,000,000 in FHLB-Atlanta overnight borrowings and to fund loan growth. This obligation was called on September 1, 1999 due to an increase in market interest rates. As a result of this call, Community Bank refinanced the original advance and borrowed an additional $10,000,000, to fund anticipated loan growth, under the same "Convertible Advance Program." This advance, totaling $40,000,000 at December 31, 1999, has a final maturity of September 1, 2009 (120 months), with a call feature every six months during the life of the obligation, and carries a fixed rate of 4.99% per annum. Principal is due at final maturity or on a call date, with interest payable each quarter. The first call date for this advance was March 1, 2000.

Long-term debt consisted of various commitments with scheduled maturities from 1 to 20 years. The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 1999. A more detailed explanation of long-term debt is included in the accompanying notes to the Company's Consolidated Financial Statements included elsewhere in this Report.

                                                                  MATURITIES OF LONG-TERM DEBT
                                                  --------------------------------------------------------------

                                                     2000        2001         2002         2003         2004
                                                  ----------  -----------  -----------  -----------  -----------
                                                                      (in Thousands)

Interest on indebtedness.......................   $      502  $       422  $       341  $       286  $       261
Repayment of principal.........................          942          961          982          293          318
                                                  ----------  -----------  -----------  -----------  -----------

                                                  $    1,444  $     1,383  $     1,323  $       579  $       579
                                                  ==========  ===========  ===========  ===========  ===========

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

The primary function of assets and liabilities management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment objectives of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both its customers' needs and its shareholders' objectives. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

Dividends paid by Community Bank are the primary source of funds available to the Company for debt repayment, payment of dividends to its shareholders and other needs. Certain restrictions exist regarding the ability of Community Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Alabama Banking Department is required to pay dividends in excess of Community Bank's earnings retained in the current year plus retained net profits for the preceding two years less any required transfers to surplus. At December 31, 1999, Community Bank could have declared dividends of approximately $4,258,000 without approval of regulatory authorities.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales, maturities, calls and paydowns of investment securities. Real estate-construction and commercial, financial and agricultural loans that mature in one year or less totaled approximately $56,865,000, or 11.4% of loans, net of unearned income, at December 31, 1999, and investment securities maturing in one year or less totaled $22,595,000, or 23.3% of the investment portfolio, at December 31, 1999. Other sources of liquidity include short-term investments such as Federal Funds sold and maturing interest-bearing deposits with other banks.

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

INTEREST RATE SENSITIVITY AND MARKET RISK

The Company's net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. Interest rate sensitivity is a function of the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities. Management monitors its interest rate risk exposure through the use of a static gap analysis and an interest rate shock analysis. The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. Community Bank was liability sensitive at year-end 1999, indicating that it has more liabilities than assets repricing during 2000. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at December 31, 1999 was: i) .27% at 30 days; ii) .36% at 90 days; iii) .37% at 180 days; and iv) .37% at 365 days.

The interest rate shock analysis measures the impact on the Company's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of the Company's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a +200 basis points shift and a -200 basis points shift in interest rates.

The following tables estimate the impact of shifts in interest rates on the Company's net interest income for the 12 months ending December 31, 2000:

                               RATE SHOCK ANALYSIS

                                                      -200                                     +200
                                                       Basis                                   Basis
                                                      Points               Level               Points
                                                    ---------------------------------------------------
                                                                  (Dollars in thousands)

Prime Rate .............................                6.50%                8.50%               10.50%

Interest Income ........................            $ 57,095             $ 59,084             $ 62,778
Interest Expense .......................              26,136               29,633               34,714
                                                    --------             --------             --------

   Net Interest Income .................            $ 30,959             $ 29,451             $ 28,064
                                                    ========             ========             ========

Dollar change from Level ...............            $  1,508                                  $ (1,387)
Percentage change from Level ...........                5.12%                                    (4.71)%



              [The remainder of this page intentionally left blank]

                              INTEREST SENSITIVITY


                                                                        Percentage Increase (Decrease)
                                                                         in Interest Income/Expense
                                      Principal Amount of               Given Immediate and Sustained
                                        Earning Assets,                       Interest Rate Shifts
                                       Interest-bearing                 ------------------------------
                                        Liabilities at                     Down 200         Up 200
                                      December 31, 1999                  Basis Points    Basis Points
                                   ----------------------               ------------------------------
                                   (Dollars in Thousands)

Assets which reprice in:
   One year or less ...............    $    182,131                         (2.43)%              9.12%
   Over one year ..................         416,897                         (3.71)               5.20
                                       ------------

                                       $    599,028                         (3.37)               6.25
                                       ============

Liabilities which reprice in:
   One year or less ...............    $    486,233                        (13.62)              14.22
   Over one year ..................          71,318                         (4.19)              29.39
                                       ------------

                                       $    557,551                        (11.80)              17.15
                                       ============

Total net interest income sensitivity..................................      5.12               (4.71)

While movement of interest rates cannot be predicted with any certainty, management expects interest rates to move slightly higher during 2000 and believes that the Company's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the 12 months ending December 31, 2000. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and shareholder confidence and provides a solid foundation for future growth of the organization.

In 1993, 1995 and 1998, the Company raised capital through the sale of shares of its Common Stock. All three offerings were closed upon being fully subscribed. The Company sold to the public, in the fourth quarter of 1998, 500,000 newly issued shares of Common Stock at a price of $19.00 per share raising approximately $9,467,000 after reduction for offering expenses.

The Company plans to issue approximately $10,000,000 of fixed rate capital securities. Although there can be no assurances, management believes the closing of this transaction will take place by the end of the first quarter of the year 2000.

The net proceeds from all offerings have been available for debt reduction, capital enhancement, growth and expansion of the Company and general corporate purposes.

Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity, amounted to approximately $39,976,000 at December 31, 1999 compared to $41,521,000 at December 31, 1998. Tier II capital components include supplemental capital components, such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-based capital, which was approximately $44,067,000 and $46,083,000 at year-end 1999 and 1998, respectively. The percentage ratios, as calculated under the guidelines, for Tier I and Total Risk-based capital, respectively, were 8.50% and 9.37% at December 31, 1999, compared to 9.94% and 11.03% at year-end 1998. While Tier I capital exceeded the regulatory well capitalized ratio of 6% at year-end 1999, the Company was considered adequately capitalized at December 31, 1999, as both Tier I and Total Risk-based capital exceeded the regulatory minimum ratios of 4% and 8%, respectively. Applying the current guidelines to 1998 and 1997 resulted in capital ratios exceeding both the regulatory minimum requirements and requirements to be considered a well capitalized bank.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The leverage ratio is defined as the ratio that the Company's shareholders' equity, minus goodwill, bears to total average assets minus goodwill. The Company's leverage ratios as of December 31, 1999, 1998 and 1997 exceeded the regulatory minimum requirement of 4%.





             [The remainder of this page intentionally left blank]

The following table illustrates the Company's regulatory capital ratios at December 31, 1999, 1998 and 1997:


                            CAPITAL ADEQUACY RATIOS

                                                                      December 31,
         `                                       ----------------------------------------------------
                                                     1999                1998                1997
                                                 ------------        ------------        ------------
                                                                (Dollars in thousands)

     Tier I Capital .........................    $     39,976        $     41,521        $     32,638
     Tier II Capital ........................           4,091               4,562               3,773
                                                 ------------        ------------        ------------

            Total Qualifying Capital ........    $     44,067        $     46,083        $     36,411
                                                 ============        ============        ============

     Risk-weighted Total Assets (including
       off-balance-sheet exposures) .........    $    470,305        $    417,945        $    306,947
                                                 ============        ============        ============

     Tier I Risk-based Capital Ratio ........            8.50%               9.94%              10.63%

     Total Risk-based Capital Ratio .........            9.37%              11.03%              11.86%

     Leverage Ratio .........................            6.39%               7.79%               6.94%

In addition to regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. The following table summarizes these and other key ratios for the Company for each of the last three years.

                          RETURN ON EQUITY AND ASSETS

                                                                    Years Ended December 31,
                                                       -----------------------------------------------
                                                        1999                1998                 1997
                                                       ------              ------               ------
Return on average assets ....................            0.26%               0.67%               0.74%
Return on average equity ....................            3.75                9.59               10.51
Dividend payout ratio .......................          162.16               55.56               40.50
Average equity to average assets ratio ......            6.99                6.93                7.06





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

Net interest income for 1999, on a fully taxable equivalent (FTE) basis, increased 22.6% from 1998, compared to an increase of 18.0% in 1998 over 1997. An increase in average earning assets and average interest-bearing liabilities in 1999 and 1998 accounted for the majority of the increase. The "Rate/Volume Variance Analysis" table in the section below provides the detail changes in interest income, interest expense and net interest income due to changes in average balances and rates.

The Company's FTE interest income increased 17.5% in 1999 and 17.1% in 1998. The increase in 1999 was due almost entirely to the 17.2% increase in average earning assets as the FTE yield on average earning assets rose only two basis points. The 1998 increase was due both to the 13.3% increase in average earning assets and the 30 basis point rise in the FTE yield on average earning assets. During 1999, the FTE interest income on loans increased 20.5% primarily due to the 22.5% increase in the average loan balances outstanding as the FTE yield on loans declined 16 basis points. The FTE interest income on loans increased 20.7% during 1998, due primarily to an increase in the average loan balances outstanding of 16.5% coupled with an increase in the FTE yield on loans of 36 basis points. Interest income on investment securities increased 8.2% from 1998 to 1999 and 2.3% from 1997 to 1998, due primarily to changes in the average investment security balances outstanding.

During 1999, total interest expense increased 12.5%. While the Company experienced a 17.7% increase in average interest-bearing liabilities outstanding during this period, the rate paid on the Company's interest-bearing liabilities declined by 23 basis points during 1999. The 16.1% increase in total interest expense in 1998 was due primarily to the effect of a 14.2% increase in average interest-bearing liabilities, coupled with the effect of a 9 basis point increase in the rate paid. Interest-bearing deposits are the major component of interest bearing liabilities, representing 93.2% in 1999, 97.7% in 1998 and 97.3% in 1997 of average total interest-bearing liabilities outstanding. While average interest-bearing deposits outstanding increased 12.3% and 14.6% during 1999 and 1998, respectively, the rate paid on these average balances reflected a decline of 22 basis points during 1999 compared to an increase of 11 basis points during 1998. The rise in interest expense on short-term borrowings and long-term debt was due primarily to an increase in average balances outstanding as opposed to changes in rates paid. A new component of interest expense resulted during 1999 when Community Bank borrowed funds under the FHLB-Atlanta's "Convertible Advance Program" (FHLB borrowings). The average FHLB borrowings outstanding during 1999 were approximately $20,932,000, which represented 4.1% of the Company's average total interest-bearing liabilities.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The Company's FTE net interest margin for 1999 was 4.86% compared to 4.64% and 4.46% for 1998 and 1997, respectively.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The FTE net interest spread for 1999 increased 25 points to 4.40% from the Company's 1998 spread of 4.15% as the FTE yield on earning assets increased and the cost of interest-bearing sources of funds decreased. The FTE net interest spread for 1997 was 3.94%. See the tables in this section below entitled "Consolidated Average Balances, Interest Income/Expenses and Yields/Rates" and "Rate/Volume Variance Analysis" for more information.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

                                            Years Ended December 31,
                                     ------------------------------------
                                     1999    1998    1997    1996    1995
                                     ----    ----    ----    ----    ----

Rate earned on earning assets .....  9.30%   9.26%   8.94%   8.85%   8.82%

Rate paid on borrowed funds .......  5.00    5.23    5.14    5.18    5.17

Interest rate spread ..............  4.30    4.03    3.80    3.67    3.66

Net yield on earning assets .......  4.75    4.52    4.32    4.26    4.21

During 1999, the banking industry experienced an increasing interest rate environment, as evidenced by increases in the prime interest rate, of 25 basis points each, in July, August and November. This is in contrast to a declining interest rate environment as evidenced by two drops, of 25 basis points each, in the prime rate during October 1998 and an additional drop of 25 basis points in the prime rate again in November 1998. The Company's net interest income increased 23.1% during 1999 and 17.2% in 1998. These increases were due primarily to the 17.2% and 13.3% increases in average earning assets outstanding during 1999 and 1998, respectively. The interest rate environment during 1997 was relatively flat.

Net interest income was $26,672,000, $21,672,000 and $18,250,000 for the 12
months ended December 31, 1999, 1998 and 1997, respectively. This represented changes of $5,000,000 from 1998 to 1999 and $3,422,000 from 1997 to 1998, as reported in the Company's Consolidated Statements of Income included elsewhere in this Report. The net interest margin, not modified for assumed tax equivalency, increased to 4.75% in 1999 from 4.52% in 1998 and the interest rate spread, not modified for assumed tax equivalency, increased to 4.30% for 1999 from 4.03% for 1998. The net interest margin and interest rate spread, not modified for assumed tax equivalency, were 4.32% and 3.80%, respectively, for 1997.



             [The remainder of this page intentionally left blank]

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES Taxable Equivalent Basis (Dollars in Thousands)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                                         1999
                                                      -----------------------------------------
                                                        AVERAGE       INCOME/           YIELD/
                                                        BALANCE       EXPENSE           RATE
                                                      -----------------------------------------

ASSETS
  Earning assets:
   Loans, net of unearned income (1) .............    $  463,298     $   46,549        10.05%
   Investment securities:
    Taxable ......................................        79,733          4,782         6.00
    Tax-exempt ...................................        15,412          1,305         8.47
                                                      ----------     ----------
     Total investment securities .................        95,145          6,087         6.40
    Interest bearing deposits in other banks .....         1,343             74         5.51
    Federal funds sold ...........................         1,740             88         5.06
                                                      ----------     ----------
  Total interest-earning assets (2) ..............       561,526         52,798         9.40

  Noninterest-earning assets:
   Cash and due from banks ....................           22,332
   Premises and equipment .....................           32,527
   Accrued interest and other assets ..........           19,087
   Allowance for loan losses ..................           (2,759)
                                                      ----------

    Total assets ..............................       $  632,713
                                                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing liabilities:
   Demand deposits ...............................    $   94,763          4,131         4.36
   Savings deposits ..............................        53,730          1,886         3.51
   Time deposits .................................       327,481         17,577         5.37
                                                      ----------     ----------
                                                         475,974         23,594         4.96
   Other short-term borrowings ...................         6,714            333         4.96
   FHLB borrowings ...............................        20,932          1,037         4.95
   Long-term debt ................................         7,100            558         7.86
                                                      ----------     ----------
    Total interest-bearing liabilities ...........       510,720         25,522         5.00
                                                                     ----------
  Noninterest-bearing liabilities:
   Demand deposits ............................           69,248
   Accrued interest and other liabilities .....            8,542
   Shareholders' equity .......................           44,203
                                                      ----------

    Total liabilities and shareholders' equity        $  632,713
                                                      ==========

Net interest income/net interest spread ..........                   $   27,276         4.40%
                                                                     ==========

Net yield on earning assets ......................                                      4.86%
Taxable equivalent adjustment:
  Loans ..........................................                   $      159
  Investment securities ..........................                          444
                                                                     ----------
   Total taxable equivalent adjustment ...........                          603
                                                                     ----------

Net interest income ..............................                   $   26,673
                                                                     ==========

---------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34%, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

                           Years Ended December 31,
-------------------------------------------------------------------------------
                 1998                                       1997
-------------------------------------       -----------------------------------
  Average        Income/      Yield/         Average        Income/       Yield/
  Balance        Expense       Rate          Balance        Expense       Rate
-------------------------------------       -----------------------------------

$  378,189     $   38,616     10.21%        $  324,745     $   31,999     9.85%

    74,952          4,488      5.99             69,432          4,410     6.35
    13,488          1,139      8.44             12,475          1,080     8.66
----------     ----------                   ----------     ----------
    88,440          5,627      6.36             81,907          5,490     6.70
     1,006             91      9.05              2,483            113     4.55
    11,558            611      5.29             13,704            796     5.81
----------     ----------                   ----------     ----------
   479,193         44,945      9.38            422,839         38,398     9.08


    21,609                                      19,732
    26,986                                      20,126
    13,642                                      13,156
    (2,960)                                     (2,472)
----------                                  ----------

$  538,470                                  $  473,381
==========                                  ==========


$   85,044          3,286      3.86         $   66,265          2,722     4.11
    46,374          1,651      3.56             50,393          1,784     3.54
   292,357         17,026      5.82            253,095         14,258     5.63
----------     ----------                   ----------     ----------
   423,775         21,963      5.18            369,753         18,764     5.07
     3,258            164      5.03              2,524            146     5.78
         0              0                                           0     0
     6,878            566      8.23              7,833            631     8.06
----------     ----------                   ----------     ----------
   433,911         22,693      5.23            380,110         19,541     5.14
----------     ----------                   ----------     ----------

    60,147                                      55,466
     7,094                                       4,377
    37,318                                      33,428
----------                                  ----------

$  538,470                                  $  473,381
==========                                  ==========

               $   22,252      4.15%                       $   18,857     3.94%
               ==========                                  ==========

                               4.64%                                      4.46%

               $      193                                  $      240
                      387                                         367
               ----------                                  ----------
                      580                                         607

               $   21,672                                  $   18,250
               ==========                                  ==========

RATE/VOLUME VARIANCE ANALYSIS
TAXABLE EQUIVALENT BASIS

                                                              Average Volume                      Change in Volume
                                                 ----------------------------------------     -------------------------
                                                    1999           1998           1997        1999-1998      1998-1997
                                                 ----------     ----------     ----------     ----------     ----------
                                                                         (Dollars in Thousands)

EARNING ASSETS:
Loans, net of unearned income ...............    $  463,298     $  378,189     $  324,745     $   85,109     $   53,444


Investment securities:
   Taxable ..................................        79,733         74,952         69,432          4,781          5,520
   Tax exempt ...............................        15,412         13,488         12,475          1,924          1,013
                                                 ----------     ----------     ----------     ----------     ----------

     Total investment securities ............        95,145         88,440         81,907          6,705          6,533
Interest-bearing deposits with other banks ..         1,343          1,006          2,483            337         (1,477)
Federal funds sold ..........................         1,740         11,558         13,704         (9,818)        (2,146)
                                                 ----------     ----------     ----------     ----------     ----------

      Total earning assets ..................    $  561,526     $  479,193     $  422,839     $   82,333     $   56,354
                                                 ==========     ==========     ==========     ==========     ==========

INTEREST-BEARING LIABILITIES:
Deposits:
   Demand ...................................    $   94,763     $   85,044     $   66,265     $    9,719     $   18,779
   Savings ..................................        53,730         46,374         50,393          7,356         (4,019)
   Time .....................................       327,481        292,357        253,095         35,124         39,262
                                                 ----------     ----------     ----------     ----------     ----------
      Total interest-bearing deposits .......       475,974        423,775        369,753         52,199         54,022

Other short-term borrowings .................         6,714          3,258          2,524          3,456            734
FHLB borrowings .............................        20,932              0              0         20,932              0
Long-term borrowings ........................         7,100          6,878          7,833            222           (955)
                                                 ----------     ----------     ----------     ----------     ----------

      Total interest-bearing liabilities ....    $  510,720     $  433,911     $  380,110     $   76,809     $   53,801
                                                 ==========     ==========     ==========     ==========     ==========

Net interest income/net interest spread................................................................................

Net yield on earning assets............................................................................................

Net cost of funds......................................................................................................





(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

          Average Rate                Interest Income/Expense
------------------------------  ------------------------------------
  1999       1998       1997       1999         1998         1997
--------   --------   --------  ----------   ----------   ----------
                                  (Dollars in Thousands)

 10.05%     10.21%      9.85%   $   46,549   $   38,616   $   31,999

  6.00       5.99       6.35         4,782        4,488        4,410
  8.47       8.44       8.66         1,305        1,139        1,080
                                ----------   ----------   ----------
  6.40       6.36       6.70         6,087        5,627        5,490
  5.51       9.05       4.55            74           91          113
  5.06       5.29       5.81            88          611          796
                                ----------   ----------   ----------

  9.40       9.38       9.08        52,798       44,945       38,398


  4.36       3.86       4.11         4,131        3,286        2,722
  3.51       3.56       3.54         1,886        1,651        1,784
  5.37       5.82       5.63        17,577       17,026       14,258
                                ----------   ----------   ----------
  4.96       5.18       5.07        23,594       21,963       18,764

  4.96       5.03       5.78           333          164          146
  4.95       0.00       0.00         1,037            0            0
  7.86       8.23       8.06           558          566          631
                                ----------   ----------   ----------

  5.00       5.23       5.14        25,522       22,693       19,541
------     ------     ------    ----------   ----------   ----------

  4.40%      4.15%      3.94%   $   27,276   $   22,252   $   18,857
======     ======     ======    ==========   ==========   ==========

  4.86%      4.64%      4.46%

  4.54%      4.74%      4.62%

                                    Variance Attributed to (1)
                       ------------------------------------------------
      Variance                 1999                       1998
---------------------  ----------------------   -----------------------
1999-1998   1998-1997   VOLUME       RATE         Volume        Rate
---------   ---------  ---------  -----------   ----------  -----------
        (Dollars in Thousands)

  $7,933      $6,617     $8,548   $     (615)   $    5,415  $    1,202
     294          78        287            7           337        (259)
     166          59        162            4            87         (28)
  ------      ------     ------   ----------    ----------  ----------
     460         137        449           11           424        (287)
     (17)        (22)        25          (42)          (92)         70
    (523)       (185)      (498)         (25)         (118)        (67)
  ------      ------     ------   ----------    ----------  ----------
   7,853       6,547      8,524         (671)        5,629         918
     845         564        396          449           737        (173)
     235        (133)       258          (23)         (143)         10
     551       2,768      1,936       (1,385)        2,273         495
  ------      ------     ------   ----------    ----------  ----------
   1,631       3,199      2,590         (959)        2,867         332
     169          18        171           (2)           39         (21)
   1,037           0      1,037            0             0           0
      (8)        (65)        18          (26)          (78)         13
  ------      ------     ------   ----------    ----------  ----------
   1,792       3,152      2,779         (987)        2,828         324
  ------      ------     ------   ----------    ----------  ----------
  $6,061      $3,395     $5,745   $      316    $    2,801  $      594
  ======      ======     ======   ==========    ==========  ==========

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 1999, unpaid balances on certain loans originated through Community Bank's Ft. Payne, Alabama office and identified as not being in compliance with Community Bank's lending policy totaled approximately $2,631,000. Management has determined that these unpaid balances are impaired and has therefore, made an appropriate charge to the allowance for loan losses. Concurrently, a one-time charge, in the same amount, was made to the provision for loan losses in order to return the allowance for loan losses to its balance prior to the charge for the impaired loans. Management currently believes that Community Bank has a valid claim and the right to receive reimbursement from its fidelity bond insurance carrier or through litigation against persons involved in originating the impaired loans. Any future reimbursements will be considered recoveries and the resulting effect will be an increase to the Company's allowance for loan losses.

The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $4,459,000, $885,000 and $773,000 in 1999, 1998 and 1997, respectively. This represents increases of $3,574,000, or 403.8%, in 1999 and $112,000, or 14.5%, in 1998,
compared to a decline of $61,000, or 7.4%, in 1997. Excluding the effect of the impaired loans in the Ft. Payne office, the provision for loan losses would have increased $942,000, or 106.4%, during 1999. This increase in the provision during 1999 is due primarily to an increase in the monthly provision for Community Bank, based on anticipated loan growth, and an increase in the provision for 1st Community Credit Corporation due to an increase in consumer loan charge-offs. There was a $368,000, or 12.4%, decline in the allowance for loan losses at December 31, 1999 as compared to December 31, 1998, in contrast to an increase of $840,000, or 39.4%, in the allowance for loan losses at year-end 1998 over year-end 1997 and a decrease of $294,000, or 12.1%, at year-end 1997 as compared to year-end 1996. The decline in the allowance for loan losses at December 31, 1999 was due primarily to an increase in net charge-offs in consumer loans. The increase in the allowance for loan losses during 1998 was due primarily to reserves acquired through acquisitions, coupled with an increase in net charge-offs of consumer loans. During 1999, net loan charge-offs increased $3,500,000, or 264.0%, compared to an increase in net loan charge-offs of $249,000, or 23.1%, in 1998 and a decrease of $70,000, or 6.1%, in 1997. Excluding the effect of the isolated occurrence of the impaired loans in the Ft. Payne office, net loan charge-offs for 1999 would have increased $869,000, or 65.5%. Net charge-offs of consumer loans represented 96.9% of total net charge-offs for 1999, compared to 82.7% for 1998 and 63.7% in 1997. Management believes that the $2,603,000 in the allowance for loan losses at December 31, 1999 (.52% of total net outstanding loans at that date) is adequate to absorb known risks in the portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.



             [The remainder of this page intentionally left blank]

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 1999.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                              1999           1998           1997           1996           1995
                                                           ----------     ----------     ----------     ----------     ----------
                                                                                 (Dollars  in Thousands)

Allowance for loan losses at beginning of year ........    $    2,971     $    2,131     $    2,425     $    2,209     $    1,548
Loans charged off:
  Commercial, financial and agricultural ..............           282            190             80            392            110
  Real Estate - mortgage ..............................            92             50            325            158            -0-
  Consumer ............................................         4,814          1,223            783            680            399
                                                           ----------     ----------     ----------     ----------     ----------
    Total loans charged off ...........................         5,188          1,463          1,188          1,230            509
                                                           ----------     ----------     ----------     ----------     ----------
Recoveries on loans previously charged off:
  Commercial, financial and agricultural ..............           220             11              5             10             22
  Real Estate - mortgage ................................           4            -0-              9              1              1
  Consumer ..............................................         138            126             97             72             59
                                                           ----------     ----------     ----------     ----------     ----------
    Total recoveries ......................................       362            137            111             83             82
                                                           ----------     ----------     ----------     ----------     ----------

Net loans charged off .................................         4,826          1,326          1,077          1,147            427

Reserves acquired through acquisitions ................           -0-          1,281             10            529            -0-

Provision for loan losses .............................         4,458            885            773            834          1,088
                                                           ----------     ----------     ----------     ----------     ----------

Allowance for loan losses at end of period ............    $    2,603     $    2,971     $    2,131     $    2,425     $    2,209
                                                           ==========     ==========     ==========     ==========     ==========

Loans, net of unearned income, at end of period .......    $  498,726     $  433,853     $  326,134     $  322,762     $  237,841
                                                           ==========     ==========     ==========     ==========     ==========

Average loans, net of unearned income,
  outstanding for the period ..........................    $  463,298     $  378,189     $  324,745     $  276,878     $  223,222
                                                           ==========     ==========     ==========     ==========     ==========




                                                                1999           1998           1997           1996           1995
                                                             ----------     ----------     ----------     ----------     ----------
                                                                                     (Dollars in Thousands)

Ratios:
   Allowance at end of period to loans, net of
    unearned income ...................................           .52%           .68%           .65%           .75%           .93%
  Allowance at end of period to average loans,
    net of unearned income ............................           .56            .79            .66            .88            .99
  Net charge-offs to average loans, net of
    unearned income ...................................          1.04            .35            .33            .41            .19
  Net charge-offs to allowance at end of period .......        185.40          44.63          50.54          47.30          19.33
  Recoveries to prior year charge-offs ................         24.74          11.53           9.02          16.31          20.00

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

In evaluating the allowance, management also considers the historical loan loss experience of Community Bank, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. Community Bank allocates its allowance for loan losses to specific loan categories based on an average of net losses for each loan type during the previous five years.

Management allocated the allowance for loan losses to specific loan classes as follows:

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                             December 31,
                         -------------------------------------------------------
                               1999               1998               1997
                         ----------------   ----------------   -----------------
                                 PERCENT            Percent            Percent
                         AMOUNT  OF TOTAL   Amount  of Total   Amount  of Total
                         ------  --------   ------  --------   ------  --------
                                         (Dollars in Thousands)
Domestic loans
 Commercial,
 financial and
   and agricultural      $  234        9%   $  526        18%  $  149        7%
  Real estate -
   mortgage .......         182        7       357        12      618       29
  Consumer ........       2,187       84     2,088        70    1,364       64
                         ------   ------    ------    ------   ------   ------

                         $2,603      100%   $2,971       100%  $2,131      100%
                         ======   ======    ======    ======   ======   ======

                                     December 31,
                         ------------------------------------
                               1996               1995
                         ----------------   -----------------
                                 Percent             Percent
                         Amount  of Total   Amount   of Total
                         ------  --------   ------   --------
                               (Dollars in Thousands)
Domestic loans
 Commercial,
 financial and
   and agricultural      $  800        33%  $  442       20%
  Real estate -
   mortgage .......         340        14       --       --
  Consumer ........       1,285        53    1,767       80
                         ------    ------   ------   ------

                         $2,425       100%  $2,209      100%
                         ======    ======   ======   ======





             [The remainder of this page intentionally left blank]

NONPERFORMING ASSETS

Nonperforming assets as of December 31, 1999 increased 2.6% from year-end 1998, compared to increases of 71.9 and 49.2% for 1998 and 1997, respectively. Nonperforming loans include loans classified as nonaccrual or renegotiated and those past due 90 days or more for which interest is still being accrued. During 1999, the Company experienced a shift in the components of nonperforming loans as nonaccrual loans increased 69.3% and loans past due 90 days or more for which interest is still being accrued declined 44.1%. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 1999. The following table summarizes the Company's nonperforming assets for each of the last five years.

                              NONPERFORMING ASSETS

                                                                             December 31,
                                                     --------------------------------------------------------------

                                                        1999         1998         1997         1996          1995
                                                     ---------    ---------     --------     --------     ---------
                                                                         (Dollars in Thousands)
Nonaccruing loans.................................   $   2,709    $   1,600     $  1,093     $    565     $     491
Loans past due 90 days or more....................       1,332        2,384          975          470           317
Restructured loans................................         -0-          -0-          -0-          -0-           -0-
                                                     ---------    ---------     --------     --------     ---------
Total nonperforming loans.........................       4,041        3,984        2,068        1,035           808
Other real estate.................................         766          699          656          791           417
                                                     ---------    ---------     --------     --------     ---------

  Total nonperforming assets......................   $   4,807    $   4,683     $  2,724     $  1,826     $   1,255
                                                     =========    =========     ========     ========     =========

Ratios:
 Loan loss allowance to
  total nonperforming assets......................      0.540%       0.630%       0.780%       1.330%        1.800%
 Total nonperforming loans to total
  loans (net of unearned income)..................      0.008%       0.009%       0.006%       0.003%        0.003%
 Total nonperforming assets
  to total assets.................................      0.007%       0.008%       0.006%       0.004%        0.003%

The ratio of loan loss allowance to total nonperforming assets decreased 14.3%, to 0.54%, during 1999, compared to declines of 19.2%, to 0.63%, during 1998, and 41.4%, to 0.78%, during 1997. The ratio of total nonperforming loans to total loans, net of unearned income, decreased 11.1% during 1999, to .008% at December 31, 1999, compared to 0.009% and 0.006% at year-end 1998 and 1997, respectively. Total nonperforming assets to total assets declined 12.5% during 1999 to 0.007% at year-end 1999, compared to 0.008% at year-end 1998 and 0.006% at year-end 1997. Each of these ratios compare favorably with industry averages, and management is aware of no factors which should suggest that they are prone to increases in future periods.

At December 31, 1999 and 1998, the Company's recorded investment in loans considered to be impaired was approximately $345,000 and $42,000, respectively, of which all were on nonaccrual status. The related valuation allowance for impaired loans, included as a component of the allowance for loan losses, was

$52,000 at December 31, 1999 and $6,000 at December 31, 1998. There was no related amount of interest income recognized on impaired loans during 1999 and 1998.

The difference between the gross interest income that would have been recorded in each period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in each period's net income was $115,098 for the year ended December 31, 1999 and $58,829 for the year ended December 31, 1998, while the amount for the year ended December 31, 1997 was immaterial.

There were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans.

It is the general policy of Community Bank to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than ninety days delinquent. When a loan is placed on a nonaccrual basis any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

NONINTEREST INCOME

Noninterest income for 1999 totaled $9,155,000, compared to $8,102,000 in 1998 and $4,891,000 in 1997. These amounts are primarily from service charges on deposit accounts, insurance commissions, bank club dues (a deposit account packaged with other financial services) and debt cancellation fees. Service charge increases are primarily a reflection of the deposit growth of the Company as it has expanded into new markets. Insurance commissions increased in 1998, and remained relatively flat during 1999, as a result of the activities of Community Insurance Corp. unit in the areas of property, casualty and life insurance. Service charges and bank club dues increased during 1999 and 1998, primarily due to the continued geographic expansion of Community Bank, leading to increases in the transaction accounts which generate these types of fees. The Company also recognized gains on the sale of investment securities in connection with its asset/liability management during 1999, and the restructuring of its investment portfolio in October 1998.

                               NONINTEREST INCOME

                                                       Years Ended December 31,                  Percent Change
                                               --------------------------------------      -------------------------
                                                  1999          1998          1997          1999/1998     1998/1997
                                               ----------    ----------   -----------      -----------   -----------
                                                                (Dollars in Thousands)
  Service charges on deposits...............   $    3,627    $    3,055   $     2,512          18.7%         21.6%
  Insurance commissions.....................        2,243         2,269           796          (1.1)        185.1
  Investment securities gains (losses)......          179           466            (3)        (61.6)      15633.3
  Bank club dues............................          706           631           562          11.9          12.3
  Debt cancellation fees....................          622           688           275          (9.6)        150.2
  Other.....................................        1,778           993           749          79.1          32.6
                                               ----------    ----------   -----------

                                               $    9,155    $    8,102   $     4,891          13.0          65.7
                                               ==========    ==========   ===========

In previous filings, the Company reported that it had recognized an "other asset" equal to amount of the impaired loan balances originated in Community Bank's Ft. Payne, Alabama office and the related income statement impact was included as a component of non-interest income. Based on the subsequent discussions with the Company's bank regulatory authorities in February of 2000, management reevaluated its position on this issue and decided to reverse the receivable and its related income effective for fiscal year 1999. (See Note 13 in the "Notes To Consolidated Financial Statements")

NONINTEREST EXPENSES

Noninterest expenses totaled $29,208,000 in 1999, $23,784,000 in 1998 and $17,423,000 in 1997. These levels represent increases of 22.8%, 36.5% and 16.9% for the years-ended December 31, 1999, 1998 and 1997, respectively. The primary component of noninterest expenses is salaries and employee benefits, which increased $2,821,000, or 19.9%, during the 12 months ended December 31, 1999 to $17,010,000, compared to $14,189,000 for the year-ended December 31, 1998. The increase in salaries and employee benefits during 1999 resulted from staffing for new bank and finance locations as well as merit increases. Director and committee fees, which were $711,000 in 1998 and $638,000 in 1997, decreased $110,000, or 15.5%, in 1999 to $601,000. This decline in director and committee fees during 1999 reflects the Company's new policy where only outside directors are paid for their participation on the boards of directors and various committees of the Company and its subsidiaries. Employee directors no longer receive board or committee fees. Occupancy expense increased 25.7% in 1999 to $2,655,000, compared to $2,113,000 in 1998, while furniture and equipment expenses increased 14.4% in 1999 to $1,767,000, as compared to $1,544,000 in 1998. These increases reflect the higher costs associated with the Company's expansion activities during 1999 and 1998. Other operating expenses increased $1,949,000, or 37.3%, to $7,174,000 during 1999, compared to a 41.6% increase during 1998 to $5,226,000. The increase in other operating expenses during 1999 resulted primarily from increases in telephone and supply costs associated with expansion activities, and accounting fees, legal fees, and public relations, printing and advertising cost associated with the Company's 1999 annual shareholders' meeting.

                              NONINTEREST EXPENSES

                                                       Years Ended December 31,                 Percent Change
                                               --------------------------------------    --------------------------
                                                  1999          1998          1997        1999/1998      1998/1997
                                               ----------    ----------   -----------    ------------   -----------
                                                                      (Dollars in Thousands)
  Salaries and employee benefits............   $   17,010    $   14,189   $    10,403          19.9%         36.4%
  Occupancy expense.........................        2,655         2,113         1,478          25.7          43.0
  Furniture and equipment expense...........        1,767         1,544         1,214          14.4          27.2
  Director and committee fees...............          601           711           638         (15.5)         11.4
  Amortization of intangibles...............          493           440           328          12.0          34.1
  Insurance.................................          171           130           283          31.5         (54.1)
  Legal Fees................................          894           116            90         670.7          28.9
  Professional fees.........................          166           360           273         (53.9)         31.9
  Supplies..................................          623           471           537          32.3         (12.3)
  Postage...................................          380           364           280           4.4          30.0
  Telephone.................................          769           554           357          38.8          55.2
  Other.....................................        3,679         2,792         1,542          31.8          81.1
                                               ----------    ----------   -----------

                                               $   29,208    $   23,784   $    17,423          22.8          36.5
                                               ==========    ==========   ===========

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. This planning resulted in a provision for income taxes of $502,000 (23.3%) for 1999, on pretax income of $2,161,000. The tax for 1998 was $1,526,000 (29.9%) on
income of $5,106,000 and for 1997 was $1,451,000 (29.3%) on income of
$4,945,000. These tax amounts and rates are lower than the statutory Federal tax rate of 34% primarily due to investments in loans and securities earning interest income that is exempt from Federal taxation. As proportionately fewer available funds are invested in tax-exempt assets, the effective tax rate will more closely approximate the statutory Federal tax rate. In 1999, the effective tax rate was 68.5% of the statutory Federal tax rate, compared to 87.9% in 1998 and 86.2% in 1997. A more detailed explanation of income tax expense is included in the accompanying notes to the Company's Consolidated Financial Statements included elsewhere in this Report.

IMPACT OF INFLATION AND CHANGING PRICES

A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed above, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Various information shown elsewhere in this Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the composition of the loan and security portfolios and the data on the interest sensitivity of loans and deposits should be considered.

YEAR 2000 UPDATE

As described in its Annual Report on Form 10-K for the year ended December 31, 1998 and in its quarterly reports on Form 10-Q filed during 1999, the Company developed plans to address its potential exposure related to the impact of the Year 2000 ("Y2K") on the Company's information technology and other systems. The Company did not experience any unusual liquidity pressure due to an increase in customer withdrawals prior to year-end 1999. On December 31, 1999, the Company successfully processed all core applications without any disruption in its operations. During normal year-end processing, all core applications were processed and balanced through January 3, 2000, the first banking day of Year 2000. On January 1, 2000, all automated teller machines and Fed-line operations, as well as the Company's infrastructure, including all internal security systems, utilities and communication systems, were confirmed to be operational. As a result of the Company's comprehensive Y2K readiness, there was no disruption in operations during the year-end date change period. The Company has experienced no material adverse impact as a result of Y2K noncompliance by any of the depositors, credit customers and other third parties with which it transacts business. However, there remain some associated risks with certain critical dates in the Year 2000. These dates include March 31, (the first quarter-end in the year 2000,) December 31, (the first year-end in the year
2000) and January 1, 2001 (the first new year after the year 2000.) Management will continue to monitor the Company's Y2K readiness in connection with these Year 2000 dates. Management currently believes that the Company will not experience any disruption in operations or material adverse impact on the Company's financial condition and results of operations in conjunction with these Year 2000 dates.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. Interest rate sensitivity is a function of the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities. Management monitors its interest rate risk exposure through the use of a static gap analysis and an interest rate shock analysis. The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. Community Bank was liability sensitive at year-end 1999, indicating that it had more liabilities than assets repricing during the year 2000. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at December 31, 1999 was: i) .27% at 30 days; ii) .36% at 90 days;
iii) .37% at 180 days; and iv) .37% at 365 days.

The interest rate shock analysis measures the impact on the Company's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of the Company's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a +200 basis points shift and a -200 basis points shift in interest rates.

The following tables estimate the impact of shifts in interest rates on the Company's net interest income for the 12 months ending December 31, 2000:

                               RATE SHOCK ANALYSIS

                                                  -200                                 +200
                                                 Basis                                Basis
                                                 Points           Level               Points
                                            -------------------------------------------------
                                                          (Dollars in thousands)

Prime Rate..............................              6.50%            8.50%            10.50 %

Interest Income.........................    $       57,095   $       59,084    $       62,778
Interest Expense........................            26,136           29,633            34,714
                                            --------------   --------------    --------------

   Net Interest Income..................    $       30,959   $       29,451    $       28,064
                                            ==============   ==============    ==============

Dollar change from Level................    $        1,508                     $       (1,387)
Percentage change from Level............              5.12%                             (4.71)%

                                                         INTEREST SENSITIVITY

                                                                            Percentage Increase (Decrease)
                                           Principal Amount of              in Interest Income/Expense
                                            Earning Assets,                 Given Immediate and Sustained
                                            Interest-bearing                     Interest Rate Shifts
                                            Liabilities at                  --------------------------------
                                           December 31, 1999
                                         -----------------------              Down 200            Up 200
                                         (Dollars in Thousands)             Basis Points       Basis Points
                                                                            --------------------------------
Assets which reprice in:
   One year or less..............        $               182,131                (2.43)%            9.12%
   Over one year.................                        416,897                (3.71)             5.20
                                         -----------------------

                                         $               599,028                (3.37)             6.25
                                         =======================

Liabilities which reprice in:
   One year or less..............        $               486,233               (13.62)            14.22
   Over one year.................                         71,318                (4.19)            29.39
                                         -----------------------

                                         $               557,551               (11.80)            17.15
                                         =======================

Total net interest income sensitivity...................................         5.12             (4.71)

While movement of interest rates cannot be predicted with any certainty, management expects interest rates to move slightly higher during 2000 and believes that the Company's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the 12 months ending December 31, 2000. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.








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



COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Financial Statements                                                                   Page(s)
                                                                                       -------
Independent Auditor's Report...........................................................     42

Consolidated Statements of Financial Condition as of December 31, 1999 and 1998........     43

Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997.....................................................     44

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1999, 1998 and 1997.....................................................     45

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997.....................................................  46-47

Notes to Consolidated Financial Statements -
  December 31, 1999, 1998 and 1997.....................................................  48-87

Quarterly Results (Unaudited)..........................................................     88

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Community Bancshares, Inc.

We have audited the consolidated statements of financial condition of Community Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


Birmingham, Alabama
March 10, 2000

                                   /S/ DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                             December 31,
                                                                                  ---------------------------------
                                                                                       1999                1998
                                                                                  ---------------    --------------
ASSETS
  Cash..........................................................................  $    11,698,392   $     6,204,531
Due from banks..................................................................       15,099,119        19,348,639
  Interest-bearing deposits with banks..........................................          700,000           950,000
  Securities available for sale.................................................       96,847,273        97,391,609
  Loans.........................................................................      499,297,647       435,000,601
  Less: Unearned income.........................................................          571,295         1,147,965
        Allowance for loan losses...............................................        2,603,128         2,970,597
                                                                                  ---------------    --------------
                  NET LOANS.....................................................      496,123,224       430,882,039
  Premises and equipment, net...................................................       35,683,614        29,545,798
  Accrued interest..............................................................        6,537,114         5,991,588
  Intangibles, net..............................................................        7,156,449         6,355,833
  Other real estate.............................................................          766,005           699,014
  Other assets..................................................................        4,287,061         5,874,546
                                                                                  ---------------    --------------
                  TOTAL ASSETS..................................................  $   674,898,251    $  603,243,597
                                                                                  ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing........................................................  $    64,840,153    $   62,562,296
     Interest-bearing...........................................................      508,420,641       476,023,225
                                                                                  ---------------    --------------
                  TOTAL DEPOSITS................................................      573,260,794       538,585,521
  Other short-term borrowings...................................................        2,493,842         2,191,841
  Accrued interest..............................................................        3,743,606         3,580,934
  FHLB borrowing  ..............................................................       40,000,000               -0-
  Long-term debt................................................................        6,637,162         7,568,716
  Other liabilities.............................................................        4,287,471         4,083,184
                                                                                    -------------    --------------
                  TOTAL LIABILITIES.............................................      630,422,875       556,010,196

  Shareholders' equity
     Preferred stock, par value $.01 per share, 200,000 shares
         authorized, no shares issued...........................................              -0-               -0-
     Common stock, par value $.10 per share, 20,000,000
         shares authorized, 4,665,514 and 4,647,924 shares
         issued, as of December 31, 1999 and 1998, respectively.................          466,551           464,792
     Capital surplus............................................................       29,411,513        29,100,383
     Retained earnings..........................................................       19,038,875        20,169,519
     Unearned ESOP shares - 221,321 and 241,350 shares
         as of December 31, 1999 and 1998, respectively.........................       (2,788,442)       (2,944,232)
     Accumulated other comprehensive (loss) income..............................       (1,653,121)          442,939
                                                                                  ---------------    --------------

                  TOTAL SHAREHOLDERS' EQUITY....................................       44,475,376        47,233,401
                                                                                  ---------------    --------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................  $   674,898,251    $  603,243,597
                                                                                  ===============    ==============



                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                Years Ended December 31,
                                                                  -------------------------------------------------
                                                                       1999             1998              1997
                                                                  --------------    -------------    --------------
INTEREST INCOME
  Interest and fees on loans..................................... $   46,390,060    $  38,422,899    $   31,759,123
  Interest on investment securities:
    Taxable securities...........................................      4,781,553        4,488,336         4,410,193
    Securities exempt from federal income taxes..................        860,689          752,013           712,565
  Interest on federal funds sold.................................         87,702          611,030           795,620
  Interest on deposits in other banks............................         74,250           90,641           113,523
                                                                  --------------    -------------    --------------
                  TOTAL INTEREST INCOME..........................     52,194,254       44,364,919        37,791,024
                                                                  --------------    -------------    --------------
INTEREST EXPENSE
  Interest on deposits...........................................     23,593,922       21,963,493        18,764,865
  Interest on other short-term borrowings........................        332,551          163,673           145,991
  FHLB borrowings ...............................................      1,036,704              -0-               -0-
  Interest on long-term debt.....................................        558,484          565,887           630,553
                                                                  --------------    -------------    --------------
                  TOTAL INTEREST EXPENSE.........................     25,521,661       22,693,053        19,541,409
                                                                  --------------    -------------    --------------

NET INTEREST INCOME..............................................     26,672,593       21,671,866        18,249,615
Provision for loan losses........................................      4,458,636          884,682           772,579
                                                                  --------------    -------------    --------------

                  NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES..............     22,213,957       20,787,184        17,477,036

NONINTEREST INCOME
  Service charges on deposits....................................      3,626,448        3,055,298         2,511,501
  Insurance commissions..........................................      2,243,358        2,268,680           795,805
  Bank club dues.................................................        706,080          630,427           562,552
  Debt cancellation fees.........................................        622,048          688,859           274,989
  Other operating income.........................................      1,777,641          993,152           748,723
  Investment securities gains (losses)...........................        179,303          465,982            (2,590)
                                                                  --------------    -------------    --------------
                  TOTAL NONINTEREST INCOME.......................      9,154,878        8,102,398         4,890,980
                                                                  --------------    -------------    --------------

NONINTEREST EXPENSES
  Salaries and employee benefits.................................     17,010,366       14,189,168        10,402,726
  Occupancy expense..............................................      2,654,567        2,113,400         1,477,721
  Furniture and equipment expense................................      1,767,388        1,543,634         1,213,978
  Director and committee fees....................................        601,312          711,358           638,120
  Other operating expenses.......................................      7,174,614        5,226,325         3,690,116
                                                                  --------------    -------------    --------------
                  TOTAL NONINTEREST EXPENSES.....................     29,208,247       23,783,885        17,422,661
                                                                  --------------    -------------    --------------

Income before income taxes.......................................      2,160,588        5,105,697         4,945,355
Provision for income taxes.......................................        502,478        1,526,204         1,451,419
                                                                  --------------    -------------    --------------
                  NET INCOME BEFORE MINORITY INTEREST............      1,658,110        3,579,493         3,493,936
Minority interest in consolidated subsidiary.....................            -0-              -0-            18,342
                                                                  --------------    -------------    --------------

                  NET INCOME..................................... $    1,658,110    $   3,579,493    $    3,512,278
                                                                  ==============    =============    ==============

EARNINGS PER COMMON SHARE - basic................................ $          .37    $         .90    $          .92
EARNINGS PER COMMON SHARE - diluted.............................. $          .36    $         .88    $          .92


                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


                                                                                                         Accumulated
                                                                                          Unearned          Other
                                          Common         Capital          Retained          ESOP        Comprehensive
                                           Stock         Surplus          Earnings         Shares           Income
                                       -----------     ------------     ------------     -----------     -----------
Balance at December 31, 1996 ......    $   200,000     $ 17,819,722     $ 16,812,517     $(2,119,891)    $  (153,562)

Net Income - 1997 .................                                        3,512,278

Other comprehensive income, net:
Net Change in Unrealized Gains
(Losses) on Securities ............                                                                          583,255

Comprehensive Income ..............

Cash dividends: Common ............                                       (1,500,000)

Issuance of Common Stock ..........          3,161          704,579

Release of ESOP shares ............                                                          116,989
                                       -----------     ------------     ------------     -----------     -----------

Balance at December 31, 1997 ......        203,161       18,524,301       18,824,795      (2,002,902)        429,693


Net Income - 1998 .................                                        3,579,493

Other comprehensive income, net:
Net Change in Unrealized Gains
(Losses) on Securities ............                                                                           13,246

Comprehensive Income ..............

Cash dividends: Common ............                                       (2,031,608)

2:1 Stock Split ...................        203,161                          (203,161)

Issuance of Common Stock ..........         58,470       10,576,082

Release of ESOP shares ............                                                          135,628

Pledging of additional ESOP
 shares ...........................                                                       (1,076,958)
                                       -----------     ------------     ------------     -----------     -----------
Balance at December 31, 1998 ......        464,792       29,100,383       20,169,519      (2,944,232)        442,939


NET INCOME - 1999 .................                                        1,658,110

OTHER COMPREHENSIVE INCOME, NET:
NET CHANGE IN UNREALIZED GAINS
(LOSSES) ON SECURITIES ............                                                                       (2,096,060)


COMPREHENSIVE INCOME ..............


CASH DIVIDENDS: COMMON ............                                       (2,788,754)

ISSUANCE OF COMMON STOCK ..........          1,759          311,130

RELEASE OF ESOP SHARES ............                                                          155,790
                                       -----------     ------------     ------------     -----------     -----------

BALANCE AT DECEMBER 31, 1999 ......    $   466,551     $ 29,411,513     $ 19,038,875     $(2,788,442)    $(1,653,121)
                                       ===========     ============     ============     ===========     ===========



                                                          Comprehensive
                                               Total          Income
                                           -----------    -------------
Balance at December 31, 1996 ......        $32,558,786

Net Income - 1997 .................          3,512,278     $ 3,512,278

Other comprehensive income, net:
Net Change in Unrealized Gains
(Losses) on Securities ............            583,255         583,255
                                                           -----------
Comprehensive Income ..............                        $ 4,095,533
                                                           ===========
Cash dividends: Common ............         (1,500,000)

Issuance of Common Stock ..........            707,740

Release of ESOP shares ............            116,989
                                           -----------

Balance at December 31, 1997 ......         35,979,048


Net Income - 1998 .................          3,579,493     $ 3,579,493

Other comprehensive income, net:
Net Change in Unrealized Gains
(Losses) on Securities ............             13,246          13,246
                                                           -----------
Comprehensive Income ..............                        $ 3,592,739
                                                           ===========
Cash dividends: Common ............         (2,031,608)

2:1 Stock Split ...................                -0-

Issuance of Common Stock ..........         10,634,552

Release of ESOP shares ............            135,628

Pledging of additional ESOP
 shares ...........................        (1,076,958)
                                           -----------
Balance at December 31, 1998 ......         47,233,401


NET INCOME - 1999 .................          1,658,110     $ 1,658,110

OTHER COMPREHENSIVE INCOME, NET:
NET CHANGE IN UNREALIZED GAINS
(LOSSES) ON SECURITIES ............         (2,096,060)     (2,096,060)
                                                           -----------

COMPREHENSIVE INCOME ..............                        $  (437,950)
                                                           ===========

CASH DIVIDENDS: COMMON ............         (2,788,754)

ISSUANCE OF COMMON STOCK ..........            312,889

RELEASE OF ESOP SHARES ............            155,790
                                           -----------

BALANCE AT DECEMBER 31, 1999 ......        $44,475,376
                                           ===========

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



                                                                               Years Ended December 31,
                                                                  -------------------------------------------------
                                                                       1999             1998              1997
                                                                  --------------    -------------    --------------
OPERATING ACTIVITIES:
  Net income..................................................... $    1,658,110    $   3,579,493    $    3,512,278
  Adjustments to reconcile net income to net
        cash provided by operating activities:
    Provision for loan losses....................................      4,458,636          884,682           772,579
    Provision for depreciation and amortization..................      2,296,843        1,990,250         1,577,243
    Amortization of investment security
       premiums and accretion of discounts.......................        162,032          166,455            82,839
     Deferred tax expense........................................        225,413          308,759           386,061
     Realized investment security (gains) losses.................       (179,303)        (465,982)            2,590
     Loss (gain) on sale of premises and equipment...............          4,396           26,599           (64,787)
     Increase in accrued interest receivable.....................       (545,526)        (901,823)         (242,457)
     Increase in accrued interest payable........................        162,672          668,648           369,461
     Other.......................................................      1,460,171       (3,520,039)         (439,836)
                                                                  --------------    -------------    --------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES...............      9,703,444        2,737,042         5,955,971
                                                                  --------------    -------------    --------------

INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale...........     11,627,522       24,045,040         5,007,863
  Proceeds from maturity of securities available for sale........     10,778,482       21,785,801         6,636,625
  Purchase of securities available for sale......................    (25,337,831)     (57,808,777)       (8,938,589)
  Net decrease (increase) in interest-bearing
    deposits with other banks....................................        250,000        1,564,558          (740,780)
  Cash used in acquisition of insurance operations...............       (750,000)      (5,321,041)              -0-
  Loans purchased................................................     (2,312,592)             -0-               -0-
  Net increase in loans to customers.............................    (67,674,628)     (99,903,246)       (5,349,333)
  Proceeds from sale of premises and equipment...................         72,680           87,630           250,596
  Capital expenditures...........................................     (7,254,322)      (8,452,082)       (6,420,709)
  Net proceeds from sale of other real estate....................        415,941        1,119,355           240,000
                                                                  --------------    -------------    --------------
NET CASH USED IN INVESTING ACTIVITIES............................    (80,184,748)    (122,882,762)      (9,314,327)
                                                                  --------------    -------------    --------------
FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts.........................................     16,952,243       30,636,345         8,114,624
  Net increase in certificates of deposit........................     17,723,030       61,416,395        31,022,542
  Net increase (decrease) in short-term borrowings...............        302,001         (438,546)       (5,275,058)
  Increase in borrowings from FHLB...............................     40,000,000              -0-               -0-
  Repayment of long-term debt....................................       (775,764)        (770,226)         (766,848)
  Issuance of common stock.......................................        312,889       10,634,552           402,897
  Cash dividends.................................................     (2,788,754)      (2,031,608)       (1,500,000)
                                                                  --------------    -------------    --------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES...............     71,725,645       99,446,912        31,998,157
                                                                  --------------    --------------   --------------

Net increase (decrease) in cash and cash equivalents.............      1,244,341      (20,698,808)       28,639,801

Cash and cash equivalents at beginning of year...................     25,553,170       46,251,978        17,612,177
                                                                  --------------    -------------    --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................... $   26,797,511    $  25,553,170    $   46,251,978
                                                                  ==============    =============    ==============


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


                                                                             Years Ended December 31,
                                                                  -------------------------------------------------
                                                                       1999             1998              1997
                                                                  --------------    -------------    --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest..................................................... $   25,684,333    $  22,024,405    $   19,171,945
    Income taxes.................................................      1,121,889          843,623         1,933,488

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

Other real estate of $840,902, $792,518 and $808,150 was acquired in 1999, 1998 and 1997, respectively, through foreclosure. Other assets acquired by foreclosure amounted to $3,969,795 in 1999, $277,675 in 1998 and $471,027 in
1997.

Upon the pledging of additional shares to obtain additional ESOP debt of $1,076,958 on December 1, 1998 and $1,260,007 on May 17, 1996, long-term debt was increased and equity was decreased. The debt was reduced and shares were released by $155,790, $135,628 and $116,989, respectively, during each of the years ended December 31, 1999, 1998, and 1997 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

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

                        DECEMBER 31, 1999, 1998 AND 1997


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

The Company and its subsidiaries have no trading securities. At December 31, 1999 and 1998, all of the Company's investments in securities were classified as securities available for sale.

Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity (Accumulated Other Comprehensive Income) until realized.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Revenue Recognition: Interest on loans is accrued and credited to operations based upon the principal amount outstanding, except for interest on certain consumer loans which is recognized over the term of the loan using a method which approximates level yields.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Generally, all nonaccrual loans not meeting the definition of smaller balance homogeneous loans are considered impaired. Smaller balance homogeneous loans include, but are not limited to, residential mortgages and consumer installment loans. For those loans classified as impaired, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor shall measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Company's policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy.

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

Loan Fees: The Company accounts for loan fees and origination costs in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Direct Costs of Leases. The basic requirement of this statement calls for the Company to treat loan fees, net of direct costs, as an adjustment to the yield of the related loan over the term of the loan.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

value based on appraised value at the date acquired. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses.

Earnings Per Common Share: Basic earnings per common share are computed by dividing earnings available to stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by Statement of Financial Accounting Standards No. 128, Earnings per Share. The following reconciles the weighted average number of shares outstanding:

                                                                         1999            1998              1997
                                                                    -------------    ------------    --------------

Weighted average of common shares outstanding.................          4,429,303       3,994,798         3,807,232
Effect of dilutive options....................................            165,769          57,461            22,999
                                                                    -------------    ------------    --------------

Weighted average of common shares
 outstanding effected for dilution............................          4,595,072       4,052,259         3,830,231
                                                                    =============    ============    ==============

Income Taxes: Provisions for income taxes are based on amounts reported in the statement of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company and its subsidiaries file a consolidated federal income tax return. Each subsidiary provides for income taxes on a separate-return basis, and remits to the Company amounts determined to be currently payable.

Pension and Employee Stock Ownership Plans: The Company and its subsidiaries have various employee benefit plans which cover substantially all employees. Pension expense is determined based on an actuarial valuation. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Contributions to the Employee Stock Ownership Plan ("ESOP") are determined by the Board of Directors but may not be less than the amount required to cover the debt service on the ESOP loan. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. This Statement standardizes the disclosure requirement for pensions and other post-retirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures previously required. The adoption of this statement had no material impact on the financial condition or results of operations of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Intangibles: Intangibles consist primarily of legal organizational costs and goodwill. Organizational costs are generally amortized over 5 years using the straight-line method. The goodwill intangible represents premiums paid on the purchase of assets and deposit liabilities. The asset is stated at cost, net of accumulated amortization, which is provided using the straight-line method over the estimated useful life of approximately 15 and 20 years.

Off Balance Sheet Financial Instruments: In the ordinary course of business the Company has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines of up to $11,000,000. In addition, the Company has an available overnight funds line of up to $65,000,000 from the Federal Home Loan Bank of Atlanta (FHLB-Atlanta).

Debt Cancellation Contracts: The Company began issuing debt cancellation contracts on certain loans to customers as of October 1, 1995. The contract represents an agreement by the Company to cancel the debt of the borrower upon said borrower's death. Contracts may not be written on loans in excess of $25,000 per borrower. The Company charges fees equivalent to that authorized by the state banking authorities and establishes a reserve account, from fees collected, to cover potential claims. The reserve for debt cancellation contracts totaled $151,866 and $137,803 at December 31, 1999 and 1998, respectively.

Cash Flow Information: For purposes of the statements of cash flows, the Company considers cash, due from banks and federal funds sold as cash and cash equivalents.

Stock Based Compensation: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS No. 123, became effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related Interpretations or selecting the fair value method of expense recognition as described in SFAS No. 123. The Company has elected to follow APB No. 25 in accounting for its employee stock options.

Repurchase Agreements: In June 1996, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, relating to repurchase agreements, securities lending and other similar transactions, and pledged collateral. This statement established new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral. Subsequently, Statement of Financial Accounting Standards No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125 was issued and deferred implementation of certain aspects of the original statement until January 1, 1998. The adoption of these provisions did not have a material impact on the Company's financial position or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Earnings Per Share: The Company also adopted SFAS No. 128, Earnings Per Share, during 1997. See Note 1 - Earnings per Share, and Note 11 - Prior Period Restatement.

Reclassification: Certain amounts in 1998 and 1997 have been reclassified to conform with the 1999 presentation.

Recently Issued Accounting Standards: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes reporting and presentation standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances arising from nonowner sources. The adoption of this statement, on January 1, 1998, had no material impact on the Company's financial condition or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. All of the Company's subsidiaries offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

In February 1998, the FASB issued Statement of Financial Accounting Standards No 132, Employer's Disclosures about Pension and Other Postretirement Benefits. This statement standardizes the disclosure requirement for pensions and other Postretirement benefits to the extent practicable, and requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain other disclosures previously required. The adoption of this statement had no material impact on the financial condition or results of operations of the Company.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve. The amount of those reserves required at December 31, 1999 was approximately $1,049,000.

During 1998 the Bank implemented a system, which under Regulation D and recent Federal Reserve Rulings, allows the Bank to segregate its transaction accounts into a transaction sub-account component and a non-transaction sub-account component. The transaction sub-account component remains subject to the higher

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS - CONTINUED

10% reserve requirement while the non-transaction sub-account component is subject to a 3% reserve requirement. This process allows the Bank to maintain lower reserves required by the Federal Reserve System.

NOTE 3 - INVESTMENT SECURITIES

At December 31, 1999 and 1998, the Company's investment securities are categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity, (Accumulated Other Comprehensive Income) until realized.

At December 31, 1999, the Company's available-for-sale securities reflected net unrealized losses of $2,755,202, which resulted in a decrease in shareholders' equity of $1,653,121, net of deferred tax expense, compared to net unrealized gains of $738,232 and a resultant increase in stockholders' equity of $442,939, net of deferred tax liability, at December 31, 1998.










             [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 3 - INVESTMENT SECURITIES - CONTINUED

The carrying amounts of investment securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at December 31, 1999 and 1998 are presented below.

                                                                          GROSS            GROSS         ESTIMATED
                                                       AMORTIZED        UNREALIZED       UNREALIZED         FAIR
                                                         COST             GAINS            LOSSES           VALUE
                                                          ----            -----            ------           -----

AS OF DECEMBER 31, 1999:

SECURITIES AVAILABLE FOR SALE:

U. S. GOVERNMENT AND AGENCY SECURITIES.............  $  57,109,784     $     8,303    $   1,248,220    $ 55,869,867

STATE AND MUNICIPAL SECURITIES.....................      8,696,808          53,277          393,563       8,356,522

MORTGAGE-BACKED SECURITIES.........................     31,695,883          10,380        1,185,379      30,520,884

EQUITY SECURITIES..................................      2,100,000             -0-             -0-        2,100,000
                                                     -------------     -----------    -------------    ------------

                                                     $  99,602,475     $    71,960    $   2,827,162    $ 96,847,273
                                                     =============     ===========    =============    ============


As of December 31, 1998:

Securities available for sale:

U. S. government and agency securities ............  $ 48,877,741      $    484,437   $    217,017     $ 49,145,161

State and municipal securities ....................    14,640,733           545,949            -0-       15,186,682

Mortgage-backed securities ........................    31,399,003            54,712        129,849       31,323,866

Equity securities .................................     1,735,900                              -0-              -0-
                                                                       ------------   ------------     ------------
                                                                                                          1,735,900

                                                     $ 96,653,377      $  1,085,098   $    346,866     $ 97,391,609
                                                     ============      ============   ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 3 - INVESTMENT SECURITIES - CONTINUED

The contractual maturities of securities available for sale at December 31, 1999 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                       Estimated
                                                                                        Amortized         Fair
                                                                                           Cost           Value
                                                                                     --------------  --------------
AS OF DECEMBER 31, 1999:

DUE IN ONE YEAR OR LESS....................................................          $   22,637,209  $   22,594,678
DUE AFTER ONE YEAR THROUGH FIVE YEARS......................................              15,832,019      15,541,904
DUE AFTER FIVE YEARS THROUGH TEN YEARS.....................................              26,176,322      25,136,204
DUE AFTER TEN YEARS........................................................              32,856,925      31,474,487
EQUITY SECURITIES..........................................................               2,100,000       2,100,000
                                                                                     --------------  --------------

                                                                                     $   99,602,475  $   96,847,273
                                                                                     ==============  ==============


Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses on investments in debt securities available for sale for each of the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                         1999            1998              1997
                                                                    -------------    ------------    --------------



  Gross realized gains........................................      $     186,853    $    472,904    $       48,454
  Gross realized losses.......................................              7,550           6,922            51,044


The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $82,331,000 and $80,163,283 at December 31, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 4 - LOANS

The Bank grants loans to customers primarily in North and West-Central Alabama and South Tennessee.

The major classifications of loans as of December 31, 1999 and 1998 were as follows:


                                                                                         1999             1998
                                                                                      -------------   -------------

Commercial, financial and agricultural..........................................      $ 124,244,731   $  94,056,615
Real estate - construction......................................................          6,469,943       6,152,759
Real estate - mortgage..........................................................        224,129,260     205,457,289
Consumer .......................................................................        144,453,713     129,333,938
                                                                                      -------------   -------------
                                                                                        499,297,647     435,000,601
Unearned income.................................................................            571,295       1,147,965
Allowance for loan losses.......................................................          2,603,128       2,970,597
                                                                                      -------------   -------------

Net loans.......................................................................      $ 496,123,224   $ 430,882,039
                                                                                      =============   =============

At December 31, 1999 and 1998, the Company's recorded investment in loans considered to be impaired was approximately $345,288 and $41,671, respectively, of which all were on nonaccrual status. The related valuation allowance for impaired loans was $51,793 at December 31, 1999 and $6,251 at December 31, 1998. There was no related amount of interest income recognized on impaired loans during 1999 and 1998.

Other nonaccrual loans at December 31, 1999 and 1998 amounted to approximately $2,363,755 and $1,557,768, respectively. The difference between gross interest income that would have been recorded in each period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in each period's net income was $115,098 for the year ended December 31, 1999 and $58,829 for the year ended December 31, 1998, while this amount for the year ended December 31, 1997 was immaterial.

The Bank has no commitments to loan additional funds to the borrowers of nonaccrual loans.






             [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the years ended December 31, 1999, 1998 and 1997, were as follows:

                                                                         1999            1998            1997
                                                                    -------------    ------------    --------------

Balance at beginning of year......................................  $   2,970,597    $  2,131,354    $    2,424,847

Charge-offs.......................................................     (5,188,037)     (1,463,450)       (1,187,263)
Recoveries........................................................        361,932         137,264           112,417
                                                                    -------------    ------------    --------------
  Net charge-offs.................................................     (4,826,105)     (1,326,186)       (1,074,846)

Provision for loan losses.........................................      4,458,636         884,682           772,579

Reserves acquired through acquisitions............................            -0-       1,280,747             8,774
                                                                    -------------    ------------    --------------

Balance at end of year............................................  $   2,603,128    $  2,970,597    $     2,131,354
                                                                    =============    ============    ===============

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 1999 and 1998 is as follows:

                                                                                        1999              1998
                                                                                    -------------     -------------

Land............................................................................    $   3,497,061     $   3,911,361
Buildings, land improvements and construction in process........................       26,711,593        19,904,561
Furniture and equipment.........................................................       11,328,601        10,123,164
Automobiles.....................................................................        1,896,663         1,925,544
Leasehold improvements..........................................................        1,073,148           927,894
                                                                                    -------------     -------------
                                                                                       44,507,066        36,792,524
Less allowance for depreciation.................................................        8,823,452         7,246,726
                                                                                    -------------     -------------

                                                                                    $  35,683,614     $  29,545,798
                                                                                    =============     =============

The provisions for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 1999, 1998 and 1997 were $1,798,679, $1,549,920 and $1,249,420, respectively. The Bank capitalized $241,167 and $123,099 in interest costs related to building construction in 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 7 - DEPOSITS

The major classifications of deposits as of December 31, 1999 and 1998, were as follows:

                                                                                        1999              1998
                                                                                    -------------    --------------

Noninterest-bearing demand......................................................    $  64,840,153    $   62,562,296
Interest-bearing demand.........................................................       98,397,437        89,808,368
Savings.........................................................................       64,845,420        58,722,767
Time............................................................................      227,009,814       218,507,099
Certificates of deposit of $100,000 or more.....................................       97,317,970        90,449,991
Other time deposits.............................................................       20,850,000        18,535,000
                                                                                    -------------    --------------

                                                                                    $ 573,260,794    $  538,585,521
                                                                                    =============    ==============

The maturities of time deposits following December 31, 1999, are as follows:



                2000...............................................$   246,004,604
                2001................................................    34,618,984
                2002................................................    25,327,333
                2003................................................    13,324,568
                2004................................................     4,832,816
                Thereafter..........................................    21,069,479
                                                                    --------------
                                                                    $  345,177,784
                                                                    ==============



NOTE 8 - FHLB BORROWINGS AND LONG TERM DEBT

At December 31, 1999 and 1998, the Company had notes payable totaling $46,637,162 and $7,568,716, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At December 31, 1999 and 1998, the amounts outstanding were $2,134,505 and $2,846,631, respectively, due December 17, 2002, bearing interest at a floating prime rate, collateralized by 100% of the common stock of the Bank. The note agreement contains provisions which limit the Company's right to transfer or issue shares of the Bank's stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 8 - FHLB BORROWINGS AND LONG TERM DEBT - CONTINUED

On November 3, 1993, the Trustees of the Company's ESOP executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. The promissory note had been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This debt, in the original amount of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with all remaining principal, if any, due upon that date. The initial principal and interest payment on this debt was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At December 31, 1999, the monthly payment was $32,195. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,788,442 at December 31, 1999, secured by 221,321 of unreleased shares of Company stock. See Note 16.

On October 4, 1994, the Company entered into a twenty year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,714,215 and $1,777,853 at December 31, 1999 and 1998, respectively.

On June 1, 1999, Community Bank, the Company's bank subsidiary, borrowed $30,000,000 under the Federal Home Loan Bank of Atlanta's "Convertible Advance Program." This advance had a final maturity of June 1, 2009 (120 months), with a call feature every three months during the life of the obligation, and carried a fixed interest rate of 4.62% per annum. This obligation was called on September 1, 1999 due to an increase in market interest rates. As a result of this call, Community Bank refinanced the original advance and borrowed an additional $10,000,000 under the same "Convertible Advance Program." This advance, totaling $40,000,000 at December 31, 1999, has a final maturity of September 1, 2009 (120 months), with a call feature every six months during the life of the obligation, and carries a fixed rate of 4.99% per annum. Principal is due at final maturity or on a call date, with interest payable each quarter. The first call date for this advance is March 1, 2000.








             [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 8 - FHLB BORROWINGS AND LONG TERM DEBT - CONTINUED

Maturities of long-term debt and FHLB borrowings following December 31, 1999 are as follows:


                                                                        NOTES        SUBORDINATED         FHLB
                                                                       PAYABLE           DEBT          BORROWINGS

2000.............................................................   $     873,627   $      68,238    $   40,000,000
2001.............................................................         887,958          73,171               -0-
2002.............................................................         903,554          78,461               -0-
2003.............................................................         209,028          84,133               -0-
2004.............................................................         227,504          90,215               -0-
Thereafter.......................................................       1,821,276       1,319,997               -0-
                                                                    -------------   -------------    --------------

                                                                    $   4,922,947   $   1,714,215    $   40,000,000
                                                                    =============   =============    ==============



NOTE 9 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                                                Years Ended December 31,
                                                                   ------------------------------------------------
                                                                        1999             1998              1997
                                                                   -------------    -------------    --------------

  Amortization of intangibles...................................   $     493,602    $     440,330    $      327,823
  Insurance.....................................................         171,165          129,572           282,791
  Legal fees....................................................         893,874          116,482            90,130
  Professional fees.............................................         166,021          359,981           272,999
  Supplies......................................................         622,980          471,676           537,374
  Postage.......................................................         380,060          363,948           280,346
  Telephone.....................................................         768,944          553,693           357,048
  Other.........................................................       3,677,968        2,790,643         1,541,605
                                                                   -------------    -------------    --------------

                                                                   $   7,174,614    $   5,226,325    $    3,690,116
                                                                   =============    =============    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 10 - INCOME TAXES

Federal and state income taxes receivable and (payable) as of December 31, 1999 and 1998 included in other assets and other liabilities, respectively, were as follows:

                                                                                         1999             1998
                                                                                    -------------    ------------
                Current
                  Federal.......................................................    $     829,614    $    (30,282)
                                                                                    =============    ============
                  State.........................................................    $      15,781    $   (162,232)
                                                                                    =============    ============

The components of the net deferred income tax asset and (liability) included in other assets and other liabilities, respectively, are as follows:

                                                                                         1999            1998
                                                                                     ------------    ------------
  Deferred tax asset:
    Federal.....................................................................     $  1,469,530    $    652,659
    State.......................................................................          231,276         114,763
                                                                                     ------------    ------------
     Total gross deferred income tax asset......................................        1,700,806         767,422
                                                                                     ------------    ------------
  Deferred tax liability:
    Federal.....................................................................         (991,638)     (1,194,959)
    State.......................................................................         (122,789)       (159,583)
                                                                                     ------------    ------------
     Total gross deferred income tax liability..................................       (1,114,427)     (1,354,542)
                                                                                     ------------    ------------

  Net deferred income tax asset (liability).....................................     $    586,379    $   (587,120)
                                                                                     ============    ============


The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                        1999              1998
                                                                                   --------------    ------------
  Net unrealized losses (gains) on securities
    available for sale..........................................................   $    1,102,081    $   (295,293)
  Depreciation..................................................................       (1,072,654)       (945,316)
  Pension expense...............................................................          309,774         260,079
  Provision for loan losses.....................................................          210,819         335,450
  Deferred compensation.........................................................           15,596          15,152
  Provision for debt cancellation...............................................           55,691          55,121
  Other.........................................................................          (34,928)        (12,313)
                                                                                   --------------    ------------

                                                                                   $      586,379    $   (587,120)
                                                                                   ==============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 10 - INCOME TAXES - CONTINUED

The components of income tax expense for each of the years ended December 31, 1999, 1998 and 1997 were:

                               1999                             1998                              1997
                   ----------------------------    -------------------------------   -------------------------------
                     CURRENT         DEFERRED         Current          Deferred        Current           Deferred
                   -----------     ------------    -------------    --------------   ------------    ---------------

Federal........    $   277,441     $    213,177    $   1,070,862    $      264,234   $  1,041,065    $       322,262
State..........           (376)          12,236          146,583            44,525         24,293             63,799
                   -----------     ------------    -------------    --------------   ------------    ---------------

                   $   277,065     $     225,413   $   1,217,445    $      308,759   $  1,065,358    $       386,061
                   ===========     =============   =============    ==============   ============    ===============


The principal sources of temporary differences resulting in deferred income taxes included in the accompanying consolidated statements of income and the tax effect of each are as follows:


                                                         1999             1998            1997
                                                   -------------    -------------    ------------
    Depreciation............................       $     127,338    $     205,360    $    140,117
    Provision for loan losses...............             124,631          135,538         159,886
    Pension expense.........................             (49,695)        (109,558)        (61,630)
    Other...................................              23,139           77,419         147,688
                                                   -------------    -------------    ------------

                                                   $     225,413    $     308,759    $    386,061
                                                   =============    =============    ============




Tax effects of securities transactions resulted in an increase (decrease) in income taxes for 1999, 1998 and 1997 of $65,750, $170,876 and ($950),
respectively.

The following is a reconciliation of the difference in the effective tax rate and the federal statutory rate:

                                                                                  Years Ended December 31,
                                                                     ----------------------------------------------
                                                                         1999            1998              1997
                                                                     ------------    ------------    --------------
  Statutory federal income tax rates............................             34.0%           34.0%             34.0%
  Effect on rate of:
    Tax-exempt securities.......................................            (13.5)           (5.0)             (4.9)
    Tax-exempt loan income......................................             (4.9)           (2.5)             (3.2)
    State income tax, net of federal tax benefit................              0.5             2.5               1.2
    Interest expense disallowance...............................              1.9             0.6               0.7
    Other items.................................................              5.3             0.3               1.5
                                                                    -------------    ------------    --------------
  Effective income tax rate.....................................             23.3%           29.9%             29.3%
                                                                    =============    ============    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE 11 - PRIOR PERIOD RESTATEMENT

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, was adopted by the Company during 1997. Earnings per share amounts for 1997 have been restated to give effect for the 2 for 1 stock split effected in the form of a 100% stock dividend paid on March 26, 1998.

NOTE 12 - SHAREHOLDERS' EQUITY

On January 7, 1999, the Board of Directors of the Company adopted a Share Purchase Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company to shareholders of record on January 7, 1999. Each Right entitles the stockholder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $84 per one one-hundredth of a preferred share. In the event that any person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding common stock of the Company (an "Acquiring Person"), each holder of a purchase right, other than the Acquiring Person, will thereafter have the right to receive upon exercise of the Right that number of shares of common stock of the Company having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold after a person or group has become an Acquiring Person, each holder of a Right, other than an Acquiring Person, will thereafter have the right to receive that number of shares of common stock of the acquiring company which at that time of such transaction have a market value of two times the exercise price of the Right. At any time after a person or group becomes an Acquiring Person and prior to the acquisition of 50% or more of the outstanding common stock of the Company by such person or group, the Board of Directors of the Company may exchange the Rights, other than Rights owned by an Acquiring Person, in whole or in part, at an exchange ratio of one common share or one one-hundredth of preferred share. The purchase price and the number of shares issuable upon exercise of the Rights are subject to adjustment in the event of a stock split, stock dividend, reclassification or certain distributions with respect to the preferred stock. The Rights will expire January 13, 2009 unless such date is extended or unless the Rights are redeemed or exchanged prior to such date.

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

In March 1996, the Company issued a total of 270,000 options to its directors to purchase shares of the Company's common stock. The options were issued to the directors based upon their years of service and their positions with the Company. Each of the options have an exercise price of $10.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. The options are exercisable through March 27, 2001. In March 1997, an additional 103,000 options were issued to the Company's directors with an exercise price of $12.50 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 12 - SHAREHOLDERS' EQUITY - CONTINUED

options are exercisable through March 26, 2002. In March 1998, 203,331 options were issued to directors and certain senior officers with an exercise price of $15.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 25, 2003. In December 1999, 204,000 options were issued to directors and certain senior officers with an exercise price of $20.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through December 3, 2004. Each of the above described options is treated as a non-qualified option under the provisions of the Internal Revenue Code of 1986. The agreements evidencing these options also contain a provision whereby the Company will compensate each optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

The following sets forth certain information regarding stock options for the years ended December 31, 1999, 1998 and 1997:

                                                                Number         Wgt. Average
                                                              Of Shares       Exercise Price
                                                              ---------       --------------
Balance, December 31, 1996 ............................         270,000         $   10.00
Granted, Year Ended December 31, 1997 .................         103,000             12.50
Exercised, Year Ended December 31, 1997 ...............         (30,000)           (10.17)
                                                               --------        ----------

Balance, December 31, 1997 ............................         343,000             10.74

Granted, Year Ended December 31, 1998 .................         203,331             15.00
Exercised, Year Ended December 31, 1998 ...............         (32,000)           (11.72)
                                                               --------        ----------

Balance, December 31, 1998 ............................         514,331             12.36

GRANTED, YEAR ENDED DECEMBER 31, 1999 .................         204,000             20.00
EXERCISED AND EXPIRED, YEAR ENDED DECEMBER 31, 1999 ...         (27,000)           (14.81)
                                                               --------        ----------

BALANCE, DECEMBER 31, 1999 ............................         691,331         $   14.52
                                                               ========         =========

                                                                      Expiration          Options
                                                        Number           Date           Exercisable
                                                       --------      ------------       ------------
Options with Exercise Price of $10.00............        222,000       3-27-2001           222,000
Options with Exercise Price of $12.50............         97,000       3-26-2002            97,000
Options with Exercise Price of $15.00............        168,331       3-25-2003           168,331
Options with Exercise Price of $20.00............        204,000      12-03-2004           204,000
                                                       ---------                        ----------
Total outstanding, December 31, 1999.............        691,331                           691,331
                                                       =========                        ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE 12 - SHAREHOLDERS' EQUITY - CONTINUED

The number of shares and weighted average exercise price have been restated to give effect for the 2 for 1 stock split effected in the form of a 100% stock dividend paid on March 26, 1998.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"). SFAS 123 is effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stocks Issued to Employees, and the related Interpretations or selecting the minimum value method of expense recognition as described in SFAS
123. The Company has elected to apply APB Opinion No. 25 in accounting for its incentive stock options; accordingly, no compensation cost has been recognized by the Company.

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1999, 1998 and 1997, was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

The Company's options outstanding have a weighted average contractual life of
3.19 years. The weighted average fair value of options granted was $3.10 in 1999, $3.68 in 1998 and $3.32 in 1997. The fair value of each option granted is estimated using the following weighted-average assumptions in the option pricing model: expected dividend yield of 4.25% for 1999, 3.33% for 1998 and 3.00% for 1997; an expected option life of 5 years; expected volatility of 0.164 for 1999,
0.289 for 1998 and 1997; and a risk free interest rate of 6.60%, 5.49% and 6.12% for 1999, 1998 and 1997, respectively.

If compensation cost for the Company's stock-based compensation plan had been determined consistent with SFAS No. 123, net income and earnings per share would have been as presented below for the years ended December 31:

                                                          1999         1998           1997
                                                      -----------    ---------     ---------

Pro forma earnings ($000's)                           $     1,258    $   3,101     $   3,361
Pro forma Earnings per Common Share - basic                   .28          .78           .88
Pro forma  Earnings per Common Share - diluted                .27          .77           .88

These options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent average number of shares outstanding on a diluted basis to be 165,769 greater than that used to calculate basic earnings per share for 1999. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 57,461 for 1998 and 22,999 for 1997. The dilutive effect on earnings per share was $.01 for the year ended December 31, 1999 and $.02 for the year ended December 31, 1998, while there was no dilutive effect on the book value of the Company's common shares at December 31, 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE 12 - SHAREHOLDERS' EQUITY - CONTINUED

The effects of applying SFAS 123 for providing proforma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board of Directors.

Annual dividends of $.60 per share, $.50 per share and $.38 per share were declared by the Company's Board of Directors on its common stock and paid in January of 1999, 1998 and 1997, respectively. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries, and to regulatory restrictions. (See Notes 8 and 17).

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the consolidated statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not been required to perform on any financial guarantees nor has it incurred any losses on its commitments in either 1999 or 1998. Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1999 and 1998, the Company has issued standby letters of credit of approximately $1,235,000 and $621,000, respectively.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan Commitments: As of December 31, 1999 and 1998, the Company had commitments outstanding to extend credit totaling approximately $18,165,000 and $15,698,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Leases: Community Bank has proposed to enter into sale-leaseback transactions whereby Community Bank would sell and lease back the real estate for its Boaz and Hamilton, Alabama locations. Management anticipates that the sale price for these properties will result in the recording of no gain or loss to the Company. The related leases will be accounted for as operating leases. These sale-leaseback transactions will be with certain directors of Community Bank. The Company contemplates entering into similar arrangements with other directors on other bank locations.

Capital Securities: The Company plans to issue approximately $10,000,000 of fixed rate capital securities. Although there can be no assurances, management believes the closing of this transaction will take place by the end of the first quarter of the year 2000.

Litigation: On November 19, 1998, Mr. William Towns, a shareholder of the Company, filed a shareholder derivative action against the directors of the Company in the state Circuit Court of Blount County, Alabama. Mr. Towns amended his complaint on January 14, 1999 to add the Company and Community Bank as defendants in the action. On February 11, 1999, the complaint was again amended to add Mr. Pat Bellew and Mrs. Mary Bellew, who are also shareholders of the Company, as additional plaintiffs. On December 21, 1998, the Company and its directors filed a motion with the court seeking to have the complaint dismissed. On March 1, 1999, the Company's Board of directors appointed a special Board committee, comprised of Roy B. Jackson, Merritt M. Robbins and R. Wayne Washam, each of whom is a non-employee director of the Company, to review the plaintiff's allegations in accordance with Delaware law. On April 6, 1999, each of the parties to the action requested that the court stay the litigation and related discovery, motions and hearings, pending completion of the special committee's review. On April 30, 1999, the court entered an order staying the litigation and related discovery, motions and hearing in accordance with the parties' request. On October 15, 1999, the special committee filed its final report with the court. On October 21, 1999, the parties forwarded to the court an agreed-upon order governing the confidentiality of the special committee's report, which the court entered on January 2, 2000. The parties are awaiting for the court to schedule a hearing on the motion previously filed by the Company and its directors to dismiss the complaint.

The complaint alleged that the directors of the Company breached their fiduciary duties to the Company and its shareholders, engaged in fraud, fraudulent concealment, suppression of material fact and suppression of the plaintiff shareholders, failed to supervise management, and conspired to conceal wrongful acts from the Company's shareholders and paid themselves excessive director fees. The complaint also alleged that the Board of Directors acquiesced in mismanagement and misconduct by Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company, including alleged self dealing, payment of excessive compensation, misappropriation of corporate opportunities and misappropriation of funds. The complaint sought an unspecified amount of compensatory and punitive damages, removal of the current directors, appointment of a new Board of Directors, and attorneys fees and cost. Management of the Company believes that the plaintiffs' allegations are false and that the action lacks merit. The Company and its directors intend to defend the action vigorously, and management of the Company believes that the action will not have a material adverse effect on the Company's financial condition or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

The Company and its subsidiaries are parties to other litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the consolidated financial statements.

In September 1998, Community Bank determined that $9,360,000 in automobile and truck loans originated in its Ft. Payne, Alabama Wal-Mart location during a four-month period beginning in May 1998 were not in compliance with the Bank's lending policy. As of December 31, 1999, approximately $5,594,000 of these loans were in default. Community Bank has notified the appropriate authorities and the Bank's fidelity bond insurance carrier, which are currently investigating these loans. Management believes that these non-compliant loans are an isolated occurrence, and that the Company has taken appropriate steps to prevent their re-occurrence. Through December 31, 1999, Community Bank had taken possession of a total of 362 vehicles which served as collateral for such defaulted loans, and had received approximately $2,963,000 from the sale of substantially all of the vehicles. These funds were applied to the outstanding balances of the defaulted loans, reducing the total unpaid balances at December 31, 1999 to approximately $2,631,000. Management has determined that these unpaid balances were impaired and has, therefore, made an appropriate charge to its allowance for loan losses. Although investigation of the Ft. Payne loans has not yet been completed, management currently believes that Community Bank has a valid claim and the right to receive reimbursement from its fidelity bond carrier or through litigation against persons involved in originating the impaired loans, and will not incur any material losses from such loans.

NOTE 14 - CONCENTRATIONS OF CREDIT

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. Investments in state and municipal securities also involve governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in Note 4. The commitments to extend credit relate primarily to consumer cash lines which represented approximately $2,277,256 and $2,399,000 of the unused commitment balances at December 31, 1999 and 1998. All remaining commitments consist primarily of unused real estate commitment lines.

The Company maintains its cash accounts at various commercial banks in Alabama. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $13,705,879 and $18,440,464, at December 31, 1999 and 1998, respectively.




              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


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

Benefits under the Pension Plan depend upon a participant's years of credited service with the Company or any of its subsidiaries and his average monthly earnings for the highest five consecutive years out of the participants final 10 years of employment. An employee who becomes a participant on or after January 1, 1996 will not be vested in any benefit until he completes five years of service at which time the employee will be 100% vested. An employee who became a participant before January 1, 1996, is 20% vested in his accrued benefits after completion of two years of service, 40% vested after three years of service, 60% vested after four years of service and becomes fully vested upon completion of five years of service. An employee who completes ten years of service and attains age 55 is eligible for early retirement benefits. Plan assets consist primarily of corporate stocks and bonds.

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

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE 15 - PENSION PLAN - CONTINUED

The following tables set forth the funding status and the amount recognized for both the Pension Plan and the Benefit Restoration Plan in the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income.

Pension Plan as of December 31:

                                                                    1999                 1998
                                                               -----------          -----------
Change in benefit obligation:
  Benefit obligation at beginning of year .............        $ 5,320,518          $ 4,051,109
  Service cost ........................................            485,701              410,795
  Interest cost .......................................            366,805              334,729
  Amendments ..........................................                -0-                  -0-
  Actuarial (gain) or loss ............................           (733,903)             630,395
  Benefits paid .......................................           (159,508)            (106,510)
                                                               -----------          -----------

  Benefit obligation at end of year ...................        $ 5,279,613          $ 5,320,518
                                                               ===========          ===========

Change in plan assets:
  Fair value of plan assets at beginning of year ......        $ 4,796,405          $ 4,001,126
  Actual return on plan assets ........................            346,230              534,351
  Employer contribution ...............................                -0-              367,438
  Benefits paid from plan assets ......................           (159,508)            (106,510)
                                                               -----------          -----------

  Fair value of plan assets at end of year ............        $ 4,983,127          $ 4,796,405
                                                               ===========          ===========

Funded status of plan:
  Funded status of plan ...............................        $  (296,486)         $  (524,113)
  Unrecognized actuarial (gain) or loss ...............           (294,873)             314,786
  Unrecognized prior service cost .....................            100,735              112,434
  Unrecognized transition asset .......................            (37,552)             (54,431)
                                                               -----------          -----------
  Accrued benefit cost ................................        $  (528,176)         $  (151,324)
                                                               ===========          ===========

Weighted average rate assumptions used in
determining pension cost and the
projected benefit obligation were:
  Discount rate used to determine present value
    of projected benefit obligation at end of year ....               8.00%                7.25%
  Expected long-term rate of return on plan
    assets for the year ...............................              10.00%               10.00%
  Expected rate of increase in future
    compensation levels ...............................               6.00%                6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997




NOTE 15 - PENSION PLAN - CONTINUED

Pension plan net periodic benefit cost:


                                                   1999              1998              1997
                                                ---------         ---------         ---------
Service cost ...........................        $ 485,701         $ 410,795         $ 310,756
Interest cost ..........................          366,805           334,729           280,601
Expected return on plan assets .........         (470,474)         (395,136)         (245,114)
Amortization of prior service cost .....           11,699            11,699            11,699
Amortization of transitional asset .....          (16,879)          (16,879)          (16,879)
Recognized actuarial loss ..............              -0-               -0-               -0-
                                                ---------         ---------         ---------
Net periodic benefit cost ..............        $ 376,852         $ 345,208         $ 341,063
                                                =========         =========         =========






              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE 15 - PENSION PLAN - CONTINUED

Benefit Restoration Plan as of December 31:

                                                                                      1999               1998
                                                                                ---------------    ----------------
  Change in benefit obligation:
    Benefit obligation at beginning of year................................     $     1,188,395    $        802,984
    Service cost...........................................................              85,940              68,927
    Interest cost..........................................................              96,712              74,466
    Amendments.............................................................                 -0-                 -0-
    Actuarial loss.........................................................             711,116             242,018
    Benefits paid..........................................................                 -0-                 -0-
                                                                                ---------------    ----------------
    Benefit obligation at end of year......................................     $     2,082,163    $      1,188,395
                                                                                ===============    ================

  Change in plan assets:
    Fair value of plan assets at beginning of year.........................     $           -0-    $            -0-
    Actual return on plan assets...........................................                 -0-                 -0-
    Employer contribution..................................................                 -0-                 -0-
    Benefits paid from plan assets.........................................                  0-                 -0-
                                                                                ---------------    ----------------
    Fair value of plan assets at end of year...............................     $           -0-    $            -0-
                                                                                ===============    ================

  Funded status of plan:
    Funded status of plan..................................................     $    (2,082,163)   $     (1,188,395)
    Unrecognized actuarial loss............................................           1,077,383             404,666
    Unrecognized prior service cost........................................             168,253             203,160
    Unrecognized transition (asset) or obligation..........................                 -0-                 -0-
                                                                                ---------------    ----------------
    Accrued benefit cost...................................................     $      (836,527)   $       (580,569)
                                                                                ===============    ================

  Weighted average rate assumptions used in
  determining pension cost and the
  projected benefit obligation were:
    Discount rate used to determine present value
      of projected benefit obligation at end of year.......................                8.00%              7.25%
    Expected long-term rate of return on plan
      assets for the year..................................................               10.00%             10.00%
    Expected rate of increase in future
      compensation levels..................................................                6.00%              6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE 15 - PENSION PLAN - CONTINUED

Benefit Restoration plan net periodic benefit cost:

                                                                 1999            1998            1997
                                                               --------        --------        --------
Service cost ..........................................        $ 85,940        $ 68,927        $ 52,515
Interest cost .........................................          96,712          74,466          55,410
Expected return on plan assets ........................             -0-             -0-             -0-
Amortization of prior service cost ....................          34,907          34,907          34,907
Amortization of transitional (asset) or obligation ....             -0-             -0-             -0-
Recognized actuarial loss .............................          38,399          25,967          11,243
                                                               --------        --------        --------

Net periodic benefit cost .............................        $255,958        $204,267        $154,075
                                                               ========        ========        ========

NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions to the ESOP are made at the discretion of the Company's Board of Directors, but may not be less than the amount required to cover the debt service on the ESOP loan. Employer contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Code imposes a limit ($160,000 in 1999) on the amount of compensation which may be considered under the plan.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 31, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This debt, in the original amount of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due upon that date. The initial principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principle and interest payments. At December 31, 1999, the monthly payment was $32,195. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. As of December 31, 1999, there were 221,321 unreleased shares with a fair value of approximately $4,426,420. These shares are subtracted from outstanding shares for earnings per share calculations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN - CONTINUED

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statement and reduce its stockholders' equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($237,589, $165,808 and $165,550 in 1999, 1998 and 1997, respectively)
is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At December 31, 1999 and 1998, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,788,442, and $2,944,232 respectively.

Company contributions to the ESOP amounted to $452,739, $316,008 and $289,147 for 1999, 1998 and 1997, respectively.

NOTE 17 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends paid by Community Bank are the primary source of funds available to the Company for debt repayment, payment of dividends to its stockholders and other needs. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Alabama Superintendent of Banks is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years less any required transfers to surplus. At December 31, 1999, Community Bank could have declared dividends of approximately $4,258,000 without approval of regulatory authorities.






              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997




NOTE 18 - REGULATORY CAPITAL

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if taken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Community Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Community Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 1999, under applicable banking regulations, the Company and Community Bank, were considered adequately capitalized compared to both being classified as well capitalized at year-end 1998. Other than the anticipated capital securities transaction, there are no conditions or events since year-end 1999 that management believes have changed the institution's category. (See Note
13)






              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 18 - REGULATORY CAPITAL - CONTINUED

The following table sets forth the actual capital ratios at December 31, 1999 and 1998, for the Company and the Bank, as well as the minimum total risk-base, Tier 1 risked based and Tier 1 leverage ratios required to be classified as adequately capitalized and well capitalized.

                                                                           For Capital                 To Be
                                                       Actual            Adequacy Purposes         Well Capitalized
                                                   ---------------       -----------------       -------------------
                                                   Amount    Ratio       Amount      Ratio       Amount       Ratio
                                                   ------    -----       ------      -----       ------       -----
                                                                      (Dollars In Thousands)
AS OF DECEMBER 31, 1999:
 TOTAL CAPITAL
   (TO RISK WEIGHTED ASSETS):
   CONSOLIDATED                                  $  44,067    9.37%    $  37,624      8.00%    $  47,031       10.00%
   COMMUNITY BANK                                   46,192    9.87        37,437      8.00        46,797       10.00

 TIER 1 CAPITAL
   (TO RISK WEIGHTED ASSETS):
   CONSOLIDATED                                  $  39,976    8.50%    $  18,812      4.00%    $  28,218        6.00%
   COMMUNITY BANK                                   43,589    9.31        18,719      4.00        28,078        6.00

 TIER 1 CAPITAL
   (TO AVERAGE ASSETS):
   CONSOLIDATED                                  $  39,976    6.39%    $  18,812      4.00%    $  23,515        5.00%
   COMMUNITY BANK                                   43,589    6.97        18,719      4.00        23,398        5.00

                                                                           For Capital                 To Be
                                                       Actual            Adequacy Purposes         Well Capitalized
                                                   ---------------       -----------------       -------------------
                                                   Amount    Ratio       Amount      Ratio       Amount       Ratio
                                                   ------    -----       ------      -----       ------       -----
                                                                      (Dollars In Thousands)
As of December 31, 1998:
 Total Capital
   (to Risk Weighted Assets):
   Consolidated                                  $  46,083   11.03%    $  33,436      8.00%    $  41,795       10.00%
   Community Bank                                   47,333   11.40        33,218      8.00        41,523       10.00

 Tier 1 Capital
   (to Risk Weighted Assets):
   Consolidated                                  $  41,521    9.94%    $  16,718      4.00%    $  25,777        6.00%
   Community Bank                                   44,362   10.68        16,609      4.00        24,914        6.00

 Tier 1 Capital
   (to Average Assets):
   Consolidated                                  $  41,521    7.79%    $  21,328      4.00%    $  26,660        5.00%
   Community Bank                                   44,362    8.34        21,268      4.00        26,585        5.00

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



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

The following is a summary of the components of other comprehensive income:


                                                                         Year Ended December 31,
                                                                 ----------------------------------------
                                                                     1999           1998          1997
                                                                 -----------      ---------      --------
Unrealized holding gains (losses) arising during period ....     $(3,314,131)     $ 488,059      $969,502
                                                                 -----------

Reclassification adjustments for net (gains) losses
  included in net income ...................................        (179,303)      (465,982)        2,590
                                                                 -----------      ---------      --------

Other comprehensive income (loss), before income taxes .....      (3,493,434)        22,077       972,092

Income tax expense (benefit) related to other
  comprehensive income .....................................      (1,397,374)         8,831       388,837
                                                                 -----------      ---------      --------

Other comprehensive income (loss) ..........................     $(2,096,060)     $  13,246      $583,255
                                                                 ===========      =========      ========

NOTE 20 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Bank during 1999 and 1998. Except as noted below, all such loans are made in the ordinary course of business on substantially the same credit terms, including interest rates and collateral and do not represent more than a normal risk of collection or present other unfavorable features. Total loans to these persons at December 31, 1999 and 1998 amounted to approximately $8,779,000 and $10,780,000, respectively. An analysis of activity during 1999 in loans to related parties resulted in additions of $6,954,000, representing new loans, reductions of $10,189,000, representing payments, and an increase of $1,234,000, representing a change in the composition of related parties.

The Company, through Community Bank, its wholly owned subsidiary, offers all regular full-time employees, including executive officers, loans at interest rates which are 1% below the prevailing market rate. As of December 31, 1999, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interests, had loans outstanding pursuant to this policy with total indebtedness of approximately $835,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 20 - RELATED PARTY TRANSACTIONS - CONTINUED

The Company, through Community Bank, also offers first mortgage real estate loans on the primary residence, at a rate of 5%, to employees who are required to relocate in the course of their employment. As of December 31, 1999, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interest, had relocation loans outstanding with total indebtedness of approximately $2,616,000.

Maintenance Contract: The Bank has a service contract with Heritage Valley Farms, an unincorporated business owned by Kennon R. Patterson, Sr., a director and officer of the Company, for the upkeep and maintenance of the external grounds of five of the Bank's locations for the entire year of 1999. External grounds upkeep and maintenance was also performed for most of 1999 for five additional Bank locations and two 1st Community Credit Corporation locations. Maintenance expense under this contract amounted to $62,323, $51,465 and $96,300 for the years ended December 31, 1999, 1998 and 1997, respectively, a monthly average of $588, $468 and $422 per location.

Interior Design: The Company and the Bank, including the Bank's subsidiaries, paid Heritage Interiors, a decorating and design firm owned and operated by the wife of Kennon R. Patterson, Sr., a director and officer of the Company, for the interior design, furniture, appliances, fixtures, hardware, carpets, wall coverings, paint, drapes and accessories for new facilities and similar work associated with the renovation of existing locations. During 1999, Heritage Interiors was paid $262,912 in connection with the completion and opening of two new bank buildings located in Boaz and Demopolis, Alabama. The Bank also paid Heritage Interiors $279,026 in connection with the renovation and expansion of its new permanent location in Fite House located in Hamilton, Alabama. As a result of being listed on the state and national register of historical places, a portion of the cost associated with furnishing and decorating the Fite House was to preserve the architectural style and historical significance of the building. The Bank also paid Heritage Interiors $120,080 during 1999 in connection with the renovation of three offices furnished to the Bank's Area Executive Vice Presidents and the first floor of the Company's headquarters building. Additional payments totaling $16,121 were made to Heritage Interiors during 1999 in connection with 24 other banking offices. 1st Community Credit Corporation paid Heritage Interiors $23,835 for furnishings and decorating associated with the opening of its new office in Oneonta, Alabama and $7,469 in connection with the relocation of its office in Hartselle, Alabama. 1st Community Credit Corporation also paid Heritage Interiors $78,632 during 1999 in connection with the renovation of five of its offices located in Boaz, Gadsden, Huntsville, Ft. Payne and Jasper, Alabama. Additional payments totaling $12,931 were made to Heritage Interiors by 1st Community Credit Corporation during 1999, relating to the other five locations and its administrative offices. The Company, Community Insurance Corp. and Southern Select Insurance, Inc. made payments totaling $35,848 to Heritage Interiors for various services rendered during 1999. Total payments to Heritage Interiors in 1999 were $836,854. During 1998, Heritage Interiors was paid $265,066 in connection with the completion of three new buildings with a total of approximately 60,000 square feet and $31,876 for the renovation of an existing building at the Company's headquarters in Blountsville, $150,723 in connection with the opening of a permanent location in Double Springs, $38,647 in connection with the opening of bank offices in Albertville, Boaz and Guntersville, $44,610 in connection with the opening of six offices of 1st Community Credit Corporation, and additional amounts relating to 23 other offices of the Company, Community Bank or its subsidiaries.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 20 - RELATED PARTY TRANSACTIONS - CONTINUED

Total payments to Heritage Interiors in 1998 were $666,492. During 1997, Heritage Interiors was paid $803,510 in connection with the construction of three new buildings at the Company's headquarters in Blountsville, $136,133 for goods and services for the Oneonta office, $139,484 for goods and services for the Cleveland office and additional amounts for goods and services for 20 other offices of the Company, Community Bank and its subsidiaries. Total payments to Heritage Interiors in 1997 were $1,186,287.

Accounting Services: The Company has entered into an agreement with the accounting firm of Schauer, Taylor, Cox and Vise, P.C. to provide certain accounting and internal audit services. Doug Schauer, a member of the firm, is Kennon R. Patterson, Sr.'s son-in-law. The Company or its subsidiaries paid Schauer, Taylor, Cox and Vice, P.C. $143,000, $134,000 and $148,000 for their services rendered during 1999, 1998 and 1997, respectively.

NOTE 21 - LEASES

The Company has a number of operating lease agreements, involving land and buildings. These leases are noncancellable and expire on various dates through the year 2013. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. Options to purchase are also included in some leases. For the years ended December 31, 1999, 1998 and 1997, rental expense for operating leases was approximately $687,994, $539,655 and $232,759,respectively.

Future minimum lease payments for all leases at December 31, 1999 are as follows:

                                                                             OPERATING
                                                                           -------------
                  Years Ending December 31,
                  2000................................................     $     389,649
                  2001................................................           264,869
                  2002................................................           155,221
                  2003................................................            64,543
                  2004................................................            19,200
                  Thereafter..........................................           292,000
                                                                           -------------

                  Total minimum lease payments........................     $   1,185,482
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 22 - BUSINESS COMBINATIONS - CONTINUED

Effective August 1, 1997, Community Insurance Corp., a subsidiary of Community Bank, acquired a controlling interest in Southern Select Insurance, Inc., a property and casualty insurance general agency located in Birmingham, Alabama. Community Insurance Corp. paid $382,564 for 51% of the common stock of Southern Select, paying a premium of $344,341. On April 1, 1998, Southern Select became a wholly owned subsidiary of Community Insurance Corp. as a result of Community Insurance Corp. acquiring the remaining 49% of the common stock of Southern Select in exchange for a combination of cash and shares of the Company's common stock, totaling $383,014. The entire amount was recorded as an intangible. The effect of this business combination was not material to the consolidated financial statements of the Company for periods prior to the date of acquisition.

On April 1, 1998, Community Insurance Corp. established an office in Oneonta, Alabama through the acquisition of 100% of the common stock of the Murphree Insurance Agency. Community Insurance Corp. exchanged a combination of cash and shares of the Company's common stock, totaling $375,000, acquiring $7,884 in fixed assets and paying a premium of $367,116. Also effective April 1, 1998, Community Insurance Corp. established an office in Graysville, Alabama as a result of the acquisition of the Chafin Insurance Agency. Community Insurance Corp. exchanged a combination of cash and shares of the Company's common stock, totaling $700,000, acquiring $62,488 in assets and paying a premium of $637,512. Neither of these transactions were material to the financial statements of the Company for periods prior to the acquisition date.

Effective June 15, 1998, Community Bank consummated the transaction to purchase certain assets and assumed certain liabilities from the Uniontown, Alabama branch of the First National Bank of West Point, Georgia. In exchange for cash totaling $2,615,000, the Bank received approximately $2,500,000 in additional loans, net of unearned interest and loan loss reserve, $295,000 in other assets, $5,672,000 in additional deposit liabilities, and $262,000 of intangible assets. This transaction had no material effect on the financial statements of the Company for periods prior to the date of acquisition.

On June 1, 1999, Community Insurance Corp., established an office in Huntsville, Alabama through the acquisition of certain assets and the assumption of certain liabilities of Cummings, Gazaway, Gardner, and Pate, Inc., a Huntsville-based insurance company. Community Insurance Corp. agreed to pay cash totaling $1,6 00,000 over 5 years, subject to adjustment based on revenues of the acquired agency. As a result of this acquisition, Community Insurance Corp. acquired $759,310 in premises, furniture and equipment and $229,626 in accounts receivable, assumed accounts payable of $233,916 and paid a premium of $844,980. This transaction was not material to the financial statements of the Company and therefore required no restatement of the Company's financial statements for periods prior to the acquisition date.

All business combinations were accounted for using the purchase method of accounting for business combinations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 23 - OTHER SHORT-TERM BORROWINGS

Other short-term borrowings at December 31, 1999 and 1998 consisted of the U.S. Treasury Tax and Loan Note Option account, federal funds purchased, overnight funds purchased from FHLB-Atlanta and securities sold under agreements to repurchase.

Information concerning securities sold under agreements to repurchase is summarized as follows:


                                                                 1999                  1998
                                                              ----------            ----------

Average balance during the year ..................            $  558,551             $  880,551
Average interest rate during the year ............                  5.08%                  6.02%
Maximum month-end balance during the year ........            $  381,658             $1,930,582

U.S. government and agency securities underlying the agreements at year-end:


                                                                 1999                  1998
                                                              ----------            ----------


Carrying Value ...................................            $  996,237             $1,901,763
Estimated Fair Value .............................               996,633              1,852,228
Accrued Interest Receivable ......................                19,008                 25,801

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

                        DECEMBER 31, 1999, 1998 AND 1997

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


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 are as follows:

                                                              1999                               1998
                                                  -----------------------------     ---------------- --------------
                                                    Carrying          Fair            Carrying           Fair
                                                     Amount           Value            Amount            Value
                                                  -------------   -------------     -------------    --------------
                                                            (in Thousands)                     (in Thousands)
  FINANCIAL ASSETS:
    Cash and short-term investments.........      $      27,498   $      27,498     $      26,503    $       26,503
    Investment securities...................             96,847          96,847            97,392            97,392
    Loans...................................            498,726                           433,853
    Less: allowance for loan losses.........              2,603                             2,971
                                                  -------------                     -------------
    Net Loans...............................            496,123         493,121           430,882           436,914
                                                  -------------   -------------     -------------    --------------
    TOTAL FINANCIAL ASSETS..................      $     620,468   $     617,466     $     554,777    $      560,809
                                                  =============   =============     =============    ==============

  FINANCIAL LIABILITIES:
    Deposits................................      $     573,261   $     574,097     $     538,586    $      543,221
    Short-term borrowings...................              2,494           2,494             2,192             2,192
    FHLB borrowings.........................             40,000          37,478               -0-               -0-
    Long-term debt..........................              6,637           6,645             7,569             7,606
                                                  -------------   -------------     -------------    --------------

    TOTAL FINANCIAL LIABILITIES.............      $     622,392   $     620,714     $     548,347    $      553,019
                                                  =============   =============     =============    ==============

  UNRECOGNIZED FINANCIAL INSTRUMENTS:
    Commitments to extend credit............      $         -0-   $      18,165     $         -0-    $       15,698
    Standby letters of credit...............                -0-           1,235               -0-               621
                                                  -------------   -------------     -------------    --------------
    TOTAL UNRECOGNIZED
      FINANCIAL INSTRUMENTS.................      $         -0-   $      19,400     $         -0-    $       16,319
                                                  =============   =============     =============    ==============


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 25 - CONDENSED PARENT COMPANY INFORMATION

STATEMENTS OF FINANCIAL CONDITION

                                                                                            December 31,
                                                                                   --------------------------------
                                                                                      1999              1998
                                                                                   --------------    --------------

  ASSETS
    Cash and due from banks.....................................................   $    1,475,219    $    3,203,234
    Investment in subsidiaries (equity method) -
     eliminated upon consolidation..............................................       48,089,079        50,073,892
    Premises and equipment, net.................................................           82,305            80,684
    Intangibles, net............................................................        1,003,489         1,086,800
    Other assets................................................................        1,490,996         1,299,265
                                                                                   --------------    --------------

          TOTAL ASSETS..........................................................   $   52,141,088    $   55,743,875
                                                                                   ==============    ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
    Long-term debt..............................................................   $    6,637,162    $    7,568,716
    Other liabilities...........................................................        1,028,550           941,758
                                                                                   --------------    --------------
          TOTAL LIABILITIES.....................................................        7,665,712         8,510,474

          TOTAL SHAREHOLDERS' EQUITY............................................       44,475,376        47,233,401
                                                                                   --------------    --------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................   $   52,141,088    $   55,743,875
                                                                                   ==============    ==============


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 25 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF INCOME


                                                                               Years Ended December 31,
                                                                  -------------------------------------------------
                                                                       1999             1998              1997
                                                                  --------------    -------------    --------------
  INCOME
    From subsidiaries - eliminated upon consolidation
     Dividends................................................    $    3,702,566    $   3,017,970    $    2,548,201
     Management fees..........................................           600,000          600,000           600,000
     Interest.................................................            51,578           22,222            30,513
     Other Income.............................................             3,620            3,740             2,400
                                                                  --------------    -------------    --------------
                                                                       4,357,764        3,643,932         3,181,114

  EXPENSES
    Salaries and employee benefits............................         1,857,053        1,751,593         1,385,633
    Interest..................................................           320,895          400,079           465,003
    Other expenses............................................         1,692,028          666,862           683,802
                                                                  --------------    -------------    --------------
                                                                       3,869,976        2,818,534         2,534,438

Income (loss) before income taxes and equity in
    undistributed earnings of subsidiaries....................           487,788          825,398           646,676
 Income tax benefit...........................................        (1,059,075)        (753,387)         (719,485)
                                                                  --------------    -------------    --------------

Income (loss) before equity in undistributed earnings
    of subsidiaries...........................................         1,546,863        1,578,785         1,366,161
 Equity in undistributed earnings of subsidiaries.............           111,247        2,000,708         2,146,117
                                                                  --------------    -------------    --------------

             NET INCOME.......................................    $    1,658,110    $   3,579,493    $    3,512,278
                                                                  ==============    =============    ==============


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 25 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF CASH FLOWS


                                                                                        Years Ended December 31,
                                                                        -------------------------------------------------------
                                                                          1999                   1998                    1997
                                                                        ----------             ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................            $1,658,110             $3,579,493            $3,512,278
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in undistributed income of subsidiaries ........              (111,247)            (2,000,708)           (2,146,117)
     Provision for depreciation, amortization and acc ......                94,629                118,571               111,642
     Increase in other assets ..............................              (191,731)              (378,456)               (1,277)
     Increase in other liabilities .........................                86,792                271,490                19,194
                                                                        -------------------------------------------------------
            NET CASH PROVIDED BY
                OPERATING ACTIVITIES .......................             1,536,553              1,590,390             1,495,720
                                                                        ----------             ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of securities available for .......                   -0-                822,713             1,050,000
  Increase in interest-bearing deposits with banks .........                   -0-                    -0-              (742,932)
  Proceeds from sale of assets .............................                15,599                    -0-                39,584
  Capitalization of bank subsidiary ........................                   -0-             (7,500,000)                  -0-
  Capital expenditures .....................................               (28,538)               (34,543)              (17,041)
                                                                        ----------             ----------             ---------
          NET CASH (USED IN) PROVIDED BY
                INVESTING ACTIVITIES .......................               (12,939)            (6,711,830)              329,611
                                                                        ----------             ----------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ..............................              (775,764)              (770,226)             (766,848)
  Issuance of common stock .................................               312,889             10,634,552               707,740
  Cash dividends ...........................................            (2,788,754)            (2,031,608)           (1,500,000)
                                                                        ----------             ----------            ----------
          NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES .......................            (3,251,629)             7,832,718            (1,559,108)
                                                                        ----------             ----------            ----------

Net (decrease) increase in cash and cash equivalents .......            (1,728,015)             2,711,278               266,223

Cash and due from banks at beginning of year ...............             3,203,234                491,956               225,733
                                                                        ----------             ----------            ----------

CASH AND DUE FROM BANKS AT END OF YEAR .....................            $1,475,219             $3,203,234              $491,956
                                                                        ==========             ==========            ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 25 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

                                                                                       Years Ended December 31,
                                                                        ------------------------------------------------------
                                                                           1999                   1998                1997
                                                                        ----------             ----------             --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during
  the year for:
    Interest ...............................................            $  317,671             $  402,209             $467,424
    Income taxes ...........................................            (1,019,219)              (780,000)            (735,803)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Long-term debt was increased and equity was decreased $1,200,000 on January 1, 1994 to reflect the existence of leveraged, unreleased ESOP shares. Upon the pledging of purchased shares to obtain additional ESOP debt of $1,076,958 on December 1, 1998 and $1,260,007 on May 17, 1996 long-term debt was increased and equity was decreased. The debt was reduced and shares were released by $155,791, $135,628 and $116,989, respectively, during each of the years ended December 31, 1999, 1998 and 1997 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.


              [The remainder of this page intentionally left blank]

                          QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 1999 and 1998 follows:

                                                                    First        Second       Third         Fourth
                                                                   Quarter      Quarter      Quarter       Quarter
                                                                   -------      -------      -------       -------
                                                                        (In Thousands Except Per Share Data)

1999:
TOTAL INTEREST INCOME...........................................  $  12,138     $ 12,596     $ 13,566     $  13,894
TOTAL INTEREST EXPENSE..........................................      6,017        6,184        6,635         6,685
PROVISION FOR LOAN LOSSES.......................................        380          464          545         3,070
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES.....................................      5,741        5,948        6,385         4,139
INVESTMENT SECURITIES GAINS (LOSSES) ...........................          -            -            7           173
TOTAL NONINTEREST INCOME........................................      1,866        2,114        2,275         2,719
TOTAL NONINTEREST EXPENSE.......................................      6,833        7,262        7,052         8,061
INCOME TAX EXPENSE..............................................        188          214          589          (489)
NET INCOME (LOSS)...............................................        586          586        1,027          (541)

PER COMMON SHARE:
 BASIC EARNINGS (LOSS)..........................................  $     .13     $    .13     $    .23     $    (.12)
 DILUTED EARNINGS (LOSS)........................................        .13          .13          .22          (.12)


1998:
Total interest income...........................................  $   9,794     $ 10,715     $ 11,677     $  12,179
Total interest expense..........................................      5,307        5,452        5,751         6,183
Provision for loan losses.......................................        188          208          226           263
Net interest income after
  provision for loan losses.....................................      4,299        5,055        5,700         5,733
Investment securities gains (losses) ...........................          9            3            7           447
Total noninterest income........................................      1,573        2,058        2,037         1,968
Total noninterest expense.......................................      5,115        5,667        6,419         6,583
Income tax expense..............................................        211          411          401           503
Net income......................................................        555        1,038          924         1,062

Per Common Share:
 Basic earnings.................................................  $     .14     $    .27     $    .24     $     .25
 Diluted earnings...............................................        .14          .26          .23           .25



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to the directors and nominees for director of the Company is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 2000. Information regarding the executive officers of the Company is included in Part I of this Report.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 2000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 2000.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 2000.


              [The remainder of this page intentionally left blank]

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index of documents filed as part of this report:

Community Bancshares, Inc. and Subsidiaries
Financial Statements                                                                                           Page(s)
                                                                                                               -------

Auditor's Report..........................................................................................      42

Consolidated Statements of Financial Condition as of
  December 31, 1999 and 1998..............................................................................      43

Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997........................................................................      44

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1999, 1998 and 1997........................................................................      45

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997........................................................................   46-47

Notes to Consolidated Financial Statements -
  December 31, 1999, 1998 and 1997........................................................................   48-87

Quarterly Results (Unaudited).............................................................................      88


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

(c) Exhibits

         3.1      Certificate of Incorporation, as amended (1)
         3.2      Certificate of Amendment to the Certificate of Incorporation,
                  changing the name of the Registrant to Community Bancshares,
                  Inc. (2)
         3.3      By-Laws of Registrant, as amended and restated January 1999
                  (3)
         3.4      Certificate of Amendment to the Certificate of Incorporation,
                  providing for directors' indemnification (4)
         3.5      Certificate of Amendment to the Certificate of Incorporation,
                  increasing the number of authorized shares (5)
         3.6      Amended Certificate of Amendment of the Certificate of
                  Incorporation, increasing the number of authorized shares (6)
         4.1      Certificate of Registrant establishing the Series 1984-1
                  Preferred Stock, dated August 17, 1984 ("Certificate of Stock
                  Designation") (7)
         4.2      Certificate of Amendment to the Certificate of Stock
                  Designation (8)
         4.3      Rights Agent Agreement, dated January 13, 1999, between
                  Community Bancshares, Inc. and the Bank of New York (9)

         10.1     Promissory Note, Guaranty and Pledge Agreement, dated December
                  1, 1998, by and between Community Bancshares, Inc. and
                  Colonial Bank, N.A. (10)
         10.2     Plan document for the Community Bancshares, Inc. Benefit
                  Restoration Plan adopted April 12, 1994, effective January 1,
                  1995 (11) (*)
         10.3     Subordinated Promissory Note, dated October 4, 1994, between
                  Community Bancshares, Inc. as borrower and Jeffrey K.
                  Cornelius as holder (12)
         10.4     Employment Agreement, dated March 28, 1996 by and between
                  Kennon R. Patterson, Sr. and Community Bancshares, Inc. (13)
                  (*)
         10.5 Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares,
                  Inc. (14) (*)
         10.6     Employment Agreement, dated March 28, 1996, by and between
                  Bishop K. Walker, Jr. and Community Bancshares, Inc. (15) (*)
         10.7     Stock Option Agreement between Community Bancshares, Inc. and
                  Kennon R. Patterson, Sr., dated March 28, 1996 (16) (*)
         10.8     Stock Option Agreement between Community Bancshares, Inc. and
                  Bishop K. Walker, dated March 28, 1996 (17) (*)
         10.9     Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 28, 1996 (18) (*)
         10.10    Stock Option Agreement between Community Bancshares, Inc. and
                  Hodge Patterson, III, dated March 28, 1996 (19) (*)
         10.11    Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 28, 1996 (20) (*)
         10.12    Stock Option Agreement between Community Bancshares, Inc. and
                  Merritt Robbins, dated March 28, 1996 (21) (*)
         10.13    Stock Option Agreement between Community Bancshares, Inc. and
                  Wayne Washam, dated March 28, 1996 (22) (*)
         10.14    Stock Option Agreement between Community Bancshares, Inc. and
                  Glynn Debter, dated March 28, 1996 (23) (*)
         10.15    Stock Option Agreement between Community Bancshares, Inc. and
                  Robert O. Summerford, dated March 28, 1996 (24) (*)
         10.16    Stock Option Agreement between Community Bancshares, Inc. and
                  Kennon R. Patterson, Sr., dated March 27, 1997 (25) (*)
         10.17    Stock Option Agreement between Community Bancshares, Inc. and
                  Bishop K. Walker, Jr., dated March 27, 1997 (26) (*)
         10.18    Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 27, 1997 (27) (*)
         10.19    Stock Option Agreement between Community Bancshares, Inc. and
                  Hodge Patterson, III, dated March 27, 1997 (28) (*)
         10.20    Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 27, 1997 (29) (*)
         10.21    Stock Option Agreement between Community Bancshares, Inc. and
                  Merritt Robbins, dated March 27, 1997 (30) (*)
         10.22    Stock Option Agreement between Community Bancshares, Inc. and
                  Wayne Washam, dated March 27, 1997 (31) (*)
         10.23    Stock Option Agreement between Community Bancshares, Inc. and
                  Glynn Debter, dated March 27, 1997 (32) (*)
         10.24    Stock Option Agreement between Community Bancshares, Inc. and
                  Robert O. Summerford, dated March 27, 1997 (33) (*)
         10.25    Stock Option Agreement between Community Bancshares, Inc. and
                  John J. Lewis, Jr., dated March 27, 1997 (34) (*)

         10.26    Stock Option Agreement between Community Bancshares, Inc. and
                  Kennon R. Patterson, Sr., dated March 26, 1998 (35) (*)
         10.27    Stock Option Agreement between Community Bancshares, Inc. and
                  Bishop K. Walker, Jr., dated March 26, 1998 (36) (*)
         10.28    Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 26, 1998 (37) (*)
         10.29    Stock Option Agreement between Community Bancshares, Inc. and
                  Hodge Patterson, III, dated March 26, 1998 (38) (*)
         10.30    Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 26, 1998 (39) (*)
         10.31    Form of Stock Option Agreement between Community Bancshares,
                  Inc. and grantees, dated March 26, 1998 (40) (*)
         10.32    Form of Change in Control Agreement between Community
                  Bancshares, Inc. and each of Kennon R. Patterson, Sr., Bishop
                  K. Walker, Jr., Denny Kelly, Hodge Patterson, III, Loy
                  McGruder, Michael A. Bean and William H. Caughran, Jr., dated
                  December 4, 1999 (*)
         10.33 Form of Stock Option Agreement for Non-Employee Directors between Community Bancshares, Inc., and each of Glynn Debter,
                  Roy B. Jackson, John J. Lewis, Jr., Merritt Robbins, Robert O.
                  Summerford and Wayne Washam, dated December 4, 1999 (*)
         10.34    Form of Stock Option Agreement for Employees between Community
                  Bancshares, Inc., and each of Kennon R. Patterson, Sr., Bishop
                  K. Walker, Jr., Denny Kelly, Hodge Patterson, III, Loy
                  McGruder, Michael A. Bean and William H. Caughran, Jr., dated
                  December 4, 1999 (*)

         11       Statement of computation of earnings per common share
         12       Statement of Computation of Ratios
         21       Subsidiaries of the Registrant
         24       Power of Attorney (included on page 95)
         27       Financial Data Schedule


Notes to Exhibits:

         (1) Filed as appendix II to the Proxy Statement included in Part I of the Registration Statement on Form S-14, Registration No
                  2-92974, and incorporated herein by reference
         (2)      Filed as Exhibit 4 to Form 10-K for the year ended December
                  31, 1985, and incorporated herein by reference
         (3)      Filed as Exhibit 3.3 to Form 10-K for the year ended December
                  31, 1998, and incorporated herein by reference
         (4)      Filed as Exhibit 3.4 to Form 10-K for the year ended December
                  31, 1987, and incorporated herein by reference
         (5)      Filed as Exhibit 3.5 to Form 10-K for the year ended December
                  31, 1993, and incorporated herein by reference
         (6)      Filed as Exhibit 3 to Form 10-Q/A-1 for the quarter ended
                  September 30, 1998, and incorporated herein by reference
         (7) Filed as Appendix I to the Proxy Statement included in Part I of the Registration Statement on Form S-14, Registration No.
                  2-92974, and incorporated herein by reference
         (8)      Filed as Exhibit 4.1 to the Registration Statement on Form
                  S-1, Registration No. 33-7032, and incorporated herein by reference
         (9) Filed as Exhibit 4.1 to Form 8-A, filed January 21, 1999, and incorporated herein by reference
         (10)     Filed as Exhibit 10.2 to Form 10-K for the year ended December
                  31, 1998, and incorporated herein by reference


         (11)     Filed as Exhibit 10.13 to Form 10-K for the year ended
                  December 31, 1995, and incorporated herein by reference
         (12)     Filed as Exhibit 10.15 to Form 10-K for the year ended
                  December 31, 1995, and incorporated herein by reference
         (13)     Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended
                  September 30, 1998, and incorporated herein by reference
         (14)     Filed as Exhibit 10.2 to Form 10-Q for the quarter ended
                  September 30, 1999, and incorporated herein by reference
         (15)     Filed as Exhibit 10.2 to Form 10-Q/A-2 for the quarter ended
                  September 30, 1998, and incorporated herein by reference
         (16)     Filed as Exhibit 10.20 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (17)     Filed as Exhibit 10.21 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (18)     Filed as Exhibit 10.22 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (19)     Filed as Exhibit 10.23 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (20)     Filed as Exhibit 10.24 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (21)     Filed as Exhibit 10.27 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (22)     Filed as Exhibit 10.28 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (23)     Filed as Exhibit 10.29 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (24)     Filed as Exhibit 10.30 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (25)     Filed as Exhibit 10.37 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (26)     Filed as Exhibit 10.38 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (27)     Filed as Exhibit 10.39 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (28)     Filed as Exhibit 10.40 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (29)     Filed as Exhibit 10.41 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (30)     Filed as Exhibit 10.44 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (31)     Filed as Exhibit 10.45 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (32)     Filed as Exhibit 10.46 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (33)     Filed as Exhibit 10.47 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (34)     Filed as Exhibit 10.50 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (35)     Filed as Exhibit 10.36 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (36)     Filed as Exhibit 10.37 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (37)     Filed as Exhibit 10.38 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference

         (38)     Filed as Exhibit 10.39 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (39)     Filed as Exhibit 10.40 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (40)     Filed as Exhibit 10.41 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (*)      Management contract or Compensation plan or arrangement

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


                                         COMMUNITY BANCSHARES, INC.


Date:      March 24, 2000          By   /s/ Kennon R. Patterson, Sr.
       ------------------------       -----------------------------------
                                      KENNON R. PATTERSON, SR.
                                      CHAIRMAN AND CHIEF EXECUTIVE
                                      OFFICER


Date:      March 24, 2000          By   /s/ Michael A. Bean
       -----------------------        -----------------------------------
                                      MICHAEL A. BEAN
                                      ACTING CHIEF ACCOUNTING OFFICER




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

       Directors                                                                           Date
       ---------                                                                           ----

  /s/ Glynn Debter                                                                       March 24, 2000
---------------------------------------                                                ----------------------
GLYNN DEBTER


  /s/ Roy B. Jackson                                                                     March 24, 2000
---------------------------------------                                                ----------------------
ROY B. JACKSON


  /s/ Denny Kelly                                                                        March 24, 2000
---------------------------------------                                                ----------------------
DENNY KELLY

            Directors                                                                           Date
            ---------                                                                           ----

  /s/ John J. Lewis, Jr.                                                                 March 24, 2000
------------------------------------                                                  -----------------
JOHN J. LEWIS, JR.


  /s/ Loy McGruder                                                                       March 24, 2000
------------------------------------                                                  -----------------
LOY MCGRUDER


  /s/ Hodge Patterson, III                                                               March 24, 2000
------------------------------------                                                  -----------------
HODGE PATTERSON, III


  /s/ Kennon R. Patterson, Sr.                                                           March 24, 2000
------------------------------------                                                  -----------------
KENNON R. PATTERSON, SR.


  /s/ Merritt Robbins                                                                    March 24, 2000
------------------------------------                                                  -----------------
MERRITT ROBBINS


  /s/ Robert O, Summerford                                                               March 24, 2000
------------------------------------                                                  -----------------
ROBERT O. SUMMERFORD


  /s/ Bishop K. Walker, Jr.                                                              March 24, 2000
------------------------------------                                                  -----------------
BISHOP K. WALKER, JR.


  /s/ Wayne Washam                                                                       March 24, 2000
------------------------------------                                                  -----------------
WAYNE WASHAM

                      [This page intentionally left blank]

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                  -----------





                                  EXHIBITS TO





                           ANNUAL REPORT ON FORM 10-K


                                    for the


                          Year Ended December 31, 1999





                                  -----------





                           COMMUNITY BANCSHARES, INC.

                                 P.O. BOX 1000

                                  MAIN STREET

                          BLOUNTSVILLE, ALABAMA 35031





================================================================================

                      [This page intentionally left blank]

        Exhibits
        --------

         3.1      Certificate of Incorporation, as amended (1)
         3.2      Certificate of Amendment to the Certificate of Incorporation,
                  changing the name of the Registrant to Community Bancshares,
                  Inc. (2)
         3.3      By-Laws of Registrant, as amended and restated January 1999
                  (3)
         3.4      Certificate of Amendment to the Certificate of Incorporation,
                  providing for directors' indemnification (4)
         3.5      Certificate of Amendment to the Certificate of Incorporation,
                  increasing the number of authorized shares (5)
         3.6      Amended Certificate of Amendment of the Certificate of
                  Incorporation, increasing the number of authorized shares (6)
         4.1      Certificate of Registrant establishing the Series 1984-1
                  Preferred Stock, dated August 17, 1984 ("Certificate of Stock
                  Designation") (7)
         4.2      Certificate of Amendment to the Certificate of Stock
                  Designation (8)
         4.3      Rights Agent Agreement, dated January 13, 1999, between
                  Community Bancshares, Inc. and the Bank of New York (9)
         10.1     Promissory Note, Guaranty and Pledge Agreement, dated December
                  1, 1998, by and between Community Bancshares, Inc. and
                  Colonial Bank, N.A. (10)
         10.2     Plan document for the Community Bancshares, Inc. Benefit
                  Restoration Plan adopted April 12, 1994, effective January 1,
                  1995 (11) (*)
         10.3     Subordinated Promissory Note, dated October 4, 1994, between
                  Community Bancshares, Inc. as borrower and Jeffrey K.
                  Cornelius as holder (12)
         10.4     Employment Agreement, dated March 28, 1996 by and between
                  Kennon R. Patterson, Sr. and Community Bancshares, Inc. (13)
                  (*)
         10.5     Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares,
                  Inc. (14) (*)
         10.6     Employment Agreement, dated March 28, 1996, by and between
                  Bishop K. Walker, Jr. and Community Bancshares, Inc. (15) (*)
         10.7     Stock Option Agreement between Community Bancshares, Inc. and
                  Kennon R. Patterson, Sr., dated March 28, 1996 (16) (*)
         10.8     Stock Option Agreement between Community Bancshares, Inc. and
                  Bishop K. Walker, dated March 28, 1996 (17) (*)
         10.9     Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 28,1996 (18) (*)
         10.10    Stock Option Agreement between Community Bancshares, Inc. and
                  Hodge Patterson, III, dated March 28, 1996 (19) (*)
         10.11    Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 28, 1996 (20) (*)
         10.12    Stock Option Agreement between Community Bancshares, Inc. and
                  Merritt Robbins, dated March 28, 1996 (21) (*)
         10.13    Stock Option Agreement between Community Bancshares, Inc. and
                  Wayne Washam, dated March 28, 1996 (22) (*)
         10.14    Stock Option Agreement between Community Bancshares, Inc. and
                  Glynn Debter, dated March 28, 1996 (23) (*)
         10.15    Stock Option Agreement between Community Bancshares, Inc. and
                  Robert O. Summerford, dated March 28, 1996 (24) (*)
         10.16    Stock Option Agreement between Community Bancshares, Inc. and
                  Kennon R. Patterson, Sr., dated March 27, 1997 (25) (*)
         10.17    Stock Option Agreement between Community Bancshares, Inc. and
                  Bishop K. Walker, Jr., dated March 27, 1997 (26) (*)
         10.18    Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 27, 1997 (27) (*)
         10.19    Stock Option Agreement between Community Bancshares, Inc. and
                  Hodge Patterson, III, dated March 27, 1997 (28) (*)

         10.20    Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 27, 1997 (29) (*)
         10.21    Stock Option Agreement between Community Bancshares, Inc. and
                  Merritt Robbins, dated March 27, 1997 (30) (*)
         10.22    Stock Option Agreement between Community Bancshares, Inc. and
                  Wayne Washam, dated March 27, 1997 (31) (*)
         10.23    Stock Option Agreement between Community Bancshares, Inc. and
                  Glynn Debter, dated March 27, 1997 (32) (*)
         10.24    Stock Option Agreement between Community Bancshares, Inc. and
                  Robert O. Summerford, dated March 27, 1997 (33) (*)
         10.25    Stock Option Agreement between Community Bancshares, Inc. and
                  John J. Lewis, Jr., dated March 27, 1997 (34) (*)
         10.26    Stock Option Agreement between Community Bancshares, Inc. and
                  Kennon R. Patterson, Sr., dated March 26, 1998 (35) (*)
         10.27    Stock Option Agreement between Community Bancshares, Inc. and
                  Bishop K. Walker, Jr., dated March 26, 1998 (36) (*)
         10.28    Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 26, 1998 (37) (*)
         10.29    Stock Option Agreement between Community Bancshares, Inc. and
                  Hodge Patterson, III, dated March 26, 1998 (38) (*)
         10.30    Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 26, 1998 (39) (*)
         10.31    Form of Stock Option Agreement between Community Bancshares,
                  Inc. and grantees, dated March 26, 1998 (40) (*)
         10.32    Form of Change in Control Agreement between Community
                  Bancshares, Inc. and each of Kennon R. Patterson, Sr., Bishop
                  K. Walker, Jr., Denny Kelly, Hodge Patterson, III, Loy
                  McGruder, Michael A. Bean and William H. Caughran, Jr., dated
                  December 4, 1999 (*)
         10.33 Form of Stock Option Agreement for Non-Employee Directors between Community Bancshares, Inc., and each of Glynn Debter,
                  Roy B. Jackson, John J. Lewis, Jr., Merritt Robbins, Robert O.
                  Summerford and Wayne Washam, dated December 4, 1999 (*)
         10.34    Form of Stock Option Agreement for Employees between Community
                  Bancshares, Inc., and each of Kennon R. Patterson, Sr., Bishop
                  K. Walker, Jr., Denny Kelly, Hodge Patterson, III, Loy
                  McGruder, Michael A. Bean and William H. Caughran, Jr., dated
                  December 4, 1999 (*)

         11       Statement of computation of earnings per common share
         12       Statement of Computation of Ratios
         21       Subsidiaries of the Registrant
         24       Power of Attorney (included on page 95)
         27       Financial Data Schedule


Notes to Exhibits:

         (1) Filed as appendix II to the Proxy Statement included in Part I of the Registration Statement on Form S-14, Registration No
                  2-92974, and incorporated herein by reference
         (2)      Filed as Exhibit 4 to Form 10-K for the year ended December
                  31, 1985, and incorporated herein by reference
         (3)      Filed as Exhibit 3.3 to Form 10-K for the year ended December
                  31, 1998, and incorporated herein by reference
         (4)      Filed as Exhibit 3.4 to Form 10-K for the year ended December
                  31, 1987, and incorporated herein by reference
         (5)      Filed as Exhibit 3.5 to Form 10-K for the year ended December
                   31, 1993, and incorporated herein by reference
         (6)      Filed as Exhibit 3 to Form 10-Q/A-1 for the quarter ended
                  September 30, 1998, and incorporated herein by reference

         (7) Filed as Appendix I to the Proxy Statement included in Part I of the Registration Statement on Form S-14, Registration No.
                  2-92974, and incorporated herein by reference
         (8)      Filed as Exhibit 4.1 to the Registration Statement on Form
                  S-1, Registration No. 33-7032, and incorporated herein by reference
         (9) Filed as Exhibit 4.1 to Form 8-A, filed January 21, 1999, and incorporated herein by reference
         (10)     Filed as Exhibit 10.2 to Form 10-K for the year ended December
                  31, 1998, and incorporated herein by reference
         (11)     Filed as Exhibit 10.13 to Form 10-K for the year ended
                  December 31, 1995, and incorporated herein by reference
         (12)     Filed as Exhibit 10.15 to Form 10-K for the year ended
                  December 31, 1995, and incorporated herein by reference
         (13)     Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended
                  September 30, 1998, and incorporated herein by reference
         (14)     Filed as Exhibit 10.2 to Form 10-Q for the quarter ended
                  September 30, 1999, and incorporated herein by reference
         (15)     Filed as Exhibit 10.2 to Form 10-Q/A-2 for the quarter ended
                  September 30, 1998, and incorporated herein by reference
         (16)     Filed as Exhibit 10.20 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (17)     Filed as Exhibit 10.21 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (18)     Filed as Exhibit 10.22 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (19)     Filed as Exhibit 10.23 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (20)     Filed as Exhibit 10.24 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (21)     Filed as Exhibit 10.27 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (22)     Filed as Exhibit 10.28 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (23)     Filed as Exhibit 10.29 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (24)     Filed as Exhibit 10.30 to Form 10-K for the year ended
                  December 31, 1996, and incorporated herein by reference
         (25)     Filed as Exhibit 10.37 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (26)     Filed as Exhibit 10.38 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (27)     Filed as Exhibit 10.39 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (28)     Filed as Exhibit 10.40 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (29)     Filed as Exhibit 10.41 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (30)     Filed as Exhibit 10.44 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (31)     Filed as Exhibit 10.45 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (32)     Filed as Exhibit 10.46 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (33)     Filed as Exhibit 10.47 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (34)     Filed as Exhibit 10.50 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference


         (35)     Filed as Exhibit 10.36 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (36)     Filed as Exhibit 10.37 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (37)     Filed as Exhibit 10.38 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (38)     Filed as Exhibit 10.39 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (39)     Filed as Exhibit 10.40 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (40)     Filed as Exhibit 10.41 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (*)      Management contract or Compensation plan or arrangement


Certain financial statements schedules and exhibits have been omitted because they are not applicable.


              [The remainder of this page intentionally left blank]