Form 10-Q
period 2000-03-31
COMMUNITY BANCSHARES INC /DE/
filed 2000-05-12
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File No. 000-16461

                           COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                                                     63-0868361
           ------------------------                                -----------------------------------
           (State of Incorporation)                                (I.R.S. Employer Identification No.)


68149 Main Street, P. O. Box 1000, Blountsville, AL                                35031
---------------------------------------------------                                -----
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

                           Yes   [X]       No   [ ]


As of April 30, 2000, there were 4,674,995 shares of the Registrant's Common Stock, $.10 par value per share, outstanding.

                                     INDEX
                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                                                 PAGE
-----------------------------                                                                                 ----

Item 1. Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition - March 31, 2000
         and December 31, 1999............................................................................       4

         Consolidated Statements of Income - Three months ended March 31,
         2000 and 1999....................................................................................       5

         Consolidated Statements of Other Comprehensive Income - Three months
         ended March 31, 2000 and 1999....................................................................       6

         Consolidated Statements of Cash Flows - Three months ended March 31,
         2000 and 1999....................................................................................       7

         Notes to Consolidated Financial Statements - March 31, 2000......................................       9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................................................      12

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................      19


PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings.................................................................................      20

Item 2. Changes in Securities and Use of Proceeds.........................................................      20

Item 6. Exhibits and Reports on Form 8-K..................................................................      21

(a)  Exhibits:

Exhibit Number                                                 Description of Exhibit
--------------                                                 ----------------------

3.1                          Certificate of Incorporation, as amended (Filed as Appendix II to the Proxy Statement included in Part I of the Registrations Statement on Form S-14, Registration No. 2-92974,
                             and incorporated herein by reference)

3.2                          Certificate of Amendment to the Certificate of Incorporation, changing the name of the
                             Registrant to Community Bancshares, Inc. (Filed as Exhibit 4 to Form 10-K for the year
                             Ended December 31, 1985, and incorporated herein by reference)

3.3                          By-laws of Registrant, as amended and restated January 1999 (Filed as Exhibit 3.3 to
                             Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

3.4                          Certificate of Amendment to the Certificate of Incorporation, providing for directors'
                             indemnification (Filed as Exhibit 3.4 to Form 10-K for the year ended December 31,
                             1987, and incorporated herein by reference)

3.5                          Certificate of Amendment to the Certificate of Incorporation, increasing the number of authorized shares (Filed as Exhibit 3.5 to Form 10-K for the year ended December 31,
                             1993, and incorporated herein by reference)

3.6                          Amended Certificate of Amendment to the Certificate of Incorporation, increasing the number of authorized shares (Filed as Exhibit 3 to Form 10-Q/A-1 for the quarter ended
                             September 30, 1998, and incorporated herein by reference)

Exhibit Number                                                 Description of Exhibit
--------------                                                 ----------------------


4.1                          Certificate of Registrant establishing the Series 1984-1 Preferred Stock dated August 17,
                             1984 ("Certificate of Stock Designation") (Filed as Appendix I to the Proxy Statement
                             included in Part I of the Registration Statement on Form S-14, Registration No. 2-92974,
                             and incorporated herein by reference)

4.2                          Certificate of Amendment to the Certificate of Stock Designation (Filed as Exhibit 4.1 to
                             the Registration Statement of Form S-1, Registration No 33-7032, and incorporated herein by reference)

4.3                          Rights Agent Agreement, dated January 13, 1999, between Community Bancshares, Inc.
                             and the Bank of New York (Filed as Exhibit 4.1 to Form 8-A, filed January 21, 1999, and incorporated herein by reference)

4.4                          Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and the Bank of New York

10.1                         Amended and Restated Declaration of Trust, dated March 23, 2000, by and between the
                             Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc.
                             and Community (AL) Capital Trust I

10.2                         Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc.
                             and The Bank of New York

10.3                         Placement Agreement, dated March 23, 2000, between Community (AL) Capital Trust I,
                             Community Bancshares, Inc. and Salomon Smith Barney, Inc.

11                           Computation of Earnings Per Share

27                           Financial Data Schedule  (for the SEC use only)


(b)  Reports on Form 8-K


SIGNATURES

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              MARCH 31,               December 31,
                                                                               2000                       1999
                                                                          --------------            --------------
                                                                            (UNAUDITED)
ASSETS
  Cash.................................................................   $    6,181,894            $   11,698,392
  Due from banks.......................................................       18,194,600                15,099,119
  Interest-bearing deposits with banks.................................          700,000                   700,000
  Federal funds sold...................................................        4,000,000                       -0-
  Securities available for sale........................................       97,013,887                96,847,273
  Loans................................................................      515,725,594               499,297,647
  Less: Unearned income................................................          421,408                   571,295
          Allowance for loan losses....................................        2,841,441                 2,603,128
                                                                          --------------            --------------
             NET LOANS.................................................      512,462,745               496,123,224

  Premises and equipment, net..........................................       36,777,949                35,683,614
  Accrued interest.....................................................        6,693,374                 6,537,114
  Intangibles, net.....................................................        7,025,864                 7,156,449
  Other real estate....................................................          813,941                   766,005
  Other assets.........................................................        7,125,145                 4,287,061
                                                                          --------------            --------------
             TOTAL ASSETS..............................................   $  696,989,399            $  674,898,251
                                                                          ==============            ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
      Noninterest-bearing..............................................   $   70,809,170            $   64,840,153
      Interest-bearing.................................................      520,307,843               508,420,641
                                                                          --------------            --------------
               TOTAL DEPOSITS..........................................      591,117,013               573,260,794
  Other short-term borrowings..........................................        1,237,614                 2,493,842
  Accrued interest.....................................................        4,058,110                 3,743,606
  FHLB borrowing.......................................................       38,000,000                40,000,000
  Long-term debt.......................................................        6,404,528                 6,637,162
  Guaranteed preferred beneficial interest in the Company's junior
      subordinated deferrable interest debentures......................       10,000,000                       -0-
  Other liabilities....................................................        4,843,364                 4,287,471
                                                                          --------------            --------------
               TOTAL LIABILITIES.......................................      655,660,629               630,422,875
  Shareholders' equity
       Preferred stock, par value $.01 per share, 200,000 shares
           authorized, no shares issued................................              -0-                       -0-
       Common stock, par value $.10 per share, 20,000,000 shares
           authorized, 4,674,995 shares issued as of March 31, 2000 and
           4,665,514 shares issued as of December 31, 1999.............          467,499                   466,551
     Capital surplus...................................................       29,633,369                29,411,513
     Retained earnings.................................................       16,027,086                19,038,875
     Unearned ESOP shares - 216,271 and 221,321 shares as of
           March 31, 2000 and December 31, 1999, respectively..........       (2,750,298)               (2,788,442)
      Accumulated other comprehensive income...........................       (2,048,886)               (1,653,121)
                                                                          --------------            --------------
                  TOTAL SHAREHOLDERS' EQUITY...........................       41,328,770                44,475,376
                                                                          --------------            --------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........   $  696,989,399            $  674,898,251
                                                                          ==============            ==============


                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                  ----------------------------
                                                                                     2000             1999
                                                                                  -----------     ------------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans...........................................           $12,805,249     $ 10,650,297
  Interest on investment securities:
  Taxable securities...................................................             1,339,448        1,237,714
  Securities exempt from federal income taxes..........................               125,848          212,343
  Interest on federal funds sold.......................................                30,799              -0-
  Interest on deposits in other banks..................................                13,733           37,288
                                                                                  -----------     ------------
          TOTAL REVENUE FROM EARNING ASSETS............................            14,315,077       12,137,642
                                                                                  -----------     ------------
INTEREST EXPENSE
  Interest on deposits.................................................             6,741,700        5,744,087
  Interest on other short-term borrowings..............................                29,556          122,542
  FHLB borrowing.......................................................               526,709              -0-
  Interest on long-term debt...........................................               166,759          150,308
                                                                                  -----------     ------------
          TOTAL INTEREST EXPENSE.......................................             7,464,724        6,016,937
                                                                                  -----------     ------------

NET INTEREST INCOME....................................................             6,850,353        6,120,705
Provision for loan losses..............................................             1,008,102          379,792
                                                                                  -----------     ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....................             5,842,251        5,740,913
NONINTEREST INCOME
 Service charges on deposits...........................................               981,616          800,729
 Insurance commissions.................................................               578,952          495,651
 Bank club dues........................................................               175,554          172,701
 Debt cancellation fees................................................               196,043          106,681
 Other operating income................................................               589,229          290,712
 Investment securities losses..........................................               (26,886)             -0-
                                                                                  -----------     ------------
          TOTAL NONINTEREST INCOME.....................................             2,494,508        1,866,474
                                                                                  -----------     ------------
NONINTEREST EXPENSES
  Salaries and employee benefits.......................................             4,783,129        4,141,804
  Occupancy expense....................................................               645,166          615,378
  Furniture and equipment expense......................................               463,048          417,193
  Director and committee fees..........................................               148,504          169,487
  Other operating expense..............................................             1,576,291        1,488,843
                                                                                  -----------     ------------
          TOTAL NONINTEREST EXPENSES...................................             7,616,138        6,832,705
                                                                                  -----------     ------------

Income before income taxes.............................................               720,621          774,682
PROVISION FOR INCOME TAXES.............................................               233,274          188,228
                                                                                  -----------     ------------
          NET INCOME...................................................           $   487,347     $    586,454
                                                                                  ===========     ============

NET INCOME PER COMMON SHARE - BASIC....................................           $      0.11     $       0.13
NET INCOME PER COMMON SHARE - DILUTED..................................           $      0.10     $       0.13


                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                    2000            1999
                                                                                 ----------      ----------
Net income...............................................................        $  487,347      $  586,454
Components of other comprehensive income:
  Unrealized holding losses arising during the period....................          (686,494)       (642,715)
  Reclassification adjustments for net losses included
       in net income.....................................................            26,886             -0-
                                                                                 ----------      ----------
 Other comprehensive losses before income taxes..........................          (659,608)       (642,715)
 Income tax benefit related to other
       Comprehensive losses..............................................          (263,843)       (257,086)
                                                                                 ----------      ----------
 Total other comprehensive loss..........................................          (395,765)       (385,629)
                                                                                 ----------      ----------

Comprehensive income.....................................................        $   91,582      $  200,825
                                                                                 ==========      ==========


             [The remainder of this page intentionally left blank]


                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                               -----------------------------
                                                                                   2000             1999
                                                                               -----------      ------------
OPERATING ACTIVITIES
  Net income...........................................................        $   487,347      $   586,454
 Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses....................................          1,008,102          229,792
          Provision for depreciation and amortization..................            610,317          535,223
          Amortization of investment security premiums and
              accretion of discounts...................................             38,081           27,919
          Deferred tax (benefit)/expense...............................           (116,810)          49,532
          Loss/(gain) on sale of premises and equipment................                824           (2,462)
          Realized investment security losses..........................             26,886              -0-
          (Increase)/decrease in accrued interest receivable...........           (156,260)         151,595
          Increase/(decrease) in accrued interest payable..............            314,504         (100,944)
          Other........................................................         (2,159,936)      (1,889,618)
                                                                               -----------      -----------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES..........             53,055         (412,509)
                                                                               -----------      -----------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities - AFS...................          4,684,487              -0-
  Proceeds from maturity of investment securities - AFS................         16,893,838        4,332,372
  Purchase of investment securities - AFS..............................        (22,469,514)      (3,478,148)
  Net increase in loans to customers...................................        (17,347,623)      (9,915,414)
  Proceeds from sale of premises and equipment.........................            117,660           37,949
  Net proceeds from sale of other real estate..........................            210,462          105,958
  Capital expenditures.................................................         (1,692,551)      (1,537,859)
                                                                               -----------      -----------
                    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES...        (19,603,241)     (10,455,142)
                                                                               -----------      -----------
FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
       and savings accounts............................................          7,260,243        1,236,352
  Net increase/(decrease) in certificates of deposit...................         10,595,976       (1,686,011)
  Net(decrease)/increase in short-term borrowings......................         (1,256,228)       7,811,227
  Decrease in FHLB borrowings..........................................         (2,000,000)             -0-
  Decrease in long-term debt...........................................           (194,490)        (191,520)
  Issuance of guaranteed preferred beneficial interest in Company's
       junior subordinated deferrable interest debentures..............         10,000,000              -0-
  Proceeds from issuance of common stock...............................            222,804          169,537
  Cash dividends.......................................................         (3,499,136)      (2,788,754)
                                                                               -----------      -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES............         21,129,169        4,550,831
                                                                               -----------      -----------

Net increase/(decrease) in cash and cash equivalents...................        $ 1,578,983      $(6,316,820)

Cash and cash equivalents at beginning of period.......................         26,797,511       25,553,170
                                                                               -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................        $28,376,494      $19,236,350
                                                                               ===========      ===========


                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                 ----------------------------
                                                                                     2000             1999
                                                                                 -----------      -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest..........................................................        $ 7,779,228      $ 5,860,649
       Income taxes......................................................              4,110          119,410

Supplemental schedule of non-cash investing and financing activities:

Upon the pledging of purchased shares to obtain additional ESOP debt of $1,076,958 on december 1, 1998, long-term debt was increased and equity was decreased. the debt was reduced and shares amounting to $38,143 and $41,847 were released during the three month periods ended march 31, 2000 and 1999, respectively, as a result of payments made by the company's ESOP on the outstanding ESOP debt.

Net unrealized losses on investment securities available for sale increased by $659,608 during the three months ended MARCH 31, 2000.


             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]


                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - INVESTMENT SECURITIES

At March 31, 2000 and December 31, 1999, the Company's investment securities were categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity (Accumulated Other Comprehensive Income) until realized.

At March 31, 2000, the Company's available-for-sale investment securities reflected net unrealized losses of $3,414,810, which resulted in a decrease in shareholders' equity of $2,048,886, net of a deferred tax asset. The net decrease in shareholders' equity as a result of this mark to market adjustment from December 31, 1999 to March 31, 2000 was $395,765.

NOTE C - CAPITAL SECURITIES

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the Capital Securities and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines.

The Capital Securities accrue and pay distributions semiannually at a rate of 10.875% per annum of the stated liquidation value of $1,000 per Capital Security. The Company has entered into an agreement which fully and unconditionally guarantees payment, to the extent that the Trust has funds therefore, of: (i) accrued and unpaid distributions required to be paid on the Capital Securities; (ii) the redemption price with respect to any capital securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary liquidation, winding up or termination of the Trust.

The Capital Securities are mandatorily redeemable upon the maturity of the debentures on March 8, 2030, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the
Trust: (i) in whole or in part, on or after March 8, 2010, and (ii) in whole (but not in part) at any time within 90 days following the occurrence and during the continuation of a tax event, capital treatment event, or investment company event (each as defined in the indenture). As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be a percentage of the principal amount, ranging from 105.438 percent in 2010 to 100.00 percent in and after 2020, plus accrued but unpaid interest.

NOTE D - SHAREHOLDERS' EQUITY

Annual dividends of $.75 and $.60 per share were declared by the Company's Board of Directors on its common stock and paid in January of 2000 and 1999, respectively. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries and regulatory restrictions.

On March 28, 1996, the Company issued a total of 270,000 options to its directors to purchase shares of the Company's common stock. The options were issued to the directors based upon their years of service and their positions with the Company. Each of the stock option agreements contained an exercise price of $10.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. The options are exercisable through March 27, 2001. In March 1997, an additional 103,000 options were issued to the Company's directors with an exercise price of $12.50 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 26, 2002. In March 1998, 203,331 options were issued to directors and certain senior officers with an exercise price of $15.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 25, 2003. In December 1999, 204,000 options were issued to directors and certain senior officers with an exercise price of $20.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through December 3, 2004. Each of the above described options is treated as non-qualified options under the provisions of the Internal Revenue Code. The agreements evidencing these options also contain a provision whereby the Company will compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

Options that have an exercise price below the current fair value of the Company's common stock are assumed to be exercised in the calculation of diluted average shares of common stock outstanding, causing the equivalent average number of shares outstanding on a diluted basis to be 207,749 shares greater than that used to calculate basic earnings per share for the three months ended March 31, 2000. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 109,877 shares at March 31, 1999.

NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions to the ESOP are made at the discretion of the Company's Board of Directors, but may not be less than the amount required to cover the debt service on the ESOP loan. Employer contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Code imposes a limit ($170,000 in 2000) on the amount of compensation which may be considered under the ESOP.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The initial monthly principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At March 31, 2000, the monthly payment was $33,294. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. As of March 31, 2000, there were 216,271 unreleased shares with a fair value of approximately $5,407,000. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statements and reduce its shareholders' equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which is used to pay interest on the ESOP debt ($59,541 and $55,344 during the first quarter of 2000 and 1999, respectively) is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares are treated as other income of the ESOP.

At March 31, 2000 and December 31, 1999, the Company's financial statements reflect long term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,750,298 and $2,788,442, respectively.

Company contributions to the ESOP amounted to $97,684 and $95,032 for the three months ended March 31, 2000 and 1999, respectively.

NOTE F - CONTINGENCIES

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

                                    ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the financial condition and results of operations of Community Bancshares, Inc. (the "Company") and its subsidiaries. Unless the context otherwise indicates, the Company shall include the Company and its subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, non-interest expenses, pending litigation, non-compliant and impaired loans originated in Community Bank's Ft. Payne, Alabama office, capital requirements, operating strategy, dependence on Community Bank, interest rate sensitivity, market risk and impact of Year 2000 issues. We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions, government fiscal and monetary policies and prevailing interest rates, effectiveness of the Company's interest rate strategies, changes in laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, competition from other financial services companies, Year 2000 compliance issues, the Company's ability to obtain reimbursement from its fidelity bond insurance carrier or other persons responsible for originating non-compliant and impaired loans in Community Bank's Ft. Payne, Alabama office and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

FINANCIAL CONDITION

MARCH 31, 2000 COMPARED TO DECEMBER 31, 1999

LOANS

Loans comprised the largest single category of the Company's earning assets on March 31, 2000. Loans, net of unearned income and reserve for loan losses, were 73.5% of total assets at both March 31, 2000 and December 31, 1999. Loans, net of unearned income and allowance for loan losses, were $512,462,745 at March 31, 2000, representing a 3.3% increase from the December 31, 1999 total of $496,123,224.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Investment securities increased $166,614, or 0.2%, to $97,013,887 at March 31, 2000 compared to $96,847,273 at December 31, 1999. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Short-term investments in the form of interest-bearing deposits with banks were $700,000 at both March 31, 2000 and December 31, 1999. The Company had $4,000,000 in federal funds sold at March 31, 2000 compared to none at December 31, 1999. Increase in federal funds sold is due primarily to growth in deposits.

ASSET QUALITY

Between December 31, 1999 and March 31, 2000, the ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) improved from 0.54 at year-end 1999 to 1.03 at March 31,2000. The ratio of total nonperforming assets to total assets declined to 0.004 at March 31, 2000 from 0.007 at year-end 1999, while the ratio of nonperforming loans to total loans decreased to 0.004 at March 31, 2000 from 0.008 at December 31, 1999. The changes in these ratios were due primarily to decreases in loans past due 90 days or more and nonaccrual loans. Other real estate did not change significantly during the first quarter of 2000.

DEPOSITS

Total deposits of $591,117,013 at March 31, 2000 reflected an increase of $17,856,219, or 3.1%, compared to total deposits of $573,260,794 at year-end 1999. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $5,969,017, or 9.2%, from year-end 1999 to March 31, 2000, and interest-bearing deposits increased $11,887,202, or 2.3%, from year-end 1999 to March 31, 2000. Certificates of deposit of $100,000 or more increased $2,303,357, or 2.0%, during the first quarter of 2000.

OTHER SHORT-TERM BORROWINGS

Other short-term borrowings totaled $1,237,614 at March 31, 2000, a $1,256,228, or 50.4%, decrease from the December 31, 1999 level of $2,493,842. At the end of the first quarter of the year 2000, short-term borrowings consisted primarily of the U. S. Treasury Tax and Loan Note Option account and securities sold under agreement to repurchase. Balances under the U. S. Treasury Tax and Loan Note Option are subject to call at any time by the U. S. Treasury. The decrease during the first quarter of 2000 was due primarily to a decrease in the balances outstanding under the U. S. Treasury Tax and Loan Note Option.

FHLB BORROWINGS AND LONG-TERM DEBT

At March 31, 2000 and December 31, 1999, the Company had notes payable totaling $6,404,528 and $6,637,162, respectively.

In December 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At March 31, 2000 and December 31, 1999, the amounts outstanding were $1,956,630 and $2,134,505, respectively, due December 2002, bearing interest at a floating prime rate, and collateralized by 100% of the common stock of Community Bank, the Company's subsidiary bank. The note agreement contains provisions which limit the Company's right to transfer or issue shares of its subsidiary bank's stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to 24 monthly principal payments, provided that no more than 6 consecutively scheduled installments are deferred.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The initial monthly principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At March 31, 2000, the monthly payment was $33,294. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,750,298 at March 31, 2000 and $2,788,442 at December 31, 1999, secured by 216,271 and 221,321 of unreleased shares of Company common stock, respectively.

On October 4, 1994, the Company entered into a 20-year subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,697,600 at March 31, 2000 and $1,714,215 at December 31, 1999.

Since June 1999, Community Bank, the Company's subsidiary bank, has borrowed funds under the Federal Home Loan Bank of Atlanta's "Convertible Advance Program." These advances have had original maturities of 10-year (120 months), with stated call features during the life of the obligation, at fixed interest rates for the life of the obligations. Principal is due at final maturity or on a stated call date, with interest payable each quarter. At December 31, 1999, Community Bank had an outstanding advance of $40,000,000. This advance had a final maturity of September 1, 2009 (120 months), with a call feature every 6 months during the life of the obligation, and carried a fixed rate of 4.99% per annum. Due to a stated call of this obligation on March 1, 2000, Community Bank made a $2,000,000 reduction in the amount advanced under the FHLB "Convertible Advance Program" and refinanced $38,000,000. This new obligation having a final maturity of March 1, 2010 (120 months), a call feature every 12 months during the life of the obligation, and a fixed interest rate of 5.93% per annum with interest payable each quarter. At March 31, 2000, outstanding funds advanced to Community Bank under the FHLB "Convertible Loan Program" totaled $38,000,000.

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). The proceeds from the issuance of the Capital Securities and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. The principal balance outstanding is due at maturity. However, as specified in the indenture, the debentures can be redeemed prior to maturity at a redemption price equal to a percentage of the principal amount, ranging from 105.438% in the year 2010 to 100.00% in and after the year 2020, plus accrued but unpaid interest. As of March 31, 2000, the Company's consolidated financial statements reflected $10,000,000 in junior subordinated deferrable interest debentures, after the effects of elimination. See Note C to the Consolidated Financial Statements.

Maturities of long-term debt and FHLB borrowings for the years ending December 31, are as follows:

                                                                                                                 Junior
                                                    Notes           Subordinated             FHLB             Subordinated
                                                   Payable              Debt              Borrowings           Debentures
                                               ---------------    -----------------    ----------------    ------------------
2000.........................................  $       660,645    $          51,623    $            -0-    $              -0-
2001.........................................          895,476               73,171          38,000,000                   -0-
2002.........................................          912,234               78,461                 -0-                   -0-
2003.........................................          219,019               84,133                 -0-                   -0-
2004.........................................          238,970               90,215                 -0-                   -0-
Thereafter...................................        1,780,584            1,319,997                 -0-            10,000,000
                                               ---------------    -----------------    ----------------    ------------------
                                               $     4,706,928    $       1,697,600    $     38,000,000    $       10,000,000
                                               ===============    =================    ================    ==================

SHAREHOLDERS' EQUITY

Company shareholders' equity decreased $3,146,606, or 7.1%, from $44,475,376 at December 31, 1999 to $41,328,770 at March 31, 2000, due to net earnings of $487,347, the payment of a cash dividend of $3,499,136, the reduction of ESOP debt by $38,144, the issuance of additional common stock for $222,804, and an increase in unrealized losses, net of a deferred tax assets, on securities available for sale totaling $395,765.

CAPITAL RESOURCES

Bank regulatory authorities have placed increased emphasis on the maintenance of adequate capital, and subsequently developed risk-based capital guidelines. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity and junior subordinated deferrable interest debentures (see Note C to the Consolidated Financial Statements), less goodwill, amounted to $47,644.453 at March 31, 2000. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components are referred to as Total Risk-Based capital and was $51,953,975 at March 31, 2000.

As of March 31, 2000, the Company and Community Bank, its banking subsidiary, were classified as well capitalized under the financial institutions regulatory framework. Management has reviewed and will continue to monitor the Company's asset mix, product pricing and loan loss allowance, which are the areas determined to be most affected by these requirements.


             [The remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

SUMMARY

Net earnings of the Company for the three months ended March 31, 2000 were $487,347, compared to $586,454 for the same period in 1999, representing a 16.9% decline. Basic net income per share was $.11 for the three months ended March 31, 2000 as compared to $.13 for the same period in 1999. Fully diluted net income per share was $.10 and $.13 for the three months ended March 31, 2000 and 1999, respectively. This decline reflects the impact of rising interest rates on the Company's net interest income, increased provisions to the allowance for loan losses and the cost associated with the Company's expansion activities. Net interest income, before provision for loan losses, increased $729,648, or 11.9%, during the first three months of 2000, as compared to the same period of 1999. The provision for loan losses increased $628,310, or 165.4%, during the three months ended March 31, 2000, as compared to the same period of 1999. Noninterest income increased $628,304, or 33.7%, while noninterest expenses increased $783,433, or 11.5%, during the first quarter of 2000, as compared to the first quarter of 1999.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenues from interest earning assets of the Company during the three months ended March 31, 2000 increased $2,177,435, or 17.9%, to $14,315,077 from $12,137,642 for the same period in 1999. This increase was due to both higher average outstanding balances of earning assets and an increase in the yield on these balances. Average earning assets outstanding during the first quarter of 2000 were $603,346,000, which represents an increase of $68,543,000, or 12.8%, over the level of $534,803,000 for the first quarter of 1999. In addition, the Company's fully taxable equivalent yield on its average earning assets increased 37 basis points to 9.59% during the first three months of 2000, compared to 9.22% for the same period of 1999. Interest expense for the three months ended March 31, 2000 increased $1,447,787, or 24.1%, to $7,464,724 from $6,016,937 for the corresponding period of 1999. This increase was due to both higher average outstanding balances of interest-bearing liabilities and an increase in the rate paid on these balances. Average interest-bearing liabilities during the first quarter of 2000 were $563,900,000, which represents an increase of $79,221,000, or 16.4%, as compared to $484,679,000 for the same period of 1999. The rate paid on average interest-bearing liabilities increased 28 basis points to 5.31% for the three month period ended March 31, 2000, compared to 5.03% for the first three months of 1999. As a result of these factors, net interest income, before provision for loan losses, increased $729,648, or 11.9%, in the three months ended March 31, 2000, compared to the same period of 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses, which is charged to current earnings, is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process.

In evaluating the allowance, management also considers the historical loan loss experience of Community Bank, including its finance company subsidiary, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. Community Bank allocates its allowance for loan losses to specific loan categories based on an average of the previous five years net losses for each loan type.

In September 1998, Community Bank determined that $9,360,000 in automobile and truck loans originated in its Ft. Payne, Alabama Wal-Mart location during a four-month period beginning in May 1998 were not in compliance with the Bank's lending policy. As of December 31, 1999, approximately $5,594,000 of these loans were in default. Community Bank has notified the appropriate authorities and the Bank's fidelity bond insurance carrier, which are currently investigating these loans. Management believes that these non-compliant loans are an isolated occurrence, and that the Company has taken appropriate steps to prevent their re-occurrence. Through December 31, 1999, Community Bank had taken possession of a total of 362 vehicles which served as collateral for such defaulted loans, and had received approximately $2,963,000 from the sale of substantially all of the vehicles. These funds were applied to the outstanding balances of the defaulted loans, reducing the total unpaid balances at December 31, 1999, to approximately $2,631,000. Management has determined that these unpaid balances were impaired and has, therefore, made an appropriate charge to its allowance for loan losses. Although investigation of the Ft. Payne loans has not yet been completed, management currently believes that Community Bank has a valid claim and the right to receive reimbursement from its fidelity bond carrier or through litigation against persons involved in originating the impaired loans, and will not incur any material losses from such loans.

The provision for loan losses was $1,008,102 for the three months ended March 31, 2000 compared to $379,792 for the same period of 1999, representing an increase of $628,310, or 165.4%. This increase in the provision for loan losses during the first quarter of 2000 resulted from management's decision to make provisions for current losses, actual growth in the loan portfolio and to increase the overall level of the allowance for loan losses due to changes in economic changes. Charge-offs exceeded recoveries by $770,000 for the three months ended March 31, 2000. The reserve for loan losses as a percent of outstanding loans, net of unearned income, was 0.55% at March 31, 2000 compared to 0.52% at year-end 1999.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2000 was $2,494,508, compared to $1,866,474 for the same period of 1999. This 33.7% increase was primarily due to an increase in service charges on deposit accounts of $180,887, or 22.6%, from $800,729 in the first quarter of 1999 to $981,616 for the same period of 2000. Other components of noninterest income reflecting increases in the first quarter of 2000 compared to the same period of 1999 are as follows: insurance commissions increased $83,301, or 16.8%; debt cancellation fees increase $89,362, or 83.8%; and other operating income increased $298,517, or 102.7%, primarily due to an increase in title insurance revenues. The Company recorded net losses on the sale of securities of $26,886 during the three months ended March 31, 2000, while there were no investment security sales for the same period of 1999.

NONINTEREST EXPENSES

Noninterest expenses for the three months ended March 31, 2000 were $7,616,138, reflecting a $783,433, or 11.5%, increase over $6,832,705 for the same period of 1999. The primary components of noninterest expenses are salaries and employee benefits, which increased $641,325 for the three months ended March 31, 2000, 15.5% higher than in the same period of 1999. The increases in salaries and employee benefits are due to staffing for new banking locations and expansion as well as merit increases and incentive payments for existing personnel. Occupancy costs increased $29,788, or 4.8%, furniture and equipment expenses rose by $45,855, or 11.0%, while director and committee fees decreased $20,983, or 12.4%. Other operating expenses rose by 5.9% to $1,576,291. As a result of the Company's recent growth, management anticipates that noninterest expenses will remain at least at their current level for the foreseeable future.

The Company's strategy is to make each office of Community Bank, its subsidiary bank, a vital part of the community it serves. Each office has management and personnel similar to a full service, stand-alone bank. Although more expensive, management believes this strategy has been successful for Community Bank, and best serves the Company's communities, customers and shareholders. The Company remains dependent upon Community Bank for most of its earnings.

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes increased $45,046, or 23.9%, to $233,274 for the three months ended March 31, 2000 as compared to $188,228 for the same period of 1999. The effective tax rate of approximately 32.4% for the first quarter of 2000 is less than the statutory rate and represents a increase from the effective tax rate of approximately 24.3% for the same period of 1999. This increase is in part due to the effect of a decline in tax-exempt interest income.

YEAR 2000 ISSUES

As a result of the Company's comprehensive Year 2000 readiness, there was no disruption in the Company's operations during the year-end date change period. The Company has experienced no material adverse impact as a result of Y2K noncompliance by any of the depositors, credit customers and other third parties with which it transacts business. The Company experienced no disruption in operations in connection with February 29, 2000 (the first leap year after year-end 1999,) or March 31, 2000 (the first quarter-end in the year 2000.); however, there remain some associated risks with certain other critical dates in the Year 2000. These dates include December 31, 2000 (the first year-end in the year 2000) and January 1, 2001 (the first new year after the year 2000.) Management will continue to monitor the Company's Year 2000 readiness in connection with these Year 2000 dates. Management currently believes that the Company will not experience any disruption in operations or material adverse impact on the Company's financial condition and results of operations in conjunction with these Year 2000 dates.


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

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. During the first quarter of 2000, Community Bank saw its interest earning assets repricing within one year decline while its interest bearing liabilities repricing during this same period increased. This resulted in the Company being more liability sensitive at March 31, 2000, compared to year-end 1999, indicating that it had more interest bearing liabilities than interest earning assets repricing during the twelve months ending March 31, 2001. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at March 31, 2000 was: i) 17% at 30 days; ii) 29% at 90 days; iii) 33% at 180 days; and iv) 39% at 365 days.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company's March 31, 2000 Asset/Liability Analysis, the improvement in net interest income, over the next 12 months, resulting from a 200 basis points decrease in the interest rate environment would result in a $845,000, or 2.8%, increase in net interest income. Conversely, a 200 basis points increase in interest rates would result in a $1,590,000, or 5.2%, decrease in net interest income for the same period.

While movement of interest rates cannot be predicted with any certainty, management expects interest rates to move higher during 2000 and believes that Community Bank's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending March 31, 2001. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.


             [The remainder of this page intentionally left blank]

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 19, 1998, Mr. William Towns, a shareholder of the Company, filed a shareholder derivative action against the directors of the Company in the state Circuit Court of Blount County, Alabama. Mr. Towns amended his complaint on January 14, 1999, to add the Company and Community Bank as defendants in the action. On February 11, 1999, the complaint was again amended to add Mr. Pat Bellew and Mrs. Mary Bellew, who are also shareholders of the Company, as additional plaintiffs. On December 21, 1998, the Company and its directors filed a motion with the court seeking to have the complaint dismissed. On March 1, 1999, the Company's Board of directors appointed a special Board committee, comprised of Roy B. Jackson, Merritt M. Robbins and R. Wayne Washam, each of whom is a non-employee director of the Company, to review the plaintiff's allegations in accordance with Delaware law. On April 6, 1999, each of the parties to the action requested that the court stay the litigation and related discovery, motions and hearings, pending completion of the special committee's review. On April 30, 1999, the court entered an order staying the litigation and related discovery, motions and hearing in accordance with the parties' request. On October 15, 1999, the special committee filed its final report with the court. On October 21, 1999, the parties forwarded to the court an agreed-upon order governing the confidentiality of the special committee's report, which the court entered on January 2, 2000. The parties are awaiting a hearing on the motion previously filed by the Company and its directors to dismiss the complaint.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2000, the Company issued an aggregate of 9,481 shares of Common Stock to certain of Community Bank's city directors in payment of director fees, in reliance upon an exemption from registration under Section 4(2) of the Securities Act.


             [The remainder of this page intentionally left blank]

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

Exhibit Number                                         Description of Exhibit
--------------                                         ----------------------

 3.1                       Certificate of Incorporation, as amended (Filed as Appendix II to the Proxy Statement included in Part I of the Registrations Statement on Form S-14, Registration No. 2-92974, and
                           incorporated herein by reference)

 3.2                       Certificate of Amendment to the Certificate of Incorporation, changing the name of the
                           Registrant to Community Bancshares, Inc. (Filed as Exhibit 4 to Form 10-K for the year Ended
                           December 31, 1985, and incorporated herein by reference)

 3.3                       By-laws of Registrant, as amended and restated January 1999 (Filed as Exhibit 3.3 to Form
                           10-K for the year ended December 31, 1998, and incorporated herein by reference)

 3.4                       Certificate of Amendment to the Certificate of Incorporation, providing for directors'
                           indemnification (Filed as Exhibit 3.4 to Form 10-K for the year ended December 31, 1987, and incorporated herein by reference)

 3.5                       Certificate of Amendment to the Certificate of Incorporation, increasing the number of authorized shares (Filed as Exhibit 3.5 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

 3.6                       Amended Certificate of Amendment to the Certificate of Incorporation, increasing the number of authorized shares (Filed as Exhibit 3 to Form 10-Q/A-1 for the quarter ended September 30,
                           1998, and incorporated herein by reference)

 4.1                       Certificate of Registrant establishing the Series 1984-1 Preferred Stock dated August 17,
                           1984 ("Certificate of Stock Designation") (Filed as Appendix I to the Proxy Statement
                           included in Part I of the Registration Statement on Form S-14, Registration No. 2-92974, and
                           incorporated herein by reference)

 4.2                       Certificate of Amendment to the Certificate of Stock Designation (Filed as Exhibit 4.1 to the
                           Registration Statement of Form S-1, Registration No 33-7032, and incorporated herein by reference)

 4.3                       Rights Agent Agreement, dated January 13, 1999, between Community Bancshares, Inc. and the
                           Bank of New York (Filed as Exhibit 4.1 to Form 8-A, filed January 21, 1999, and incorporated herein by reference)

 4.4                       Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and the Bank of
                           New York

10.1                       Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of
                           New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL)
                           Capital Trust I

10.2                       Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The
                           Bank of New York


Exhibit Number                                         Description of Exhibit
--------------                                         ----------------------



10.3                       Placement Agreement, dated March 23, 2000, between Community (AL) Capital
                           Trust I, Community Bancshares, Inc. and Salomon Smith Barney, Inc.

11                         Computation of Earnings Per Share

27                         Financial Data Schedule

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.


             [The remainder of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                           COMMUNITY BANCSHARES, INC.


May 12, 2000                                                               /s/ Kennon R. Patterson, Sr.
---------------------------------------                                    -------------------------------------------
Date                                                                       Kennon R. Patterson, Sr.
                                                                           Chairman, President and
                                                                           Chief Executive Officer


May 12, 2000                                                               /s/ Michael A. Bean
---------------------------------------                                    -------------------------------------------
Date                                                                       Michael A. Bean
                                                                           Acting Chief Accounting Officer

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                  EXHIBITS TO


                                   FORM 10-Q

                                    FOR THE

                     QUARTERLY PERIOD ENDED MARCH 31, 2000

                                   ---------


                           COMMUNITY BANCSHARES, INC.

                                 P.O. BOX 1000

                                  MAIN STREET

                          BLOUNTSVILLE, ALABAMA 35031


-------------------------------------------------------------------------------

Exhibit Number                                         Description of Exhibit
                                                       ----------------------

 3.1                       Certificate of Incorporation, as amended (Filed as Appendix II to the Proxy Statement included in Part I of the Registrations Statement on Form S-14, Registration No.
                           2-92974, and incorporated herein by reference)

 3.2                       Certificate of Amendment to the Certificate of Incorporation, changing the name of the
                           Registrant to Community Bancshares, Inc. (Filed as Exhibit 4 to Form 10-K for the year
                           Ended December 31, 1985, and incorporated herein by reference)

 3.3                       By-laws of Registrant, as amended and restated January 1999 (Filed as Exhibit 3.3 to
                           Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

 3.4                       Certificate of Amendment to the Certificate of Incorporation, providing for directors'
                           indemnification (Filed as Exhibit 3.4 to Form 10-K for the year ended December 31, 1987, and incorporated herein by reference)

 3.5                       Certificate of Amendment to the Certificate of Incorporation, increasing the number of authorized shares (Filed as Exhibit 3.5 to Form 10-K for the year ended December 31,
                           1993, and incorporated herein by reference)

 3.6                       Amended Certificate of Amendment to the Certificate of Incorporation, increasing the number of authorized shares (Filed as Exhibit 3 to Form 10-Q/A-1 for the quarter ended
                           September 30, 1998, and incorporated herein by reference)

 4.1                       Certificate of Registrant establishing the Series 1984-1 Preferred Stock dated August 17,
                           1984 ("Certificate of Stock Designation") (Filed as Appendix I to the Proxy Statement
                           included in Part I of the Registration Statement on Form S-14, Registration No. 2-92974,
                           and incorporated herein by reference)

 4.2                       Certificate of Amendment to the Certificate of Stock Designation (Filed as Exhibit 4.1 to
                           the Registration Statement of Form S-1, Registration No 33-7032, and incorporated herein by reference)

 4.3                       Rights Agent Agreement, dated January 13, 1999, between Community Bancshares, Inc.
                           and the Bank of New York (Filed as Exhibit 4.1 to Form 8-A, filed January 21, 1999, and incorporated herein by reference)

 4.4                       Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and the Bank of New York

10.1                       Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community
                           (AL) Capital Trust I

10.2                       Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and
                           The Bank of New York

10.3                       Placement Agreement, dated March 23, 2000, between Community (AL) Capital Trust I,
                           Community Bancshares, Inc. and Salomon Smith Barney, Inc.

11                         Computation of Earnings Per Share

27                         Financial Data Schedule