Form 10-Q
period 2000-06-30
COMMUNITY BANCSHARES INC /DE/
filed 2000-08-18
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-16461

                           COMMUNITY BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                   63-0868361
             --------                                   ----------

     (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)


68149 MAIN STREET, P. O. BOX 1000, BLOUNTSVILLE, AL                 35031
---------------------------------------------------                 -----
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

                                YES [X]    NO [ ]


AS OF JULY 31, 2000, THERE WERE 4,674,995 SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE PER SHARE, OUTSTANDING.

                                      INDEX
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                              ----
Item 1. Financial Statements (Unaudited)


           Consolidated Balance Sheets - June 30, 2000 and December 31, 1999 .......................           3

           Consolidated Statements of Income and Consolidated Statements of Comprehensive Income-
           Three months ended June 30, 2000 and 1999 ...............................................          4-5

           Consolidated Statements of Income and Consolidated Statements of Comprehensive Income-
           Six months ended June 30, 2000 and 1999 .................................................          6-7

           Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999 .........           8

           Notes to Consolidated Financial Statements - June 30, 2000 ..............................          10


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....          15


Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................................          22


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings .........................................................................          23


Item 4.  Submission of Matters to a Vote of Security Holders .......................................          24


Item 6.  Exhibits and Reports on Form 8-K ..........................................................          26


(a)  Exhibits


(b)  Reports on Form 8-K


SIGNATURES

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                 JUNE 30,                  December 31,
                                                                                   2000                        1999
                                                                              ---------------             -------------
                                                                                (UNAUDITED)
ASSETS
  Cash ...........................................................             $   6,621,238              $  11,698,392
  Due from banks .................................................                24,434,475                 15,099,119
  Interest-bearing deposits with banks ...........................                   700,000                    700,000
  Federal funds sold .............................................                 1,000,000                        -0-
  Securities available for sale ..................................               111,350,980                 96,847,273
  Loans ..........................................................               531,070,677                499,297,647
  Less: Unearned income ..........................................                   302,439                    571,295
          Allowance for loan losses ..............................                 3,141,653                  2,603,128
                                                                               -------------              -------------
             NET LOANS ...........................................               527,626,585                496,123,224

  Premises and equipment, net ....................................                32,399,204                 35,683,614
  Accrued interest ...............................................                 7,535,769                  6,537,114
  Intangibles, net ...............................................                 6,925,116                  7,156,449
  Other real estate ..............................................                   766,409                    766,005
  Other assets ...................................................                 5,702,585                  4,287,061
                                                                               -------------              -------------
             TOTAL ASSETS ........................................             $ 725,062,361              $ 674,898,251
                                                                               =============              =============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing .........................................             $  72,225,858              $  64,840,153
     Interest-bearing ............................................               545,474,562                508,420,641
                                                                               -------------              -------------
               TOTAL DEPOSITS ....................................               617,700,420                573,260,794
  Other short-term borrowings ....................................                 2,269,106                  2,493,842
  Accrued interest ...............................................                 4,522,896                  3,743,606
  FHLB borrowing .................................................                38,000,000                 40,000,000
  Long-term debt .................................................                 6,171,144                  6,637,162
  Guaranteed preferred beneficial interest in the Company's
      junior subordinated deferrable interest debentures .........                10,000,000                        -0-
  Other liabilities ..............................................                 4,494,755                  4,287,471
                                                                               -------------              -------------
               TOTAL LIABILITIES .................................               683,158,321                630,422,875
  Shareholders' equity
     Preferred stock, par value $.01 per share, 200,000 shares
           authorized, no shares issued ..........................                       -0-                        -0-
     Common stock, par value $.10 per share, 20,000,000 shares
           authorized, 4,674,995 shares issued as of June 30, 2000
           and 4,665,514 shares issued as of December 31, 1999 ...                   467,499                    466,551
     Capital surplus .............................................                29,633,369                 29,411,513
     Retained earnings ...........................................                16,296,889                 19,038,875
     Unearned ESOP shares - 211,207 and 221,321 shares as of
           June 30, 2000 and December 31, 1999, respectively .....                (2,606,390)                (2,788,442)
     Accumulated other comprehensive loss ........................                (1,887,327)                (1,653,121)
                                                                               -------------              -------------
                  TOTAL SHAREHOLDERS' EQUITY .....................                41,904,040                 44,475,376
                                                                               -------------              -------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....             $ 725,062,361              $ 674,898,251
                                                                               =============              =============

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                                                Three Months Ended
                                                                                                     June 30,
                                                                                        ------------------------------------
                                                                                            2000                   1999
                                                                                        -----------             -----------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans ..............................................             $13,408,810             $11,150,156
  Interest on investment securities:
  Taxable securities ......................................................               1,458,372               1,188,393
  Securities exempt from federal income taxes .............................                 207,287                 216,580
  Interest on federal funds sold ..........................................                 132,616                  38,622
  Interest on deposits in other banks .....................................                  16,093                   2,632
                                                                                        -----------             -----------
          TOTAL REVENUE FROM EARNING ASSETS ...............................              15,223,178              12,596,383
                                                                                        -----------             -----------
INTEREST EXPENSE
  Interest on deposits ....................................................               7,418,441               5,790,927
  Interest on other short-term borrowings .................................                  23,376                 145,089
  FHLB borrowing ..........................................................                 569,609                 115,500
  Interest on long-term debt ..............................................                 180,436                 132,853
  Interest on guaranteed preferred beneficial interests in the
     Company's junior subordinated deferrable interest debentures .........                 248,109                     -0-
                                                                                        -----------             -----------
          TOTAL INTEREST EXPENSE ..........................................               8,439,971               6,184,369
                                                                                        -----------             -----------

NET INTEREST INCOME .......................................................               6,783,207               6,412,014
Provision for loan losses .................................................               1,329,249                 463,661
                                                                                        -----------             -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .......................               5,453,958               5,948,353
NONINTEREST INCOME
 Service charges on deposits ..............................................               1,049,224                 900,585
 Insurance commissions ....................................................                 680,486                 455,148
 Bank club dues ...........................................................                 178,479                 177,543
 Debt cancellation fees ...................................................                 202,807                 142,085
 Other operating income ...................................................                 527,157                 438,582
                                                                                        -----------             -----------
          TOTAL NONINTEREST INCOME ........................................               2,638,153               2,113,943
                                                                                        -----------             -----------
NONINTEREST EXPENSES
  Salaries and employee benefits ..........................................               4,867,997               4,000,637
  Occupancy expense .......................................................                 677,014                 662,693
  Furniture and equipment expense .........................................                 468,152                 437,545
  Director and committee fees .............................................                 140,774                 159,300
  Other operating expense .................................................               1,539,484               2,002,055
                                                                                        -----------             -----------
          TOTAL NONINTEREST EXPENSES ......................................               7,693,421               7,262,230
                                                                                        -----------             -----------

Income before income taxes ................................................                 398,690                 800,066
PROVISION FOR INCOME TAXES ................................................                  95,477                 214,161
                                                                                        -----------             -----------
          Net Income ......................................................             $   303,213             $   585,905
                                                                                        ===========             ===========

Net Income Per Common Share - Basic .......................................             $      0.07             $      0.13
Net Income Per Common Share - Diluted .....................................             $      0.06             $      0.13



                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                              Three Months Ended
                                                                                                    June 30,
                                                                                        --------------------------------
                                                                                          2000                  1999
                                                                                        --------             -----------
Net income ................................................................             $303,213             $   585,905
Components of other comprehensive income:
  Unrealized holding gains/(losses) arising during the period .............              265,799              (1,564,681)
  Reclassification adjustments for net losses included
       in net income ......................................................                  -0-                     -0-
                                                                                        --------             -----------
 Other comprehensive gains/(losses) before income taxes ...................              265,799              (1,564,681)
 Income tax expense/(benefit) related to other
       comprehensive gains/(losses) .......................................              104,240                (625,872)
                                                                                        --------             -----------
 Total other comprehensive income/(loss) ..................................              161,559                (938,809)
                                                                                        --------             -----------

Comprehensive income/(loss) ...............................................             $464,772             $  (352,904)
                                                                                        ========             ===========





             [The remainder of this page intentionally left blank]






                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                        -------------------------------------
                                                                                            2000                     1999
                                                                                        ------------              -----------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans ..............................................             $ 26,214,059              $21,800,453
  Interest on investment securities:
  Taxable securities ......................................................                2,797,820                2,426,107
  Securities exempt from federal income taxes .............................                  333,135                  428,923
  Interest on federal funds sold ..........................................                  163,415                   38,622
  Interest on deposits in other banks .....................................                   29,826                   39,920
                                                                                        ------------              -----------
          TOTAL REVENUE FROM EARNING ASSETS ...............................               29,538,255               24,734,025
                                                                                        ------------              -----------
INTEREST EXPENSE
  Interest on deposits ....................................................               14,160,141               11,535,014
  Interest on other short-term borrowings .................................                   52,932                  267,631
  FHLB borrowing ..........................................................                1,096,318                  115,500
  Interest on long-term debt ..............................................                  286,970                  283,161
  Interest on guaranteed preferred beneficial interests in the
     Company's junior subordinated deferrable interest debentures .........                  308,334                      -0-
                                                                                        ------------              -----------
          TOTAL INTEREST EXPENSE ..........................................               15,904,695               12,201,306
                                                                                        ------------              -----------

NET INTEREST INCOME .......................................................               13,633,560               12,532,719
Provision for loan losses .................................................                2,337,351                  843,453
                                                                                        ------------              -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .......................               11,296,209               11,689,266
NONINTEREST INCOME
 Service charges on deposits ..............................................                2,030,840                1,701,314
 Insurance commissions ....................................................                1,259,438                  950,799
 Bank club dues ...........................................................                  354,033                  350,244
 Debt cancellation fees ...................................................                  398,850                  248,766
 Other operating income ...................................................                1,116,386                  729,294
 Investment securities losses .............................................                  (26,886)                     -0-
                                                                                        ------------              -----------
          TOTAL NONINTEREST INCOME ........................................                5,132,661                3,980,417
                                                                                        ------------              -----------
NONINTEREST EXPENSES
  Salaries and employee benefits ..........................................                9,703,882                8,142,441
  Occupancy expense .......................................................                1,322,180                1,278,071
  Furniture and equipment expense .........................................                  931,200                  854,738
  Director and committee fees .............................................                  289,278                  328,787
  Other operating expense .................................................                3,115,775                3,490,898
                                                                                        ------------              -----------
          TOTAL NONINTEREST EXPENSES ......................................               15,362,315               14,094,935
                                                                                        ------------              -----------

Income before income taxes ................................................                1,066,555                1,574,748
PROVISION FOR INCOME TAXES ................................................                  309,405                  402,389
                                                                                        ------------              -----------
          Net Income ......................................................             $    757,150              $ 1,172,359
                                                                                        ============              ===========

Net Income Per Common Share - Basic .......................................             $       0.17              $      0.27
Net Income Per Common Share - Diluted .....................................             $       0.16              $      0.26
Dividends Per Common Share ................................................             $       0.75              $      0.60

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                     Six Months Ended
                                                                                          June 30,
                                                                              --------------------------------
                                                                                  2000                  1999
                                                                              ---------               ----------
Net income ......................................................             $ 757,150              $ 1,172,359
Components of other comprehensive income:
  Unrealized holding losses arising during the period ...........              (420,695)              (2,207,396)
  Reclassification adjustments for net losses included
       in net income ............................................                26,886                      -0-
                                                                              ---------              -----------
 Other comprehensive losses before income taxes .................              (393,809)              (2,207,396)
 Income tax benefit related to other
       comprehensive losses .....................................              (159,603)                (882,958)
                                                                              ---------              -----------
 Total other comprehensive loss .................................              (234,206)              (1,324,438)
                                                                              ---------              -----------

Comprehensive income ............................................             $ 522,944              $  (152,079)
                                                                              =========              ===========



              [The remainder of this page intentionally left blank]






                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 Six Months Ended
                                                                                                       June 30,
                                                                                        -------------------------------------
                                                                                             2000                    1999
                                                                                        -------------             -----------
OPERATING ACTIVITIES
  Net income ..............................................................             $    757,150              $  1,172,359
  Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses .......................................                2,337,351                   843,453
          Provision for depreciation and amortization .....................                1,198,898                 1,214,730
          Amortization of investment security premiums and
              accretion of discounts ......................................                   87,979                    74,213
          Deferred tax (benefit)/expense ..................................                 (298,938)                   67,467

          Loss/(gain) on sale of premises and equipment ...................                   12,042                    (2,462)
          Realized investment security losses .............................                   26,886                       -0-
          Increase in accrued interest receivable .........................                 (998,655)                 (127,955)
          Increase/(decrease) in accrued interest payable .................                  779,290                  (142,309)
          Other ...........................................................               (1,257,366)                  273,719
                                                                                        ------------              ------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES .............                2,644,637                 3,373,215
                                                                                        ------------              ------------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities - AFS ......................                4,684,487                       -0-
  Proceeds from maturity of investment securities - AFS ...................               22,357,956                 5,482,785
  Purchase of investment securities - AFS .................................              (42,054,824)               (3,501,153)
  Net increase in loans to customers ......................................              (33,840,712)              (26,213,546)
  Proceeds from sale of premises and equipment ............................                5,889,242                   149,310
  Net proceeds from sale of other real estate .............................                  582,088                   252,888
  Capital expenditures ....................................................               (3,553,955)               (3,415,521)
                                                                                        ------------              ------------
                    NET CASH USED BY INVESTING ACTIVITIES .................              (45,935,718)              (27,245,237)
                                                                                        ------------              ------------
FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
      and savings accounts ................................................                5,237,668                11,315,330
  Net increase/(decrease) in certificates of deposit ......................               39,201,958                (8,697,019)
  Net decrease in short-term borrowings ...................................                 (224,736)                 (197,442)
  (Decrease)/increase in FHLB borrowings ..................................               (2,000,000)               30,000,000
  Decrease in long-term debt ..............................................                 (389,275)                 (191,520)
  Issuance of guaranteed preferred beneficial interest in Company's
        junior subordinated deferrable interest debentures ................               10,000,000                       -0-
  Proceeds from issuance of common stock ..................................                  222,804                   294,541
  Cash dividends ..........................................................               (3,499,136)               (2,788,753)
                                                                                        ------------              ------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES .............               48,549,283                29,735,137
                                                                                        ------------              ------------

Net increase in cash and cash equivalents .................................             $  5,258,202              $  5,863,115

Cash and cash equivalents at beginning of period ..........................               26,797,511                25,553,170
                                                                                        ------------              ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................             $ 32,055,713              $ 31,416,285
                                                                                        ============              ============


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                Six Months Ended
                                                                                    June 30,
                                                                          -----------------------------
                                                                             2000               1999
                                                                         -----------        -----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
       Interest ............................................             $16,683,985        $12,082,249
       Income taxes ........................................                 108,503            586,789




Supplemental schedule of non-cash investing and financing activities:

The Company acquired $134,790 in other real estate as a result of purchasing homes of employees under the Company's relocation program during the first six months of 2000 compared to none during the same period of 1999.

Upon the pledging of purchased shares of the Company's common stock to obtain additional ESOP debt of $1,076,958 on December 1, 1998, long-term debt was increased and equity was decreased. The debt was reduced and shares of the Company's common stock amounting to $76,743 and $80,443 were released during the six month periods ended June 30, 2000 and 1999, respectively, as a result of payments made by the Company's ESOP on the outstanding ESOP debt.






              [The remainder of this page intentionally left blank]

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in 1999 have been reclassified to conform with the 2000 presentation. Operating results for the three and six month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


NOTE B - INVESTMENT SECURITIES

At June 30, 2000 and December 31, 1999, the Company's investment securities are categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity (Accumulated Other Comprehensive Income) until realized.

At June 30, 2000, the Company's available-for-sale investment securities reflected net unrealized losses of $3,149,011, which resulted in a decrease in shareholders' equity of $1,887,327, net of the deferred tax asset. The net decrease in shareholders' equity as a result of an adjustment in accordance with SFAS 115 from December 31, 1999 to June 30, 2000 was $234,206.


NOTE C - CAPITAL SECURITIES

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the Capital Securities ($10,000,000) and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an interest rate of 10.875%. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines.

The Capital Securities accrue and pay distributions semiannually at a rate of 10.875% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into an agreement which fully and unconditionally guarantees payment of: (i) accrued and unpaid distributions required to be paid on the Capital Securities; (ii) the redemption price with respect to any Capital Securities called for redemption by the Trust and (iii) payments due upon a voluntary or involuntary liquidation, winding up or termination of the Trust.

The Capital Securities are mandatorily redeemable upon the maturity of the debentures on March 8, 2030, or upon earlier redemption as provided in the indenture pursuant to which the debentures were issued. The Company has the right to redeem the debentures purchased by the Trust: (i) in whole or in part, on or after March 8, 2010, and (ii) in whole (but not in part) at any time within 90 days following the occurrence and during the continuation of a tax event, capital treatment event or investment company event (each as defined in the indenture). As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be a percentage of the principal amount, ranging from 105.438% in 2010 to 100.00% in and after 2020, plus accrued but unpaid interest.

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

The Company has issued options on several occasions to its directors and certain senior officers, based upon their years of service and their positions with the Company, to purchase shares of the Company's common stock. The options are treated as non-qualified options under the provisions of the Internal Revenue Code. The agreements evidencing these options also contain a provision whereby the Company will compensate the optionee in cash for any federal or state tax liability incurred upon the exercise of the options.

Options that have an exercise price below the current fair value of the Company's common stock are assumed to be exercised in the calculation of diluted average shares of common stock outstanding, causing the equivalent average number of shares outstanding on a diluted basis to be 206,287 greater than that used to calculate basic earnings per share for the six months ended June 30, 2000. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 115,500 for June 30, 1999.


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

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The initial principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At June 30, 2000, the monthly payment was $33,852. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. As of June 30, 2000, there were 211,207 unreleased shares with a fair value, based on an independent valuation of $18 per share, of approximately $3,801,726. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statements and reduce its shareholders' equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($122,498 and $111,779 during the first six months of 2000 and 1999, respectively) is classified as interest expense on the Company's income statement. Total compensation recorded during the first six months of 2000, as a result of the release of shares held by the Company's leveraged ESOP, was $182,052, based on the fair value of such shares.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants..

At June 30, 2000 and 1999, the Company's financial statements reflected long-term debt, related to the ESOP of $2,711,699 and $2,863,789, respectively. The corresponding contra-equity account was $2,606,390 at June 30, 2000 and 2,863,789 at June 30, 1999.

Company contributions to the ESOP amounted to $199,241 and $190,064 for the six months ended June 30, 2000 and 1999, respectively.


NOTE F - RELATED PARTY TRANSACTIONS

In May 2000, Community Bank made a $4,184,051 loan to REM, LLC, an Alabama limited liability company of which a director of the Bank is a member, to purchase from the Bank the real property located in the City of Hamilton, Marion County, Alabama, the site of the Bank's Hamilton office. Concurrently with this loan and the purchase of the real property, Community Bank entered into a lease agreement with REM, LLC to lease back this real property from REM, LLC for a term of 30 years, with monthly payments equal to the monthly amount of the principal and interest due under the loan to REM, LLC plus applicable real estate taxes, assessments, levies and insurance. The loan amortizes over a 30 year period and is collateralized by a first mortgage on the real property. The loan carries a prime rate of interest that adjusts each time there is a change in the prime rate. As adjustments occur in the interest rate on the loan, appropriate increases or decreases are made to the monthly loan payment.

In June 2000, Community Bank made a $1,696,576 loan to Debter Properties, LLC, an Alabama limited liability company of which a director of the Company is a member, to purchase from the Bank the real property located in the City of Boaz, Marshall County, Alabama, the site of the Bank's Boaz office. Concurrently with this loan and the purchase of the real property, Community Bank entered into a lease agreement with Debter Properties, LLC to lease back this real property from Debter Properties, LLC for a term of 30 years, with monthly payments equal to the monthly amount of the principal and interest due under the loan to Debter Properties, LLC plus applicable real estate taxes, assessments, levies and insurance. The loan amortizes over a 20 year period and is collateralized by a first mortgage on the real property. The loan carries a prime rate of interest that adjusts each time there is a change in the prime rate. As adjustments occur in the interest rate on the loan, appropriate increases or decreases are made to the monthly loan payment.

Management believes these loans were made in the ordinary course of business on substantially the same credit terms, including interest rates and collateral and do not represent more than a normal risk of collection or present other unfavorable features.


NOTE G - LEASES

In May 2000, Community Bank entered into a lease agreement with REM, LLC, an Alabama limited liability company of which a director of the Bank is a member, as lessor on the real property located in the City of Hamilton, Marion County, Alabama, the site of the Bank's Hamilton office. In connection with the lease agreement, Community Bank loaned funds to REM, LLC to finance its purchase of the real property from Community Bank. The term of the lease is 30 years provided however that in no event shall the term of the lease expire prior to the time when the loan obtained by the lessor to purchase the leased property is paid in full. The monthly rent on this lease is an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Because the interest rate on the loan used to purchase the property adjusts with fluctuations in the prime rate, the monthly lease payments are subject to change. At June 30, 2000, the amount of the monthly rental payment was $35,210. In addition, the Bank agrees to pay the lessor an additional sum to be adjusted periodically to coincide with the cost to the lessor of the real estate taxes and other items and insurance. Community Bank is responsible for maintenance, repairs and utilities for the real property. Community Bank is also responsible for maintaining fire and extended coverage and general liability insurance coverage for the real property. The Company has the option to purchase the leased premises from the lessor at any time during the term of the lease for an amount equal to the lessor's cost in acquiring and/or constructing such leased premises. In an Addendum to the Lease Agreement and Loan Agreement, dated May 31, 2000, the Bank agreed to maintain and continue in force fire and extended coverage insurance and general liability insurance upon the leased premises. In return, the lessor agreed to reimburse the Bank on a quarterly basis the amount of the insurance premium which is included in payments made by the Bank under the lease.

In June 2000, Community Bank entered into a lease agreement with Debter Properties, LLC, an Alabama limited liability company of which a director of the Company is a member, as lessor on the real property located in the City of Boaz, Marshall County, Alabama, the site of the Bank's Boaz office. In connection with the lease agreement, Community Bank loaned funds to Debter Properties, LLC to finance its purchase of the real property from Community Bank. The term of the lease is 20 years provided however that in no event shall the term of the lease expire prior to the time when the loan obtained by the lessor to purchase the leased property is paid in full. The monthly rent on this lease is an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Because the interest rate on the loan used to purchase the property adjusts with fluctuation in the prime rate, the monthly lease payments are subject to change. At June 30, 2000, the amount of the monthly rental payment was $15,821. In addition, the Bank agrees to pay the lessor an additional sum to be adjusted periodically to coincide with the cost to the lessor of the real estate taxes and other items and insurance. Community Bank is responsible for maintenance, repairs and utilities for the real property. Community Bank is also responsible for maintaining fire and extended coverage and general liability insurance coverage for the real property. The Company has the option to purchase the leased premises from the lessor at any time during the term of the lease for an amount equal to the lessor's cost in acquiring and/or constructing such leased premises. In an Addendum to the Lease Agreement and Loan Agreement, dated June 1, 2000, the Bank agreed to maintain and continue in force fire and extended coverage insurance and general liability insurance upon the leased premises. In return, the lessor agreed to reimburse the Bank on a quarterly basis the amount of the insurance premium which is included in payments made by the Bank under the lease.


NOTE H - CONTINGENCIES

At a meeting of Community Bank's Board of Directors on June 20, 2000, a director brought to the attention of the Board the total amount of money Community Bank had paid subcontractors in connection with the construction of a new Community Bank office. Management of the Company commenced an investigation of the expenditures. At the request of management, the architects and subcontractors involved in the construction project made presentations to the Boards of Directors of the Company and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the Board of Directors of Community Bank, another director made a presentation alleging that Community Bank had been overcharged by subcontractors on that construction project and another current construction project. As of July 30, 2000, Community Bank had paid a total of approximately $1,792,949 to these subcontractors with respect to the two construction projects. On July 18, 2000, the Boards of Directors of the Company and Community Bank appointed a joint committee comprised of independent directors of the Company and of Community Bank to investigate the alleged overcharges. Upon completion of its investigation, the joint committee is to inform the Boards of Directors of the Company and Community Bank of its findings and recommendations. The joint committee has retained legal counsel and an independent accounting firm to assist the committee in its investigation. Management has also been informed that the directors of Community Bank who alleged the construction overcharges have contacted bank regulatory agencies and law enforcement authorities. Management believes that these agencies and authorities are currently conducting investigations regarding this matter.

On July 21, 2000, three shareholders of the Company, M. Lewis Benson, Doris E. Benson and John M. Packard, Jr., filed a lawsuit in the state Circuit Court of Marshall County, Alabama against the Company, Community Bank, certain directors and officers of the Company and Community Bank, an employee of Community Bank and two construction subcontractors. The plaintiffs purport to file the lawsuit as a shareholder derivative action, which relates to the alleged construction overcharges being investigated by the joint committee of the Boards of Directors of the Company and Community Bank. The complaint alleges that the directors, officers and employee named as defendants in the complaint breached their fiduciary duties, failed to properly supervise officers and agents of the Company and Community Bank, and permitted waste of corporate assets by allegedly permitting the subcontractor defendants to overcharge Community Bank in connection with the construction of two new Community Bank offices, and to perform the construction work without written contracts, budgets, performance guarantees and assurances of indemnification. In addition, the complaint alleges that Kennon R. Patterson, Sr., the Chairman, President and Chief Executive Officer of the Company, breached his fiduciary duties by permitting the two named subcontractors to overcharge for work performed on the two construction projects in exchange for discounted charges for work these subcontractors performed in connection with the construction of Mr. Patterson's residence. The complaint further alleges that the director defendants knew or should have known of this alleged arrangement between Mr. Patterson and the subcontractors. The complaint also alleges that Mr. Patterson, the Community Bank employee and the two subcontractor defendants made false representations and suppressed information about the alleged overcharges and arrangement between Mr. Patterson and the subcontractors. On August 15, 2000, the plaintiffs filed an amended complaint adding Andy C. Mann, a shareholder of the Company, as a plaintiff and adding a former director of the Company and Community Bank as a defendant. The amended complaint generally reiterates the allegations of the original complaint. In addition, the amended complaint alleges that Community Bank was overcharged on all construction projects from January 1997 to the present. The amended complaint also alleges that the defendants breached their fiduciary duties and are guilty of gross financial mismanagement, including allegations concerning the making or approval of certain loans and taking improper actions to conceal the fact that certain loans were uncollectible. The amended complaint seeks, on behalf of the Company, an unspecified amount of compensatory damages in excess of $1 million, punitive damages, disgorgement of improperly paid profits and appropriate equitable relief. The defendants in this action have not yet filed a response to the complaint. Because the complaint has just recently been filed and the joint committee has not yet completed its investigation, and as a result of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations. Regardless of the outcome, however, this lawsuit could be costly, time-consuming and a diversion of management's attention.

On August 3, 2000, the Company, Community Bank and the Company's directors filed a motion to stay the proceedings of a shareholder derivative action that was filed on November 19, 1998 in the state Circuit Court of Blount County, Alabama against the Company, Community Bank and the Company's directors by William Towns, Pat Ballew and Mary Ballew, each a stockholder of the Company. The motion seeks to stay the proceedings until the Company's and Community Bank's special joint committee has completed its investigation of the alleged construction overcharges discussed above. For additional information about this lawsuit, please see the section captioned "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

The Company's Certificate of Incorporation provides that, in certain circumstances, the Company will indemnify and advance expenses to its directors and officers for judgments, settlements and legal expenses incurred as a result of their service as officers and directors of the Company. Community Bank's Bylaws contain a similar provision for indemnification of directors and officers of Community Bank.

In January 2000, management determined to increase Community Bank's provision for loan losses and decrease its loan-to-deposit ratio. However, in connection with a current examination of Community Bank by the State Banking Department of Alabama, the State Banking Department regulators are likely to recommend and management may determine to increase Community Bank's provision for loan losses. Such amounts cannot be determined at this time.

In December 1999, Community Bank made a charge of approximately $2,631,000 to its allowance for loan losses associated with impaired balances on automobile and truck loans originated through Community Bank's Ft. Payne, Alabama Wal-mart location which were not in compliance with the Bank's lending policy. Community Bank, including its subsidiary 1st Community Credit Corporation, made additional charges of approximately $567,000 to its allowance for loan losses during the first six months of 2000 related to these Ft. Payne loans. In June, the Company filed a lawsuit in the U.S. District Court for the Northern District of Alabama against persons involved in originating these loans. The lawsuit seeks damages of an unspecified amount to recover losses incurred by the Bank as a result of originating such loans, along with all cost associated with this legal action. Any amounts received by the Bank as a result of this litigation will be treated as a recovery on loan losses.







              [The remainder of this page intentionally left blank]

                                     ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This discussion is intended to assist in an understanding of the financial condition and results of operations of Community Bancshares, Inc. (the "Company"). Unless the context otherwise indicates, references to the Company shall include the Company and its subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, non-interest expenses, pending litigation and investigations, non-compliant and impaired loans originated in Community Bank's Ft. Payne, Alabama office, capital requirements, operating strategy, interest rate sensitivity, market risk and impact of Year 2000 issues. We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions, government fiscal and monetary policies and prevailing interest rates, effectiveness of the Company's interest rate strategies, changes in laws, regulations and regulatory policies affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, competition from other financial services companies, the Company's ability to obtain reimbursement from its fidelity bond insurance carrier or other persons responsible for originating non-compliant and impaired loans in Community Bank's Ft. Payne, Alabama office, adverse outcome of pending litigation and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.


FINANCIAL CONDITION

JUNE 30, 2000 COMPARED TO DECEMBER 31, 1999


LOANS

Loans comprised the largest single category of the Company's earning assets at June 30, 2000. Loans, net of unearned income and reserve for loan losses, were 72.8% of total assets at June 30, 2000 and 73.5% of total assets at December 31, 1999. Total net loans were $527,626,585 at June 30, 2000, representing a $31,503,361, or 6.4%, increase from the December 31, 1999 total net loans of $496,123,224. Of this growth, $5,880,627, or 18.7%, was attributable to loans made in connection with the sale/lease back arrangements on two Community Bank locations. The remaining increase in total net loans was considered ordinary growth occurring in most markets served by the Company. (See Note F to the Consolidated Financial Statements)


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Investment securities increased $14,503,707, or 15.0%, to $111,350,980 at June 30, 2000 compared to $96,847,273 at December 31, 1999. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Short-term investments in the form of interest-bearing deposits with banks were $700,000 at both June 30, 2000 and December 31, 1999. The Company had $1,000,000 in federal funds sold at June 30, 2000 compared to none at December 31, 1999. Increases in investment securities and federal funds sold is due primarily to growth in deposits.

ASSET QUALITY

Between December 31, 1999 and June 30, 2000, the three key ratios used as an indicator of the quality of the Company's assets did not change significantly. The ratio of loan loss allowance to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate) improved to 0.55 at June 30, 2000 from 0.54 at year-end 1999. The ratio of total nonperforming assets to total assets increased to 0.008 at June 30, 2000 from 0.007 at year-end 1999, while the ratio of nonperforming loans to total loans increased to 0.009 at June 30, 2000 from 0.008 at December 31, 1999. Total nonperforming assets increased $870,000, or 18.1%, during the first six months of 2000. This increase resulted from an increase of $1,267,000, or 95.1%, in loans past due 90 days or more, which was partially offset by a decline of $397,000, or 14.7%, in nonaccrual loans. Other real estate was unchanged during the first six months of 2000. There was also a significant increase in the amount of charged-off loans during the first six months of 2000 due to expansion into new markets, which expansion resulting in growth in the loan portfolio, and aggressive lending. However, the Company has taken steps to increase the provision for loan losses and to decrease the loan-to-deposit ration from 87.0% at year-end 1999 to 85.9% at June 30, 2000. (See - Results of Operations/Provision for Loan Losses)

DEPOSITS

Total deposits of $617,700,420 at June 30, 2000 increased $44,439,626, or 7.8%, over total deposits of $573,260,794 at year-end 1999. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $7,385,705, or 11.4%, from year-end 1999 to June 30, 2000, while interest-bearing deposits at June 30, 2000 increased $37,053,921, or 7.3%, from year-end 1999. Certificates of deposit of $100,000 or more increased $6,113,631, or 6.3%, to $103,431,601 at June 30, 2000 from
$97,317,970 at December 31, 1999.


OTHER SHORT-TERM BORROWINGS

Other short-term borrowings totaled $2,269,106 at June 30, 2000, representing a decrease of $224,736, or 9.0%, from the December 31, 1999 level of $2,493,842. At June 30, 2000, short-term borrowings consisted of the U S. Treasury Tax and Loan Note Option account and securities sold under agreement to repurchase. Balances under the U.S. Treasury Tax and Loan Note Option are subject to call at any time by the U.S. Treasury. The decrease during the first six months of 2000 was due primarily to a decrease in the balances outstanding under the U.S. Treasury Tax and Loan Note Option.


FHLB BORROWINGS AND LONG-TERM DEBT

At June 30, 2000 and December 31, 1999, the Company had notes payable totaling $6,171,144 and $6,637,162, respectively.

In December 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At June 30, 2000 and December 31, 1999, the amounts outstanding were $1,778,754 and $2,134,505, respectively, due December 2002, bearing interest at a floating prime rate, and collateralized by 100% of the common stock of Community Bank, the Company's subsidiary bank. The note agreement contains provisions which limit the Company's right to transfer or issue shares of Community Bank stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to 24 monthly principal payments, provided that no more than 6 consecutively scheduled installments are deferred.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The initial monthly principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At June 30, 2000, the monthly payment was $33,852. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,711,699 at June 30, 2000 and $2,788,442 at December 31, 1999, secured by 211,207 and 221,321 of unreleased shares of Company common stock, respectively.

On October 4, 1994, the Company entered into a 20-year subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,680,691 at June 30, 2000 and $1,714,215 at December 31, 1999.

Since June 1999, Community Bank, has borrowed funds under the Federal Home Loan Bank of Atlanta's "Convertible Advance Program." These advances have had original maturities of 10 years, with stated call features during the life of the obligation, at fixed interest rates for the life of the obligations. Principal is due at final maturity or on a stated call date, with interest payable each quarter. At December 31, 1999, Community Bank had an outstanding advance of $40,000,000. This advance had a final maturity of September 1, 2009 (120 months), with a call feature every 6 months during the life of the obligation, and carried a fixed rate of 4.99% per annum. Due to a stated call of this obligation on March 1, 2000, Community Bank made a $2,000,000 reduction in the amount advanced under the FHLB "Convertible Advance Program" and refinanced $38,000,000. This new obligation has a final maturity of March 1, 2010 (120 months), a call feature every 12 months during the life of the obligation, and a fixed interest rate of 5.93% per annum with interest payable each quarter. At June 30, 2000, outstanding funds advanced to Community Bank under the FHLB "Convertible Loan Program" totaled $38,000,000.

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). The proceeds from the issuance of the Capital Securities and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. The principal balance outstanding is due at maturity. However, as specified in the indenture pursuant to which the debentures were issued, the debentures can be redeemed prior to maturity at a redemption price equal to a percentage of the principal amount, ranging from 105.438% in the year 2010 to 100.00% in and after the year 2020, plus accrued but unpaid interest. As of June 30, 2000, the Company's consolidated financial statements reflected $10,000,000 in junior subordinated deferrable interest debentures, after the effects of elimination. See Note C to the Consolidated Financial Statements.

Maturities/calls of long-term debt and FHLB borrowings for the years ending December 31, are as follows:

                                                                                                                  Junior
                                                    Notes           Subordinated             FHLB             Subordinated
                                                   Payable              Debt              Borrowings            Debentures
                                               ---------------    -----------------    ----------------    ------------------
2000.........................................  $       444,170    $          34,714    $            -0-    $              -0-
2001.........................................          895,476               73,171          38,000,000                   -0-
2002.........................................          912,234               78,461                 -0-                   -0-
2003.........................................          219,019               84,133                 -0-                   -0-
2004.........................................          238,970               90,215                 -0-                   -0-
Thereafter...................................        1,780,584            1,319,997                 -0-            10,000,000
                                               ---------------    -----------------    ----------------  - ------------------
                                               $     4,490,453    $       1,680,691    $     38,000,000    $       10,000,000
                                               ===============    =================    ================  = ==================

SHAREHOLDERS' EQUITY

Company shareholders' equity decreased $2,571,336, or 5.8%, from $44,475,376 at December 31, 1999 to $41,904,040 at June 30, 2000, resulting from net income of $757,150, proceeds from the issuance of additional common stock for $222,804 and a reduction of unearned ESOP shares by $182,052, being offset by the payment of a cash dividend of $3,499,136 and an increase in unrealized losses on securities available for sale totaling $234,206, net of deferred tax liability.


CAPITAL RESOURCES

Bank regulatory authorities have placed increased emphasis on the maintenance of adequate capital, and subsequently developed risk-based capital guidelines. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity and junior subordinated deferrable interest debentures (see Note C to the Consolidated Financial Statements), less goodwill, amounted to $47,828,084 at June 30, 2000. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components are referred to as Total Risk- Based capital and was $52,416,870 at June 30, 2000.

As of June 30, 2000, the Company was classified as well capitalized and Community Bank, its banking subsidiary, was classified as adequately capitalized under the financial institutions regulatory framework. Management has reviewed and will continue to monitor the Company's asset mix, product pricing and loan loss allowance, which are the areas determined to be most affected by these requirements.











              [The remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999

SUMMARY

Net income of the Company for the six months ended June 30, 2000 was $757,150 compared to $1,172,359 for the same period in 1999, representing a decline of $415,209, or 35.4%. Basic net income per share was $.17 for the six months ended June 30, 2000 as compared to $.27 for the same period of 1999. Fully diluted net income per share was $.16 and $.26 for the six months ended June 30, 2000 and 1999, respectively. This decline resulted primarily from an increase in the provision for loan losses that exceeded the increase in the Company's net interest income before the provision. A $1,152,244, or 29.0%, increase in non-interest income was offset by a $1,267,380, or 9.0%, increase in non-interest expense during the first six months of 2000 as compared to the same period of 1999. This increase in non-interest income resulted primarily from increases in service charges on deposit accounts, insurance commissions, debt cancellation fees and other service fees associated with the delivery of financial services, while the increase in non-interest expense was related to an increase in salary and benefits associated with the Company's expansion.

Net income for the quarter ended June 30, 2000 was $303,213 compared to $585,905 for the same three month period of 1999, representing a decrease of $282,692, or 48.3%. Basic net income per share was $.07 for the second quarter of 2000 compared to $.13 for the same period of 1999. Fully diluted net income per share was $.06 and $.13 for the three months ended June 30, 2000 and 1999, respectively. Again, this decline during the second quarter of 2000 resulted primarily from an increase in the provision for loan losses that exceeded the increase in net interest income before the provision. The Company also experienced a decline in its net interest income during the second quarter of 2000 as compared to the first quarter of 2000 due to rising interest rates as Community Bank's interest-bearing liabilities repriced at a faster rate than its interest earning assets. Non-interest income increased $524,210, or 24.8%, while non-interest expense increased $431,191, or 5.9%, during the second quarter of 2000 as compared to the same period of 1999. The increase in non-interest income was due primarily to increases in service charges on deposit accounts and insurance commissions. The increase in non-interest expense was due primarily to an increase in salaries and benefits.


NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenues from interest-earning assets of the Company during the six months ended June 30, 2000 increased $4,804,230, or 19.4%, to $29,538,255 from
$24,734,025 for the same period in 1999. This increase was due to both higher average outstanding balances of earning assets and an increase in the yield on these balances. Average earning assets outstanding during the first six months of 2000 were $619,483,000, which represents an increase of $76,425,000, or 14.1%, over the level of $543,058,000 for the first six months of 1999. In addition, the Company's fully taxable equivalent yield on its average earning assets increased 40 basis points to 9.65% during the first six months of 2000, compared to 9.25% for the same period of 1999. Interest expense for the six months ended June 30, 2000 increased $3,703,389, or 30.4%, to $15,904,695 from
$12,201,306 for the corresponding period of 1999. This increase was due to both higher average outstanding balances of interest-bearing liabilities and an increase in the rate paid on these balances. Average interest-bearing liabilities during the first six months of 2000 were $579,591,000, which represents an increase of $85,168,000, or 17.2%, as compared to $494,423,000 for the same period of 1999. The rate paid on average interest-bearing liabilities increased 51 basis points to 5.50% for the six month period ended June 30, 2000, compared to 4.99% for the first six months of 1999. As a result of these factors, net interest income, before provision for loan losses, increased $1,100,841, or 8.8%, in the six months ended June 30, 2000, compared to the same period of 1999.

Net interest income for the second quarter of 2000 increased $371,193, or 5.8%, to $6,783,207 during the three months ended June 30, 2000 from $6,412,014 for the same period of 1999. The Company continued to show increases in the average balances outstanding in interest-earning assets and interest-bearing liabilities during the second quarter of 2000 compared to the same period of 1999. However, there was a decline in the growth of the Company's net interest income, for the second quarter of 2000, due primarily to the impact of rising interest rates as the rate paid on interest-bearing liabilities grew at a greater rate than the yield on interest-earning assets. Interest income was $15,223,178 and $12,596,383 for the three months ended June 30, 2000 and 1999, respectively. This represents a $2,626,795, or 20.9%, increase. Interest expense increased $2,255,602, or 36.5%, to $8,439,971 for the three months ended June 30, 2000 from $6,184,369 for the three months ended June 30, 1999.


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

The provision for loan losses was $2,337,351 for the six months ended June 30, 2000, compared to $843,453 for the same period of 1999, representing an increase of $1,493,898, or 177.1%. This increase in the provision for loan losses during the first six months of 2000 resulted from management's decision to make provisions for current losses, actual growth in the loan portfolio and to increase the overall level of the allowance for loan losses due to expansion into new markets, which expansion resulted in growth in the loan portfolio, and aggressive lending. There was also an increase in the amount of charged-off loans during the first six months of 2000 due to expansion into new markets, which resulted in growth in the loan portfolio, and aggressive lending. Charge-offs exceeded recoveries by $1,798,000 for the six months ended June 30, 2000, compared to $999,000 for the same period of 1999. The reserve for loan losses as a percentage of outstanding loans, net of unearned income, was 0.59% at June 30, 2000 compared to 0.52% at year-end 1999.

The provision for loan losses for the second quarter of 2000 was $1,329,249 compared to $463,661 for the same period of 1999, representing an increase of $865,588, or 186.7%. Charge-offs exceeded recoveries by $1,028,000 and $668,000 for the quarters ended June 30, 2000 and 1999, respectively. These changes during the second quarter of 2000 resulted as management continued to carry out its decision to increase the allowance for loan losses and its more aggressive assessment of past due credits.

In January 2000, management determined to increase Community Bank's provision for loan losses and decrease its loan-to-deposit ratio. However, in connection with a current examination of Community Bank by the State Banking Department of Alabama, the State Banking Department regulators are likely to recommend and management may determine to increase Community Bank's provision for loan losses. Such amounts cannot be determined at this time.

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2000 was $5,132,661, compared to $3,980,417 for the same period of 1999. This increase of 1,152,244, or 29.0%, during the first six months of 2000, compared to the same period of 1999, resulted primarily from increases of $329,526, or 19.4%, in service charges on deposit accounts, $308,639, or 32.5%, in insurance commissions, $150,084, or 60.3%, in fees on debt cancellation contracts and $387,092, or 53.1%, in other operating income. Components of other operating income reflecting increases were title insurance revenues and other fee income associated with wire transfers, non-customer check cashing and ATM access. The Company recorded net losses on the sale of investment securities of $26,886 during the six months ended June 30, 2000, while there were no gains or losses on the sale of investment securities for the same period of 1999.

Non-interest income reflected an increase of $524,210, or 24.8%, for the second quarter of 2000 compared to the same period of 1999. This increase resulted primarily from increases of $148,639, or 16.5%, in service charges on deposit accounts and $225,338, or 49.5%, in insurance commissions. Other components of non-interest income reflecting increases during the second quarter of 2000 compared to the same period of 1999 were as follows: fees on debt cancellation contracts increased $60,722, or 42.7%, and other operating income increased $88,575, or 20.2%, due primarily to an increase in title insurance revenues.

NON-INTEREST EXPENSES

Non-interest expenses for the six months ended June 30, 2000 were $15,362,315, reflecting a $1,267,380, or 9.0%, increase over $14,094,935 for the same period of 1999. The primary components of non-interest expenses are salaries and employee benefits, which increased $1,561,441 for the six months ended June 30, 2000, 19.2% higher than in the same period of 1999. The increases in salaries and employee benefits are due to staffing for new banking locations and expansion, as well as merit increases and incentive payments for existing personnel. Salaries and benefits also include compensation expense related to the release of shares in the Company's leveraged ESOP. Occupancy costs increased $44,109, or 3.5%, furniture and equipment expenses rose by $76,462, or 9.0%, while director and committee fees decreased $39,509, or 12.0%. Other operating expenses declined $375,123,or 10.8%, to $3,115,775 during the first six months of 2000 compared to $3,490,898 for the same period of 1999. This decline primarily reflects a reduction in the audit fees, legal fees, publication and advertising costs associated with the Company's 2000 annual shareholders' meeting, as compared to these expenses for the 1999 meeting. As a result of the Company's recent growth, management anticipates that non-interest expenses will remain at least at their current level for the foreseeable future.

Non-interest expenses were $7,693,421 for the three months ended June 30, 2000 compared to $7,262,230 for the same period of 1999. This increase of $431,191, or 5.9%, during the second quarter of 2000 resulted primarily from an increase of $867,360, or 21.7%, in personnel cost associated with the Company's expansion activities, which was offset by a decline of $462,571, or 23.1%, in other operating expenses. The decrease in other operating expenses was due primarily to a reduction in the professional fees, and publication and advertising cost associated with the Company's 2000 annual shareholders' meeting.

The Company's strategy is to make each office of its subsidiary bank a vital part of the community it serves. Each office has management and personnel similar to a full service, stand-alone bank. Although more expensive, the Company believes this strategy has been successful for Community Bank, and best serves its communities, customers and the Company's shareholders.


INCOME TAXES

The provision for income taxes of $309,405 for the six months ended June 30, 2000 decreased $92,984, or 23.1%, compared to the same period of 1999, due primarily to the decrease in income before taxes. While the effective tax rate of approximately 29.0% for the first six months of 2000 is less than the statutory rate, it does reflect an increase over the effective tax rate of 25.6% for the same period of 1999. The Company's effective tax rate of 23.9% for the second quarter of 2000 represents a decline from the effective tax rate of 26.8% for the second quarter of 1999. These shifts are in part due to the effect of tax-free interest income. The Company attempts to maximize its net income through active tax planning.








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

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. During the first six months of 2000, Community Bank saw its interest earning assets repricing within one year increase while its interest bearing liabilities repricing during this same period decreased. While these changes reflect a slight improvement in the Company's static gap position, as compared to year-end 1999, the Company remained liability sensitive at June 30, 2000, indicating that it had more interest bearing liabilities than interest earning assets repricing during the twelve months ending June 30, 2001. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at June 30, 2000 was: i) 22.2% at 30 days; ii) 44.9% at 90 days; iii) 43.2% at 180 days; and iv) 41.6% at 365 days.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company's June 30, 2000 Asset/Liability Analysis, the improvement in net interest income, over the next twelve months, resulting from a 200 basis points decrease in the interest rate environment would be $934,000, or 3.2%. Conversely, a 200 basis points increase in interest rates would result in a $1,195,000 or 4.1%, decrease in net interest income for the same period.

While movement of interest rates cannot be predicted with any certainty, management believes that Community Bank's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending June 30, 2001. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.










              [The remainder of this page intentionally left blank]

                           PART II - OTHER INFORMATION


                           Item 1 - Legal Proceedings

At a meeting of Community Bank's Board of Directors on June 20, 2000, a director brought to the attention of the Board the total amount of money Community Bank had paid subcontractors in connection with the construction of a new Community Bank office. Management of the Company commenced an investigation of the expenditures. At the request of management, the architects and subcontractors involved in the construction project made presentations to the Boards of Directors of the Company and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the Board of Directors of Community Bank, another director made a presentation alleging that Community Bank had been overcharged by subcontractors on that construction project and another current construction project. As of July 30, 2000, Community Bank had paid a total of approximately $1,792,949 to these subcontractors with respect to the two construction projects. On July 18, 2000, the Boards of Directors of the Company and Community Bank appointed a joint committee comprised of independent directors of the Company and of Community Bank to investigate the alleged overcharges. Upon completion of its investigation, the joint committee is to inform the Boards of Directors of the Company and Community Bank of its findings and recommendations. The joint committee has retained legal counsel and an independent accounting firm to assist the committee in its investigation. Management has also been informed that the directors of Community Bank who alleged the construction overcharges have contacted bank regulatory agencies and law enforcement authorities. Management believes that these agencies and authorities are currently conducting investigations regarding this matter.

On July 21, 2000, three shareholders of the Company, M. Lewis Benson, Doris E. Benson and John M. Packard, Jr., filed a lawsuit in the state Circuit Court of Marshall County, Alabama against the Company, Community Bank, certain directors and officers of the Company and Community Bank, an employee of Community Bank and two construction subcontractors. The plaintiffs purport to file the lawsuit as a shareholder derivative action, which relates to the alleged construction overcharges being investigated by the joint committee of the Boards of Directors of the Company and Community Bank. The complaint alleges that the directors, officers and employee named as defendants in the complaint breached their fiduciary duties, failed to properly supervise officers and agents of the Company and Community Bank, and permitted waste of corporate assets by allegedly permitting the subcontractor defendants to overcharge Community Bank in connection with the construction of two new Community Bank offices, and to perform the construction work without written contracts, budgets, performance guarantees and assurances of indemnification. In addition, the complaint alleges that Kennon R. Patterson, Sr., the Chairman, President and Chief Executive Officer of the Company, breached his fiduciary duties by permitting the two named subcontractors to overcharge for work performed on the two construction projects in exchange for discounted charges for work these subcontractors performed in connection with the construction of Mr. Patterson's residence. The complaint further alleges that the director defendants knew or should have known of this alleged arrangement between Mr. Patterson and the subcontractors. The complaint also alleges that Mr. Patterson, the Community Bank employee and the two subcontractor defendants made false representations and suppressed information about the alleged overcharges and arrangement between Mr. Patterson and the subcontractors. On August 15, 2000, the plaintiffs filed an amended complaint adding Andy C. Mann, a shareholder of the Company, as a plaintiff and adding a former director of the Company and Community Bank as a defendant. The amended complaint generally reiterates the allegations of the original complaint. In addition, the amended complaint alleges that Community Bank was overcharged on all construction projects from January 1997 to the present. The amended complaint also alleges that the defendants breached their fiduciary duties and are guilty of gross financial mismanagement, including allegations concerning the making or approval of certain loans and taking improper actions to conceal the fact that certain loans were uncollectible. The amended complaint seeks, on behalf of the Company, an unspecified amount of compensatory damages in excess of $1 million, punitive damages, disgorgement of improperly paid profits and appropriate equitable relief. The defendants in this action have not yet filed a response to the complaint. Because the complaint has just recently been filed and the joint committee has not yet completed its investigation, and as a result of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations. Regardless of the outcome, however, this lawsuit could be costly, time-consuming and a diversion of management's attention.

The Company's Certificate of Incorporation provides that, in certain circumstances, the Company will indemnify and advance expenses to its directors and officers for judgments, settlements and legal expenses incurred as a result of their service as officers and directors of the Company. Community Bank's Bylaws contain a similar provision for indemnification of directors and officers of Community Bank.

On August 3, 2000, the Company, Community Bank and the Company's directors filed a motion to stay the proceedings of a shareholder derivative action that was filed on November 19, 1998 in the state Circuit Court of Blount County, Alabama against the Company, Community Bank and the Company's directors by William Towns, Pat Ballew and Mary Ballew, each a stockholder of the Company. The motion seeks to stay the proceedings until the Company's and Community Bank's special joint committee has completed its investigation of the alleged construction overcharges discussed above. For additional information about this lawsuit, please see the section captioned "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on Thursday, May 11, 2000, at which the following matters were voted upon by the shareholders of the Company.

(a) Election of Class I Directors

         Roy B. Jackson, Hodge Patterson, III, and Robert O. Summerford were elected to serve as Class I directors of the Company until the annual meeting of shareholders of the Company in 2003 or until their successors are elected and qualified. The vote with respect to such election was as follows:

                                                                Votes Cast           Abstentions
                                           Votes Cast           Against or           or Broker
Name                                        In Favor             Withheld            Non-Votes
----                                        --------             --------            ---------
Roy B. Jackson                              3,098,385            16,260                4,211
Hodge Patterson, III                        3,095,520            14,993                6,191
Robert O. Summerford                        3,098,596            14,973                4,211


         The following directors continued in office following the shareholders meeting:

    Name                                                      Term Expires
    ----                                                      ------------
    Glynn Debter                                                2001
    John J. Lewis, Jr.                                          2001
    Loy McGruder                                                2001
    Bishop K. Walker, Jr.                                       2001
    Denny G. Kelly                                              2002
    Kennon R. Patterson, Sr.                                    2002
    Merritt M. Robbins                                          2002
    R. Wayne Washam                                             2002


(b) Proposal to amend the Company's Certificate of Incorporation to limit the liability of the Company's directors

    The shareholders of the Company approved the proposal to amend the Company's Certificate of Incorporation to limit the liability of the Company's directors by the following vote:

                              Votes Cast                     Abstentions
    Votes Cast                Against or                      or Broker
     In Favor                  Withheld                      Non-Votes
    ---------                 ----------                     ----------
    3,066,282                   34,185                          11,627


(c) Proposal to amend the Company's Certificate of Incorporation to enhance the Company's indemnification of directors and officers

    The shareholders of the Company approved the proposal to amend the Company's Certificate of Incorporation to enhance the Company's indemnification of directors and officers by the following vote:

                              Votes Cast                      Abstentions
    Votes Cast                Against or                       or Broker
     In Favor                  Withheld                        Non-Votes
    ---------                 ----------                      -----------
    3,064,336                  32,813                           14,945

(d) Proposal to amend the Company's Certificate of Incorporation to eliminate shareholder action by written consent

    The shareholders of the Company approved the proposal to amend the Company's Certificate of Incorporation to eliminate shareholder action by written consent by the following vote:

                             Votes Cast                     Abstentions
    Votes Cast               Against or                      or Broker
     In Favor                 Withheld                       Non-Votes
    ----------               ----------                     -----------
    3,027,626                  46,694                           13,286


(e) Proposal to amend the Company's Certificate of Incorporation to provide for staggered terms for directors

    The shareholders of the Company approve the proposal to amend the Company's Certificate of Incorporation to provide for staggered terms for directors by the following vote:

                             Votes Cast                     Abstentions
    Votes Cast               Against or                      or Broker
     In Favor                 Withheld                       Non-Votes
     --------                 --------                       ---------
    3,059,751                   13,231                          13,657

(f) Proposal to amend the Company's Certificate of Incorporation regarding vacancies on the Board of Directors and the removal of directors

    The shareholders of the Company approved the proposal to amend the Company's Certificate of Incorporation regarding vacancies on the Board of Directors and removal of directors by the following vote:

                             Votes Cast                     Abstentions
    Votes Cast               Against or                      or Broker
     In Favor                 Withheld                       Non-Votes
     --------                 --------                       ---------
    3,040,747                   29,844                          16,048


(g) Proposal to amend the Company's Certificate of Incorporation to require a super-majority vote by shareholders to amend the Company's Certificate of Incorporation

    The shareholders of the Company approved the proposal to amend the Company's Certificate of Incorporation requiring a super-majority vote by shareholders to amend the Company's Certificate of Incorporation by the following vote:

                             Votes Cast                     Abstentions
    Votes Cast               Against or                      or Broker
     In Favor                 Withheld                       Non-Votes
     --------                 --------                       ---------
    3,028,239                   38,149                          20,615


(h) Proposal to restate and make miscellaneous amendments to the Company's Certificate of Incorporation

    The shareholders of the Company approved the proposal to restate and make miscellaneous amendments to the Company's Certificate of Incorporation by the following vote:

                             Votes Cast                     Abstentions
    Votes Cast               Against or                      or Broker
     In Favor                 Withheld                       Non-Votes
     --------                 --------                       ---------
    3,039,910                   29,546                          17,520

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

    Exhibit Number                      Description of Exhibit
    --------------                      ----------------------

         3.1      By-laws of Registrant, as amended and restated May 2000

         3.2      Certificate of Incorporation, as amended and restated May
                  2000

         4.1      Rights Agent Agreement, dated January 13, 1999, between
                  Community Bancshares, Inc. and the Bank of New York (Filed as
                  Exhibit 4.1 to Form 8-A, filed January 21, 1999, and incorporated herein by reference)

         4.2      Indenture, dated March 23, 2000, between Community
                  Bancshares, Inc. and the Bank of New York (Filed as Exhibit
                  4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference)

         10.1 Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee

         10.2     Addendum to Lease Agreement and Loan Agreement, dated May 31,
                  2000, between REM, LLC and Community Bank

         10.3     Lease Agreement, dated June 1, 2000, between Debter
                  Properties, LLC, as lessor, and Community Bank, as lessee

         10.4     Addendum to Lease Agreement and Loan Agreement, dated June 1,
                  2000, between Debter Properties, LLC and Community Bank

         11       Computation of Earnings Per Share

         27       Financial Data Schedule (for SEC use only)


b) Reports on Form 8-K

       The Company filed the following reports on Form 8-K during the quarter ended June 30, 2000:

         1. Current report on Form 8-K filed on April 6, 2000, and reporting press release regarding the offering of trust preferred securities under Item 5

         2. Current report on Form 8-K filed on May 16, 2000, and reporting changes in certifying accountant on Item 4

         3. Amendment to current report on Form 8-K/A filed on May 30, 2000, and reporting changes in certifying accountant under
                  Item 4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMMUNITY BANCSHARES, INC.



August 16, 2000                          /s/ Kennon R. Patterson, Sr.
--------------------------------        ---------------------------------------
Date                                    Kennon R. Patterson, Sr., as its
                                        President and Chief Executive Officer




August 16, 2000                          /s/ Michael A. Bean
--------------------------------        ---------------------------------------
Date                                    Michael A. Bean, as its Acting Chief
                                        Accounting Officer

    Exhibit Number                      Description of Exhibit
    --------------                      ----------------------

         3.1      By-laws of Registrant, as amended and restated May 2000

         3.2      Certificate of Incorporation, as amended and restated May
                  2000

         4.1      Rights Agent Agreement, dated January 13, 1999, between
                  Community Bancshares, Inc. and the Bank of New York (Filed as
                  Exhibit 4.1 to Form 8-A, filed January 21, 1999, and incorporated herein by reference)

         4.2      Indenture, dated March 23, 2000, between Community
                  Bancshares, Inc. and the Bank of New York (Filed as Exhibit
                  4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference)

         10.1 Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee

         10.2     Addendum to Lease Agreement and Loan Agreement, dated May 31,
                  2000, between REM, LLC and Community Bank

         10.3     Lease Agreement, dated June 1, 2000, between Debter
                  Properties, LLC, as lessor, and Community Bank, as lessee

         10.4     Addendum to Lease Agreement and Loan Agreement, dated June 1,
                  2000, between Debter Properties, LLC and Community Bank

         11       Computation of Earnings Per Share

         27       Financial Data Schedule (for SEC use only)


================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                  -------------



                                  EXHIBITS TO



                                   FORM 10-Q


                                    for the

                      Quarterly Period Ended June 30, 2000


                                  -------------





                           COMMUNITY BANCSHARES, INC.

                                  P.O. BOX 1000

                                   MAIN STREET

                           BLOUNTSVILLE, ALABAMA 35031

================================================================================