Form 10-Q
period 2000-09-30
COMMUNITY BANCSHARES INC /DE/
filed 2000-11-20
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-16461

                           COMMUNITY BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       DELAWARE                                        63-0868361
------------------------                  ------------------------------------
(STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)

68149 MAIN STREET, P. O. BOX 1000, BLOUNTSVILLE, AL                   35031
---------------------------------------------------                 ----------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (205) 429-1000
                                                           ---------------

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

                                    YES [X] NO [ ]

AS OF NOVEMBER 10, 2000, THERE WERE 4,674,995 SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE PER SHARE, OUTSTANDING.

                                     INDEX

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                                 PAGE

Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.........................       3

           Consolidated Statements of Income and Consolidated Statements of Comprehensive Income -
           Three months ended September 30, 2000 and 1999.................................................     4-5

           Consolidated Statements of Income and Consolidated Statements of Comprehensive Income -
           Nine months ended September 30, 2000 and 1999..................................................     6-7

           Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and 1999..........       8

           Notes to Consolidated Financial Statements - September 30, 2000................................      10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............      16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................      24

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................      25

Item 6.  Exhibits and Reports on Form 8-K.................................................................      27

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           SEPTEMBER 30,         December 31,
                                                                                2000                  1999
                                                                          ---------------       ---------------
                                                                            (UNAUDITED)
ASSETS
  Cash.................................................................  $      6,436,735       $    11,698,392
  Due from banks.......................................................        22,049,966            15,099,119
  Interest-bearing deposits with banks.................................           700,000               700,000
  Federal funds sold...................................................               -0-                   -0-
  Securities available for sale........................................       106,077,282            96,847,273
  Loans................................................................       533,103,482           499,297,647
  Less: Unearned income................................................           214,128               571,295
        Allowance for loan losses......................................         6,643,510             2,603,128
                                                                          ---------------       ---------------
             NET LOANS.................................................       526,245,844           496,123,224

  Premises and equipment, net..........................................        32,989,795            35,683,614
  Accrued interest.....................................................         7,335,535             6,537,114
  Intangibles, net.....................................................         6,792,590             7,156,449
  Other real estate....................................................         1,579,112               766,005
  Other assets.........................................................         6,949,230             4,287,061
                                                                          ---------------       ---------------
             TOTAL ASSETS..............................................   $   717,156,089       $   674,898,251
                                                                          ===============       ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing...............................................   $    69,933,645       $    64,840,153
     Interest-bearing..................................................       539,794,880           508,420,641
                                                                          ---------------       ---------------
             TOTAL DEPOSITS ...........................................       609,728,525           573,260,794
  Other short-term borrowings..........................................         2,166,977             2,493,842
  Accrued interest.....................................................         4,974,997             3,743,606
  FHLB borrowing.......................................................        38,000,000            40,000,000
  Long-term debt.......................................................         5,938,946             6,637,162
  Guaranteed preferred beneficial interest in the Company's junior
     subordinated deferrable interest debentures.......................        10,000,000                   -0-

  Other liabilities....................................................         5,255,538             4,287,471
                                                                          ---------------       ---------------
             TOTAL LIABILITIES.........................................       676,064,983           630,422,875
  Shareholders' equity
     Preferred stock, par value $.01 per share, 200,000 shares
           authorized, no shares issued................................               -0-                   -0-
     Common stock, par value $.10 per share, 20,000,000 shares
           authorized, 4,674,995 shares issued as of September 30,
           AND 4,665,514 shares issued as of December 31, 1999.........           467,499               466,551
     Capital surplus...................................................        29,633,369            29,411,513
     Retained earnings.................................................        14,704,929            19,038,875
     Unearned ESOP shares - 206,079 and 221,321 shares as of
           September 30, 2000 and December 31, 1999, respectively......        (2,515,238)           (2,788,442)
     Accumulated other comprehensive loss                                      (1,199,453)           (1,653,121)
                                                                          ---------------       ---------------
             TOTAL SHAREHOLDERS' EQUITY................................        41,091,106            44,475,376
                                                                          ---------------       ---------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................   $   717,156,089       $   674,898,251
                                                                          ===============       ===============

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                   Three Months Ended
                                                                                     September 30,
                                                                          -----------------------------------
                                                                              2000                   1999
                                                                          -------------         -------------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans .......................................      $  14,030,527         $  12,127,879
  Interest on investment securities: ...............................
  Taxable securities ...............................................          1,505,545             1,149,283
  Securities exempt from federal income taxes ......................            252,956               241,683
  Interest on federal funds sold ...................................             22,161                31,817
  Interest on deposits in other banks ..............................             13,353                15,178
                                                                          -------------         -------------
          TOTAL REVENUE FROM EARNING ASSETS ........................         15,824,542            13,565,840
                                                                          -------------         -------------
INTEREST EXPENSE
  Interest on deposits .............................................          7,858,934             6,054,109
  Interest on other short-term borrowings ..........................             38,174                29,482
  Interest on FHLB borrowing .......................................            585,265               405,033
  Interest on long-term debt .......................................            140,676               146,329
  Interest on guaranteed preferred beneficial interests in the
  Company's junior subordinated deferrable interest debentures .....            277,188                   -0-
                                                                          -------------         -------------
          TOTAL INTEREST EXPENSE ...................................          8,900,237             6,634,953
                                                                          -------------         -------------

NET INTEREST INCOME ................................................          6,924,305             6,930,887
Provision for loan losses ..........................................          4,618,539               545,447
                                                                          -------------         -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ................          2,305,766             6,385,440
NONINTEREST INCOME
 Service charges on deposits .......................................          1,066,406               955,031
 Insurance commissions .............................................            682,232               526,973
 Bank club dues ....................................................            175,792               179,240
 Debt cancellation fees ............................................            188,421               187,771
 Other operating income ............................................            399,702               426,670
 Security gains ....................................................             45,184                 6,523
                                                                          -------------         -------------
          TOTAL NONINTEREST INCOME .................................          2,557,737             2,282,208
                                                                          -------------         -------------
NONINTEREST EXPENSES
  Salaries and employee benefits ...................................          4,577,543             4,232,886
  Occupancy expense ................................................            807,339               648,490
  Furniture and equipment expense ..................................            485,709               466,899
  Director and committee fees ......................................            139,691               127,050
  Other operating expense ..........................................          1,739,113             1,576,726
                                                                          -------------         -------------
          TOTAL NONINTEREST EXPENSES ...............................          7,749,395             7,052,051
                                                                          -------------         -------------

Income/(Loss) before income taxes ..................................         (2,885,892)            1,615,597
PROVISION/(BENEFIT) FOR INCOME TAXES ...............................         (1,127,941)              589,028
                                                                          -------------         -------------
          NET INCOME/(LOSS) ........................................      $  (1,757,951)        $   1,026,569
                                                                          =============         =============

NET INCOME/(LOSS) PER COMMON SHARE - BASIC .........................      $       (0.39)        $        0.23
NET INCOME/(LOSS) PER COMMON SHARE - DILUTED .......................      $       (0.38)        $        0.22

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                          -----------------------------------
                                                                              2000                  1999
                                                                          -------------         -------------
Net income/(loss) ....................................................    $  (1,757,951)        $   1,026,569
Components of other comprehensive income before tax:
  Unrealized holding gains/(losses) arising during the period ........        1,195,107              (985,975)
  Reclassification adjustments for net gains included
       in net income .................................................          (45,184)               (6,523)
                                                                          -------------         -------------
 Other comprehensive gains/(losses) before income taxes ..............        1,149,923              (992,498)
 Income tax expense/(benefit) related to other
       comprehensive gains/(losses) ..................................          462,049              (397,000)
                                                                          -------------         -------------
 Total other comprehensive income/(loss), net of tax .................          687,874              (595,498)
                                                                          -------------         -------------

Comprehensive income/(loss), net of tax ..............................    $  (1,070,077)        $     431,071
                                                                          =============         =============









             [The remainder of this page intentionally left blank]





                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                          -----------------------------------
                                                                              2000                  1999
                                                                          -------------         -------------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans .........................................    $  40,244,586         $  33,928,332
  Interest on investment securities:
  Taxable securities .................................................        4,303,365             3,575,390
  Securities exempt from federal income taxes ........................          586,091               670,606
  Interest on federal funds sold .....................................          185,576                70,439
  Interest on deposits in other banks ................................           43,179                55,098
                                                                          -------------         -------------
          TOTAL REVENUE FROM EARNING ASSETS ..........................       45,362,797            38,299,865
                                                                          -------------         -------------
INTEREST EXPENSE
  Interest on deposits ...............................................       22,019,075            17,589,123
  Interest on other short-term borrowings ............................           91,106               297,113
  Interest on FHLB borrowing .........................................        1,681,583               520,533
  Interest on long-term debt .........................................          427,646               429,490
  Interest on guaranteed preferred beneficial interests in the
  Company's junior subordinated deferrable interest debentures .......          585,522                   -0-
                                                                          -------------         -------------
          TOTAL INTEREST EXPENSE .....................................       24,804,932            18,836,259
                                                                          -------------         -------------

NET INTEREST INCOME ..................................................       20,557,865            19,463,606
Provision for loan losses ............................................        6,955,890             1,388,900
                                                                          -------------         -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ..................       13,601,975            18,074,706
NONINTEREST INCOME
 Service charges on deposits .........................................        3,097,246             2,656,345
 Insurance commissions ...............................................        1,941,670             1,477,772
 Bank club dues ......................................................          529,825               529,484
 Debt cancellation fees ..............................................          587,271               436,537
 Other operating income ..............................................        1,516,088             1,155,964
 Investment securities gains .........................................           18,298                 6,523
                                                                          -------------         -------------
          TOTAL NONINTEREST INCOME ...................................        7,690,398             6,262,625
                                                                          -------------         -------------
NONINTEREST EXPENSES
  Salaries and employee benefits .....................................       14,281,425            12,375,327
  Occupancy expense ..................................................        2,129,519             1,926,561
  Furniture and equipment expense ....................................        1,416,909             1,321,637
  Director and committee fees ........................................          428,969               455,837
  Other operating expense ............................................        4,854,888             5,067,624
                                                                          -------------         -------------
          TOTAL NONINTEREST EXPENSES .................................       23,111,710            21,146,986
                                                                          -------------         -------------

Income/(Loss) before income taxes ....................................       (1,819,337)            3,190,345
PROVISION/(BENEFIT) FOR INCOME TAXES .................................         (818,536)              991,417
                                                                          -------------         -------------
          NET INCOME/(LOSS) ..........................................    $  (1,000,801)        $   2,198,928
                                                                          =============         =============

NET INCOME/(LOSS) PER COMMON SHARE - BASIC ...........................    $       (0.22)        $        0.50
NET INCOME/(LOSS) PER COMMON SHARE - DILUTED .........................    $       (0.21)        $        0.48
DIVIDENDS PER COMMON SHARE ...........................................    $        0.75         $        0.60

                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                          -----------------------------------
                                                                              2000                  1999
                                                                          -------------         -------------
Net income/(loss) ....................................................    $  (1,000,801)        $   2,198,928
Components of other comprehensive income, before tax:
  Unrealized holding gains/(losses) arising during the period ........          774,412            (3,193,371)
  Reclassification adjustments for net gains included
       in net income .................................................          (18,298)               (6,523)
                                                                          -------------         -------------
 Other comprehensive gains/(losses) before income taxes ..............          756,114            (3,199,894)
 Income tax expense/(benefit) related to other
       comprehensive gains/(losses) ..................................          302,446            (1,279,958)
                                                                          -------------         -------------
 Total other comprehensive gain/(loss), net of tax ...................          453,668            (1,919,936)
                                                                          -------------         -------------

Comprehensive income/(loss), net of tax ..............................    $    (547,133)        $     278,992
                                                                          =============         =============




             [The remainder of this page intentionally left blank]









                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                          -----------------------------------
                                                                              2000                  1999
                                                                          -------------         -------------
OPERATING ACTIVITIES
  Net (loss)/income ..................................................    $ (1,000,801)         $  2,198,928
  Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses ..................................       6,955,890             1,388,900
          Provision for depreciation and amortization ................       1,830,227             1,699,310
          Amortization of investment security premiums and
              accretion of discounts .................................         117,891               149,790
          Deferred tax (benefit)/expense .............................      (1,679,978)              127,289

          Gain on sale of premises and equipment .....................         (12,488)               (1,783)
          Realized investment security gains .........................         (18,298)               (6,523)
          Increase in accrued interest receivable ....................        (798,421)             (123,517)
          Increase in accrued interest payable .......................       1,231,391                47,119
          Other ......................................................      (1,614,708)              (27,482)
                                                                          ------------          ------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES ........       5,010,705             5,452,031
                                                                          ------------          ------------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities - AFS .................      10,303,129             4,505,826
  Proceeds from maturity of investment securities - AFS ..............      23,633,022             6,386,276
  Purchase of investment securities - AFS ............................     (42,498,500)          (12,249,178)
  Cash disbursed in acquisition of finance offices ...................             -0-            (2,312,592)
  Cash disbursed in acquisition of insurance operations ..............             -0-              (750,000)
  Net increase in loans to customers .................................     (37,078,510)          (51,197,811)
  Proceeds from sale of premises and equipment .......................       5,951,660               286,963
  Net proceeds from sale of other real estate ........................         716,612               280,888
  Capital expenditures ...............................................      (4,681,237)           (5,462,997)
                                                                          ------------          ------------
                    NET CASH USED BY INVESTING ACTIVITIES ............     (43,653,824)          (60,512,625)
                                                                          ------------          ------------
FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts, and
      savings accounts ...............................................      21,044,787             7,982,514
  Net increase in certificates of deposit ............................      15,422,944             1,202,964
  Net (decrease)/increase in short-term borrowings ...................        (326,865)            3,159,583
  (Decrease)/increase in FHLB borrowings .............................      (2,000,000)           40,000,000
  Decrease in long-term debt .........................................        (698,216)             (571,812)
  Issuance of guaranteed preferred beneficial interest in Company's
        junior subordinated deferrable interest debentures ...........      10,000,000                   -0-
  Proceeds from issuance of common stock .............................         222,804               294,541
  Cash dividends .....................................................      (3,333,145)           (2,788,753)
                                                                          ------------          ------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES ..........      40,332,309            49,279,037
                                                                          ------------          ------------

Net increase/(decrease) in cash and cash equivalents .................    $  1,689,190          $ (5,781,557)

Cash and cash equivalents at beginning of period .....................      26,797,511            25,553,170
                                                                          ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................    $ 28,486,701          $ 19,771,613
                                                                          ============          ============


                 See notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                          -----------------------------------
                                                                              2000                  1999
                                                                          -------------         -------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest ......................................................    $  26,036,323         $  18,883,378
       Income taxes ..................................................          491,173               865,249

Supplemental schedule of non-cash investing and financing activities:

The company acquired $134,790 and $166,000 of real property characterized as other real estate as a result of purchasing homes of employees under the company's relocation program during the nine-month periods ended september 30, 2000 and 1999, respectively.

Upon the pledging of purchased shares of the company's common stock to obtain additional ESOP debt of $1,076,958 on december 1, 1998, long-term debt was increased and equity was decreased. The debt was reduced $113,861 and $117,834 during the nine-month periods ended september 30, 2000 and 1999, respectively, and shares of the company's common stock were released as a result of payments made by the company's ESOP on the outstanding ESOP debt.







             [The remainder of this page intentionally left blank]

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in 1999 have been reclassified to conform with the 2000 presentation. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - INVESTMENT SECURITIES

At September 30, 2000 and December 31, 1999, the Company's investment securities are categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity (Accumulated Other Comprehensive Income) until realized.

At September 30, 2000, the Company's available-for-sale investment securities reflected net unrealized losses of $1,999,088, which resulted in a decrease in shareholders' equity of $1,199,453, net of the deferred tax asset. The net increase in shareholders' equity as a result of an adjustment in accordance with SFAS 115 from December 31, 1999 to September 30, 2000 was $453,668.

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

Options that have an exercise price below the current fair value of the Company's common stock are assumed to be exercised in the calculation of diluted average shares of common stock outstanding, causing the equivalent average number of shares outstanding on a diluted basis to be 210,900 greater than that used to calculate basic earnings per share for the nine months ended September 30, 2000. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 120,055 for the nine months ended September 30, 1999.

NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (ESOP) effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions to the ESOP are made at the discretion of the Company's Board of Directors, but may not be less than the amount required to cover the debt service on the ESOP loan. Employer contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Code imposes a limit ($170,000 in 2000) on the amount of compensation which may be considered under the ESOP.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The initial principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At September 30, 2000, the monthly payment was $33,852. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt on the Company's books is reduced. The shares securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made, resulting in a reduction in the contra-equity account equal to the fair value of the shares released. As of September 30, 2000, there were 206,079 unreleased shares with a fair value, based on an independent valuation of $18 per share, of approximately $3,709,422. These shares are subtracted from outstanding shares for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position (SOP) No. 93-6, Employers' Accounting for Employee Stock Ownership Plans. Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statements and reduce its shareholders' equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($186,937 and $176,216 during the first nine months of 2000 and 1999, respectively) is classified as interest expense on the Company's income statement. Total compensation recorded during the first nine months of 2000, as a result of the release of shares held by the Company's leveraged ESOP, was $274,356, based on the fair value of such shares.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants.

At September 30, 2000 and 1999, the Company's financial statements reflected long-term debt related to the ESOP of $2,674,581 and $2,826,398, respectively. The corresponding contra-equity account was $2,515,238 at September 30, 2000 and $2,826,398 at September 30, 1999.

Company contributions to the ESOP amounted to $300,798 and $285,093 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

In May 2000, Community Bank loaned $4,184,051 to REM, LLC, an Alabama limited liability company of which a director of Community Bank is a member, to fund the purchase from Community Bank of the real property in which Community Bank's Hamilton, Alabama office is located. The loan amortizes over a 30-year period and is collateralized by a first mortgage on the real property. The loan carries a prime rate of interest that adjusts each time there is a change in the prime rate. As adjustments occur in the interest rate on the loan, appropriate increases or decreases are made to the monthly loan payment. Concurrently with this loan and the purchase of the real property, Community Bank entered into a lease agreement with REM, LLC to lease back this real property from REM, LLC for a term of 30 years, with monthly rental payments equal to the monthly amount of principal and interest due under the loan to REM, LLC plus applicable real estate taxes, assessments, levies and insurance.

In June 2000, Community Bank loaned $1,696,576 to Debter Properties, LLC, an Alabama limited liability company of which a director of the Company is a member, to fund the purchase from Community Bank of the real property in which Community Bank's Boaz, Alabama office is located. The loan amortizes over a 20-year period and is collateralized by a first mortgage on the real property. The loan carries a prime rate of interest that adjusts each time there is a change in the prime rate. As adjustments occur in the interest rate on the loan, appropriate increases or decreases are made to the monthly loan payment. Concurrently with this loan and the purchase of the real property, Community Bank entered into a lease agreement with Debter Properties, LLC to lease back this real property from Debter Properties, LLC for a term of 20 years, with monthly rental payments equal to the monthly amount of principal and interest due under the loan to Debter Properties, LLC plus applicable real estate taxes, assessments, levies and insurance.

Management believes these loans were made in the ordinary course of business on substantially the same credit terms as would be made available to third parties unaffiliated with Community Bank including interest rates and collateral, and do not represent more than a normal risk of collection or present other unfavorable features.


NOTE G - LEASES

In May 2000, Community Bank entered into a lease agreement, as the tenant, with REM, LLC, an Alabama limited liability company of which a director of Community Bank is a member, pursuant to which Community Bank leased the real property Community Bank's Hamilton, Alabama office is located. In connection with the lease agreement, Community Bank loaned funds to REM, LLC to finance its purchase of the real property from Community Bank. The term of the lease is 30 years; provided however that in no event shall the term of the lease expire prior to the time when the loan obtained by the lessor to purchase the leased property is paid in full. The monthly rent on this lease is an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Because the interest rate on the loan used to purchase the property adjusts with fluctuations in the prime rate, the monthly lease payments are subject to change. At September 30, 2000, the amount of the monthly rental payment was $35,210. In addition, Community Bank agreed to pay the lessor an additional sum to be adjusted periodically to coincide with the cost to the lessor of the real estate taxes and other items and insurance. Community Bank is responsible for maintenance, repairs and utilities for the real property. Community Bank is also responsible for maintaining fire and extended coverage and general liability insurance coverage for the real property. The Company has the option to purchase the leased premises from the lessor at any time during the term of the lease for an amount equal to the lessor's cost in acquiring and/or constructing such leased premises. In an Addendum to the Lease Agreement and Loan Agreement, dated May 31, 2000, Community Bank agreed to maintain and continue in force fire and extended coverage insurance and general liability insurance upon the leased premises. In return, the lessor agreed to reimburse Community Bank on a quarterly basis the amount of the insurance premium which is included in payments made by Community Bank under the lease.

In June 2000, Community Bank entered into a lease agreement, as the tenant, with Debter Properties, LLC, an Alabama limited liability company of which a director of the Company is a member, pursuant to which Community Bank leased the real property in which Community Bank's Boaz, Alabama office is located. In connection with the lease agreement, Community Bank loaned funds to Debter Properties, LLC to finance its purchase of the real property from Community Bank. The term of the lease is 20 years; provided however that in no event shall the term of the lease expire prior to the time when the loan obtained by the lessor to purchase the leased property is paid in full. The monthly rent on this lease is an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Because the interest rate on the loan used to purchase the property adjusts with fluctuation in the prime rate, the monthly lease payments are subject to change. At September 30, 2000, the amount of the monthly rental payment was $15,821. In addition, Community Bank agreed to pay the lessor an additional sum to be adjusted periodically to coincide with the cost to the lessor of the real estate taxes and other items and insurance. Community Bank is responsible for maintenance, repairs and utilities for the real property. Community Bank is also responsible for maintaining fire and extended coverage and general liability insurance coverage for the real property. The Company has the option to purchase the leased premises from the lessor at any time during the term of the lease for an amount equal to the lessor's cost in acquiring and/or constructing such leased premises. In an Addendum to the Lease Agreement and Loan Agreement, dated June 1, 2000, Community Bank agreed to maintain and continue in force fire and extended coverage insurance and general liability insurance upon the leased premises. In return, the lessor agreed to reimburse Community Bank on a quarterly basis the amount of the insurance premium which is included in payments made by Community Bank under the lease.

NOTE H - CONTINGENCIES

At a meeting of Community Bank's Board of Directors on June 20, 2000, a director brought to the attention of the Board the total amount of money Community Bank had paid subcontractors in connection with the construction of a new Community Bank office. Management of the Company commenced an investigation of the expenditures. At the request of management, the architects and subcontractors involved in the construction project made presentations to the Boards of Directors of the Company and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the Board of Directors of Community Bank, another director made a presentation alleging that Community Bank had been overcharged by subcontractors on that construction project and another current construction project. As of September 30, 2000, Community Bank had paid a total of approximately $1,825,787 to these subcontractors with respect to the two construction projects. On July 18, 2000, the Boards of Directors of the Company and Community Bank appointed a joint committee comprised of independent directors of the Company and of Community Bank to investigate the alleged overcharges. Upon completion of its investigation, the joint committee is to inform the Boards of Directors of the Company and Community Bank of its findings and recommendations. The joint committee has retained legal counsel and an independent accounting firm to assist the committee in its investigation. Management has also been informed that the directors of Community Bank who alleged the construction overcharges have contacted bank regulatory agencies and law enforcement authorities. Management believes that these agencies and authorities either have conducted or are currently conducting investigations regarding this matter.

On July 21, 2000, three shareholders of the Company, M. Lewis Benson, Doris E. Benson and John M. Packard, Jr., filed a lawsuit in the state Circuit Court of Marshall County, Alabama against the Company, Community Bank, certain directors and officers of the Company and Community Bank, an employee of Community Bank and two construction subcontractors. The plaintiffs purported to file the lawsuit as a shareholder derivative action, which relates to the alleged construction overcharges being investigated by the joint committee of the Boards of Directors of the Company and Community Bank. The complaint alleges that the directors, officers and employee named as defendants in the complaint breached their fiduciary duties, failed to properly supervise officers and agents of the Company and Community Bank, and permitted waste of corporate assets by allegedly permitting the subcontractor defendants to overcharge Community Bank in connection with the construction of two new Community Bank offices, and to perform the construction work without written contracts, budgets, performance guarantees and assurances of indemnification. In addition, the complaint alleges that Kennon R. Patterson, Sr., the Chairman, President and Chief Executive Officer of the Company, breached his fiduciary duties by allegedly permitting the two named subcontractors to overcharge for work performed on the two construction projects in exchange for allegedly discounted charges for work these subcontractors performed in connection with the construction of Mr. Patterson's residence. The complaint further alleges that the director defendants knew or should have known of this alleged arrangement between Mr. Patterson and the subcontractors. The complaint also alleges that Mr. Patterson, the Community Bank employee and the two subcontractor defendants made false representations and suppressed information about the alleged overcharges and arrangement between Mr. Patterson and the subcontractors. On August 15, 2000, the plaintiffs filed an amended complaint adding Andy C. Mann, a shareholder of the Company, as a plaintiff and adding a former director of the Company and Community Bank as a defendant. The amended complaint generally reiterates the allegations of the original complaint. In addition, the amended complaint alleges that Community Bank was overcharged on all construction projects from January 1997 to the present. The amended complaint also alleges that the defendants breached their fiduciary duties and are guilty of gross financial mismanagement, including allegations concerning the making or approval of certain loans and taking allegedly improper actions to conceal the fact that certain loans were uncollectible. The amended complaint seeks, on behalf of the Company, an unspecified amount of compensatory damages in excess of $1 million, punitive damages, disgorgement of allegedly improperly paid profits and appropriate equitable relief. Upon motion of the defendants, the case was transferred to the state Circuit Court in Blount County, Alabama by order dated September 21, 2000, as amended on October 12, 2000. On August 24, 2000, the Board of Directors of the Company designated the directors of the Company who serve on the joint investigatory committee as a special litigation committee to investigate and evaluate the allegations and issues raised in this lawsuit and to arrive at such decisions and take such action as the special litigation committee deems appropriate. Because the special litigation committee has not yet completed its investigation, and as a result of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations. Regardless of the outcome, however, this lawsuit could be costly, time-consuming and a diversion of management's attention.

On August 3, 2000, the Company, Community Bank and the Company's directors filed a motion to stay the proceedings of a shareholder derivative action that was filed on November 19, 1998 in the state Circuit Court of Blount County, Alabama against the Company, Community Bank and the Company's directors by William Towns, Pat Ballew and Mary Ballew, each a stockholder of the Company. The motion seeks to stay the proceedings until the Company's and Community Bank's joint investigating committee has completed its investigation of the alleged construction overcharges discussed above. For additional information about this lawsuit, please see the section captioned "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2000.

Another action was filed against the Company, Community Bank and certain directors and officers of the Company and Community Bank on September 14, 2000, by seven shareholders of the Company alleging that the directors actively participated in or ratified the misappropriation of corporate income. The Company and its directors believe that this lawsuit, which was not styled as a shareholder derivative lawsuit, is without merit and intend to defend the action vigorously.

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

In December 1999, Community Bank charged approximately $2,631,000 to its allowance for loan losses associated with impaired balances on automobile and truck loans originated through Community Bank's Ft. Payne, Alabama Wal-Mart location which were not in compliance with Community Bank's lending policy. Community Bank, including its subsidiary 1st Community Credit Corporation, charged an additional approximately $567,000 to its allowance for loan losses during the first six months of 2000 related to these Ft. Payne loans. On June 20, 2000, Community Bank filed an action in the United States District Court for the Northern District of Alabama against a car dealership, several employees and former employees of the dealership and a former employee of Community Bank. The lawsuit seeks damages of an unspecified amount to recover losses incurred by Community Bank in connection with certain loans made at Community Bank's Wal-Mart office in Fort Payne, Alabama, along with all costs associated with this legal action. On September 27, 2000, Community Bank filed an amended complaint in this action. Any amounts received by Community Bank as a result of this litigation will be treated as a recovery on loan losses.


NOTE I - OTHER COMPREHENSIVE INCOME

During the first nine months of 2000, the Company had other comprehensive income, before tax, of $756,114 resulting in a tax expense of $302,446 related to other comprehensive income. The tax effect for each component of other comprehensive income during the nine months ended September 30, 2000 was a tax expense of $309,765 related to unrealized holding gains arising during the period partially offset by a tax benefit of $7,319 related to reclassification adjustments for net gains included in net income during the period. In contrast, during the nine months ended September 30, 1999, the Company had an other comprehensive loss, before tax, of $3,193,371 resulting in a tax benefit of $1,279,958 related to this other comprehensive loss. The tax effect for each component of the other comprehensive loss during the first nine months of 2000 was a tax benefit of $1,277,348 related to unrealized holding losses arising during the period coupled with a tax benefit of $2,610 related to reclassification adjustments for net gains included in net income for the period.

During the third quarter of 2000, the Company had other comprehensive income, before tax, of $1,149,923 resulting in a tax expense of $462,049 related to other comprehensive income. The tax effect for each component of other comprehensive income during the three months ended September 30, 2000 was a tax expense of $480,194 related to unrealized holding gains arising during the period partially offset by a tax benefit of $18,145 related to reclassification adjustments for net gains included in net income during the period. In contrast, during the three months ended September 30, 1999, the Company had an other comprehensive loss, before tax, of $992,498 resulting in a tax benefit of $397,000 related to this other comprehensive loss. The tax effect for each component of the other comprehensive loss during the first nine months of 2000 was a tax benefit of $394,390 related to unrealized holding losses arising during the period coupled with a tax benefit of $2,610 related to reclassification adjustments for net gains included in net income for the period.









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

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, non-interest expenses, pending litigation and investigations, capital requirements, operating strategy, interest rate sensitivity and market risk. We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions, government fiscal and monetary policies and prevailing interest rates, effectiveness of the Company's interest rate strategies, changes in laws, regulations and regulatory policies affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, the ability of Community Bank to increase its deposits and loans profitably and successfully manages its growth, geographic concentration of the Company's assets and operations, competition from other financial services companies, the Company's ability to obtain reimbursement from its fidelity bond insurance carrier or other persons responsible for originating non-compliant and impaired loans in Community Bank's Ft. Payne, Alabama office, adverse outcome of pending litigation and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.


FINANCIAL CONDITION

SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999


LOANS

Loans comprised the largest single category of the Company's earning assets at September 30, 2000. Loans, net of unearned income and allowance for loan losses, were 73.4% of total assets at September 30, 2000 and 73.5% of total assets at December 31, 1999. Total net loans were $526,245,844 at September 30, 2000, representing a $30,122,620, or 6.1%, increase from the December 31, 1999 total net loans of $496,123,224. Of this growth, $5,861,072, or 19.5%, was attributable to loans made to affiliates of two directors of the Company in connection with the sale/lease back of the real property in which two Community Bank offices are located. The remaining increase in total net loans was considered ordinary growth occurring in most markets served by the Company. (See Note F to the Consolidated Financial Statements)


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Investment securities increased $9,230,009, or 9.5%, to $106,077,282 at September 30, 2000 compared to $96,847,273 at December 31, 1999. This increase in investment securities for the nine months ending September 30, 2000, resulted primarily from growth in deposits which was not used to fund loan growth. During the third quarter of 2000, management decided to reduce investment securities by approximately $5,000,000, or 4.5%, to cover the withdrawal of public funds on deposit. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Short-term investments in the form of interest-bearing deposits with banks were $700,000 at both September 30, 2000 and December 31, 1999. The Company had no federal funds sold at September 30, 2000 or December 31, 1999.


ASSET QUALITY

Between December 31, 1999 and September 30, 2000, two of the three key ratios used as an indicator of the quality of the Company's assets improved while the third ratio declined. The ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccrual loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate) improved to 1.22 at September 30, 2000 from 0.54 at year-end 1999. The ratio of total nonperforming assets to total assets increased slightly to 0.008 at September 30, 2000 from 0.007 at year-end 1999, while the ratio of nonperforming loans to total loans, net of unearned interest income, decreased slightly to
0.007 at September 30, 2000 from 0.008 at December 31, 1999. Total nonperforming assets increased $661,000, or 13.8%, during the first nine months of 2000. This increase resulted from increases of $845,000, or 63.4%, in loans past due 90 days or more due to aggressive lending in new expansion markets and $813,000, or 106.1%, in other real estate as a result of an increase in foreclosure activity. Nonaccrual loans decreased $997,000, or 36.8%, during the first nine months of 2000 as a result of loans being charged-off.

There was a significant increase in the amount of charged-off loans during the first nine months of 2000 due to loan growth in new expansion markets and aggressive lending. In addition, during the recent examination of Community Bank by the Alabama Banking Department, the Alabama Banking Department regulators identified and recommended for charge-off approximately $1,609,000 in loans and other assets. All of these loans and other assets were recognized by management and charged against the allowance for loan losses during the second and third quarters of 2000.

In January 2000, management decided to make provisions for current loan losses and actual growth in the loan portfolio and to increase the overall level of the allowance for loan losses due to aggressive lending in new markets. In addition, as a result of the recent examination of Community Bank by the Alabama Banking Department, the Alabama Banking Department regulators recommended and management agreed to increase Community Bank's allowance for loan losses. As of September 30, 2000, Community Bank made a one-time additional provision of $3,478,000 to its allowance for loan losses. These provisions during the first nine months of 2000, resulted in an increase of $4,040,382, or 155.2%, in Community Bank's allowance for loan losses to $6,643,510 at September 30, 2000 from $2,603,128 at year-end 1999. The allowance for loan losses as a percentage of loans, net of unearned income, increased to 1.25% at September 30, 2000 from 0.52% at year-end 1999. (See - Results of Operations/Provision for Loan Losses)


DEPOSITS

Total deposits were $609,728,525 at September 30, 2000, an increase of $36,467,731, or 6.4%, over total deposits of $573,260,794 at year-end 1999, due to expansion in new markets. Deposits are the Company's primary source of funds with which to support its earning assets. Noninterest-bearing deposits increased $5,093,492, or 7.9%, from year-end 1999 to September 30, 2000, while interest-bearing deposits at September 30, 2000 increased $31,374,239, or 6.2%, from year-end 1999. Certificates of deposit of $100,000 or more increased $2,695,530, or 2.8%, to $100,013,500 at September 30, 2000 from $97,317,970 at
December 31, 1999. During the third quarter of 2000, certificates of deposit of $100,000 or more declined approximately $3,500,000 as management made the decision to reduce its public funds and certain deposits were withdrawn.


OTHER SHORT-TERM BORROWINGS

Other short-term borrowings totaled $2,166,977 at September 30, 2000, representing a decrease of $326,865, or 13.1%, from the December 31, 1999 level of $2,493,842. At September 30, 2000, short-term borrowings consisted of the U.S. Treasury Tax and Loan Note Option account and securities sold under agreement to repurchase. Balances under the U.S. Treasury Tax and Loan Note Option are subject to call at any time by the U.S. Treasury. The decrease during the first nine months of 2000 was due primarily to a decrease in the balances outstanding under the U.S. Treasury Tax and Loan Note Option.

FHLB BORROWINGS AND LONG-TERM DEBT

At September 30, 2000 and December 31, 1999, the Company had notes payable totaling $5,938,946 and $6,637,162, respectively.

In December 1992, the Company entered into a loan agreement with a regional bank for the Company to borrow amounts up to $6,500,000. At September 30, 2000 and December 31, 1999, the amounts outstanding under this loan agreement were $1,600,879 and $2,134,505, respectively, due December 2002, bearing interest at a floating prime rate, and collateralized by 100% of the common stock of Community Bank, the Company's subsidiary bank. The note agreement contains provisions which limit the Company's right to transfer or issue shares of Community Bank stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to 24 monthly principal payments, provided that no more than 6 consecutively scheduled installments are deferred. The Company did not postpone any principle payments during the first nine months of 2000.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The initial monthly principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At September 30, 2000, the monthly payment was $33,852. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt on the Company's books is reduced. The shares securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made resulting in a reduction in the contra-equity account equal to the fair value of the shares released. The outstanding balance of this note was $2,674,581 at September 30, 2000 and $2,788,442 at December 31, 1999, secured by
206,079 and 221,321 of unreleased shares of Company common stock, respectively.

On October 4, 1994, the Company entered into a 20-year subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7% per year. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,663,486 at September 30, 2000 and $1,714,215 at December 31, 1999.

Since June 1999, Community Bank has borrowed funds under the Federal Home Loan Bank of Atlanta's "Convertible Advance Program." These advances have had original maturities of 10 years, with stated call features during the life of the obligation, at fixed interest rates for the life of the obligations. Principal is due at final maturity or on a stated call date, with interest payable each quarter. At December 31, 1999, Community Bank had an outstanding advance of $40,000,000. This advance had a final maturity of September 1, 2009 (120 months), with a call feature every 6 months during the life of the obligation, and carried a fixed rate of 4.99% per annum. Due to a stated call of this obligation on March 1, 2000, Community Bank made a $2,000,000 reduction in the amount advanced under the FHLB "Convertible Advance Program" and refinanced $38,000,000. This new obligation has a final maturity of March 1, 2010 (120 months), a call feature every 12 months during the life of the obligation, and a fixed interest rate of 5.93% per annum with interest payable each quarter. At September 30, 2000, outstanding funds advanced to Community Bank under the FHLB "Convertible Loan Program" totaled $38,000,000.

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). The proceeds from the issuance of the Capital Securities and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. The principal balance outstanding is due at maturity. However, as specified in the indenture pursuant to which the debentures were issued, the debentures can be redeemed prior to maturity at a redemption price equal to a percentage of the principal amount, ranging from 105.438% in the year 2010 to 100.00% in and after the year 2020, plus accrued but unpaid interest. As of September 30, 2000, the Company's consolidated financial statements reflected $10,000,000 in junior subordinated deferrable interest debentures, after the effects of elimination. (See Note C to the Consolidated Financial Statements)

Maturities/calls of long-term debt and FHLB borrowings for the years ending December 31, are as follows:

                                Notes             Subordinated             FHLB                Junior
                               Payable               Debt               Borrowings          Subordinated
                                                                                             Debentures
                            -------------        -------------        -------------        -------------
2000 ...............        $     229,177        $      17,509        $         -0-        $         -0-
2001 ...............              895,476               73,171           38,000,000                  -0-
2002 ...............              912,234               78,461                  -0-                  -0-
2003 ...............              219,019               84,133                  -0-                  -0-
2004 ...............              238,970               90,215                  -0-                  -0-
Thereafter .........            1,780,584            1,319,997                  -0-           10,000,000
                            -------------        -------------        -------------        -------------
                            $   4,275,460        $   1,663,486        $  38,000,000        $  10,000,000
                            =============        =============        =============        =============


SHAREHOLDERS' EQUITY

The Company's shareholders' equity decreased $3,384,270, or 7.6%, from $44,475,376 at December 31, 1999 to $41,091,106 at September 30, 2000. This
decrease resulted primarily from a net loss of $1,000,801 and payment of a cash dividend of $3,333,145, which as partially offset by proceeds from the issuance of additional common stock for $222,804, a reduction of unearned ESOP shares by $273,204 and a decrease of $453,668 in unrealized losses on securities available for sale, net of deferred tax liability.


CAPITAL RESOURCES

Bank regulatory authorities have placed increased emphasis on the maintenance of adequate capital, and subsequently developed risk-based capital guidelines. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity and junior subordinated deferrable interest debentures (see Note C to the Consolidated Financial Statements), less goodwill, amounted to $46,438,974 at September 30, 2000. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components are referred to as Total Risk-Based capital and was $54,218,794 at September 30, 2000.

As of September 30, 2000, the Company and Community Bank, were classified as well capitalized under the financial institutions regulatory framework. Management has reviewed and will continue to monitor the Company's asset mix, product pricing and allowance for loan losses, which are the areas determined to be most affected by these requirements.




              [The remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

SUMMARY

The Company experienced a net loss of $1,000,801 for the nine months ended September 30, 2000 as compared to net income of $2,198,928 for the same period in 1999, representing a decline of $3,199,729, or 145.5%. Basic net loss per share was $.22 for the nine months ended September 30, 2000 as compared to basic net income per share of $.50 for the same period of 1999. Fully diluted net loss per share was $.21 for the nine months ended September 30, 2000 as compared to fully diluted net income per share of $.48 for the nine months ended September 30, 1999. These declines resulted primarily from an increase in the provision for loan losses that exceeded the increase in the Company's net interest income before the provision for loan losses during the first none months of 2000, as compared to the same period of 1999. The Company continued to experience pressure on its net interest income before provision during the first nine months of 2000 due to rising interest rates as Community Bank's interest-bearing liabilities repriced at a faster rate than its interest earning assets. A $1,427,773, or 22.8%, increase in non-interest income was offset by a $1,964,724, or 9.3%, increase in non-interest expense during the first nine months of 2000 as compared to the same period of 1999, which also contributed to the Company's net loss for the first nine months of 2000. The increase in non-interest income resulted primarily from increases in service charges on deposit accounts, insurance commissions, debt cancellation fees and other service fees associated with the delivery of financial services, while the increase in non-interest expense was related to increases in salaries and benefits associated with the Company's expansion.

The net loss for the quarter ended September 30, 2000 was $1,757,951 as compared to net income of $1,026,569 for the same three month period of 1999, representing a decrease of $2,784,520, or 271.2%. Basic net loss per share was $.39 for the third quarter of 2000 as compared to basic net income per share of $.23 for the same period of 1999. Fully diluted net loss per share was $.38 for the three months ended September 30, 2000 as compared to fully diluted net income per share of $.22 for the three months ended September 30, 1999. This decline during the third quarter of 2000 resulted primarily from an increase in the provision for loan losses and a small decrease in net interest income before the provision as compared to the same period of 1999. Non-interest income increased $275,529, or 12.1%, while non-interest expense increased $697,344, or 9.9%, during the third quarter of 2000 as compared to the same period of 1999. The increase in non-interest income was due primarily to increases in revenues from service charges on deposit accounts and insurance commissions. The increase in non-interest expense was due primarily to increases in salaries and benefits, occupancy costs related to the rental expense of two of Community Bank's offices and postage, telephone, audit and legal fees which are components of other non-interest expense.


NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Revenues from interest-earning assets of the Company during the nine months ended September 30, 2000 increased $7,062,932, or 18.4%, to $45,362,797 from $38,299,865 for the same period in 1999. This increase was due to both higher average outstanding balances of earning assets and an increase in the yield on these balances. Average earning assets outstanding during the first nine months of 2000 were $627,948,000, which represents an increase of $75,389,000, or 13.6%, over the level of $552,559,000 for the first nine months of 1999. In addition, the Company's fully taxable equivalent yield on its average earning assets increased 38 basis points to 9.72% during the first nine months of 2000, compared to 9.34% for the same period of 1999. Interest expense for the nine months ended September 30, 2000 increased $5,968,673, or 31.7%, to $24,804,932 from $18,836,259 for the corresponding period of 1999. This increase was due to both higher average outstanding balances of interest-bearing liabilities and an increase in the rate paid on these balances. Average interest-bearing liabilities during the first nine months of 2000 were $587,250,000, which represents an increase of $86,616,000, or 17.3%, as compared to $500,634,000 for the same period of 1999. The rate paid on average interest-bearing liabilities increased 60 basis points to 5.63% for the nine month period ended September 30, 2000, compared to 5.03% for the first nine months of 1999. As a result of these factors, net interest income, before provision for loan losses, increased $1,094,259, or 5.6%, in the nine months ended September 30, 2000, compared to the same period of 1999. The Company continued to experience some shrinkage in its net interest income before provision during the first nine months of 2000 as interest rates increased and Community Bank's interest-bearing liabilities repriced at a faster rate than its interest earning assets.

Net interest income for the third quarter of 2000 declined $6,582, or 0.1%, to $6,924,305 during the three months ended September 30, 2000 from $6,930,887 for the same period of 1999. The Company continued to show increases in the average balances outstanding in interest-earning assets and interest-bearing liabilities during the third quarter of 2000 compared to the same period of 1999. However, there was a decline in the growth of the Company's net interest income for the third quarter of 2000, due primarily to the impact of rising interest rates as the rate paid on interest-bearing liabilities grew at a greater rate than the yield on interest-earning assets. Interest income was $15,824,542 and $13,565,840 for the three months ended September 30, 2000 and 1999, respectively. This represents a $2,258,702, or 16.7%, increase. Interest expense increased $2,265,284, or 34.1%, to $8,900,237 for the three months ended September 30, 2000 from $6,634,953 for the three months ended September 30, 1999.


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

In evaluating the allowance for loan losses, management also considers the historical loan loss experience of Community Bank, including its finance company subsidiary, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. Community Bank allocates its allowance for loan losses to specific loan categories based on an average of net losses during the previous five years for each loan category.

In January 2000, management determined to increase Community Bank's, allowance for loan losses and decrease its loan-to-deposit ratio. In addition, as a result of the recent examination of Community Bank by the Alabama Banking Department, the Alabama Banking Department regulators recommended and management agreed to increase Community Bank's allowance for loan losses. As of September 30, 2000, Community Bank made a one-time additional provision of $3,478,000 to increase its allowance for loan losses.

The provision for loan losses was $6,955,890 for the nine months ended September 30, 2000, compared to $1,388,900 for the same period of 1999, representing an increase of $5,566,990, or 400.8%. This increase in the provision for loan losses during the first nine months of 2000 resulted from management's decision to make provisions for current losses, actual growth in the loan portfolio and to increase the overall level of the allowance for loan losses due to aggressive lending in new expansion markets and management's agreement with the recommendation of the Alabama Banking Department to increase the provision. During the first nine months of 2000, there was also an increase in the amount of charged-off loans due to aggressive lending in new expansion markets and assets classified as loss during the recent examination of Community Bank by the Alabama Banking Department. Charge-offs exceeded recoveries by $2,916,000 for the nine months ended September 30, 2000, compared to $1,736,000 for the same period of 1999. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.25% at September 30, 2000 compared to 0.52% at year-end 1999.

The provision for loan losses for the third quarter of 2000 was $4,618,539 compared to $545,447 for the same period of 1999, representing an increase of $4,073,092, or 746.7%. As of September 30, 2000, $3,478,000, or 75.3%, of the
third quarter 2000 provision was due to management's agreement with the recommendation of the Alabama Banking Department to increase the allowance for loan losses. In addition to this one-time provision, further increases resulted in the provision during the third quarter of 2000 as management continued to carry out its decision to increase the allowance for loan losses and its more aggressive assessment of past due credits. Charge-offs exceeded recoveries by $1,118,000 and $552,000 for the quarters ended September 30, 2000 and 1999, respectively.


NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2000 was $7,690,398, compared to $6,262,625 for the same period of 1999. This increase of $1,427,773, or 22.8%, during the first nine months of 2000, compared to the same period of 1999, resulted primarily from increases of $440,901, or 16.6%, in service charges on deposit accounts, $463,898, or 31.4%, in insurance commissions, $150,734, or 34.5%, in fees on debt cancellation contracts and $360,124, or 31.2%, in other operating income. Components of other operating income reflecting increases were title insurance revenues and other fee income associated with wire transfers, non-customer check cashing and ATM access. The Company recorded net gains on the sale of investment securities of $18,298 and $6,523 during the nine months ended September 30, 2000 and 1999, respectively.

Non-interest income reflected an increase of $275,529, or 12.1%, for the third quarter of 2000 compared to the same period of 1999. This increase resulted primarily from increases of $111,375, or 11.7%, in service charges on deposit accounts and $155,259, or 29.5%, in insurance commissions. Other non-interest income reflected a decrease of $26,968, or 6.3%, during the third quarter of 2000 compared to the same period of 1999, with no significant change attributable to any one component.


NON-INTEREST EXPENSES

Non-interest expenses for the nine months ended September 30, 2000 were $23,111,710, reflecting a $1,964,724, or 9.3%, increase over $21,146,986 for the same period of 1999. The primary components of non-interest expenses are salaries and employee benefits, which increased $1,906,098 for the nine months ended September 30, 2000, 15.4% higher than in the same period of 1999. The increases in salaries and employee benefits are due to staffing for new banking locations and expansion, as well as merit increases and incentive payments for existing personnel. Salaries and benefits also include compensation expense related to the release of shares in the Company's leveraged ESOP. Occupancy costs increased $202,958, or 10.5%, during the nine months ended September 30, 2000 primarily due to the rental expense associated with the sale-lease back arrangements of the real property in which Community Bank's Hamilton and Boaz, Alabama offices are located, coupled with increased utilities, insurance and other ancillary costs associated with the Company's new banking locations. (See Note G to the Consolidated Financial Statements) Furniture and equipment expenses rose $95,272, or 7.2%, during the first nine moths of 2000 due primarily to an increase in depreciation cost associated with the Company's new banking locations. Director and committee fees decreased $26,868, or 5.9%. Other operating expenses declined $212,736,or 4.2%, to $4,854,888 during the first nine months of 2000 compared to $5,067,624 for the same period of 1999. This decline reflects decreases in dues and entertainment, supplies and training and educational expenses. In addition, the Company experienced a reduction in the publication and advertising costs associated with the Company's 2000 annual shareholders' meeting, as compared to these expenses attributable to the Company's 1999 annual shareholders' meeting and a related proxy contest. As a result of the Company's recent growth, management anticipates that non- interest expenses will remain at least at their current level for the foreseeable future.

Non-interest expenses were $7,749,395 for the three months ended September 30, 2000 compared to $7,052,051 for the same period of 1999. This increase of $697,344, or 9.9%, during the third quarter of 2000 resulted primarily from increases of $344,657, or 8.1%, in personnel cost associated with the Company's expansion activities and $158,849, or 24.5%, in occupancy expense due primarily to the rental expense associated with the sale-lease back arrangements of the real property in which Community Bank's Hamilton and Boaz, Alabama offices are located, coupled with increased utilities, insurance and other ancillary cost associated with the Company's new banking locations. Other non-interest expense increased $162,387, or 10.3%, during the third quarter of 2000 compared to the third quarter of 1999. Components of other non-interest expense reflecting increases during the three months ended September 30, 2000 were postage, telephone, legal and audit and exam fees, while promotion and advertising, supplies and training and educational expenses reflected declines.

The Company's strategy is to make each office of Community Bank a vital part of the community it serves. Each office has management and personnel similar to a full service, stand-alone bank. Although more expensive, the Company believes this strategy has been successful for Community Bank, and better serves its communities and customers and the Company's shareholders.


INCOME TAXES

The Company experienced a benefit for income taxes of $818,536 for the nine months ended September 30, 2000, a decrease of $1,809,953, or 182.6%, compared to the same period of 1999, due primarily to a net loss before taxes for the first nine months of 2000 compared to net income before taxes for the same period of 1999. The effective tax rate of approximately 45.0% for the first nine months of 2000 is above than the statutory rate and reflects an increase over the effective tax rate of 31.1% for the same period of 1999. The Company's effective tax rate of 39.1% for the third quarter of 2000 represents a increase from the effective tax rate of 36.5% for the third quarter of 1999. These changes are in part due to the shift to a tax benefit position for the first nine months of 2000 from a tax liability position for the same period of 1999 and reflects the additional benefit of tax-free interest income. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning.








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

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. During the first nine months of 2000, Community Bank saw its interest earning assets repricing within one year increase while its interest bearing liabilities repricing during this same period decreased. While these changes reflect a slight improvement in the Company's static gap position, as compared to year-end 1999, the Company remained liability sensitive at September 30, 2000, indicating that it had more interest bearing liabilities than interest earning assets repricing during the twelve months ending September 30, 2001. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at September 30, 2000 was:
i) -13.4% at 30 days; ii) -14.4% at 90 days; iii) -18.6% at 180 days; and iv)
-31.5% at 365 days.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company's September 30, 2000 Asset/Liability Analysis, Community Bank's net interest income would decline $126,000, or 0.4%, over the next twelve months as a result of a 200 basis points decrease in the interest rate environment. A 200 basis points increase in interest rates would result in a $676,000 or 2.1%, decrease in net interest income for the same period.

While movement of interest rates cannot be predicted with any certainty, management believes that Community Bank's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending September 30, 2001. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.






              [The remainder of this page intentionally left blank]

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

At a meeting of Community Bank's Board of Directors on June 20, 2000, a director brought to the attention of the Board the total amount of money Community Bank had paid subcontractors in connection with the construction of a new Community Bank office. Management of the Company commenced an investigation of the expenditures. At the request of management, the architects and subcontractors involved in the construction project made presentations to the Boards of Directors of the Company and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the Board of Directors of Community Bank, another director made a presentation alleging that Community Bank had been overcharged by subcontractors on that construction project and another current construction project. As of September 30, 2000, Community Bank had paid a total of approximately $1,825,787 to these subcontractors with respect to the two construction projects. On July 18, 2000, the Boards of Directors of the Company and Community Bank appointed a joint committee comprised of independent directors of the Company and of Community Bank to investigate the alleged overcharges. Upon completion of its investigation, the joint committee is to inform the Boards of Directors of the Company and Community Bank of its findings and recommendations. The joint committee has retained legal counsel and an independent accounting firm to assist the committee in its investigation. Management has also been informed that the directors of Community Bank who alleged the construction overcharges have contacted bank regulatory agencies and law enforcement authorities. Management believes that these agencies and authorities either have conducted or are currently conducting investigations regarding this matter.

On July 21, 2000, three shareholders of the Company, M. Lewis Benson, Doris E. Benson and John M. Packard, Jr., filed a lawsuit in the state Circuit Court of Marshall County, Alabama against the Company, Community Bank, certain directors and officers of the Company and Community Bank, an employee of Community Bank and two construction subcontractors. The plaintiffs purported to file the lawsuit as a shareholder derivative action, which relates to the alleged construction overcharges being investigated by the joint committee of the Boards of Directors of the Company and Community Bank. The complaint alleges that the directors, officers and employee named as defendants in the complaint breached their fiduciary duties, failed to properly supervise officers and agents of the Company and Community Bank, and permitted waste of corporate assets by allegedly permitting the subcontractor defendants to overcharge Community Bank in connection with the construction of two new Community Bank offices, and to perform the construction work without written contracts, budgets, performance guarantees and assurances of indemnification. In addition, the complaint alleges that Kennon R. Patterson, Sr., the Chairman, President and Chief Executive Officer of the Company, breached his fiduciary duties by allegedly permitting the two named subcontractors to overcharge for work performed on the two construction projects in exchange for allegedly discounted charges for work these subcontractors performed in connection with the construction of Mr. Patterson's residence. The complaint further alleges that the director defendants knew or should have known of this alleged arrangement between Mr. Patterson and the subcontractors. The complaint also alleges that Mr. Patterson, the Community Bank employee and the two subcontractor defendants made false representations and suppressed information about the alleged overcharges and arrangement between Mr. Patterson and the subcontractors. On August 15, 2000, the plaintiffs filed an amended complaint adding Andy C. Mann, a shareholder of the Company, as a plaintiff and adding a former director of the Company and Community Bank as a defendant. The amended complaint generally reiterates the allegations of the original complaint. In addition, the amended complaint alleges that Community Bank was overcharged on all construction projects from January 1997 to the present. The amended complaint also alleges that the defendants breached their fiduciary duties and are guilty of gross financial mismanagement, including allegations concerning the making or approval of certain loans and taking allegedly improper actions to conceal the fact that certain loans were uncollectible. The amended complaint seeks, on behalf of the Company, an unspecified amount of compensatory damages in excess of $1 million, punitive damages, disgorgement of allegedly improperly paid profits and appropriate equitable relief. Upon motion of the defendants, the case was transferred to the state Circuit Court in Blount County, Alabama by order dated September 21, 2000, as amended on October 12, 2000. On August 24, 2000, the Board of Directors of the Company designated the directors of the Company who serve on the joint investigatory committee as a special litigation committee to investigate and evaluate the allegations and issues raised in this lawsuit and to arrive at such decisions and take such action as the special litigation committee deems appropriate. Because the special litigation committee has not yet completed its investigation, and as a result of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations. Regardless of the outcome, however, this lawsuit could be costly, time-consuming and a diversion of management's attention.

On August 3, 2000, the Company, Community Bank and the Company's directors filed a motion to stay the proceedings of a shareholder derivative action that was filed on November 19, 1998 in the state Circuit Court of Blount County, Alabama against the Company, Community Bank and the Company's directors by William Towns, Pat Ballew and Mary Ballew, each a stockholder of the Company. The motion sought to stay the proceedings until the Company's and Community Bank's joint investigating committee has completed its investigation of the alleged construction overcharges discussed above. At the request of the Company and the other defendants in the action, the court continued a hearing on the motion. For additional information about this lawsuit, please see the section captioned "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2000.

Another action was filed against the Company, Community Bank and certain directors and officers of the Company and Community Bank on September 14, 2000 by seven shareholders of the Company alleging that the directors actively participated in or ratified the misappropriation of corporate income. The Company and its directors believe that this lawsuit, which was not styled as a shareholder derivative lawsuit, is without merit and intend to defend the action vigorously.

On June 20, 2000 Community Bank filed an action in the United States District Court for the Northern District of Alabama against a car dealership, several employees and former employees of the dealership and a former employee of Community Bank. The lawsuit seeks damages of an unspecified amount to recover losses incurred by Community Bank in connection with certain loans made at Community Bank's Wal-Mart office in Fort Payne, Alabama, along with all costs associated with this legal action. On September 27, 2000 Community Bank filed an amended complaint in this action. Any amounts received by Community Bank as a result of this litigation will be treated as a recovery on loan losses.






              [The remainder of this page intentionally left blank]

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

Exhibit Number                      Description of Exhibit
--------------                      ----------------------
     3.1          By-laws of Registrant, as amended and restated May 2000 (filed as Exhibit 3.1 to the
                  Registrants's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference)

     3.2          Certificate of Incorporation, as amended and restated May 2000 (Filed as Exhibit 3.2 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference)

     4.1          Rights Agent Agreement, dated January 13, 1999, between Community Bancshares, Inc. and the Bank of New York (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form
                  8-A, filed January 21, 1999, and incorporated herein by reference)

     4.2          Indenture, dated March 23, 2000, between Community Bancshares, Inc. and the Bank of New
                  York (Filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference)

    10.1          Stock Option Agreement, dated August 24, 2000, between Community Bancshares, Inc. and
                  William H. Caughran, Jr.

    10.2          Stock Option Agreement, dated August 24, 2000, between Community Bancshares, Inc. and
                  William E. Blackmon

    10.3          Change in Control Agreement, dated August 24, 2000, between Community Bancshares, Inc.
                  and William E. Blackmon

      11          Computation of Earnings Per Share


      27          Financial Data Schedule (for SEC use only)


(b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended September 30, 2000.


         1. Current Report on Form 8-K filed July 26, 2000, and reporting the appointment by the Boards of Directors of the Registrant and the Registrant's subsidiary, Community Bank, of a joint special committee to investigate allegations surrounding construction projects of Community Bank under Item 5

         2. Current Report on Form 8-K filed August 4, 2000, and reporting a press release regarding an investigation of allegations surrounding construction projects of the Registrant's subsidiary, Community Bank under Item 5

         3. Current Report on Form 8-K filed September 28, 2000, and reporting changes in certifying accountant under Item 4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           COMMUNITY BANCSHARES, INC

November 17, 2000                          /s/ Kennon R. Patterson, Sr.
-------------------------------            ----------------------------------
Date                                       Kennon R. Patterson, Sr.
                                           Chairman, President and
                                           Chief Executive Officer


November 17, 2000                          /s/ William E. Blackmon
-------------------------------            ----------------------------------
Date                                       William E. Blackmon
                                           Acting Chief Accounting Officer

-------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                          ---------------------------




                                   EXHIBITS TO


                                    FORM 10-Q

                                     FOR THE

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000




                          ---------------------------





                           COMMUNITY BANCSHARES, INC.

                                 P. O. BOX 1000

                                   MAIN STREET

                           BLOUNTSVILLE, ALABAMA 35031






--------------------------------------------------------------------------------

Exhibit Number                             Description of Exhibit
                                           ------------------------
    3.1             By-laws of Registrant, as amended and restated May 2000 (filed as Exhibit 3.1 to the
                    Registrants's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference)

    3.2             Certificate of Incorporation, as amended and restated May 2000 (Filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference)

    4.1             Rights Agent Agreement, dated January 13, 1999, between Community Bancshares, Inc. and the Bank of New York (Filed as Exhibit 4.1 to the Registrant's Registration Statement on
                    Form 8-A, filed January 21, 1999, and incorporated herein by reference)

    4.2             Indenture, dated March 23, 2000, between Community Bancshares, Inc. and the Bank of New
                    York (Filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 2000, and incorporated herein by reference)

   10.1             Stock Option Agreement, dated August 24, 2000, between Community Bancshares, Inc. and
                    William H. Caughran, Jr.

   10.2             Stock Option Agreement, dated August 24, 2000, between Community Bancshares, Inc. and
                    William E. Blackmon

   10.3             Change in Control Agreement, dated August 24, 2000, between Community Bancshares, Inc.
                    and William E. Blackmon

     11             Computation of Earnings Per Share

     27             Financial Data Schedule (for SEC use only)