Form 10-K
period 2000-12-31
COMMUNITY BANCSHARES INC /DE/
filed 2001-04-17
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-16461
                           COMMUNITY BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                         63-0868361
------------------------                  -------------------------------------
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        68149 MAIN STREET, P. O. BOX 1000
                           BLOUNTSVILLE, ALABAMA 35031
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (205) 429-1000
                    ----------------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)

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

                          COMMON STOCK, $.10 PAR VALUE
                    ----------------------------------------
                                (TITLE OF CLASS)


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

AS OF MARCH 28, 2001, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES WAS $38,894,565 BASED UPON A SALE PRICE OF $15.00 PER SHARE ON MARCH 28, 2001.

AS OF MARCH 28, 2001, THERE WERE 4,808,331 SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE SHARES, OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K: PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF SHAREHOLDERS.

                                     PART 1

ITEM 1 - BUSINESS

GENERAL

Community Bancshares, Inc. (the "Company") is a Delaware corporation and a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Act of 1956, as amended (the "Bank Holding Company Act"). The Company was organized in 1983 and commenced business in 1985. The Company has one bank subsidiary, Community Bank, an Alabama banking corporation which conducts a general commercial banking business in north and west-central Alabama and south-central Tennessee. At December 31, 2000, the Company and its subsidiaries had total assets of approximately $713,518,000, deposits of approximately $600,901,000 and shareholders' equity of approximately $41,190,000.

SUBSIDIARY BANK

Community Bank currently conducts business through 30 locations in nine counties in north Alabama, two counties in west-central Alabama and one county in south-central Tennessee. It offers a wide range of commercial and retail banking services, including savings and time deposit accounts, personal and commercial loans and personal and commercial checking accounts. The majority of loans by Community Bank are to individuals and small to mid-sized businesses in Alabama and Tennessee. Community Bank seeks to provide superior service to its customers and to become a vital component of each of the communities it serves.

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

In December 1999, Community Bank established a real estate mortgage department as an approved seller/servicer for the Federal Home Loan Mortgage Corporation. The real estate mortgage department, located in the Company's headquarters in Blountsville, Alabama, offered mortgage loan products at competitive rates to customers referred by Community Bank and the Company's finance company offices. In the fourth quarter of 2000, management of Community Bank discontinued offering loans through its real estate mortgage department and sold the servicing rights associated with loans originated through the real estate mortgage department.

SUBSIDIARIES OF COMMUNITY BANK

1st Community Credit Corporation currently operates 12 finance company offices in 12 Alabama communities, including Albertville, Arab, Athens, Boaz, Cullman, Decatur, Gadsden, Hartselle, Huntsville, Fort Payne, Jasper and Oneonta, Alabama. 1st Community Credit Corporation provides loans to a market segment traditionally not pursued by Community Bank. These loans have typically generated higher yields and involved greater risk than standard commercial bank loans. At December 31, 2000, 1st Community Credit Corporation's loan portfolio totaled approximately $28,857,000.

Community Insurance Corp. serves as an agent in the sale of title, property, casualty and life insurance products to individuals and businesses through an office in Huntsville, Alabama. In April 1998, Community Insurance Corp. acquired 100% ownership of the outstanding shares of capital stock of Chafin Insurance Agency, Inc. and Jim Murphree Insurance Agency, Inc., insurance agencies located in Graysville and Oneonta, Alabama, respectively. Both agencies merged into Community Insurance Corp. in January 1999. In April 1998, Community Insurance Corp. acquired 100% ownership of the outstanding shares of capital stock of Southern Select Insurance, Inc., a managing general agency which brokers agricultural, commercial and personal insurance products for several insurance carriers located outside of the state of Alabama through a network of approximately 170 insurance agencies located in Alabama. Community Insurance Corp. acquired a controlling interest in Southern Select Insurance, Inc. in August 1997. In December 1999, Southern Select Insurance, Inc. relocated its offices to Huntsville, Alabama from Birmingham, Alabama. In June 1999, Community Insurance Corp. established an office in Huntsville, Alabama through the acquisition of certain assets and the assumption of certain liabilities of Cummings, Gazaway, Gardner and Pate, Inc., a Huntsville-based insurance agency. In December 1999, Community Insurance Corp. established an office in the Community Bank building in Hamilton, Alabama. In October 2000, Community Insurance Corp. closed its office in Hamilton, Alabama and in November 2000 sold its offices located in Oneonta and Graysville, Alabama.

Community Appraisals, Inc., a subsidiary of Community Bank, operates a real estate appraisal business through its office located at the Company's headquarters complex in Blountsville, Alabama. This subsidiary provides appraisal services in connection with the lending activities of Community Bank and 1st Community Credit Corporation.

The Company maintains its principal executive offices at 68149 Main Street, P.O. Box 1000, Blountsville, Alabama 35031, and its telephone number is (205) 429-1000.

MARKET AREAS

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

With the exception of Blount, Marengo, Marion, Perry and Winston Counties in Alabama, the markets in which the Company operates share one common characteristic: they are separate and distinct economies, but each is close enough to Huntsville, Alabama, to share in the economic and employment benefits of that city. Huntsville is located in Madison County, which has the highest median income of the Alabama counties at $43,239, as reported by the U.S. Census Bureau in the March 1998 Current Population Survey (the "1998 Census Bureau Survey"). Unemployment for Madison County was 2.4% for December 2000 as compared to 4.5% for Alabama during that period, as reported by the Alabama Department of Industrial Relations. The

Huntsville Metropolitan Statistical Area (MSA) possesses a diverse economic base with employers that include the military and aerospace industries, manufacturers of durable goods, machinery, transportation, as well as retailers and service industries. Agriculture, in the form of soybeans, hay, corn, cotton, tobacco, dairy and poultry farming, also makes up a significant portion of the Huntsville MSA's economy.

Similarly, Blount County is close enough to Birmingham, Alabama, to share in the economic and employment benefits of that city. Jefferson County, in which Birmingham is located, had a 2.7% unemployment rate for December 2000, according to the Alabama Department of Industrial Relations, and a median household income of $35,565, 15.5% above the Alabama per capita income of $30,790, according to the 1998 Census Bureau Survey. The Birmingham area still retains some of the steel and related manufacturers that built the city, but the economy is now more diverse with the University of Alabama in Birmingham and the healthcare industry providing many jobs.

Marion and Winston Counties lie in northwest Alabama, near the Mississippi border. In both counties the manufacturing sector provides more jobs, and higher sales or receipts, than the wholesale, retail and service sectors, according to the U.S. Census Bureau's 1992 Economic Census. Manufactured housing and furniture production are two prominent industries in these counties, and both industries have experienced recent economic slowdowns. Marion County was reported to have an unemployment rate of 9.3% for December 2000, according to the Alabama Department of Industrial Relations. Median income of $26,919, 13% below the state average was reported for the county in the 1998 Census Bureau Survey. Winston County was reported to have a median household income of $25,418 in the 1998 Census Bureau Survey and an unemployment rate of 11% for December 2000 according to the Alabama Department of Industrial Relations.

Marengo and Perry Counties are located in west-central Alabama. According to the U.S. Census Bureau's 1992 Economic Census, manufacturing provides more jobs in these counties than the wholesale, retail, and service sectors. In addition, catfish farming and the timber industry are important components in the economy of these counties. Median household income for Marengo County was reported as $25,504 in the 1998 Census Bureau Survey and its unemployment rate reported by the Alabama Department of Industrial Relations for December 2000 was 3.7%. Perry County was reported to have a median household income of $18,069, according to the 1998 Census Bureau Survey and an unemployment rate of 11.3% for December 2000 as reported by the Alabama Department of Industrial Relations.

While certain markets have experienced economic downturn, overall, the Company remains optimistic about current economic prospects in its market areas, and the Company attempts to assist those local economies by returning the deposits of its customers to the communities from which they come in the form of loans.

LENDING ACTIVITIES

Community Bank's lending activities include commercial, real estate and consumer loans. Community Bank's commercial loan services include term loans, lines of credit and agricultural loans. A broad range of short to medium term commercial loans, both secured and unsecured, are made available to businesses for working capital, business expansion and the purchase of equipment and machinery. Community Bank's real estate lending activities include fixed and adjustable rate residential mortgage loans, construction loans, second mortgages, home improvement loans and home equity lines of credit. Community Bank's consumer lending services include loans for automobiles, recreation vehicles and boats, as well as personal (secured and unsecured) and deposit account secured loans.

COMPETITION

The banking business in Alabama and south Tennessee is highly competitive with respect to loans, deposits and other financial services and is dominated by a number of major banks and bank holding companies which have numerous offices and affiliates operating over wide geographic areas. Community Bank competes for deposits, loans and other business with these banks as well as with savings and loan associations, credit unions, mortgage companies, insurance companies and other local financial institutions. Many of the major commercial banks operating in Community Bank's service areas offer services such as international banking and investment and trust services, which are not offered by Community Bank.

EMPLOYEES

At December 31, 2000, the Company and its subsidiaries had approximately 397 full-time equivalent employees. The Company and its subsidiaries provide a variety of group life, health and accident insurance, retirement and stock ownership plans and other benefit programs for their employees. The Company maintains continuing education and training programs for its employees, designed to prepare the employees for positions of increasing responsibility in management or operations. Membership and participation by employees in professional and industry organizations is encouraged and supported by the Company.

SUPERVISION AND REGULATION

The following is a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those federal and state statutes and regulations specifically mentioned herein.

The Company is a bank holding company and is registered as such with the Federal Reserve. The Company is subject to regulation and supervision by the Federal Reserve and is required to file with the Federal Reserve annual reports and such other information as the Federal Reserve may require. The Federal Reserve may also conduct examinations of the Company.

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

Community Bank is incorporated under the banking laws of the State of Alabama and is subject to the applicable provisions of Alabama banking laws and to regulation and examination by the Alabama Banking Department. Examinations include a review of Community Bank's conditions and resources, its mode of conducting and managing its affairs, the actions of its directors, the investment of its funds, the safety and prudence of its management, compliance with its charter and law in the administration of its affairs and other aspects of Community Bank's operations. State regulations in Alabama relate to such matters as loans, mortgages, consolidations, required reserves, allowable investments, issuance of securities, payment of dividends, establishment of branches, filing of periodic reports and other matters affecting the business of Community Bank.

Deposits in Community Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") and, therefore, Community Bank is subject to the provisions of the Federal Deposit Insurance Act ("FDIA") and to examination and regulation by the FDIC. The FDIC is authorized to terminate the deposit insurance of any depository institution, such as Community Bank, whose deposits are insured by the FDIC if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition or continue operations, or has violated any applicable law, regulation, order, condition imposed in writing by the FDIC in connection with the granting of any application or other request by the depository institution or any written agreement entered into with the FDIC.

Each federal banking regulatory agency is authorized to issue a cease and desist order to any financial institution for which the agency is the primary federal banking regulator (which in the case of Community Bank, is the FDIC and, in the case of the Company, is the Federal Reserve) if the agency determines, after a hearing, that the institution has engaged, is engaging or is reasonably believed to be about to engage, in unsafe or unsound practices, or has violated, is violating or is reasonably believed to be about to violate a law, rule or regulation, or any condition imposed in writing by the agency in connection with the granting of any application or other request by the institution or any written agreement entered into with the agency. The cease and desist order may require the institution to cease and desist from the violation or practice, including requiring the institution to make restitution or reimbursement against loss, restrict its growth, dispose of loans or assets, rescind agreements or contracts, employ qualified officers or employees and other actions determined to be appropriate by the agency. The order may also limit the activities of the institution.

The federal Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides, among other things, that commonly controlled federally insured financial institutions must reimburse the FDIC for losses incurred by the FDIC in connection with the default of another commonly controlled financial institution or in connection with the provision of FDIC assistance to such a commonly controlled financial institution in danger of default. Reimbursement liability under FIRREA is superior to any obligations to shareholders of such federally insured institutions (including a bank holding company such as the Company), arising as a result of their status as a shareholder of a reimbursing financial institution.

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

The federal banking regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulatory agencies are required to rate supervised institutions on the basis of five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three under-capitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires a federal banking regulatory agency to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulatory agencies have specified by regulation the relevant capital level for each category.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institutions's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply without determining among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve, and to other tests relating to capital adequacy which the Federal Reserve adopts from time to time. Under the risk-based capital assessment system, assets are weighted by a risk factor and a ratio is calculated by dividing the qualifying capital by the risk-weighted assets. Tier I capital generally includes common stock and retained earnings. Total capital is comprised of Tier I capital and Tier II capital, which includes certain allowances for loan losses and certain subordinated debt. The Company's Tier I and total capital ratios exceeded the required minimum levels as of December 31, 2000.

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

The primary source of funds for dividends paid to the Company's shareholders is dividends paid to the Company by Community Bank. Various federal and state laws limit the amount of dividends that Community Bank may pay to the Company without regulatory approval. Under Alabama law, an Alabama state bank, such as Community Bank, may not pay a dividend in excess of 90% of its net earnings until the bank's surplus is equal to at least 20% of its capital. Community Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the Alabama State Banking Department in order to pay a dividend if the total of all the dividends declared by Community Bank in any calendar year will exceed the total of Community Bank's net earnings (as defined by statute) for that year and its retained net earnings for the preceding two years, less any required transfers to surplus. At December 31, 2000, Community Bank could not have declared or paid any dividend without such approval. In addition, no dividends may be paid from Community Bank's surplus without the prior written approval of the Superintendent of the Alabama State Banking Department. Under FDICIA, Community Bank may not pay any dividends, if after paying the dividend, it would be undercapitalized under applicable capital requirements. The FDIC also has the authority to prohibit Community Bank from engaging in business practices which the FDIC considers to be unsafe or unsound, which, depending on the financial condition of Community Bank, could include the payment of dividends.

In addition, the Federal Reserve has the authority to prohibit the payment of dividends by a bank holding company, such as the Company, if its actions constitute unsafe or unsound practices. In 1985, the Federal Reserve issued a policy statement on the payment of cash dividends by bank holding companies, which outlined the Federal Reserve's view that a bank holding company that is experiencing earnings weaknesses or other financial pressures should not pay cash dividends that exceed its net income, that are inconsistent with its capital position or that could only be funded in ways that weaken its financial health, such as by borrowing or selling assets. The Federal Reserve indicated that, in some instances, it may be appropriate for a bank holding company to eliminate its dividends.

The federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank have been in existence for a certain minimum time period, which may not exceed five years. A bank holding company may not, following an interstate acquisition, control more than 10% of the nation's total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that, mergers may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.

The federal Community Reinvestment Act of 1977 ("CRA") and its implementing regulations are intended to encourage regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess CRA reports in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory CRA rating may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. At December 31, 2000, the Company had a "satisfactory" CRA rating.

The federal Gramm-Leach-Bliley Act of 1999 (the "GLBA") eliminated prohibitions in the Glass-Steagall Act against a bank associating with a company engaged principally in securities activities. The GLBA also permits a bank holding company to elect to become a "financial holding company," which would expand the powers of the bank holding company. The repeal of the Glass-Steagall Act provisions and the availability of financial holding company powers became effective on March 11, 2000. Financial holding company powers relate to financial activities that are determined by the Federal Reserve to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The GLBA itself defines certain activities as financial in nature, including lending activities, underwriting and selling insurance, providing financial or investment advice, underwriting, dealing and making markets in securities and merchant banking. In order to qualify as a financial holding company, a bank holding company's depository subsidiaries must be both well capitalized and well managed, and must have at least a satisfactory rating under the CRA. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve and certify that its depository subsidiaries meet the capitalization and management requirements. The GLBA establishes the Federal Reserve as the umbrella regulator of financial holding companies, with subsidiaries of the financial holding company being more specifically regulated by other regulatory authorities, such as the Securities and Exchange Commission, the Commodity Futures Trading Commission and state securities and insurance regulators, based upon the subsidiaries' particular activities. The GLBA also provides for minimum federal standards of privacy to protect the confidentiality of personal financial information of customers and to regulate use of such information by financial institutions. A bank holding company that does not elect to become a financial holding company remains subject to the Bank Holding Company Act. The Company has not determined whether it will elect to become a financial holding company.

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

On April 9, 2000, the Company's Board of Directors entered into a memorandum of understanding (the "Memorandum") with the Federal Reserve Bank of Atlanta (the "Reserve Bank"), which outlines actions to be taken by the Company to address concerns identified by the Reserve Bank. In the Memorandum, the Company agreed that, without the prior written approval of the Reserve Bank, it would not declare or pay any dividends, repurchase shares of its common stock, incur any additional indebtedness, alter the terms of existing indebtedness or increase the amount of management fees paid to the Company by Community Bank. In addition, the Company agreed to maintain a quarterly Tier I leverage ratio (the ratio of Tier I capital to average assets, less goodwill) of at least 6.5% during the period in which the Memorandum is in effect, and to periodically update the Company's plan for maintaining capital and earnings at adequate levels. The Company also agreed to establish by June 8, 2001, a policy that provides for target levels of capital and guidelines for payment of dividends and a plan to strengthen the Company's internal audit program. The Company further agreed that a committee of non-employee directors of the Company will review and report by June 8, 2001 on the appropriateness of the compensation provided under the employment agreement of Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company. In addition, the Company is to provide the Reserve Bank by May 9, 2001 with a contingency plan for conserving or raising cash and information about loans extended by Community Bank to facilitate purchases of the Company's common stock, and to periodically provide the Reserve Bank with certain financial and other information and a report of actions taken by the Company to ensure compliance with the Memorandum. Management of the Company cannot currently estimate the period during which the Company will remain subject to the terms of the Memorandum, or the effect of the Memorandum on the Company's financial condition, liquidity and results of operations.










              [The remainder of this page intentionally left blank]

STATISTICAL DISCLOSURE

Statistical and other information regarding the following items are set forth in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" on the pages indicated below.

                                                                                                              Page(s)
                                                                                                              -------
Loan Portfolio and Selected Loan Maturity and Interest Rate Sensitivity..................................        22

Investment Portfolio.....................................................................................        24

Investment Portfolio Maturity Schedule...................................................................        25

Average Deposit Balances and Rates Paid..................................................................        26

Maturities of Large Time Deposits........................................................................        27

Short-term Borrowings....................................................................................        29

Maturities of Long-term Debt ............................................................................        30

Rate Shock Analysis......................................................................................        32

Interest Sensitivity.....................................................................................        33

Capital Adequacy Ratios and Return on Equity and Assets..................................................        35

Yields, Rates, Interest Rate Spread and Net Interest Margin..............................................        38

Consolidated Average Balances, Interest Income/Expense and Yields/Rates..................................     40-41

Rate/Volume Variance Analysis............................................................................     42-43

Summary of Loan Loss Experience..........................................................................        46

Allocation of the Allowance for Loan Losses..............................................................        47

Nonperforming Assets.....................................................................................        48

Noninterest Income.......................................................................................        50

Noninterest Expense......................................................................................        52

ITEM 2 - PROPERTIES

The corporate headquarters of the Company is housed in a colonial style two-story building owned by Community Bank and located at 68149 Main Street (U.S. Highway 231) in Blountsville, Alabama. Community Bank's administrative, operational and legal functions are housed in three buildings constructed in 1997 and the accounting function is located in the annex building, all of which are located on the same property as the corporate headquarters.

The flagship banking office of Community Bank is located at 69156 Main Street, Blountsville, Alabama, in a one story brick building constructed in 1975 and extensively remodeled during 1994. The premises are owned by Community Bank.

Community Bank owns or leases buildings that are used in the normal course of business in 11 counties in Alabama, including Blount, DeKalb, Lauderdale, Limestone, Madison, Marengo, Marion, Marshall, Morgan, Perry and Winston Counties, and in Giles County, Tennessee. 1st Community Credit Corporation owns or leases buildings that are used in the normal course of business in 10 counties in Alabama, including Blount, Cullman, Marshall, Morgan, Limestone, Lawrence, Etowah, Madison, DeKalb and Walker Counties. Community Insurance Corp. and its subsidiary, Southern Select Insurance, Inc., own a building that is used in the normal course of business in Madison County, Alabama.

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

On July 21, 2000, three shareholders of the Company, M. Lewis Benson, Doris E. Benson and John M. Packard, Jr., filed a lawsuit in the state Circuit Court of Marshall County, Alabama against the Company, Community Bank, certain directors and officers of the Company and Community Bank, an employee of Community Bank and two construction subcontractors. The plaintiffs purported to file the lawsuit as a shareholder derivative action, which relates to the alleged construction overcharges being investigated by the joint committee of the Boards of Directors of the Company and Community Bank. The complaint alleges that the directors, officers and employee named as defendants in the complaint breached their fiduciary duties, failed to properly supervise officers and agents of the Company and Community Bank, and permitted waste of corporate assets by allegedly permitting the subcontractor defendants to overcharge Community Bank in connection with the construction of two new Community Bank offices, and to perform the construction work without written contracts, budgets, performance guarantees and assurances of indemnification. In addition, the complaint alleges that Kennon R. Patterson, Sr., the Chairman, President and Chief Executive Officer of the Company, breached his fiduciary duties by allegedly permitting the two named subcontractors to overcharge for work performed on the two construction projects in exchange for allegedly discounted charges for work these subcontractors performed in connection with the construction of Mr. Patterson's residence. The complaint further alleges that the director defendants knew or should have known of this alleged arrangement between Mr. Patterson and the subcontractors. The complaint also alleges that Mr. Patterson, the Community Bank employee and the two subcontractor defendants made false representations and suppressed information about the alleged overcharges and arrangement between Mr. Patterson and the subcontractors. On August 15, 2000, the plaintiffs filed an amended complaint adding Andy C. Mann, a shareholder of the Company, as a plaintiff and adding a former director of the Company and Community Bank as a defendant. The amended complaint generally reiterates the allegations of the original complaint. In addition, the amended complaint alleges that Community Bank was overcharged on all construction projects from January 1997 to the present. The amended complaint also alleges that the defendants breached their fiduciary duties and are guilty of gross financial mismanagement, including allegations concerning the making or approval of certain loans and taking allegedly improper actions to conceal the fact that certain loans were uncollectible. On September 18, 2000 the plaintiffs filed a second amended complaint. The second amended complaint generally reiterates the allegations of the original and first amended complaints. In addition, the second amended complaint alleges that the plaintiffs were improperly denied their rights to inspect and copy certain records of the Company and Community Bank. The second amended complaint also alleges that the directors of the Company abdicated their roles as directors either by express agreement or as a result of wantonness and gross negligence. The second amended complaint asserts that the counts involving inspection of corporate records and director abdication are individual, nonderivative claims. The second amended complaint seeks, on behalf of the Company, an unspecified amount of compensatory damages in excess of $1 million, punitive damages, disgorgement of allegedly improperly paid profits and appropriate equitable relief. Upon motion of the defendants, the case was transferred to the state Circuit Court in Blount County, Alabama by order dated September 21, 2000, as amended on October 12, 2000. On August 24, 2000, the Board of Directors of the Company designated the directors of the Company who serve on the joint investigative committee as a special litigation committee to investigate and evaluate the allegations and issues raised in this lawsuit and to arrive at such decisions and take such action as the special litigation committee deems appropriate. At a hearing on February 23, 2001 the court stayed discovery with respect to the Company, Community Bank and the directors, officers and employees of each until May 24, 2001, at which time the court expects to receive a report from the special litigation committee. Because the special litigation committee has not yet completed its investigation, and as a result of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations. Regardless of the outcome, however, this lawsuit could be costly, time-consuming and a diversion of management's attention.

On November 19, 1998, Mr. William Towns, a shareholder of the Company, filed a shareholder derivative action against the directors of the Company in the state Circuit Court of Blount County, Alabama. Mr. Towns amended his complaint on January 14, 1999 to add the Company and Community Bank as defendants in the action. On February 11, 1999, the complaint was again amended to add Mr. Pat Bellew and Mrs. Mary Bellew, who are also shareholders of the Company, as additional plaintiffs. The complaint alleged that the directors of the Company breached their fiduciary duty to the Company and its shareholders, engaged in fraud, fraudulent concealment, suppression of material fact and suppression of the plaintiff shareholders, failed to supervise management, and conspired to conceal wrongful acts from the Company's shareholders and paid themselves excessive director fees. The complaint also alleged that the Board of Directors acquiesced in mismanagement and misconduct by Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company, including alleged self dealing, payment of excessive compensation, misappropriation of corporate opportunities and misappropriation of funds. The complaint sought an unspecified amount of compensatory and punitive damages, removal of the current directors, appointment of a new Board of Directors, and attorneys fees and cost. On December 21, 1998, the Company and its directors filed a motion with the court seeking to have the complaint dismissed. On March 1, 1999, the Company's Board of Directors appointed a special Board committee, comprised of non-employee directors of the Company, to review the plaintiffs' allegations in accordance with Delaware law. On April 6, 1999, each of the parties to the action requested that the court stay the litigation and related discovery, motions and hearings, pending completion of the special committee's review. On April 30, 1999, the court entered an order staying the litigation and related discovery, motions and hearing in accordance with the parties' request. On October 15, 1999, the special committee filed its final report with the court. On October 21, 1999, the parties forwarded to the court an agreed-upon order governing the confidentiality of the special committee's report, which the court entered on January 2, 2000. On August 3, 2000, the Company, Community Bank and the Company's directors filed a motion to stay the proceedings until the Company's and Community Bank's joint investigative committee had completed its investigation of the alleged construction overcharges discussed above. At the request of the Company and the other defendants in the action, the court continued a hearing on the motion to dismiss. On February 23, 2001, the court indicated that there was no reason to continue the stay of this action. The parties are awaiting a hearing on the defendants' motion to dismiss the case. Management of the Company believes that the plaintiffs' allegations are false and that the action lacks merit. The Company and its directors intend to defend the action vigorously, and management of the Company believes that the action will not have a material adverse effect on the Company's financial condition or results of operations. Regardless of the outcome, however, this lawsuit could be costly, time consuming and a diversion of management's attention.

On September 14, 2000, another action was filed in the state Circuit Court of Blount County, Alabama, against the Company, Community Bank and certain directors and officers of the Company and Community Bank by seven shareholders of the Company alleging that the directors actively participated in or ratified the misappropriation of corporate income. The action was not styled as a shareholder derivative action. On January 3, 2001, the defendants filed a motion for summary judgment on the basis that these claims are derivative in nature and cannot be brought on behalf of individual shareholders. The court has not ruled on the motion. The Company and its directors believe that this lawsuit is without merit and intend to defend the action vigorously. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming and a diversion of management's attention.

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

On June 28, 2000, Community Bank filed an action in the United States District Court for the Northern District of Alabama against Carl Gregory Ford L-M, Inc., an automobile dealership located in Ft. Payne, Alabama, Carl Gregory and Doug Broaddus, the owners of the dealership, several employees and former employees of the dealership and Gerald Scot Parrish, a former employee of Community Bank, with respect to certain loans originated during 1998 in Community Bank's Wal-Mart office in Ft. Payne, Alabama. In the complaint Community Bank alleged that the defendants willingly and knowingly conducted, participated in, were employed by or associated with, or aided and abetted an enterprise within the meaning of the Racketeer Influenced and Corrupt Organizations Act (RICO) for the purpose of defrauding Community Bank.

 The complaint also asserted that the defendants committed fraud, misrepresentation and deceit by submitting to Community Bank and/or approving applications for automobile loans which contained false and/or fraudulent information for the purpose of deceiving, influencing and persuading Community Bank to provide loans to customers of the automobile dealership who were otherwise not qualified to receive such loans, and suppressed material facts regarding the veracity of information contained in loan applications and the ability of persons seeking the loans to repay them. Community Bank also alleged in the complaint that the automobile dealership is responsible for the acts of its officers, agents and employees, and that the dealership and its management failed to adequately train and/or supervise its employees. The complaint stated that the defendants participated in a conspiracy to violate RICO and Alabama statutes dealing with fraud, misrepresentation and suppression of material facts, and asserted civil liability under Alabama law for violation of federal statutes dealing with financial institution fraud, mail and wire fraud and making false statements for the purpose of influencing the actions of a financial institution upon an application or loan. On June 29, 2000 and August 31, 2000 the court granted Community Bank's motions to dismiss without prejudice two of the employees of the automobile dealership as defendants in the action. On September 13, 2000, the court granted Mr. Parrish's motion to dismiss the complaint, but granted Community Bank 15 days to amend the complaint. On September 27, 2000, Community Bank filed an amended complaint which generally reiterated the allegations of the original complaint and added specific information concerning the allegedly fraudulent activity and the use of the United States mail, telephone and other wire transmissions in the conduct of such activity. On December 1, 2000, the court dismissed Community Bank's claims based upon mail and wire fraud in the amended complaint but otherwise denied Mr. Parrish's motion to dismiss the complaint. The defendants have filed answers to the amended complaint which generally deny the material allegations in the complaint and allege that any injury suffered by Community Bank was the result of the contributory negligence of Community Bank, its officers, employees and agents. In the lawsuit, Community Bank seeks damages of an unspecified amount to recover losses incurred in connection with the loans made at Community Bank's Wal-Mart office in Ft. Payne, Alabama, along with all costs associated with the lawsuit. Any amounts received by Community Bank as a result of this litigation will be treated as a recovery on loan losses. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses."

On November 15, 2000, Michael W. Alred and Michael A. Bean, two former directors and executive officers of Community Bank, filed suit against Community Bank in the United States District Court for the Northern District of Alabama alleging that their employment was wrongfully terminated for allegedly providing information to bank regulatory and law enforcement authorities concerning possible violations of laws and regulations, gross mismanagement, gross waste of funds and abuse of authority by Community Bank, its directors, officers and employees. According to the complaint, the information which these two individuals provided to authorities concerned certain bank construction projects, specific loans, charge-offs, expenses and past due accounts. The complaint seeks reinstatement of the plaintiffs to their former positions as officers and directors of Community Bank as well as compensatory and punitive damages. Community Bank and its directors believe this lawsuit is without merit and intend to defend the action vigorously. Management of the Company believes that this action will not have a material adverse effect on the Company's financial condition or results of operations.

The Company and its subsidiaries are from time to time parties to other legal proceedings arising from the ordinary course of business. Management believes, after consultation with legal counsel, that no such proceedings, if resulting in an outcome unfavorable to the Company, will, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2000.













              [The remainder of this page intentionally left blank]

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, the positions held by them with the Company and certain of its subsidiaries and their principal occupations for the last five years are as follows:

Name, Age and Position Currently Held with the
Company and its Subsidiaries                                       Principal Experience During Past Five Years
----------------------------------------------------------         --------------------------------------------------------
Kennon R. Patterson, Sr. (58)                                      Chairman, President and Chief Executive Officer of the
Chairman, President and Chief Executive Officer of the             Company (1985-present); Chairman and Chief Executive
Company; Chairman and Chief Executive Officer of                   Officer of Community Bank (1993-present)
Community Bank; Chairman of 1st Community Credit
Corporation; Vice Chairman of Community Appraisals, Inc.;
Director of Community Insurance Corp., and Southern Select
Insurance, Inc.


Bishop K. Walker, Jr. (69)
Director, Vice Chairman, Secretary, Senior Executive Vice          Vice Chairman, Senior Executive Vice President and
President and General Counsel of the Company; Director,            General Counsel of the Company (1987-present); President
Senior Executive Vice President and Secretary of Community         and Director of Community Insurance Corp. (1987-1997)
Bank; Chairman of Community Insurance Corp. and Southern
Select Insurance, Inc.


Denny G. Kelly (61)
Director and Executive Vice President of the Company; Vice         President of Community Bank (1993-present)
Chairman and President of Community Bank; Vice Chairman
and President of 1st Community Credit Corporation;  Director
of Community Appraisals, Inc., Community Insurance Corp.
and Southern Select Insurance, Inc.


William E. Blackmon (50)                                           Senior Vice President and Controller of Community Bank
Acting Chief Financial Officer of the Company; Senior Vice         (1998-present); Vice President and Operations Officer of
President and Controller of Community Bank                         First National Bank of West Point, West Point, Georgia
                                                                   (1996- 1998); Vice President and Controller of AuburnBank,
                                                                   Auburn, Alabama (1989-1996)


William H. Caughran, Jr. (44)
Assistant Secretary and Treasurer of the Company; Senior Vice      Senior Vice President and General Counsel of Community
President, General Counsel and Secretary to the Board of           Bank (1998-present); Associate Counsel of AmSouth Bank
Directors of Community Bank; Secretary of 1st Community            of Alabama (1992-1998)
Credit Corporation, Community Appraisals, Inc., Community
Insurance Corp. and Southern Select Insurance, Inc.


The Company's bylaws provide that the term of office of an executive officer of the Company is as provided in the officer's employment agreement with the Company or, if the officer is not a party to an employment agreement or if the officer's employment agreement does not specify a term of office, as determined by the Company's Board of Directors and until the officer's successor is elected and qualified or until the officer's earlier resignation or removal. In May 2000, each of the Company's executive officers was elected by the Company's Board of Directors to serve a term of one year and until his successor has been elected and qualified.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Shares of the common stock (the "Common Stock") of the Company were held by approximately 2,350 shareholders of record as of March 28, 2001. There is no established trading market for the Common Stock, which has been purchased and sold infrequently in private transactions. Therefore, no reliable information is available as to trades of the Common Stock, or as to the prices at which such Common Stock has traded. Management has reviewed the limited information available to the Company as to the ranges at which shares of the Common Stock has been sold. The following data regarding the Common Stock is provided for information purposes only, and should not be viewed as indicative of the actual or market value of the Common Stock.

                                                          Estimated Price Range
                                                                 Per Share
                                                         -----------------------
                                                           High            Low
                                                         -------         -------
2000:
    FIRST QUARTER....................................    $ 25.00         $ 24.00
    SECOND QUARTER...................................      25.00           19.00
    THIRD QUARTER....................................      25.00           20.00
    FOURTH QUARTER...................................      26.00           20.00


1999:
    First Quarter....................................    $ 24.00         $ 20.00
    Second Quarter...................................      24.00           24.00
    Third Quarter....................................      24.00           24.00
    Fourth Quarter...................................      24.00           24.00


Annual dividends of $.75 per share and $.60 per share were declared by the Board of Directors on the Company's Common Stock and paid on January 5, 2000 and January 8, 1999, respectively. The payment of dividends on the Common Stock is subject to the prior payment of principal and interest on the Company's long-term debt, the retention of sufficient earnings and capital in the Company's operating subsidiaries and regulatory restrictions. The Board of Directors determined that it was in the Company's best interests not to declare or pay a dividend in the first quarter of 2001, due to regulatory constraints and the Company's results of operations and financial condition for 2000. The Board of Directors intends to reassess the Company's financial condition and results of operations in subsequent quarters to determine whether the Company is able to declare and pay a dividend under applicable laws, regulations and restrictions, and, if so, whether such a dividend would be prudent and advisable at that time. The Board of Directors does not currently anticipate declaring or paying a dividend in the second or third quarters of 2001. There can be no assurance that the Company will pay any dividends in the foreseeable future. See "Item 1 - Business - Supervision and Regulation," "Item 7 - Management's Discussion of Financial Condition and Results of Operations - Liquidity Management" and Note 17 to the Company's Consolidated Financial Statements included elsewhere in this Report.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years. All averages are daily averages.

                                                                                Years Ended December 31,
                                                       ------------------------------------------------------------------
                                                         2000            1999          1998          1997          1996
                                                       ---------       --------      --------      --------      --------
                                                                     (Dollars in Thousands Except Per Share Data)
Interest income ..................................     $  61,075       $ 52,194      $ 44,365      $ 37,791      $ 33,600
Interest expense .................................        33,856         25,522        22,693        19,541        17,426
Net interest income ..............................        27,219         26,672        21,672        18,250        16,174
Provision for loan losses ........................         9,289          4,459           885           773           834
Non-interest income ..............................         9,906          9,155         8,102         4,891         4,447
Non-interest expense .............................        31,755         29,208        23,784        17,423        14,902
Net income/(loss) ................................        (2,215)         1,658         3,579         3,512         3,459

Per Share Data:
    Earnings/(loss) per share - basic ............     $    (.50)      $    .37      $    .90      $    .92      $    .93
    Earnings/(loss) per share - diluted ..........          (.47)           .36           .88           .92           .93
    Cash dividends ...............................           .75            .60           .50           .38           .25
    Shareholders' equity (book value)
        at period end ............................          8.81           9.53         10.16          8.85          8.63

Balance Sheet:
    Loans, net of unearned income ................     $ 528,316       $498,726      $433,853      $326,134      $322,762
    Deposits .....................................       600,901        573,261       538,586       440,889       400,338
    FHLB borrowings ..............................        38,000         40,000           -0-           -0-           -0-
    Capitalized lease obligations ................         5,850            -0-           -0-           -0-           -0-
    Long-term debt ...............................         5,675          6,637         7,569         7,398         8,281
    Guaranteed preferred beneficial interest
      in the Company's junior subordinated
      deferrable interest debentures .............        10,000            -0-           -0-           -0-           -0-
    Average equity ...............................        41,776         44,203        37,318        33,428        30,079
    Average assets ...............................       710,915        632,713       538,470       473,381       421,839
    Total assets .................................       713,518        674,898       603,244       491,839       454,710

Ratios:
    Return on average assets .....................         (0.31)%         0.26%         0.67%         0.74%         0.82%
    Return on average equity .....................         (5.30)%         3.75%         9.59%        10.51%        11.50%
    Dividend payout ratio ........................       (150.00)%       162.16%        55.56%        40.50%        26.90%
    Average equity to average assets .............          5.88%          6.99%         6.93%         7.06%         7.13%
    Total risk-based capital .....................         10.54%          9.37%        11.03%        11.86%        11.45%
    Leverage ratio ...............................          6.44%          6.39%         7.79%         6.94%         9.20%

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on the significant changes in the financial condition and results of operations of the Company and its subsidiaries during 1998, 1999 and 2000. This discussion and analysis is intended to supplement and highlight information contained in the Company's consolidated financial statements and related notes and the selected financial data presented elsewhere in this Report.

The discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, economic prospects of market areas, dividends, pending litigation, non-compliant and impaired loans originated in Community Bank's Ft. Payne, Alabama office, capital requirements, operating strategy, deposits, consumer base, allowance for loan losses, non-performing assets, interest rate sensitivity, market risk and impact of inflation. We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company's interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, the Company's ability to obtain reimbursement from its fidelity bond insurance carrier or other persons responsible for originating non-compliant and impaired loans in Community Bank's Ft. Payne, Alabama office and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

SUMMARY

The Company's net loss of approximately $2,215,000 for 2000 represented a 233.6% decline from 1999's net income of approximately $1,658,000, which was a 53.7% decline from net income of approximately $3,579,000 for 1998. When stated as changes in basic earnings per share, the 2000 basic loss per share of $0.50 represented a 235.1% decrease from the 1999 basic earnings per share of $0.37, which represented a 58.9% decrease from the 1998 basic earnings per share of $0.90. The decline in earnings per share for 2000 primarily resulted from additional provisions to the Company's allowance for loan losses in connection with an increase in loans charged-off and certain loans originated in Community Bank's Double Springs, Alabama location that were determined by management to be impaired at December 31, 2000, while the decrease in earnings per share for 1999 was primarily due to the recognition of losses associated with certain loans originated in 1998 in Community Bank's Ft. Payne, Alabama Wal-Mart location that were determined to be impaired in the fourth quarter of 1999. In 2000 and 1999, the Company also experienced higher than normal legal and accounting fees associated with legal proceedings. Basic earnings per share for 1999 were also negatively impacted by a significant increase in legal, accounting, public relations and printing costs in connection with the Company's 1999 annual meeting of shareholders and a related proxy contest. The Company's basic loss per share during 2000 and basic earnings per share during 1999 and 1998 were also negatively impacted by increases in non-interest expenses associated with expansion of Community Bank's office network, new finance company facilities and additional insurance offices. See "Noninterest Expenses" below. In addition, the average number of shares outstanding increased 10.9% during 1999, compared to 1998, due to the issuance of an additional 500,000 shares of Common Stock in the Company's public offering during the fourth quarter of 1998.

In 1993, 1995 and 1998, the Company raised capital through the sale of shares of its Common Stock. All three offerings were closed upon being fully subscribed. The Company sold to the public and the Company's Employee Stock Ownership Plan ("ESOP"), in the fourth quarter of 1998, 500,000 newly issued shares of Common Stock at a price of $19.00 per share, raising approximately $9,467,000 after expenses of the offering.

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the Capital Securities ($10,000,000) and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines. See Note 8 to the Company's Consolidated Financial Statements included elsewhere in this Report.

EARNING ASSETS

The Company's average earning assets in 2000 increased 12.2% over that for 1999, primarily as a result of increases in the loan portfolio, and accounted for approximately 88.6% of the Company's average total assets for 2000. This is compared to a 17.2% increase during 1999 in average earning assets, which represented 88.7% of the Company's average total assets for 1999, and a 13.3% increase during 1998 in average earning assets, which represented 89.0% of the Company's average total assets for 1998.

The Company's mix of average earning assets changed only slightly during 2000, compared to 1999. Average loans, net of unearned income, represented 82.9%, 82.5% and 78.9% of average earning assets during 2000, 1999 and 1998, respectively. Average investment securities represented 16.4% of average earning assets in 2000, compared to 16.9% in 1999 and 18.5% in 1998. The change in the mix during 1999, compared to 1998, was primarily attributable to an increase in commercial, financial and agricultural loans during 1999. The other earning asset categories accounted for less than 3.0% of average earning assets for all three periods. The increased volume in earning assets contributed to the higher net interest income reported by the Company during these three periods.

Total loans, net of unearned income, increased approximately $29,590,000, or 5.9%, to approximately $528,316,000 at December 31, 2000 from $498,726,000 at
December 31, 1999, which represented an increase of $64,873,000, or 15.0%, from $433,853,000 at December 31, 1998. These increases were primarily attributable to increases in commercial, financial and agricultural loans and real estate - mortgage loans. Commercial, financial and agricultural loans increased by approximately $16,528,000, or 13.3%, to approximately $140,773,000 at December 31, 2000 from approximately $124,245,000 at December 31, 1999, which represented an increase of approximately $30,188,000, or 32.1%, from approximately $94,057,000 at December 31, 1998. Commercial, financial and agricultural loans represented 26.6% of total loans at December 31, 2000, compared to 24.9% at December 31, 1999 and 21.6% at December 31, 1998. In addition, real estate - mortgage loans increased by approximately $12,463,000, or 5.6%, to approximately $236,592,000 at December 31, 2000 from $224,129,000 at December 31, 1999, which represented an increase of approximately $18,672,000, or 9.1%, from approximately $205,457,000 at December 31, 1998.

As a percentage of total loans, real estate - mortgage loans decreased slightly to 44.8% at December 31, 2000 from 44.9% at December 31, 1999 and 47.2% at December 31, 1998. Consumer loans increased by approximately $1,220,000, or 0.9%, to approximately $145,673,000 at December 31, 2000 from approximately $144,453,000 at December 31, 1999, which represented an increase of approximately $15,119,000, or 11.7%, from approximately $129,334,000 at December 31, 1998. As a percentage of total loans, consumer loans decreased to 27.6% at December 31, 2000 from 28.9% at December 31, 1999 and 29.7% at December 31, 1998. Real estate - construction loans decreased by approximately $1,041,000, or 16.1%, to approximately $5,429,000 at December 31, 2000 from approximately $6,470,000 at December 31, 1999, which represented an increase of approximately $317,000, or 5.2%, from approximately $6,153,000 at December 31, 1998. As a percentage of total loans, real estate - construction loans decreased to 1.0% at December 31, 2000 from 1.3% at December 31, 1999 and 1.4% at December 31, 1998.

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







              [The remainder of this page intentionally left blank]

The following table shows the classification of loans by major category at December 31, 2000 and at the end of each of the preceding four years.


                                 LOAN PORTFOLIO

                                                                     December 31,
                      ----------------------------------------------------------------------------------------------------------
                             2000                1999                1998                 1997                      1996
                      ------------------- ------------------  ------------------   --------------------    --------------------
                                 PERCENT            Percent             Percent                Percent                 Percent
                       AMOUNT    OF TOTAL  Amount   of Total   Amount   of Total    Amount     of Total     Amount     of Total
                      --------   -------- --------  --------  --------  --------   --------    --------    --------    --------
                                                (Dollars in Thousands)
Commercial,
  financial and
  agricultural .....  $140,773     26.6%  $124,245    24.9%   $ 94,057    21.6%    $ 64,136      19.6%     $ 65,634      20.2%

Real estate -
  construction .....     5,429      1.0      6,470     1.3       6,153     1.4        3,499       1.1         5,262       1.6

Real estate -
  mortgage .........   236,592     44.8    224,129    44.9     205,457    47.3      172,504      52.7       162,994      50.3

Consumer ...........   145,673     27.6    144,453    28.9     129,334    29.7       86,945      26.6        90,682      27.9
                      --------   ------   --------  ------    --------  ------     --------    ------      --------    ------
                       528,467    100.0%   499,297   100.0%    435,001   100.0%     327,084     100.0%      324,572     100.0%
                                 ======             ======              ======                 ======                  ======
Less: Unearned
  income ...........       151                 571               1,148                  950                   1,810

Allowance for
  loan losses ......     7,107               2,603               2,971                2,131                   2,425
                      --------            --------            --------             --------                --------

Net loans ..........  $521,209            $496,123            $430,882             $324,003                $320,337
                      ========            ========            ========             ========                ========


The following table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year as of December 31, 2000.


              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                             December 31, 2000
                               ----------------------------------------------------------------------------
                                                                                 Rate Structure For Loans
                                                Maturity                          Maturing Over One Year
                               --------------------------------------------    ----------------------------
                                            Year
                                           Through      Over                   Predetermined    Floating or
                               Year or      Five        Five                     Interest        Adjustable
                                 Less       Years       Years       Total           Rate            Rate
                               -------     -------     -------     --------    -------------    -----------
                                                                  (in Thousands)
Commercial, financial
   and agricultural ......     $56,443     $36,003     $48,327     $140,773       $54,634         $29,696

Real estate -
   construction ..........       3,244       2,185         -0-        5,429           884           1,301
                               -------     -------     -------     --------       -------         -------

                               $59,687     $38,188     $48,327     $146,202       $55,518         $30,997
                               =======     =======     =======     ========       =======         =======

INVESTMENT PORTFOLIO

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. The Company's entire portfolio is classified as available for sale to appropriately reflect the nature of the Company's holdings that are available for sale should liquidity needs dictate. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 2000, gross investment securities sales were approximately $16,230,000 and maturities were approximately $25,210,000, representing 15.7% and 24.5%, respectively, of the average portfolio for the year, compared to gross investment securities sales of $11,628,000 in 1999 and approximately $24,045,000 in 1998 and maturities of approximately $10,778,000 in 1999 and approximately $21,786,000 in 1998. Net gains realized on the sales totaled approximately $5,000 during 2000, compared to approximately $179,000 in 1999 and approximately $466,000 in 1998. At December 31, 2000, gross unrealized gains in the portfolio were approximately $1,419,000, compared to approximately $72,000 at December 31, 1999 and approximately $1,085,000 at December 31, 1998, while gross unrealized losses amounted to approximately $756,000 at December 31, 2000, compared to approximately $2,827,000 at December 31, 1999 and approximately $347,000 at December 31, 1998. These fluctuations in the gross unrealized gains and losses in the Company's investment portfolio resulted primarily as bond prices reacted to changes in market interest rates.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company's mortgage-backed securities portfolio as of December 31, 2000 and 1999 contained no interest-only strips and the amount of unamortized premium on mortgage-backed securities at December 31, 2000 was $190,096, compared to $242,000 at December 31, 1999. The recoverability of the Company's investment in mortgage-backed securities is reviewed periodically by management, and if necessary, appropriate adjustments would be made to income for impaired values.









              [The remainder of this page intentionally left blank]

The carrying amount of investment securities at the end of each of the last three years is set forth in the following table:


                              INVESTMENT PORTFOLIO

                                                                               December 31,
                                                               -----------------------------------------
                                                                 2000           1999             1998
                                                               ---------       --------         --------
                                                                              (in Thousands)
   U.S. Treasury and U.S. Government agencies............      $  46,830       $ 55,870         $ 49,145
   Mortgage-backed securities............................         31,341         30,521           31,324
   State and municipal securities........................         19,499          8,356           15,187
   Equity securities.....................................          3,900          2,100            1,736
                                                               ---------       --------         --------
      Total investment securities........................      $ 101,570       $ 96,847         $ 97,392
                                                               =========       ========         ========

Average investment securities increased 8.4%, 7.6% and 8.0% during 2000, 1999 and 1998, respectively. Average taxable securities accounted for 85.1% of the investment portfolio in 2000, compared to 83.8% in 1999 and 84.7% in 1998, while average tax-exempt securities were 14.9% of the investment portfolio in 2000, compared to 16.2% in 1999 and 15.3% in 1998. Total investment securities increased approximately $4,723,000, or 4.9%, to approximately $101,570,000 at December 31, 2000, compared to approximately $96,847,000 at December 31, 1999 and approximately $97,392,000 at December 31, 1998. During 2000, non-taxable investment securities increased $11,143,000, or 133.4%, to approximately $19,499,000 from $8,356,000 at December 31, 1999, which represented a decrease of $6,831,000 or 45.0%, from $15,187,000 at December 31, 1998, while taxable investment securities declined approximately $6,420,000, or 7.3% during 2000 to $82,071,000 from approximately $88,491,000 at December 31, 1999, which represented an increase of $6,286,000, or 7.7%, from approximately $82,205,000 at December 31, 1998. The composition of the investment securities portfolio changed during 2000 primarily as monies from the sale, pay downs and maturities of U.S. government and agency securities were reinvested in state and municipal securities. At December 31, 2000, U.S. government and agency securities represented 46.1% of the total investment securities portfolio compared to 57.7% at year-end 1999, while state and municipal securities represented 19.2% and 8.6% of the investment securities portfolio at year-end 2000 and 1999, respectively. This increase in state and municipal investment securities resulted as management took advantage of several opportunities to invest in higher yielding securities while only slightly extending the average maturity of the investment securities portfolio. In addition, approximately 37.3% of the funds realized from this increase were reinvested in municipal securities within Alabama, primarily in markets served by the Company's subsidiaries.

The maturities and weighted average yields of the investments in the year-end 2000 portfolio of investment securities are presented below. Taxable equivalent adjustments (using a 34% tax rate) have been made in calculating yields on tax-exempt obligations. The average maturity of the investment portfolio was
6.71 years at year-end 2000 compared to 6.13 years at year-end 1999 with an average yield of 6.71% and 6.40% at December 31, 2000 and 1999, respectively. Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

                     INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                                                      December 31, 2000
                               -----------------------------------------------------------------------------------------------
                                                                           Maturing
                               -----------------------------------------------------------------------------------------------
                                      Within                After One But            After Five But                After
                                     One Year             Within Five Years         Within Ten Years             Ten Years
                               --------------------     ---------------------     ---------------------     ------------------
                                           Weighted                  Weighted                  Weighted
                                           Average                   Average                   Average
                               Amount       Yield        Amount       Yield       Amount        Yield       Amount        Yield
                               ------      --------     -------      --------     -------      --------     -------       -----
                                                                    (Dollars in Thousands)
Securities- All Available for Sale:

U.S. Treasury ..........       $2,500       5.60%       $ 3,574       5.63%         $ -0-       0.00%         $ -0-       0.00%
U.S. Government
 agencies ..............        4,990       5.34         35,947       6.49         29,829       6.61          1,331       5.84
State and municipal
  securities ...........          200       6.78            523       7.60          1,349       8.70         17,427       8.33
Equity securities ......          -0-       0.00            -0-       0.00            -0-       0.00          3,900       7.02
                               ------                   -------                   -------                   -------
   Total ...............       $7,690       5.46        $40,044       6.43        $31,178       6.71        $22,658       7.96
                               ======                   =======                   =======                   =======

At December 31, 2000, the Company held two Government National Mortgage Association ("GNMA") pool securities and one municipal bond whose amortized cost exceeded 10% of the Company's consolidated shareholders' equity at that date.

Average Federal Funds sold increased 108.9% during 2000, as compared to a decline of 84.9% during 1999 and an increase of 15.7% during 1998. These fluctuations resulted from ordinary increases and decreases in loan demand and the level of deposit balances as well as the short term reinvestment of funds associated with restructuring of the Company's investment securities portfolio. As a percentage of average earning assets, these funds represented 0.6% for 2000, compared to 0.3% for 1999 and 2.4% for 1998.

Interest-bearing deposits with other banks accounted for less than 0.3% of the Company's average earning assets during 2000, 1999 and 1998. The average balances of interest-bearing deposits with other banks reflected a decrease of 31.9% during 2000, compared to an increase of 33.5% during 1999 and a decrease of 59.5% during 1998.

There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.




              [The remainder of this page intentionally left blank]

DEPOSITS

Community Bank's primary source of funds is its deposits. Dividends from Community Bank are the Company's primary source of funds. Continued enhancement of existing products, emphasis upon better customer service and expansion into new market areas have fueled the growth in Community Bank's deposit base. Emphasis has been placed upon attracting consumer deposits. It is the Company's intent to expand its consumer base in order to continue to fund asset growth.

During 2000, the Company's average total deposits increased approximately $56,921,000, or 10.4%, to approximately $602,143,000 from approximately $545,222,000 in 1999, which represented an increase of approximately $61,300,000, or 12.7%, from approximately $483,922,000 in 1998. At December 31,
2000, the Company's total deposits were approximately $600,901,000, an increase of approximately $27,640,000, or 4.8%, from approximately $573,261,000 at December 31, 1999.

The following table presents the average amounts outstanding and the average rates paid for each of the major classifications of deposits for the 12 month periods ending December 31, 2000, 1999 and 1998:

                                                              Average Deposit Balances and Rates Paid
                                       ------------------------------------------------------------------------------------
                                                2000                           1999                          1998
                                       -----------------------       ------------------------      ------------------------
                                                                     (Dollars in Thousands)
                                                       AVERAGE                        Average                       Average
                                        AVERAGE         RATE          Average          Rate         Average          Rate
                                        BALANCE         PAID          Balance          Paid         Balance          Paid
                                       ---------       -------       ---------        -------      ---------        -------
Noninterest-bearing demand .....       $  68,785         0.00%       $  69,248         0.00%       $  60,147         0.00%
Interest-bearing demand ........         102,254         4.92%          94,763         4.36%          85,044         3.86%
Savings ........................          55,983         4.39%          53,730         3.51%          46,374         3.56%
Time ...........................         375,121         5.92%         327,481         5.37%         292,357         5.82%
                                       ---------                     ---------                     ---------
    Total(1) ...................       $ 602,143         5.57%       $ 545,222         4.96%       $ 483,922         5.18%
                                       =========                     =========                     =========


----------------------------
(1) The rate paid on total average deposits represents the rate paid on total average interest-bearing deposits only.


The Company's average interest-bearing deposits increased by 12.1%, 12.3% and 14.6% in 2000, 1999 and 1998, respectively. Average interest-bearing demand deposits, average savings and average time deposits increased 7.9%, 4.2% and 14.6%, respectively, during 2000 compared to an increase of 11.4%, 15.9% and 12.0%, respectively, during 1999, and an increase of 28.3%, a decrease of 8.0% and an increase of 15.5%, respectively, during 1998. Average noninterest-bearing demand deposits decreased 0.7% during 2000 compared to an increase of 15.1% during 1999, and an increase of 8.4% during 1998. Customer confidence and satisfaction is evidenced by the increase in total average deposits of 10.4% in 2000, 12.7% in 1999, and 13.8% in 1998. The two categories of lowest cost deposits, noninterest-bearing demand deposits and interest-bearing demand deposits, comprised the following percentages of total average deposits during 2000, 1999 and 1998, respectively: (i) Average noninterest-bearing demand deposits - 11.4%, 12.7% and 12.4%; and (ii) average interest-bearing demand deposits - 17.0%, 17.4% and 17.6%. Community Bank experienced a shift in its deposit mix during 2000 as interest-bearing demand deposits and savings accounts decreased $12,922,000, or 13.1%, and $1,242,000, or 1.9%, respectively, while certificates of deposit of less than $100,000 increased $33,160,000, or 14.6%. This is as compared to increases in interest-bearing demand deposits by $8,589,000, or 9.6%, in 1999 and by $18,365,000, or 25.7%, in 1998, increases in savings accounts by $6,123,000, or 10.4%, in 1999 and by $7,672,000, or 15.0%,
in 1998, and increases in certificates of deposit of less than $100,000 by $8,503,000, or 3.9%, in 1999 and by $39,451,000, or 22.0%,
in 1998. Certificates of deposit of $100,000 or more increased $3,694,000, or 3.8%, during 2000, compared to an increase of $6,868,000, or 7.6%, during 1999 and $22,023,000, or 32.2%, during 1998. Of total time deposits at December 31, 2000, approximately 20.7% were large denomination certificates of deposit and other time deposits of $100,000 or more, down from 34.2% at December 31, 1999.

The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 2000 are summarized in the table below.

                 MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                                                                          December 31, 2000
                                                       -----------------------------------------------------
                                                           Time                Other
                                                       Certificates            Time
                                                         of Deposit          Deposits               Total
                                                       -------------       -------------       -------------
                                                                            (in Thousands)
Maturing in three months or less ...............       $  17,208,818       $  23,353,824       $  40,562,642
Maturing in over three through six months ......          25,788,184                 -0-          25,788,184
Maturing in over six through twelve months .....          34,884,751                 -0-          34,884,751
Maturing in over twelve months .................          23,130,128                 -0-          23,130,128
                                                       -------------       -------------       -------------

   Total .......................................       $ 101,011,881       $  23,353,824       $ 124,365,705
                                                       =============       =============       =============

BORROWED FUNDS

Community Bank also uses borrowed funds as a source of funds for asset growth in excess of deposit growth and for short-term liquidity needs. The mixture of borrowed funds and deposits as sources of funds depends on the relative availability and costs of those funds and Community Bank's need for funding.

Borrowed funds consist primarily of short-term borrowings, borrowings from the Federal Home Loan Bank of Atlanta, Georgia (FHLB-Atlanta) and long-term debt. Short-term borrowings at year-end 2000 and 1999 consisted of the U. S. Treasury Tax and Loan Note Option account and securities sold under agreements to repurchase. Community Bank had $6,000,000 at year-end 2000 and $11,000,000 at year-end 1999 in available lines to purchase Federal Funds, on an unsecured basis, from commercial banks. At December 31, 2000 and 1999, Community Bank had no funds advanced against these lines.

In the fourth quarter of 1998, Community Bank became a member of the FHLB-Atlanta and was approved to borrow under various short-term and long-term programs offered by the FHLB-Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in Community Bank's loan and investment portfolios. Community Bank's maximum credit availability with FHLB-Atlanta is established at 10% of Community Bank's total assets, based on the most recent quarterly financial information submitted to the FDIC. At December 31, 2000, the maximum credit availability, based on Community Bank's Consolidated Reports of Condition and Income as of the close of business September 30, 2000, was approximately $71,000,000. While Community Bank has drawn up to a maximum of $20,000,000 under the FHLB-Atlanta's "Overnight Borrowings" program since becoming a member of the FHLB-Atlanta, no funds were advanced under the "Overnight Borrowings" program at December 31, 2000 and 1999.

Since June 1999, Community Bank has borrowed funds under the FHLB-Atlanta's "Convertible Advance Program." These advances have had original maturities of 10 years, with stated call features during the life of the obligation, at fixed interest rates for the life of the obligations. Principal is due at final maturity or on stated call dates, with interest payable each quarter. On June 1, 1999, Community Bank borrowed $30,000,000 under the FHLB-Atlanta's "Convertible Advance Program." This advance had a final maturity of June 1, 2009 (120 months), with a call feature every three months during the life of the obligation, and carried a fixed rate of 4.62% per annum. These funds were used to replace $20,000,000 in FHLB-Atlanta overnight borrowings and to fund loan growth. This obligation was called on September 1, 1999 due to an increase in market interest rates. As a result of this call, Community Bank refinanced the original advance and borrowed an additional $10,000,000, to fund anticipated loan growth, under the same "Convertible Advance Program." This advance, totaling $40,000,000 at December 31, 1999, had a final maturity of September 1, 2009 (120 months), with a call feature every six months during the life of the obligation, and carried a fixed rate of 4.99% per annum. Principal was due at final maturity or on a call date, with interest payable each quarter. The first call date for this advance was March 1, 2000. Due to the call of this obligation on March 1, 2000, Community Bank made a $2,000,000 reduction in the amount advanced under the FHLB-Atlanta "Convertible Advance Program" and refinanced $38,000,000. This new obligation has a final maturity of March 1, 2010 (120 months), a call feature every 12 months during the life of the obligation, and a fixed interest rate of 5.93% per annum. At December 31, 2000, outstanding funds advanced to Community Bank under the FHLB-Atlanta "Convertible Loan Program" totaled $38,000,000. The first call date for this advance was March 1, 2001; the advance was not called on that date.











              [The remainder of this page intentionally left blank]

The following table sets forth, for the periods indicated, certain information about the Company's short-term borrowings:

                              SHORT-TERM BORROWINGS

                                                At December 31,
                                          -------------------------                                   Maximum
                                                           Weighted                                 Outstanding
                                                            Average      Average        Average       At Any
                                              Balance        Rate        Balance         Rate        Month-end
                                          --------------   --------   ------------    ----------  --------------
                                                                (Dollars in thousands)
2000:
  FEDERAL FUNDS PURCHASED...............  $         -0-     0.00%    $     402,000       6.47%    $    3,000,000
  SHORT-TERM FHLB BORROWINGS............            -0-     0.00%          325,000       6.86%               -0-
  SECURITIES SOLD UNDER AGREEMENT TO
      REPURCHASE........................        862,000     6.17%          818,000       6.17%         1,072,000
  U.S. TREASURY TAX AND LOAN, NOTE
      OPTION............................      1,403,000     5.72%        1,044,000       6.14%         2,456,000
                                          -------------              -------------                --------------
            TOTAL.......................  $   2,265,000     5.89%    $   2,589,000       6.30%    $    6,528,000
                                          =============              =============                ==============

1999:
  Federal funds purchased...............  $         -0-     0.00%    $     751,000       5.10%    $    5,000,000
  Short-term FHLB borrowings............            -0-     0.00%        4,331,000       5.60%        20,000,000
  Securities sold under agreement to
      repurchase........................        264,000     5.26%          558,000       5.08%           353,000
  U.S. Treasury Tax and Loan, note
      option............................      2,230,000     4.78%        1,074,000       4.04%         2,230,000
                                          -------------              -------------                --------------
           Total........................  $   2,494,000     4.83%    $   6,714,000       4.96%    $   27,583,000
                                          =============              =============                ==============

1998:
  Federal funds purchased...............  $         -0-     0.00%    $     290,000       5.60%    $          -0-
  Short-term FHLB borrowings............            -0-     0.00%        1,104,000       5.02%         6,000,000
  Securities sold under agreement to
      repurchase........................        152,000     6.23%          881,000       6.02%           599,000
  U.S. Treasury Tax and Loan, note
      option............................      2,040,000     4.26%          983,000       3.97%         2,040,000
                                          -------------              -------------                --------------
            Total.......................  $   2,192,000     4.40%    $   3,258,000       5.03%    $    8,639,000
                                          =============              =============                ==============

              [The remainder of this page intentionally left blank]

Long-term debt consisted of various commitments with scheduled maturities from one to 20 years. The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2000. A more detailed explanation of long-term debt is included in Note 8 to the Company's Consolidated Financial Statements included elsewhere in this Report.

                          MATURITIES OF LONG-TERM DEBT

                                                      2001       2002          2003         2004       2005
                                                    -------    -------       -------      --------   --------
                                                                          (in Thousands)
Interest on indebtedness.......................     $   458    $   368        $ 308        $ 282      $ 253
Repayment of principal.........................         950        972          284          310        339
                                                    -------    -------        -----        -----      -----

                                                    $ 1,408    $ 1,340        $ 592        $ 592      $ 592
                                                    =======    =======        =====        =====      =====

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

The Capital Securities accrue and pay distributions semiannually at a rate of 10.875% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into an agreement which fully and unconditionally guarantees payment of: (i) accrued and unpaid distributions required to be paid on the Capital Securities; (ii) the redemption price with respect to any Capital Securities called for redemption by the Trust; and (iii) payments due upon a voluntary or involuntary liquidation, winding up or termination of the Trust.

The Capital Securities are mandatorily redeemable upon the maturity of the debentures on March 8, 2030, or upon earlier redemption as provided in the indenture pursuant to which the debentures were issued. The Company has the right to redeem the debentures purchased by the Trust: (i) in whole or in part, on or after March 8, 2010; and (ii) in whole (but not in part) at any time within 90 days following the occurrence and during the continuation of a tax event, capital treatment event or investment company event (each as defined in the indenture). As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be a percentage of the principal amount, ranging from 105.438% in 2010 to 100.00% in and after 2020, plus accrued but unpaid interest.

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

The primary function of asset and liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment objectives of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both its customers' needs and its shareholders' objectives. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis. The Company's Board of Directors has historically declared and paid cash dividends on the Company's Common Stock on an annual basis. Payment of dividends by the Company is at the discretion of the Company's Board of Directors, and is dependent upon, among other things, the Company's earnings, financial condition and capital ratios, as well as applicable legal and regulatory restrictions and prior payment of principal and interest on the Company's long-term debt.

Dividends paid by Community Bank are the primary source of funds available to the Company for debt repayment, payment of dividends to its shareholders and other needs. Certain restrictions exist regarding the ability of Community Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Alabama Banking Department is required to pay dividends in excess of Community Bank's earnings retained in the current year plus retained net earnings for the preceding two years less any required transfers to surplus. At December 31, 2000, Community Bank could not have declared any dividends without approval of regulatory authorities. See "Item 1 - Business - Supervision and Regulation."

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales, maturities, calls and pay downs of investment securities. Real estate-construction and commercial, financial and agricultural loans that mature in one year or less totaled approximately $59,687,000, or 11.3% of loans, net of unearned income, at December 31, 2000, and investment securities maturing in one year or less totaled $7,690,000, or 7.6% of the investment portfolio, at December 31, 2000. Other sources of liquidity include cash on deposit with other banks and short-term investments such as Federal Funds sold and maturing interest-bearing deposits with other banks.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. Funds are also available through the purchase of Federal Funds from other commercial banks and borrowings against Community Bank's credit availability through the FHLB-Atlanta. Liquidity management involves the daily monitoring of the sources and uses of funds to maintain an acceptable Company cash position.

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

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. During 2000, Community Bank saw its interest earning assets repricing within one year increase while its interest bearing liabilities repricing during this same period decreased. While these changes reflect a slight improvement in the Company's static gap position, as compared to year-end 1999, the Company remained liability sensitive at December 31, 2000, indicating that it had more interest bearing liabilities than interest earning assets repricing during the twelve months ending December 31, 2001. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at December 31, 2000 was: i) .55% at 30 days; ii) .53% at 90 days; iii) .55% at 180 days; and iv) .52% at 365 days.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company's December 31, 2000 Asset/Liability Analysis, Community Bank's net interest income would decline $917,000, or 3.22%, over the next twelve months as a result of a 200 basis points decrease in the interest rate environment. This interest rate sensitivity in declining interest rate scenario is primarily due to an estimated increase in prepayment speeds for mortgage-backed securities, including collateralized mortgage obligations, resulting in the reinvestment of cash flows at lower rates. A 200 basis points increase in interest rates would result in a $790,000 or 2.78%, decrease in net interest income for the same period. The interest rate sensitivity in a rising interest rate scenario is primarily due to the Company being liability sensitive and the callable FHLB advance that is projected to be called requiring replacement of this funding at higher cost.

The following tables estimate the impact of shifts in interest rates on the Company's net interest income for the 12 months ending December 31, 2001:

                               RATE SHOCK ANALYSIS

                                                                      -200                        +200
                                                                      Basis                      Basis
                                                                     Points         Level        Points
                                                                    ------------------------------------
                                                                          (Dollars in thousands)
Prime Rate....................................................          7.00%          9.00%      11.00%

Interest Income...............................................      $ 57,885       $ 62,488    $ 66,554
Interest Expense..............................................        30,354         34,040      38,896
                                                                    --------       --------    --------

   Net Interest Income........................................      $ 27,531       $ 28,448    $ 27,658
                                                                    ========       ========    ========

Dollar change from Level......................................      $   (917)                  $   (790)
Percentage change from Level..................................         (3.22)%                    (2.78)%

              [The remainder of this page intentionally left blank]

                              INTEREST SENSITIVITY

                                                                           Percentage Increase (Decrease)
                                                                            in Interest Income/Expense
                                                 Principal Amount of       Given Immediate and Sustained
                                                   Earning Assets,              Interest Rate Shifts
                                                  Interest-bearing         ------------------------------
                                                   Liabilities at             Down 200          Up 200
                                                 December 31, 2000          Basis Points     Basis Points
                                               ----------------------      -------------     ------------
                                               (Dollars in Thousands)
Assets which reprice in:
   One year or less..............                   $ 244,827                 (10.12)%          13.14%
   Over one year.................                     388,097                  (5.80)            2.72
                                                    ---------

                                                    $ 632,924                  (7.37)            6.51
                                                    =========

Liabilities which reprice in:
   One year or less..............                   $ 472,192                 (12.98)           22.07
   Over one year.................                     117,363                  (2.13)          (17.30)
                                                    ---------
                                                    $ 589,555                 (10.83)           14.27
                                                    =========

Total net interest income sensitivity............                              (3.22)           (2.78)

While movement of interest rates cannot be predicted with any certainty, management expects interest rates to move downward during the first half of 2001 and remain level for the last half of 2001. Management also believes that the Company's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the 12 months ending December 31, 2001. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. The amounts shown in the preceding two tables reflect a specific point in time and may not be reflective of changes in interest rates as of other dates or in future periods.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and shareholder confidence and provides a solid foundation for future growth of the organization. In 1993, 1995 and 1998, the Company raised capital through the sale of shares of its Common Stock. All three offerings were closed upon being fully subscribed. The Company sold to the public and the Company's ESOP, in the fourth quarter of 1998, 500,000 newly issued shares of Common Stock at a price of $19.00 per share, raising approximately $9,467,000 after reduction for offering expenses. The net proceeds from all offerings have been available for debt reduction, capital enhancement, growth and expansion of the Company and general corporate purposes.

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

Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which includes common stock, retained earnings and guaranteed preferred beneficial interest in the Company's junior subordinate deferrable interest debentures, amounted to approximately $45,956,000 at December 31, 2000 compared to approximately $39,976,000 at December 31, 1999 and $41,521,000 at December 31,1998. This increase in Tier I capital at December 31, 2000 resulted primarily from the inclusion of the $10,000,000 aggregate liquidation amount of the junior subordinated deferrable interest debentures issued by the Company in March of 2000. Tier II capital components include supplemental capital components, such as qualifying allowance for loan losses and qualifying subordinated debt. Due to the increase in Community Bank's allowance for loan losses during 2000, the qualifying portion of the allowance included as a Tier II capital component resulted in an increase in Total Risk-based capital. Tier I capital plus the Tier II capital components are referred to as Total Risk-based capital, which was approximately $53,746,000, $44,067,000 and $46,083,000 at year-end 2000,
1999, and 1998, respectively. The percentage ratios, as calculated under the guidelines, for Tier I and Total Risk-based capital were 9.01% and 10.54%, respectively, at December 31, 2000, compared to 8.50% and 9.37%, respectively, at year-end 1999 and 9.94% and 11.03%, respectively, at December 31,1998. The Company was considered well capitalized at December 31, 2000, as both Tier I and Total Risk-based capital exceeded the regulatory minimum ratios of 6% and 10%, respectively. Applying the current guidelines to 1999 and 1998, the Company was considered adequately capitalized at year-end 1999 compared to well capitalized at year-end 1998.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The Tier I Leverage ratio is defined as the ratio that the Company's Tier I capital bears to total average assets minus goodwill. The Company's Tier I Leverage ratios were 6.44%, 6.39% and 7.79% at December 31, 2000, 1999 and 1998, respectively, exceeding the regulatory minimum requirement of 4%.

              [The remainder of this page intentionally left blank]

The following table illustrates the Company's regulatory capital ratios at December 31, 2000, 1999 and 1998:

                             CAPITAL ADEQUACY RATIOS

                                                                            December 31,
                                                               ---------------------------------------
                                                                  2000           1999           1998
                                                               ---------      ---------      ---------
                                                                         (Dollars in Thousands)
         Tier I Capital .................................      $  45,956      $  39,976      $ 41,521
         Tier II Capital ................................          7,790          4,091         4,562
                                                               ---------      ---------      --------

                Total Qualifying Capital ................      $  53,746      $  44,067      $ 46,083
                                                               =========      =========      ========

         Risk-weighted Total Assets (including
           off-balance-sheet exposures) .................      $ 510,161      $ 470,305      $417,945
                                                               =========      =========      ========

         Tier I Risk-based Capital Ratio ................           9.01%          8.50%         9.94%

         Total Risk-based Capital Ratio .................          10.54%          9.37%        11.03%

         Leverage Ratio .................................           6.44%          6.39%         7.79%

In addition to regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. The following table summarizes these and other key ratios for the Company for each of the last three years.

                           RETURN ON EQUITY AND ASSETS

                                                                                   Year Ended December 31,
                                                                       --------------------------------------------
                                                                          2000             1999              1998
                                                                       ---------        ---------         ---------
Return on average assets..........................................         (0.31)%           0.26%             0.67%
Return on average equity..........................................         (5.30)            3.75              9.59
Dividend payout ratio.............................................       (150.00)          162.16             55.56
Average equity to average assets ratio............................          5.88             6.99              6.93

The Company's return on average assets ratio, which is computed by dividing net income by average assets, decreased significantly in 2000 to (0.31)% from 0.26% in 1999 and 0.67% in 1998. The decrease in 2000 was due to the net loss of approximately $2,215,000 incurred by the Company in 2000, compared to net income of approximately $1,658,100 in 1999 and $3,579,500 in 1998, coupled with a 12.4% increase in average assets during 2000 to approximately $710,915,000, compared to average assets of approximately $632,713,000 during 1999 and $538,470,000 during 1998. The Company's return on average assets ratio decreased in 1999 due to a 53.7% decrease in net income and a 17.5% increase in average assets in 1999, compared to 1998.

The Company's return on average equity ratio, which is computed by dividing net income by average shareholders' equity, decreased significantly in 2000 to (5.30)%, from 3.75% in 1999 and 9.59% in 1998. The decrease in 2000 was due to the net loss of approximately $2,215,000 incurred by the Company in 2000, compared to net income of approximately $1,658,100 in 1999 and $3,579,500 in 1998, which was partially offset by a 5.5% decrease in average shareholders' equity to approximately $41,776,000 during 2000, compared to approximately $44,203,000 during 1999 and approximately $37,318,000 during 1998. The Company's return on average equity ratio decreased in 1999 due to a 53.7% decrease in net income and an 18.4% increase in average shareholders' equity in 1999, compared to 1998.

The Company's dividend payout ratio is determined by dividing the dividends per share by the basic net earnings or loss per share for the relevant period. During 2000, the Company's dividend payout ratio was (150.00)% due to an increase in the amount of cash dividends paid per share coupled with a basic net loss per share reported for the period. This compares to a dividend payout ratio of 162.16% and 55.56% for 1999 and 1998, respectively. The significant increase in 1999 over 1998 resulted from an increase in the amount of cash dividends paid per share and a decrease in the Company's basic net earnings per share for the period. During 2000, the amount of cash dividends paid per share increased $0.15, or 25%, to $0.75 from $0.60 in 1999. In addition, during 2000, the
Company reported a basic net loss per share of $0.50 compared to basic net earnings per share of $0.37 for 1999.

The Company's average equity to average assets ratio, which is computed by dividing average shareholders' equity by average assets, decreased in 2000 to 5.88%, from 6.99% in 1999 and 6.93% in 1998. The decrease in 2000 was due to a 5.5% decrease in average shareholders' equity during 2000 to approximately $41,776,000, compared to average shareholders' equity of approximately $44,203,000 during 1999 and $37,318,000 during 1998, and a 12.4% increase in average assets to approximately $710,915,000 during 2000, compared to approximately $632,713,000 during 1999 and approximately $538,470,000 during 1998. The Company's average equity to average assets ratio increased slightly in 1999, compared to 1998, due to an 18.4% increase in average shareholders' equity, which offset a 17.5% increase in average assets in 1999.

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

Net interest income for 2000, on a fully taxable equivalent (FTE) basis, increased approximately $575,000, or 2.1%, to approximately $27,851,000 from approximately $27,276,000 in 1999, compared to an increase of approximately $5,024,000, or 22.6%, in 1999 from approximately $22,252,000 in 1998. The
Company experienced growth in both average earning assets and average interest-bearing liabilities during 2000. However, the rising interest rate environment during the first half of 2000 coupled with interest-bearing liabilities repricing more quickly than interest-earning assets resulted in a relatively small increase in net interest income for 2000. The "Rate/Volume Variance Analysis" table in the section below provides information about changes in interest income, interest expense and net interest income due to changes in average balances and rates.

The Company's FTE interest income increased approximately $8,909,000, or 16.9%, to $61,707,000 in 2000 from $52,798,000 in 1999, compared to an increase of approximately $7,853,000, or 17.5%, in 1999 from approximately $44,945,000 in 1998. The increase in 2000 was due to the 12.2% increase in average earning assets coupled with a 40 basis points increase in the FTE yield on average earning assets during 2000. The 1999 increase was almost entirely due to the 17.2% increase in average earning assets in 1999 as the FTE yield on average earning assets rose only two basis points in 1999. The FTE interest income on loans increased 17.1% during 2000, primarily due to an increase of 12.7% in the average loan balances outstanding coupled with an increase in the FTE yield on loans of 38 basis points. During 1999, the FTE interest income on loans increased 20.5%, primarily due to the 22.5% increase in the average loan balances outstanding in 1999, as the FTE yield on loans declined 16 basis points in 1999. The FTE interest income on investment securities increased 13.6% during 2000, compared to 1999, and 8.2% during 1999, compared to 1998, primarily due to changes in the average investment security balances outstanding.

During 2000, the Company's interest expense increased approximately $8,334,600, or 32.7%, to approximately $33,856,000 from approximately $25,522,00 in 1999, as average interest-bearing liabilities outstanding during 2000 increased 16.0% and the average rate paid on interest-bearing liabilities during 2000 increased 72 basis points. In 1999, interest expenses increased $2,829,000, or 12.5%, to approximately $25,522,000 from approximately $22,693,000 in 1998, primarily due to the effect of a 17.7% increase in average interest-bearing liabilities in 1999, coupled with the effect of a 23 basis point decline in the average rate paid in 1999. Interest-bearing deposits are the major component of interest bearing liabilities, representing 90.1% in 2000, 93.2% in 1999 and 97.7% in 1998 of average total interest-bearing liabilities outstanding. While average interest-bearing deposits outstanding increased 12.1% and 12.3% during 2000 and 1999, respectively, the rate paid on these average balances reflected an increase of 61 basis points during 2000 compared to a decline of 22 basis points during 1999. The decrease in interest expense on short-term borrowings during 2000 primarily resulted from a decline in the average balances outstanding during 2000. The increase in interest expense on long-term debt during 2000 was primarily due to an increase in average balances outstanding during 2000 coupled with a 170 basis points increase in the average rate paid during 2000. These increases are associated with the issuance, in March 2000, of the Company's junior subordinated deferrable interest debentures which carry an annual interest rate of 10.875%. The increase in interest expense on FHLB borrowings during 2000 was due to an 81.5% increase in the average balance of borrowings outstanding during 2000 and an increase of 98 basis points in the average interest rate paid on these borrowings during 2000. The large increase in the average balance of borrowings outstanding during 2000 was due to Community Bank having funds advanced under the FHLB-Atlanta's "Convertible Advance Program" for the entire 12 months of 2000 compared to only the last six months of 1999. A new component of interest expense resulted in 2000 when Community Bank entered into capitalized lease arrangements on two of its bank locations. The average capitalized lease obligations outstanding during 2000 were approximately $3,579,000, which represented 0.6% of the Company's average total interest-bearing liabilities.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The Company's FTE net interest margin for 2000 was 4.42%, compared to 4.86% and 4.64% for 1999 and 1998, respectively.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The FTE net interest spread for 2000 decreased 32 points to 4.08% from the Company's 1999 spread of 4.40% as the cost of interest-bearing sources of funds increased 72 basis points while the FTE yield on earning assets increased 40 basis points. The FTE net interest spread for 1998 was 4.15%. See the tables in this section below entitled "Consolidated Average Balances, Interest Income/Expenses and Yields/Rates" and "Rate/Volume Variance Analysis" for more information.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

                                                                            Years Ended December 31,
                                                         -------------------------------------------------------
                                                          2000         1999         1998         1997       1996
                                                         -----         ----         ----         ----       ----
Rate earned on earning assets.....................        9.70%        9.30%        9.26%        8.94%      8.85%

Rate paid on borrowed funds.......................        5.72         5.00         5.23         5.14       5.18

Interest rate spread..............................        3.98         4.30         4.03         3.80       3.67

Net interest margin...............................        4.32         4.75         4.52         4.32       4.26

During 2000, the banking industry saw the prime interest rate move from 8.50% to 9.50%. This increase resulted as the prime interest rate increased by 25 basis points each in February and March 2000 and increased by 50 basis points in May 2000. In addition, the banking industry experienced an increasing interest rate environment during 1999 as evidenced by increases of 25 basis points each, in July, August and November. This is in contrast to a declining interest rate environment as evidenced by two drops, of 25 basis points each, in the prime rate during October 1998 and an additional drop of 25 basis points in the prime rate in November 1998. The Company's net interest income, before the provision for loan losses, increased 2.1% during 2000, 23.1% in 1999 and 18.8% in 1998.

Net interest income, before provision for loan losses, was $27,219,000, $26,672,000 and $21,672,000 for the 12 months ended December 31, 2000, 1999 and
1998, respectively. This represented changes of $547,000 from 1999 to 2000 and $5,000,000 from 1998 to 1999, as reported in the Company's Consolidated Statements of Income included elsewhere in this Report. The net interest margin, not modified for assumed tax equivalency, decreased to 4.32% in 2000 from 4.75% in 1999 and the interest rate spread, not modified for assumed tax equivalency, decreased to 3.98% for 2000 from 4.30% for 1999. The net interest margin and interest rate spread, not modified for assumed tax equivalency, were 4.52% and 4.03%, respectively, for 1998.

The "Consolidated Average Balances, Interest Income/Expenses and Yields/Rates" and the "Rate/Volume Variance Analysis" tables are presented on the following four pages. The Consolidated Average Balances/Interest Income/Expenses and Yields/Rates table presents, for the periods shown, the average balance of certain balance sheet items, the dollar amount of interest income from average earning assets and resultant yields, the interest expense and rate paid on average interest-bearing liabilities, and the net-interest margin. The Rate/Volume Variance Analysis table presents an analysis of changes in interest income, interest expense and net interest income attributable to changes in volume and interest rate. Income from tax-exempt earning assets has been adjusted to fully taxable equivalent amounts.

              [The remainder of this page intentionally left blank]

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES Taxable Equivalent Basis (Dollars in Thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                                            2000
                                                                         ------------------------------------------
                                                                          AVERAGE           INCOME/          YIELD/
                                                                          BALANCE           EXPENSE          RATE
                                                                         ---------         --------         -------
ASSETS
  Earning assets:
   Loans, net of unearned income(1) ...............................      $ 522,301         $54,492           10.43%
   Investment securities:
    Taxable .......................................................         87,745           5,644            6.43
    Tax-exempt ....................................................         15,366           1,271            8.27
                                                                         ---------         -------
     Total investment securities ..................................        103,111           6,915            6.71
    Interest bearing deposits in other banks ......................            915              66            7.21
    Federal funds sold ............................................          3,635             234            6.44
                                                                         ---------         -------
  Total earning assets(2) .........................................        629,962          61,707            9.80

  Noninterest-earning assets:
   Cash and due from banks ........................................         26,260
   Premises and equipment .........................................         38,232
   Accrued interest and other assets ..............................         19,781
   Allowance for loan losses ......................................         (3,320)
                                                                         ---------

    Total assets ..................................................      $ 710,915
                                                                         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing liabilities:
   Demand deposits ................................................      $ 102,254           5,036            4.92
   Savings deposits ...............................................         55,983           2,457            4.39
   Time deposits ..................................................        375,121          22,218            5.92
                                                                         ---------         -------
                                                                           533,358          29,711            5.57
   Other short-term borrowings ....................................          2,589             163            6.30
   FHLB borrowings ................................................         38,000           2,248            5.93
   Capitalized lease obligations ..................................          3,579             327            9.14
   Long-term debt .................................................         14,716           1,407            9.56
                                                                         ---------         -------
    Total interest-bearing liabilities ............................        592,242          33,856            5.72
                                                                                           -------
  Noninterest-bearing liabilities:
   Demand deposits ................................................         68,785
   Accrued interest and other liabilities .........................          8,112
   Shareholders' equity ...........................................         41,776
                                                                         ---------

    Total liabilities and shareholders' equity ....................      $ 710,915
                                                                         =========

Net interest income/net interest spread ...........................                        $27,851            4.08%
                                                                                           =======

Net interest margin ...............................................                                           4.42%

Taxable equivalent adjustment:
  Loans ...........................................................                        $   201
  Investment securities ...........................................                            431
                                                                                           -------
   Total taxable equivalent adjustment ............................                            632
                                                                                           -------

Net interest income ...............................................                        $27,219
                                                                                           =======


(1) Average loans include nonaccrual loans. All loans and deposits are domestic.

(2) Tax equivalent adjustments have been based on an assumed tax rate of 34%, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.

                                   Years Ended December 31,
  -------------------------------------------------------------------------------------
                   1999                                        1998
  ---------------------------------------  --------------------------------------------
    Average      Income/          Yield/     Average           Income/          Yield/
    Balance      Expense           Rate      Balance           Expense           Rate
  ---------    ----------        --------  -----------        ---------        --------
  $ 463,298    $  46,549          10.05%   $ 378,189          $  38,616         10.21%

     79,733        4,782           6.00       74,952              4,488          5.99
     15,412        1,305           8.47       13,488              1,139          8.44
  ---------    ---------                   ---------          ---------
     95,145        6,087           6.40       88,440              5,627          6.36
      1,343           74           5.51        1,006                 91          9.05
      1,740           88           5.06       11,558                611          5.29
  ---------    ---------                   ---------          ---------
    561,526       52,798           9.40      479,193             44,945          9.38

     22,332                                   21,609
     32,527                                   26,986
     19,087                                   13,642
     (2,759)                                  (2,960)
  ---------                                ---------

  $ 632,713                                $ 538,470
  =========

  $  94,763        4,131           4.36    $  85,044              3,286          3.86
     53,730        1,886           3.51       46,374              1,651          3.56
    327,481       17,577           5.37      292,357             17,026          5.82
  ---------    ---------                   ---------          ---------
    475,974       23,594           4.96      423,775             21,963          5.18
      6,714          333           4.96        3,258                164          5.03
     20,932        1,037           4.95          -0-                -0-          0.00
        -0-          -0-           0.00          -0-                -0-          0.00
      7,100          558           7.86        6,878                566          8.23
  ---------    ---------                   ---------          ---------
    510,720       25,522           5.00      433,911             22,693          5.23
               ---------                                      ---------

     69,248                                   60,147
      8,542                                    7,094
     44,203                                   37,318
  ---------                                ---------

  $ 632,713                                $ 538,470
  =========                                =========

               $  27,276           4.40%                      $  22,252          4.15%
               =========                                      =========

                                   4.86%                                         4.64%

               $     159                                      $     193
                     444                                            387
               ---------                                      ---------
                     603                                            580

               $  26,673                                      $  21,672
               =========                                      =========

RATE/VOLUME VARIANCE ANALYSIS
TAXABLE EQUIVALENT BASIS

                                                               Average Volume                   Change in Volume
                                                      ----------------------------------     -----------------------
                                                         2000        1999         1998       2000-1999     1999-1998
                                                      ---------    ---------    --------     ---------    ----------
                                                                         (Dollars in Thousands)
EARNING ASSETS:
Loans, net of unearned income......................   $ 522,301    $ 463,298    $378,189     $ 59,003     $   85,109

Investment securities:
   Taxable.........................................      87,745       79,733      74,952        8,012          4,781
   Tax exempt......................................      15,366       15,412      13,488          (46)         1,924
                                                      ---------    ---------    --------     --------     ----------

     Total investment securities...................     103,111       95,145      88,440        7,966          6,705
Interest-bearing deposits with other banks.........         915        1,343       1,006         (428)           337
Federal funds sold.................................       3,635        1,740      11,558        1,895         (9,818)
                                                      ---------    ---------    --------     --------     ----------

      Total earning assets.........................   $ 629,962    $ 561,526    $479,193     $ 68,436     $   82,333
                                                      =========    =========    ========     ========     ==========

INTEREST-BEARING LIABILITIES:
Deposits:
   Demand..........................................   $ 102,254    $  94,763    $ 85,044     $  7,491     $    9,719
   Savings.........................................      55,983       53,730      46,374        2,253          7,356
   Time............................................     375,121      327,481     292,357       47,640         35,124
                                                      ---------    ---------    --------     --------     ----------
      Total interest-bearing deposits..............     533,358      475,974     423,775       57,384         52,199

Other short-term borrowings........................       2,589        6,714       3,258       (4,125)         3,456
FHLB borrowings....................................      38,000       20,932         -0-       17,068         20,932
Capitalized Lease Obligations......................       3,579          -0-         -0-        3,579            -0-
Long-term borrowings...............................      14,716        7,100       6,878        7,616            222
                                                      ---------    ---------    --------     --------     ----------

      Total interest-bearing liabilities...........   $ 592,242    $ 510,720    $433,911     $ 81,522     $   76,809
                                                      =========    =========    ========     ========     ==========

Net interest income/net interest spread............

Net yield on earning assets........................

Net cost of funds..................................

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                                                  Variance Attributed to (1)
                                                                                       --------------------------------------------
       Average Rate              Interest Income/Expense            Variance                 2000                     1999
---------------------------   ----------------------------    ----------------------   -------------------     --------------------
  2000     1999      1998        2000      1999      1998     2000-1999   1999-1998     VOLUME      RATE        Volume       Rate
-------  -------   --------   -------   -------    -------    ---------   ----------   --------    -------     --------    --------
                                                          (Dollars in Thousands)
10.43%    10.05%    10.21%    $54,492    $46,549    $38,616    $ 7,943     $ 7,933     $ 6,125     $ 1,818     $ 8,548     $  (615)

 6.43      6.00      5.99       5,644      4,782      4,488        862         294         503         359         287           7
 8.27      8.47      8.44       1,271      1,305      1,139        (34)        166          (4)        (30)        162           4
                              -------    -------    -------    -------     -------     -------     -------     -------     -------

 6.71      6.40      6.36       6,915      6,087      5,627        828         460         499         329         449          11
 7.21      5.51      9.05          66         74         91         (8)        (17)        (27)         19          25         (42)
 6.44      5.06      5.29         234         88        611        146        (523)        117          29        (498)        (25)
                              -------    -------    -------    -------     -------     -------     -------     -------     -------

 9.80      9.40      9.38      61,707     52,798     44,945      8,909       7,853       6,714       2,195       8,524        (671)


 4.92      4.36      3.86       5,036      4,131      3,286        905         845         345         560         396         449
 4.39      3.51      3.56       2,457      1,886      1,651        571         235          82         489         258         (23)
 5.92      5.37      5.82      22,218     17,577     17,026      4,641         551       2,724       1,917       1,936      (1,385)
                              -------    -------    -------    -------     -------     -------     -------     -------     -------
 5.57      4.96      5.18      29,711     23,594     21,963      6,117       1,631       3,151       2,966       2,590        (959)

 6.30      4.96      5.03         163        333        164       (170)        169        (243)         73         171          (2)
 5.93      4.95       -0-       2,248      1,037        -0-      1,211       1,037         976         235       1,037         -0-
 9.14       -0-       -0-         327        -0-        -0-        327         -0-         327         -0-         -0-         -0-
 9.56      7.86      8.23       1,407        558        566        849          (8)        707         142          18         (26)
                              -------    -------    -------    -------     -------     -------     -------     -------     -------

 5.72      5.00      5.23      33,856     25,522     22,693      8,334       2,829       4,918       3,416       3,816        (987)
-----     -----     -----     -------    -------    -------    -------     -------     -------     -------     -------     -------

 4.08%     4.40%     4.15%    $27,851    $27,276    $22,252    $   575     $ 5,024     $ 1,796     $(1,221)    $ 4,708     $   316
=====     =====     =====     =======    =======    =======    =======     =======     =======     =======     =======     =======
 4.42%     4.86%     4.64%
 5.38%     4.54%     4.74%

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loans losses to absorb losses inherent in the loan portfolio. The allowance is based upon management's estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. In January 2000, management decided to increase Community Bank's allowance for loan losses. In addition, during 2000, management made further increases in Community Bank's allowance for loan losses. In September 2000, Community Bank made an additional provision of $3,478,000 to increase its allowance for loan losses.

At December 31, 2000, the allowance for loan losses was $7,107,000 which represented an increase of $4,504,000, or 173.0%, over the December 31, 1999 amount of $2,603,000. This increase in the overall level of the allowance for loan losses was primarily due to additional provisions for loan losses of $3,478,000 and $501,000 made by the Company in September 2000 and December 2000, respectively. There was a $368,000, or 12.4%, decline in the allowance for loan losses at December 31, 1999 as compared to December 31, 1998, in contrast to an increase of $840,000, or 39.4%, in the allowance for loan losses at year-end 1998 over year-end 1997. The decline in the allowance for loan losses at December 31, 1999 was primarily due to an increase in net charge-offs in consumer loans during 1999. The increase in the allowance for loan losses during 1998 was primarily due to approximately $1,281,000 of reserves acquired through acquisitions during 1998 and a provision for loan losses of approximately $885,000 during 1998 which more than offset net loan charge-offs of approximately $1,326,000 during 1998. This represented a 14.5% increase in the 1998 provision for loan losses, as compared to 1997, and a 23.4% increase in net loan charge-offs during 1998, as compared to 1997. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 1.35% at December 31, 2000, compared to 0.52%, 0.68%, 0.65% and 0.75% at December 31, 1999, 1998, 1997 and 1996, respectively. Management believes that the allowance for loan losses at December 31, 2000 is adequate to absorb known risks in the Company's loan portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio or additional provisions to the allowance for loan losses.

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $9,289,000, $4,459,000 and $885,000 in 2000, 1999 and 1998, respectively. This represented increases of $4,830,000, or 108.3%, in 2000 and $3,574,000, or 403.8%, in 1999. The provision for loan losses in 2000 included additional provisions of $3,478,000 in September 2000 and $501,000 in December 2000. The increase in 2000 resulted from management's decision to make provisions for current losses and actual growth in the loan portfolio and to increase the overall level of the allowance for loan losses due to aggressive lending in new expansion markets. The additional provision in December 2000 was made with respect to the estimated impairment of certain loans made through Community Bank's Double Springs, Alabama location, which are discussed in the following paragraph. The increase in the provision during 1999 was primarily due to an increase in the monthly provision for Community Bank, based on anticipated loan growth, an increase in the provision for 1st Community Credit Corporation due to an increase in consumer loan charge-offs and a provision of $2,631,000 related to the impaired balances of certain loans originated in 1998 in Community Bank's Ft. Payne, Alabama Wal-Mart location, which were determined by management to be impaired in the fourth quarter of 1999. Excluding the effect of these impaired loans, the provision for loan losses would have increased $943,000, or 106.6%, during 1999.

In March 2001, management of Community Bank became aware that an employee in Community Bank's Double Springs, Alabama location had improperly originated approximately $1,200,000 in loans primarily during 2000 and the first quarter of 2001 in violation of Community Bank's lending policies, and had manipulated loan payments to make it falsely appear that payments under the loans were current. The bank employee has admitted wrongdoing in connection with the loans and his employment with Community Bank has been terminated. Management has notified federal and state banking regulatory authorities, law enforcement authorities and the Company's fidelity bond carrier, and is cooperating with law enforcement authorities in their investigation of the matter. While the Company has not completed its investigation of these loans, management's estimate of the impairment of such loans at December 31, 2000 was approximately $501,000. As a result of this estimate, the Company made a provision and increased its allowance for loan losses as of December 31, 2000 by $501,000 to reflect the estimated impairment of these loans. An appropriate charge with respect to actual losses determined will be made to the Company's allowance for loan losses during 2001.

In September 1998, Community Bank determined that $9,360,000 in motor vehicle loans that were originated in Community Bank's Ft. Payne, Alabama Wal-Mart location primarily during a four-month period beginning in May 1998 were not in compliance with Community Bank's lending policy. By December 31, 1999, borrowers had defaulted on approximately $5,594,000 of these loans. Community Bank took into possession and resold 362 vehicles that served as collateral for these loans, which resulted in proceeds of approximately $2,963,000, which was applied to the outstanding balances of the defaulted loans. In the fourth quarter of 1999, management determined that these unpaid balances were impaired and, therefore, made a charge of approximately $2,631,000 to the Company's allowance for loan losses in December 1999. Concurrently, a provision for loan losses, in the same amount, was made in order to return the allowance for loan losses to its balance prior to the charge for the impaired loans. During 2000, Community Bank, including its subsidiary 1st Community Credit Corporation, charged an additional $567,000 to its allowance for loan losses with respect to these defaulted Ft. Payne loans. On June 20, 2000, Community Bank filed an action in the United States District Court for the Northern District of Alabama against an automobile dealership, several employees and former employees of the dealership and a former employee of Community Bank. The lawsuit seeks damages of an unspecified amount to recover losses incurred by Community Bank in connection with the Ft. Payne loans, along with all costs associated with the legal action. Any amounts received by Community Bank as a result of this litigation will be treated as a recovery on loan losses. See "Item 3 - Legal Proceedings."

Loan charge-offs exceeded recoveries by $4,785,000 during 2000, which represented a decrease of $41,000, or 0.9%, from $4,826,000 during 1999, which represented an increase of $3,500,000, or 264.0%, from $1,326,000 during 1998. Net loan charge-offs remained at the same level in 2000 compared to 1999 primarily due to an increase in assets classified as loss during 2000, which resulted from aggressive lending in new expansion markets. The increase in 1999 was primarily due to the charge-off of the impaired balances of certain loans originated in 1998 in Community Bank's Ft. Payne, Alabama Wal-Mart location. Excluding the effect of the isolated occurrence of the impaired loans in the Ft. Payne, Alabama office, net loan charge-offs for 1999 would have increased $869,000, or 65.5%. Net charge-offs of consumer loans represented 80.6% of total net charge-offs for 2000, compared to 96.9% for 1999 and 82.7% in 1998.

              [The remainder of this page intentionally left blank]

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2000.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                                 2000        1999        1998       1997       1996
                                                               --------    --------    --------   --------   --------
                                                                                 (Dollars in Thousands)
Allowance for loan losses at beginning of period..........     $  2,603    $  2,971    $  2,131   $  2,425   $  2,209
Loans charged off:
  Commercial, financial and agricultural..................          620         282         190         80        392
  Real estate - mortgage..................................          319          92          50        325        158
  Consumer................................................        4,114       4,814       1,223        783        680
                                                               --------    --------    --------   --------   --------
    Total loans charged off...............................        5,053       5,188       1,463      1,188      1,230
                                                               --------    --------    --------   --------   --------

Recoveries on loans previously charged off:
  Commercial, financial and agricultural..................           10         220          11          5         10
  Real estate - mortgage..................................            2           4         -0-          9          1
  Consumer................................................          256         138         126         97         72
                                                               --------    --------    --------   --------   --------
    Total recoveries......................................          268         362         137        111         83
                                                               --------    --------    --------   --------   --------

Net loans charged off.....................................        4,785       4,826       1,326      1,077      1,147
Reserves acquired through acquisitions....................          -0-         -0-       1,281         10        529
Provision for loan losses.................................        9,289       4,458         885        773        834
                                                               --------    --------    --------   --------   --------

Allowance for loan losses at end of period................     $  7,107    $  2,603    $  2,971   $  2,131   $  2,425
                                                               ========    ========    ========   ========   ========

Loans, net of unearned income, at end of period...........     $528,209    $498,726    $433,853   $326,134   $322,762
                                                               ========    ========    ========   ========   ========

Average loans, net of unearned income,
  outstanding for the period..............................     $522,301    $463,298    $378,189   $324,745   $276,878
                                                               ========    ========    ========   ========   ========


                                                                  2000        1999        1998       1997       1996
                                                               ---------    --------    --------   --------   --------
Ratios:
   Allowance for loan losses to loans, net of
    unearned income, at end of period.....................        1.35%         .52%       .68%       .65%       .75%
  Allowance for loan losses at end of period to average
    loans, net of unearned income.........................        1.36          .56        .79        .66        .88
  Net charge-offs to average loans, net of
    unearned income.......................................         .92         1.04        .35        .33        .41
  Net charge-offs to allowance for loan losses,
    at end of period .....................................       67.33       185.40      44.63      50.54      47.30
  Recoveries to prior year charge-offs....................        5.17        24.74      11.53       9.02      16.31

In assessing the adequacy of the allowance for loan losses, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Loans identified as having increased credit risk are classified in accordance with the Company's loan policy and appropriate reserves are established for each loan classification category based on pre-determined reserve percentages. Reserves are established for the remaining unclassified portion of the loan portfolio based on actual historical loss factors associated with certain loan types.

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

Management allocated the allowance for loan losses to specific loan classes, as of the dates indicated, as follows:

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                        December 31,
                            --------------------------------------------------------------------------------------------------------
                                  2000                  1999                  1998                1997                1996
                            -------------------  -------------------- --------------------  -------------------- -------------------
                                       PERCENT               Percent               Percent             Percent              Percent
                            AMOUNT     OF TOTAL  Amount     of Total   Amount     of Total  Amount     of Total  Amount     of Total
                            -------    --------  -------    --------  --------    --------  -------    --------  -------    --------
                                                                 (Dollars in Thousands)
Domestic loans
  Commercial,
   financial and
   and agricultural         $   711       10%   $    234       9%    $    526        18%   $    149        7%   $    800       33%
  Real estate -
   mortgage............         497        7         182       7          357        12         618       29         340       14
  Consumer.............       5,899       83       2,187      84        2,088        70       1,364       64       1,285       53
                            -------     ----    --------     ---     --------       ---    --------      ---    --------      ---

                            $ 7,107      100%   $  2,603     100%    $  2,971       100%   $  2,131      100%   $  2,425      100%
                            =======     ====    ========     ===     ========       ===    ========      ===    ========      ===

              [The remainder of this page intentionally left blank]

NONPERFORMING ASSETS

Nonperforming assets as of December 31, 2000 increased approximately $1,522,000, or 31.7%, to approximately $6,329,000 from approximately $4,807,000 at year-end 1999, which represented an increase of approximately $124,000 or 2.6%, from approximately $4,683,000 at December 31, 1998. Nonperforming loans include loans classified as nonaccrual or renegotiated and those past due 90 days or more for which interest was still being accrued. During 2000, nonaccruing loans decreased 30.7% to $1,877,000 at December 31, 2000, while loans past due 90 days or more increased 93.0% to $2,571,000 at December 31, 2000. During 1999, nonaccruing loans increased 69.3% to $2,709,000 at December 31, 1999, while loans past due 90 days or more declined 44.1% to $1,332,000 at December, 31, 1999. Other real estate was $1,881,000 and $766,000 at December 31, 2000 and 1999, respectively, which represented increases of 145.6% and 9.6%, respectively, from the prior year-end. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 2000. The following table summarizes the Company's nonperforming assets at December 31 during each of the last five years.

                              NONPERFORMING ASSETS

                                                                              December 31,
                                                     --------------------------------------------------------------
                                                        2000         1999         1998         1997          1996
                                                     ---------    ---------     --------     --------     ---------
                                                                          (Dollars in Thousands)
Nonaccruing loans.................................   $   1,877    $   2,709     $  1,600     $  1,093     $     565
Loans past due 90 days or more....................       2,571        1,332        2,384          975           470
Restructured loans................................         -0-          -0-          -0-          -0-           -0-
                                                     ---------    ---------     --------     --------     ---------
Total nonperforming loans.........................       4,448        4,041        3,984        2,068         1,035
Other real estate.................................       1,881          766          699          656           791
                                                     ---------    ---------     --------     --------     ---------

  Total nonperforming assets......................   $   6,329    $   4,807     $  4,683     $  2,724     $   1,826
                                                     =========    =========     ========     ========     =========

Ratios:
 Allowance for loan losses to
  total nonperforming assets......................      112.29%       54.15%       63.44%       78.23%       132.80%
 Total nonperforming loans to total
  loans (net of unearned income)..................        0.84%        0.81%        0.90%        0.63%         0.32%
 Total nonperforming assets
  to total assets.................................        0.89%        0.71%        0.78%        0.55%         0.40%

The ratio of allowance for loan losses to total nonperforming assets increased 107.4% during 2000, to 112.29% at December 31, 2000, compared to declines of 14.6% during 1999, to 54.15% at December 31, 1999, and 18.9% during 1998 to
63.44% at December 31, 1998. The significant increase in this ratio for 2000 resulted from the substantial increase in the Company's allowance for loan losses during 2000. The ratio of total nonperforming loans to total loans, net of unearned income, decreased 3.7% during 2000, to 0.84% at December 31, 2000, compared to 0.81% and 0.90% at year-end 1999 and 1998, respectively. The ratio of total nonperforming assets to total assets increased 25.4% during 2000 to 0.89% at year-end 2000, compared to 0.71% at year-end 1999 and 0.78% at year-end 1998. Only slight changes have occurred in these latter two ratios over the past five years. Management is aware of no factors which should suggest that they are prone to significant increases in 2001.

In September 1998, Community Bank determined that approximately $9,360,000 in motor vehicle loans that were originated in Community Bank's Ft. Payne, Alabama Wal-Mart location primarily during a four-month period beginning in May 1998 were not in compliance with Community Bank's lending policy. By December 31, 1999, borrowers had defaulted on approximately $5,594,000 of these loans. Community Bank took into possession and resold

362 vehicles that served as collateral for these loans, which resulted in proceeds of approximately $2,963,000, which was applied to the outstanding balances of the defaulted loans. In the fourth quarter of 1999, management determined that these unpaid balances were impaired and, therefore, made a charge of approximately $2,631,000 to the Company's allowance for loan losses in December 1999. Concurrently, a provision for loan losses, in the same amount, was made in order to return the allowance for loan losses to its balance prior to the charge for the impaired loans. In 2000, Community Bank, including its subsidiary 1st Community Credit Corporation, charged an additional $567,000 to its allowance for loan losses with respect to those defaulted Ft. Payne loans. On June 20, 2000, Community Bank filed an action in the United States District Court for the Northern District of Alabama against an automobile dealership, several employees and former employees of the dealership and a former employee of Community Bank. The lawsuit seeks damages of an unspecified amount to recover losses incurred by Community Bank in connection with the Ft. Payne loans, along with all costs associated with the legal action. Any amounts received by Community Bank as a result of this litigation will be treated as a recovery on loan losses. See "Item 3 - Legal Proceedings."

At December 31, 2000, the Company's recorded investment in loans considered to be impaired was approximately $924,000, of which $128,000 related to loans on non-accrual status and $796,000 related to certain loans improperly originated through Community Bank's Double Springs, Alabama location (which are discussed above under "--Provision for Loan Losses, Net Charge and Allowance for Loan Losses"). At December 31,1999, the Company's recorded investment in loans considered to be impaired was approximately $345,000 of which all were on nonaccrual status. The related valuation allowance for impaired loans, included as a component of the allowance for loan losses, was $520,000 at December 31, 2000 and $52,000 at December 31,1999. With the exception of these loans originated through Community Bank's Double Springs, Alabama location, there was no amount of interest income recognized on impaired loans during 2000 and 1999.

The difference between the gross interest income that would have been recorded in each period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in each period's net income was approximately $113,000 for 2000, $115,000 for 1999 and $59,000 for 1998.

There were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans at December 31, 2000, 1999 and 1998.

It is the general policy of Community Bank to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 90 days delinquent. When a loan is placed on a nonaccrual basis any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

NONINTEREST INCOME

Noninterest income for 2000 increased approximately $751,000, or 8.2%, to approximately $9,906,000 from approximately $9,155,000 in 1999, which represented an increase of approximately $1,053,000, or 13.0%, from approximately $8,102,000 in 1998. These amounts are primarily from service charges on deposit accounts, insurance commissions, bank club dues (a deposit account packaged with other financial services) and debt cancellation fees. The increases in service charges on deposit accounts are primarily a reflection of the deposit growth of the Company as it has expanded into new markets. Insurance commissions increased 7.3% to approximately $2,406,000 in 2000 after remaining relatively flat during 1999 and 1998. The level of insurance commissions during the past three years is primarily a result of the activities of Community Insurance Corp., a subsidiary of Community Bank, in the areas of property, casualty and life insurance. Bank club dues remained relatively flat during 2000, reflecting a decline of 0.4% to approximately $703,000, compared to increases of 11.9% during 1999 and 12.3% during 1998. The increases in 1999 and 1998 were primarily due to the continued geographic expansion of Community Bank, leading to increases in the transaction accounts which generate these types of fees. Other operating income increased 6.3%, to approximately $1,890,000 during 2000 compared to increases of 79.1% and 32.6% in 1999 and 1998, respectively. Debt cancellation fees increased 22.0% to approximately $759,000, during 2000 compared to a 9.6% decline in 1999 and an increase of 150.2% during 1998. The increase in 2000 was primarily due to increased volume in debt cancellation coverage associated with growth in Community Bank's loan portfolio. Components of other operating income reflecting increases during 2000 were fee income associated with wire transfers, non-customer check cashing, ATM access and other miscellaneous service fees. The Company also recognized gains on the sale of investment securities in connection with its asset/liability management during 2000 and 1999, and the restructuring of its investment portfolio in October 1998.

                               NONINTEREST INCOME

                                                     Years Ended December 31,               Percent Change
                                             --------------------------------------   ---------------------------
                                                2000          1999          1998        2000/1999      1999/1998
                                             ----------    ----------   -----------   ------------    -----------
                                                                    (Dollars in Thousands)
Service charges on deposits...............     $ 4,144      $ 3,627       $ 3,055         14.3%         18.7%
Insurance commissions.....................       2,406        2,243         2,269          7.3          (1.1)
Investment securities gains (losses)......           4          179           466        (97.8)        (61.6)
Bank club dues............................         703          706           631         (0.4)         11.9
Debt cancellation fees....................         759          622           688         22.0          (9.6)
Other.....................................       1,890        1,778           993          6.3          79.1
                                               -------      -------       -------
                                               $ 9,906      $ 9,155       $ 8,102          8.2          13.0
                                               =======      =======       =======

              [The remainder of this page intentionally left blank]

NONINTEREST EXPENSES

Noninterest expenses totaled approximately $31,755,000 in 2000, $29,208,000 in 1999 and $23,784,000 in 1998. These levels represent increases of 8.7%, 22.8% and 36.5% for 2000, 1999 and 1998, respectively. The primary component of noninterest expenses is salaries and employee benefits, which increased $2,284,000, or 13.4%, during 2000 to $19,294,000, compared to $17,010,000 and
$14,189,000 for 1999 and 1998, respectively. The increase in salaries and employee benefits during 2000 resulted primarily from merit increases and incentive payments for existing personnel in addition to increased contributions to the Company's pension plan and ESOP. Director and committee fees were $675,000 in 2000, $601,000 in 1999 and $711,000 in 1998. The increase in 2000 resulted primarily from the payment of retainer fees to non-employee directors. This represents a 12.3% increase in 2000 compared to a decrease of 15.5% in 1999. The decline in director and committee fees during 1999 reflected the initiation in 1999 of a Company policy under which only non-employee directors are paid for their service and participation on the boards of directors and various committees of the Company and its subsidiaries. Employee directors no longer receive board or committee fees. Occupancy expense increased 2.5% in 2000 to $2,722,000, compared to $2,655,000 in 1999 and $2,113,000 in 1998, while furniture and equipment expenses increased 8.0% in 2000 to approximately $1,908,000, as compared to $1,767,000 in 1999 and $1,544,000 in 1998. These increases reflect the higher costs associated with the Company's expansion activities during 1999 and 1998. Other operating expenses decreased 0.3% in 2000 to approximately $7,156,000, compared to $7,174,000 in 1999 which represented a 37.3% increase from $5,226,000 in 1998. The increase in other operating expenses during 1999 was primarily due to increases in telephone and supply costs associated with expansion activities, and accounting fees, legal fees, and public relations, printing and advertising costs associated with the Company's 1999 annual shareholders' meeting and a related proxy contest.

In the first quarter of 2000, management took steps to reduce the rate of growth of the Company's non-interest expenses. These steps included close scrutiny of monies spent for travel and entertainment, social dues, advertising and promotions, education and training and donations. As a result of these actions, the Company reduced expenses in these areas by approximately $437,000, or 50.0%, during 2000, as compared to 1999, including a $211,000, or 65.9%, decrease in advertising expense, and a $202,000, or 79.2%, decrease in training and education expense. These reductions, however, were offset by increased costs in postage, telephone, audit and exam fees, and professional fees. Additional cost reduction measures were identified in October 2000 and initiated in the fourth quarter of 2000 and the first quarter of 2001. These actions include salary reductions at the executive officer level of Community Bank and the Company, staff reduction through attrition and down-sizing and a reduction in the number of automobiles owned or leased by the Company and its subsidiaries.

                              NONINTEREST EXPENSES

                                                       Year Ended December 31,                 Percent Change
                                               --------------------------------------   ---------------------------
                                                  2000          1999          1998        2000/1999      1999/1998
                                               ----------    ----------    ----------   ------------    -----------
                                                                 (Dollars in Thousands)
  Salaries and employee benefits............    $19,294        $17,010      $14,189        13.4%            19.9%
  Occupancy expense.........................      2,722          2,655        2,113         2.5             25.7
  Furniture and equipment expense...........      1,908          1,767        1,544         8.0             14.4
  Director and committee fees...............        675            601          711        12.3            (15.5)
  Amortization of intangibles...............        554            493          440        12.4             12.0
  Advertising...............................        109            320           93       (65.9)           244.1
  Insurance.................................        298            171          130        74.3             31.5
  Legal Fees................................        785            894          116       (12.2)           670.7
  Professional fees.........................        220            166          360        32.5            (53.9)
  Supplies..................................        515            623          471       (17.3)            32.3
  Postage...................................        443            380          364        16.6              4.4
  Telephone.................................        920            769          554        19.6             38.8
  Training and Education....................         53             25          256       (79.2)            (0.4)
  Other.....................................      3,259          3,104        2,443         5.0             27.1
                                                -------        -------      -------

                                                $31,755        $29,208      $23,784         8.7             22.8
                                                =======        =======      =======

INCOME TAXES

The Company experienced a tax benefit of $1,704,000, or 43.5% effective tax benefit rate, on a pre-tax loss of $3,919,000 for 2000, compared to income tax liabilities of $502,000, or 23.3% effective tax rate, on pre-tax income of $2,161,000 for 1999 and $1,526,000, or 29.9% effective tax rate on pre-tax income of $5,106,000 for 1998. The effective tax benefit rate of 43.5% for 2000 is above the Federal statutory tax rate of 34%. This change is in part due to the shift to a tax benefit position in 2000 from a tax liability position for 1999 and reflects the additional benefit of tax-free interest income. The tax amounts and rates for 1999 and 1998 are lower than the statutory Federal tax rate of 34% primarily due to investments in loans and securities earning interest income that is exempt from Federal taxation. As proportionately fewer available funds are invested in tax-exempt assets, the effective tax rate will more closely approximate the statutory Federal tax rate. In 2000, the effective tax benefit rate was 127.9% of the statutory Federal tax rate, compared to tax rates which were 68.5% and 87.9% of the statutory Federal tax rate in 1999 and 1998, respectively. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning. A more detailed explanation of income tax expense is included in Note 10 to the Company's Consolidated Financial Statements included elsewhere in this Report.

              [The remainder of this page intentionally left blank]

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

Various information shown elsewhere in this Report should assist in an understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions, the composition of the loan and security portfolios and the data on the interest sensitivity of loans and deposits should be considered.

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

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. During 2000, Community Bank saw its interest earning assets repricing within one year increase while its interest bearing liabilities repricing during this same period decreased. While these changes reflect a slight improvement in the Company's static gap position, as compared to year-end 1999, the Company remained liability sensitive at December 31, 2000, indicating that it had more interest bearing liabilities than interest earning assets repricing during the twelve months ending December 31, 2001. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at December 31, 2000 was: i) .55% at 30 days; ii) .53% at 90 days; iii) .55% at 180 days; and iv) .52% at 365 days.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company's December 31, 2000 Asset/Liability Analysis, Community Bank's net interest income would decline $917,000, or 3.22%, over the next twelve months as a result of a 200 basis points decrease in the interest rate environment. This interest rate sensitivity in declining interest rate scenario is primarily due to an estimated increase in prepayment speeds for mortgage-backed securities, including collateralized mortgage obligations, resulting in the reinvestment of cash flows at lower rates. A 200 basis points increase in interest rates would result in a $790,000 or 2.78%, decrease in net interest income for the same period. The interest rate sensitivity in a rising interest rate scenario is primarily due to callable FHLB advances that are expected to be called requiring replacement of this funding at higher cost.

              [The remainder of this page intentionally left blank]

The following tables estimate the impact of shifts in interest rates on the Company's net interest income for the 12 months ending December 31, 2001:

                               RATE SHOCK ANALYSIS

                                                                        -200                     +200
                                                                       Basis                     Basis
                                                                       Points        Level       Points
                                                                     -------------------------------------
                                                                            (Dollars in thousands)
Prime Rate....................................................           7.00%         9.00%        11.00%

Interest Income...............................................       $ 57,885       $62,488     $  66,554
Interest Expense..............................................         30,354        34,040        38,896
                                                                     --------       -------     ---------

   Net Interest Income........................................       $ 27,531       $28,448     $  27,658
                                                                     ========       =======     =========

Dollar change from Level......................................       $   (917)                  $    (790)
Percentage change from Level..................................          (3.22)%                     (2.78)%

             [The remainder of this page intentionally left blank]

                              INTEREST SENSITIVITY


                                                                                    Percentage Increase (Decrease)
                                                                                      in Interest Income/Expense
                                                           Principal Amount of      Given Immediate and Sustained
                                                             Earning Assets,              Interest Rate Shifts
                                                            Interest-bearing       ---------------------------------
                                                              Liabilities at          Down 200             Up 200
                                                            December 31, 2000        Basis Points       Basis Points
                                                          ----------------------   ----------------   --------------
                                                          (Dollars in Thousands)
Assets which reprice in:
   One year or less...........................                  $   244,827              (10.12)%           13.14%
   Over one year..............................                      388,097               (5.80)             2.72
                                                                -----------

                                                                $   632,924               (7.37)             6.51
                                                                ===========

Liabilities which reprice in:
   One year or less...........................                  $   472,192              (12.98)            22.07
   Over one year..............................                      117,363               (2.13)            17.30
                                                                -----------

                                                                $   589,555              (10.83)            14.27
                                                                ===========

Total net interest income sensitivity.........                                            (3.22)            (2.78)

While movement of interest rates cannot be predicted with any certainty, management expects interest rates to move downward during the first half of 2001 and remain level for the last half of 2001. Management also believes that the Company's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the 12 months ending December 31, 2001. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.

              [The remainder of this page intentionally left blank]

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY
                            FOR FINANCIAL INFORMATION

                           COMMUNITY BANCSHARES, INC.

The management of Community Bancshares, Inc. is responsible for the preparation, integrity, and objectivity of the consolidated financial statements, related financial data, and other information in this annual report. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include amounts based on management's best estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the consolidated financial statements.

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

COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

Financial Statements                                                                                        Page(s)
                                                                                                            -------
Independent Auditor's Report................................................................................     59

Consolidated Statements of Financial Condition as of December 31, 2000 and 1999.............................     60

Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998..........................................................................     61

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 2000, 1999 and 1998..........................................................................     62

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................................................................  63-64

Notes to Consolidated Financial Statements -
  December 31, 2000, 1999 and 1998.........................................................................  65-113

Quarterly Results (Unaudited).............................................................................      114

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Community Bancshares, Inc.

We have audited the consolidated statements of financial condition of Community Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Birmingham, Alabama
April 16, 2001

                                   /S/ DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                              December 31,
                                                                                 ----------------------------------
                                                                                      2000                1999
                                                                                 -------------        -------------
ASSETS
  Cash ...................................................................       $   7,627,215        $  11,698,392
  Due from banks .........................................................          18,379,396           15,099,119
  Interest-bearing deposits with banks ...................................             700,000              700,000
  Federal funds sold .....................................................           3,000,000                  -0-
  Securities available for sale ..........................................         101,569,818           96,847,273
  Loans ..................................................................         528,467,345          499,297,647
  Less: Unearned income ..................................................             151,184              571,295
        Allowance for loan losses ........................................           7,107,430            2,603,128
                                                                                 -------------        -------------
                  NET LOANS ..............................................         521,208,731          496,123,224
  Premises and equipment, net ............................................          39,325,645           35,683,614
  Accrued interest .......................................................           8,432,321            6,537,114
  Intangibles, net .......................................................           5,757,055            7,156,449
  Other real estate ......................................................           1,880,548              766,005
  Other assets ...........................................................           5,637,313            4,287,061
                                                                                 -------------        -------------
                  TOTAL ASSETS ...........................................       $ 713,518,042        $ 674,898,251
                                                                                 =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing .................................................       $  67,285,705        $  64,840,153
     Interest-bearing ....................................................         533,615,062          508,420,641
                                                                                 -------------        -------------
                  TOTAL DEPOSITS .........................................         600,900,767          573,260,794
  Other short-term borrowings ............................................           2,265,231            2,493,842
  Accrued interest .......................................................           5,375,725            3,743,606
  FHLB borrowing .........................................................          38,000,000           40,000,000
  Capitalized lease obligations ..........................................           5,850,225                  -0-
  Long-term debt .........................................................           5,675,204            6,637,162
  Guaranteed preferred beneficial interest in the Company's junior
      subordinated deferrable interest debentures ........................          10,000,000                  -0-
  Other liabilities ......................................................           4,261,120            4,287,471
                                                                                 -------------        -------------
                  TOTAL LIABILITIES ......................................         672,328,272          630,422,875

  Shareholders' equity
     Preferred stock, par value $.01 per share, 200,000 shares
         authorized, no shares issued ....................................                 -0-                  -0-
     Common stock, par value $.10 per share, 20,000,000
         shares authorized, 4,674,995 and 4,665,514 shares
         issued, as of December 31, 2000 and 1999, respectively ..........             467,499              466,551
     Capital surplus .....................................................          29,804,921           29,411,513
     Retained earnings ...................................................          13,490,799           19,038,875
     Treasury Stock, 20,830 shares held as of December 31, 2000 and
         no shares held as of December 31, 1999 ..........................            (396,768)                 -0-
     Unearned ESOP shares - 199,877 and 221,321 shares
         as of December 31, 2000 and 1999, respectively ..................          (2,574,002)          (2,788,442)
     Accumulated other comprehensive (loss) income .......................             397,321           (1,653,121)
                                                                                 -------------        -------------
                  TOTAL SHAREHOLDERS' EQUITY .............................          41,189,770           44,475,376
                                                                                 -------------        -------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............       $ 713,518,042        $ 674,898,251
                                                                                 =============        =============

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                             Years Ended December 31,
                                                                                ---------------------------------------------
                                                                                    2000              1999            1998
                                                                                ------------      -----------     -----------
INTEREST INCOME
  Interest and fees on loans ..............................................     $ 54,291,413      $46,390,060     $38,422,899
  Interest on investment securities:
    Taxable securities ....................................................        5,644,293        4,781,553       4,488,336
    Securities exempt from federal income taxes ...........................          839,587          860,689         752,013
  Interest on federal funds sold ..........................................          234,432           87,702         611,030
  Interest on deposits in other banks .....................................           65,576           74,250          90,641
                                                                                ------------      -----------     -----------
                  TOTAL INTEREST INCOME ...................................       61,075,301       52,194,254      44,364,919
                                                                                ------------      -----------     -----------
INTEREST EXPENSE
  Interest on deposits ....................................................       29,711,253       23,593,922      21,963,493
  Interest on other short-term borrowings .................................          162,801          332,551         163,673
  Interest on capitalized lease obligations ...............................          326,812              -0-             -0-
  FHLB borrowings .........................................................        2,248,055        1,036,704             -0-
  Interest on long-term debt ..............................................          567,579          558,484         565,887
  Interest on guaranteed preferred beneficial interest in the Company's
      junior subordinated deferrable interest debentures ..................          839,791              -0-             -0-
                                                                                ------------      -----------     -----------
                  TOTAL INTEREST EXPENSE ..................................       33,856,291       25,521,661      22,693,053
                                                                                ------------      -----------     -----------

NET INTEREST INCOME .......................................................       27,219,010       26,672,593      21,671,866
Provision for loan losses .................................................        9,289,362        4,458,636         884,682
                                                                                ------------      -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .......................       17,929,648       22,213,957      20,787,184

NONINTEREST INCOME
  Service charges on deposits .............................................        4,143,775        3,626,448       3,055,298
  Insurance commissions ...................................................        2,406,183        2,243,358       2,268,680
  Bank club dues ..........................................................          702,534          706,080         630,427
  Debt cancellation fees ..................................................          758,825          622,048         688,859
  Other operating income ..................................................        1,890,220        1,777,641         993,152
  Investment securities gains .............................................            4,587          179,303         465,982
                                                                                ------------      -----------     -----------
                  TOTAL NONINTEREST INCOME ................................        9,906,124        9,154,878       8,102,398
                                                                                ------------      -----------     -----------

NONINTEREST EXPENSES
  Salaries and employee benefits ..........................................       19,293,662       17,010,366      14,189,168
  Occupancy expense .......................................................        2,722,441        2,654,567       2,113,400
  Furniture and equipment expense .........................................        1,908,086        1,767,388       1,543,634
  Director and committee fees .............................................          674,739          601,312         711,358
  Other operating expenses ................................................        7,156,251        7,174,614       5,226,325
                                                                                ------------      -----------     -----------
                  TOTAL NONINTEREST EXPENSES ..............................       31,755,179       29,208,247      23,783,885
                                                                                ------------      -----------     -----------

Income/(loss) before income taxes .........................................       (3,919,407)       2,160,588       5,105,697
Income tax expense/(benefit) ..............................................       (1,704,476)         502,478       1,526,204
                                                                                ------------      -----------     -----------
                  NET INCOME/(LOSS) .......................................     $ (2,214,931)     $ 1,658,110     $ 3,579,493
                                                                                ============      ===========     ===========

Earnings/(Loss) Per Common Share - basic ..................................     $       (.50)     $       .37     $       .90
Earnings/(Loss) Per Common Share - diluted ................................     $       (.47)     $       .36     $       .88


                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                            Accumulated
                                                                               Unearned        Other
                                     Common       Capital        Retained        ESOP      Comprehensive  Treasury
                                     Stock        Surplus        Earnings       Shares         Income       Stock          Total
                                    --------    -----------    -----------    -----------  -------------  ---------     -----------
Balance at January 1, 1998 .....    $203,161    $18,524,301    $18,824,795    $(2,002,902) $   429,693    $             $35,979,048

Net Income - 1998 ..............                                 3,579,493                                                3,579,493

Other comprehensive income, net
of tax and reclassification
adjustments:
 Net Change in Unrealized Gains
 (Losses) on Securities ........                                                                13,246                       13,246
                                                                                                                        -----------

Comprehensive Income ...........                                                                                          3,592,739
                                                                                                                        -----------

Cash dividends: Common .........                                (2,031,608)                                              (2,031,608)

2:1 Stock split ................     203,161                      (203,161)                                                    -0-

Issuance of Common Stock .......      58,470     10,576,082                                                              10,634,552

Release of ESOP shares .........                                                  135,628                                   135,628

Pledging of additional ESOP
 shares ........................                                               (1,076,958)                               (1,076,958)
                                    --------    -----------    -----------    -----------  -----------    ---------     -----------

Balance at December 31, 1998 ...     464,792     29,100,383     20,169,519     (2,944,232)     442,939                   47,233,401

Net Income - 1999 ..............                                 1,658,110                                                1,658,110

Other comprehensive income, net
of tax and reclassification
adjustments:
 Net Change in Unrealized Gains
 (Losses) on Securities ........                                                            (2,096,060)                  (2,096,060)
                                                                                                                        -----------

Comprehensive Income ...........                                                                                           (437,950)
                                                                                                                        -----------

Cash dividends: Common .........                                (2,788,754)                                              (2,788,754)

Issuance of Common Stock .......       1,759        311,130                                                                 312,889

Release of ESOP  shares ........                                                  155,790                                   155,790
                                    --------    -----------    -----------    -----------  -----------    ---------     -----------

Balance at December 31, 1999  ..     466,551     29,411,513     19,038,875     (2,788,442)  (1,653,121)                  44,475,376


NET LOSS - 2000 ................                                (2,214,931)                                              (2,214,931)

OTHER COMPREHENSIVE LOSS, NET
OF TAX AND RECLASSIFICATION
ADJUSTMENTS:
 NET CHANGE IN UNREALIZED GAINS
 (LOSSES) ON SECURITIES ........                                                             2,050,442                    2,050,442
                                                                                                                        -----------

COMPREHENSIVE LOSS .............                                                                                           (164,489)
                                                                                                                        -----------

CASH DIVIDENDS: COMMON .........                                (3,333,145)                                              (3,333,145)

ISSUANCE OF COMMON STOCK .......         948        221,856                                                                 222,804

RELEASE OF ESOP SHARES .........                    171,552                       214,440                                   385,992

PURCHASE OF TREASURY STOCK .....                                                                           (396,768)       (396,768)
                                    --------    -----------    -----------    -----------  -----------    ---------     -----------

BALANCE AT DECEMBER 31, 2000 ...    $467,499    $29,804,921    $13,490,799    $(2,574,002) $   397,321    $(396,768)    $41,189,770
                                    ========    ===========    ===========    ===========  ===========    =========     ===========


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                         Years Ended December 31,
                                                                             -----------------------------------------------
                                                                                 2000             1999              1998
                                                                             ------------     ------------     -------------
OPERATING ACTIVITIES:
  Net income/(loss) .....................................................    $ (2,214,931)    $  1,658,110     $   3,579,493
  Adjustments to reconcile net income/(loss) to net
          cash provided by operating activities:
     Provision for loan losses ..........................................       9,289,362        4,458,636           884,682
     Provision for depreciation and amortization ........................       3,467,187        2,296,843         1,990,250
     Amortization of investment security
       premiums and accretion of discounts ..............................         149,261          162,032           166,455
     Deferred tax (benefit) expense .....................................      (2,198,860)         225,413           308,759
     Realized investment security gains .................................          (4,587)        (179,303)         (465,982)
     Loss on sale of premises and equipment .............................         144,398            4,396            26,599
     Increase in accrued interest receivable ............................      (1,895,207)        (545,526)         (901,823)
     Increase in accrued interest payable ...............................       1,632,119          162,672           668,648
     Other ..............................................................      (2,157,701)       1,460,171        (3,520,039)
                                                                             ------------     ------------     -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ......................       6,211,041        9,703,444         2,737,042
                                                                             ------------     ------------     -------------

INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale ..................      16,229,953       11,627,522        24,045,040
  Proceeds from maturity of securities available for sale ...............      25,210,217       10,778,482        21,785,801
  Purchase of securities available for sale .............................     (42,889,985)     (25,337,831)      (57,808,777)
  Net decrease in interest-bearing
    deposits with other banks ...........................................             -0-          250,000         1,564,558
  Cash used in acquisition of insurance operations ......................             -0-         (750,000)       (5,321,041)
  Loans purchased .......................................................             -0-       (2,312,592)              -0-
  Net increase in loans to customers ....................................     (34,374,869)     (67,674,628)      (99,903,246)
  Proceeds from sale of premises and equipment ..........................         162,914           72,680            87,630
  Capital expenditures ..................................................      (5,986,652)      (7,254,322)       (8,452,082)
  Net proceeds from sale of other real estate ...........................         853,961          415,941         1,119,355
                                                                             ------------     ------------     -------------
         NET CASH USED IN INVESTING ACTIVITIES ..........................     (40,794,461)     (80,184,748)     (122,882,762)
                                                                             ------------     ------------     -------------

FINANCING ACTIVITIES:
  Net (decrease) increase in demand deposits, NOW accounts,
    savings and time open deposit accounts ..............................      (9,214,288)      16,952,243        30,636,345
  Net increase in certificates of deposit ...............................      36,854,261       17,723,030        61,416,395
    Net (decrease) increase in short-term borrowings ....................        (228,611)         302,001          (438,546)
  (Decrease) increase in borrowings from FHLB ...........................      (2,000,000)      40,000,000               -0-
  Net increase in capitalized lease obligations .........................       5,850,225              -0-               -0-
  Repayment of long-term debt ...........................................        (961,958)        (775,764)         (770,226)
  Issuance of guaranteed preferred beneficial interest in Company's
      junior subordinated deferrable interest debentures ................      10,000,000              -0-               -0-
  Issuance of common stock ..............................................         222,804          312,889        10,634,552
  Purchase of treasury stock ............................................        (396,768)             -0-               -0-
  Cash dividends ........................................................      (3,333,145)      (2,788,754)       (2,031,608)
                                                                             ------------     ------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES................................      36,792,520       71,725,645        99,446,912
                                                                             ------------     ------------     -------------

Net increase (decrease) in cash and cash equivalents ....................       2,209,100        1,244,341       (20,698,808)

Cash and cash equivalents at beginning of year ..........................      26,797,511       25,553,170        46,251,978
                                                                             ------------     ------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ................................    $ 29,006,611     $ 26,797,511     $  25,553,170
                                                                             ============     ============     =============


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                         Years Ended December 31,
                                                                             -----------------------------------------------
                                                                                 2000             1999              1998
                                                                             ------------     ------------     -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest ............................................................    $ 35,488,410     $ 25,684,333     $  22,024,405
    Income taxes ........................................................         859,978        1,121,889           843,623

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Other real estate of $1,824,857, $840,902 and $792,518 was acquired in 2000, 1999 and 1998, respectively, through foreclosure. Other assets acquired by foreclosure amounted to $2,975,936 in 2000, $3,969,795 in 1999, $277,675 in
1998.

Upon the pledging of additional shares to obtain additional ESOP debt of $1,076,958 on December 1, 1998 and $1,260,007 on May 17, 1996, long-term debt was increased and equity was decreased. The debt was reduced and shares were released by $182,218, $155,790 and $135,628, respectively, during each of the years ended December 31, 2000, 1999, and 1998 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.

In August 1997, the Company issued 11,770 shares of its common stock to the owners of Southern Select Insurance, Inc. as a portion of the consideration given in exchange for 51% of its issued and outstanding common stock. The Company issued an additional 22,306 shares of its common stock, in April 1998, to the owners of Southern Select Insurance, Inc. as a portion of the consideration in exchange for the remaining 49% of its issued and outstanding common stock. In April 1998 the Company issued 10,833 shares of its common stock to the owners of Chafin Insurance Agency, Inc. as a portion of the consideration given in exchange for 100% of the issued and outstanding shares of common stock. The Company also issued 6,667 shares of its common stock to the owner of the Jim Murphree Insurance Agency, Inc. as a portion of the consideration given in exchange for 100% of the issued and outstanding shares of common stock. In November 2000, Community Insurance Corp., received 10,833 shares of the Company's common stock, previously issued to the owners of the Chafin Insurance Agency, Inc., as a portion of the consideration for the sale of the Graysville, Alabama insurance office to the original owners. Community Insurance Corp. also received 6,667 shares of the Company's common stock, previously issued to the owner of the Jim Murphree Insurance Agency, Inc., as a portion of the consideration for the sale of the Oneonta, Alabama insurance office to its original owner.




              [The remainder of this page intentionally left blank]



                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

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

The Company and its subsidiaries have no trading securities. At December 31, 2000 and 1999, all of the Company's investments in securities were classified as securities available for sale.

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

                        DECEMBER 31, 2000, 1999 AND 1998

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb potential loan losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic and international economic conditions, collateral values of properties securing loans, volume, growth and composition of the loan portfolio, and other relevant factors. Unfavorable changes in any of these, or other factors, or the availability of new information, could require that the allowance for loan losses be increased in future periods. The method used to determine the amount of loss inherent in the loan portfolio and thereby assess the adequacy of the recorded balance of the allowance for loan losses involves identifying portfolio loans with similar characteristics for which estimates of inherent future probably losses can be made. The estimates are based on historical loss factors as adjusted for current business and economic conditions. The loss factors are applied to the representative portfolios in order to determine the overall adequacy of the allowance for loan losses. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                                                                      2000          1999          1998
                                                                   ----------    ----------    ----------
Weighted average of common shares outstanding.................      4,460,295     4,429,303     3,994,798
Effect of dilutive options....................................        211,135       165,769        57,461
                                                                   ----------    ----------    ----------
Weighted average of common shares
   outstanding effected for dilution..........................      4,671,430     4,595,072     4,052,259
                                                                   ==========    ==========    ==========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Intangibles: Intangibles consist of legal organizational cost and goodwill. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Cost of Startup Activities" (SOP 98-5), effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that startup and organizational costs be expensed as they are incurred. With the Company's initial application of SOP 98-5 effective January 1999, there were no startup or organizational costs required to be reported as a cumulative effect of a change in accounting principle. Prior to the Company's adoption of SOP 98-5, organizational costs were stated at cost, net of accumulated amortization, and amortized using the straight-line method over five years. The goodwill intangible represents premiums paid on the purchase of assets and deposit liabilities. Goodwill assets are stated at cost, net of accumulated amortization, and amortized using the straight-line method over the estimated useful life of approximately 15 and 20 years.

Off Balance Sheet Financial Instruments: In the ordinary course of business the Company has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

The Company also has available as a source of short-term financing the purchase of federal funds from other commercial banks from available lines of up to $6,000,000. In addition, Community Bank has credit availability from the Federal Home Loan Bank of Atlanta (FHLB-Atlanta). This credit availability is established at 10% of the Bank's total assets, based on the most recent quarterly financial information submitted to the appropriate regulatory agency. At December 31, 2000, the established credit availability from FHLB-Atlanta was approximately $71,000,000, of which Community Bank had drawn $38,000,000 against this credit availability under the FHLB-Atlanta "Convertible Advance Program."

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Debt Cancellation Contracts: The Company began issuing debt cancellation contracts on certain loans to customers as of October 1, 1995. The contract represents an agreement by the Company to cancel the debt of the borrower upon said borrower's death. Contracts may not be written on loans in excess of $25,000 per borrower. The Company charges fees equivalent to that authorized by the state banking authorities and establishes a reserve account, from fees collected, to cover potential claims. The reserve for debt cancellation contracts totaled $168,001 and $151,866 at December 31, 2000 and 1999, respectively.

Cash Flow Information: For purposes of the statements of cash flows, the Company considers cash, due from banks and federal funds sold as cash and cash equivalents.

Stock Based Compensation: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 became effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related Interpretations or selecting the fair value method of expense recognition as described in SFAS No. 123. The Company has elected to follow APB No. 25 in accounting for its employee stock options.

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

Reclassification: Certain amounts in 1999 and 1998 have been reclassified to conform with the 2000 presentation.

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes reporting and presentation standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances arising from nonowner sources. The adoption of this statement, on January 1, 1998, had no material impact on the Company's financial condition or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Segment Information: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. All of the Company's subsidiaries offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

Recently Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board also issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve. The amount of those reserves required at December 31, 2000 was approximately $205,000.

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

NOTE 3 - INVESTMENT SECURITIES

At December 31, 2000 and 1999, the Company's investment securities are categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity, (Accumulated Other Comprehensive Income) until realized.

At December 31, 2000, the Company's available-for-sale securities reflected net unrealized gains of $662,202, which resulted in an increase in shareholders' equity of $397,321, net of deferred tax expense, compared to net unrealized losses of $2,755,202 and a resultant decrease in stockholders' equity of $1,653,121, net of deferred tax liability, at December 31, 1999.





              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 3 - INVESTMENT SECURITIES - CONTINUED

The carrying amounts of investment securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at December 31, 2000 and 1999 are presented below.

                                                                           GROSS             GROSS             ESTIMATED
                                                       AMORTIZED         UNREALIZED        UNREALIZED            FAIR
                                                         COST              GAINS             LOSSES              VALUE
                                                     ------------        ----------        ----------        ------------
AS OF DECEMBER 31, 2000:

SECURITIES AVAILABLE FOR SALE:

U.S. GOVERNMENT AND AGENCY SECURITIES .......        $ 46,826,740        $  350,714        $  347,680        $ 46,829,774

STATE AND MUNICIPAL SECURITIES ..............          18,591,183           914,593             6,445          19,499,331

MORTGAGE-BACKED SECURITIES ..................          31,580,186           153,284           392,757          31,340,713

EQUITY SECURITIES ...........................           3,909,507               -0-             9,507           3,900,000
                                                     ------------        ----------        ----------        ------------

                                                     $100,907,616        $1,418,591        $  756,389        $101,569,818
                                                     ============        ==========        ==========        ============
As of December 31, 1999:

Securities available for sale:

U. S. government and agency securities ......        $ 57,109,784        $    8,303        $1,248,220        $ 55,869,867

State and municipal securities ..............           8,696,808            53,277           393,563           8,356,522

Mortgage-backed securities ..................          31,695,883            10,380         1,185,379          30,520,884

Equity securities ...........................           2,100,000               -0-               -0-           2,100,000
                                                     ------------        ----------        ----------        ------------

                                                     $ 99,602,475        $   71,960        $2,827,162        $ 96,847,273
                                                     ============        ==========        ==========        ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 3 - INVESTMENT SECURITIES - CONTINUED

The contractual maturities of securities available for sale at December 31, 2000 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          Estimated
                                                      Amortized              Fair
                                                         Cost                Value
                                                     ------------        ------------
AS OF DECEMBER 31, 2000:

DUE IN ONE YEAR OR LESS .....................        $  7,717,137        $  7,689,652
DUE AFTER ONE YEAR THROUGH FIVE YEARS .......          40,045,764          40,044,386
DUE AFTER FIVE YEARS THROUGH TEN YEARS ......          31,274,758          31,178,154
DUE AFTER TEN YEARS .........................          17,960,450          18,757,626
EQUITY SECURITIES ...........................           3,909,507           3,900,000
                                                     ------------        ------------

                                                     $100,907,616        $101,569,818
                                                     ============        ============

Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses on investments in debt securities available for sale for each of the years ended December 31, 2000, 1999 and 1998 were as follows:

                               2000           1999            1998
                             --------       --------        --------
Gross realized gains         $ 45,362       $186,853        $472,904
Gross realized losses          40,775          7,550           6,922


The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $80,503,000 and $82,331,000 at December 31, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 4 - LOANS

The Bank grants loans to customers primarily in north and west-central Alabama and south-central Tennessee.

The major classifications of loans as of December 31, 2000 and 1999 were as follows:

                                                                 DECEMBER 31,
                                                     --------------------------------
                                                         2000                1999
                                                     ------------        ------------
Commercial, financial and agricultural ......        $140,773,063        $124,244,731
Real estate - construction ..................           5,429,141           6,469,943
Real estate - mortgage ......................         236,591,919         224,129,260
Consumer ....................................         145,673,222         144,453,713
                                                     ------------        ------------
                                                      528,467,345         499,297,647
Unearned income .............................             151,184             571,295
Allowance for loan losses ...................           7,107,430           2,603,128
                                                     ------------        ------------

Net loans ...................................        $521,208,731        $496,123,224
                                                     ============        ============

At December 31, 2000, the Company's recorded investment in loans considered to be impaired was approximately $924,000, of which $128,000 related to loans on non-accrual status and $796,000 related to certain loans originated through Community Bank's Double Springs, Alabama location which management became aware in March 2001 had been improperly originated and that the payments for such loans had been manipulated by a since terminated Bank employee to make it falsely appear that payments under the loans were current. At December 31, 1999 the Company's recorded investment in loans considered to be impaired was approximately $345,000 of which all were on nonaccrual status. The related valuation allowance for impaired loans, included as a component of the allowance for loan losses, was $520,000 at December 31, 2000 and $52,000 at December 31, 1999. With the exception of these loans originated through Community Bank's Double Springs, Alabama location, there was no amount of interest income recognized on impaired loans during 2000 and 1999.

Other nonaccrual loans at December 31, 2000 and 1999 amounted to approximately $1,748,637 and $2,363,755, respectively. The difference between gross interest income that would have been recorded in each period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in each period's net income was $113,038 for the year ended December 31, 2000, $115,098 for the year ended December 31, 1999 and $58,829 for the year ended December 31, 1998.

The Bank has no commitments to loan additional funds to the borrowers of nonaccrual loans.




              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the years ended December 31, 2000, 1999 and 1998, were as follows:

                                                        2000               1999                1998
                                                    -----------         -----------         -----------
Balance at beginning of year ...............        $ 2,603,128         $ 2,970,597         $ 2,131,354

Charge-offs ................................         (5,053,052)         (5,188,037)         (1,463,450)
Recoveries .................................            267,992             361,932             137,264
                                                    -----------         -----------         -----------
  Net charge-offs ..........................         (4,785,060)         (4,826,105)         (1,326,186)

Provision for loan losses ..................          9,289,362           4,458,636             884,682

Reserves acquired through acquisitions .....                -0-                 -0-           1,280,747
                                                    -----------         -----------         -----------

Balance at end of year .....................        $ 7,107,430         $ 2,603,128         $ 2,970,597
                                                    ===========         ===========         ===========

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2000 and 1999 was as follows:

                                                                                  December 31,
                                                                       --------------------------------
                                                                            2000               1999
                                                                       ------------        ------------
Land ..........................................................        $  3,402,209        $  3,497,061
Buildings, land improvements and construction in process ......          25,161,118          26,711,593
Capitalized leases ............................................           5,880,626                 -0-
Furniture and equipment .......................................          12,719,546          11,328,601
Automobiles ...................................................           1,690,867           1,896,663
Leasehold improvements ........................................             853,690           1,073,148
                                                                       ------------        ------------
                                                                         49,708,056          44,507,066
Less allowance for depreciation ...............................          10,382,411           8,823,452
                                                                       ------------        ------------

                                                                       $ 39,325,645        $ 35,683,614
                                                                       ============        ============

The provisions for depreciation charged to occupancy and furniture and equipment expense for the years ended December 31, 2000, 1999 and 1998 were $2,037,309, $1,798,679 and $1,549,920, respectively. The Bank capitalized $244,971 and $241,167 in interest costs related to building construction in 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 7 - DEPOSITS

The major classifications of deposits as of December 31, 2000 and 1999, were as follows:

                                                                   December 31,
                                                        --------------------------------
                                                            2000                 1999
                                                        ------------        ------------
Noninterest-bearing demand .....................        $ 67,285,705        $ 64,840,153
Interest-bearing demand ........................          85,475,801          98,397,437
Savings ........................................          63,603,383          64,845,420
Time ...........................................         260,170,173         227,009,814
Certificates of deposit of $100,000 or more ....         101,011,881          97,317,970
Other time deposits ............................          23,353,824          20,850,000
                                                        ------------        ------------

                                                        $600,900,767        $573,260,794
                                                        ============        ============


The maturities of time deposits following December 31, 2000, were as follows:


2001................................................  $300,403,019
2002................................................    62,201,813
2003................................................    12,809,381
2004................................................     3,324,886
2005................................................     5,688,264
Thereafter..........................................       108,515
                                                      ------------
                                                      $384,535,878
                                                      ============


NOTE 8 - FHLB BORROWINGS AND LONG TERM DEBT

At December 31, 2000 and 1999, the Company had notes payable totaling $53,675,204 and $46,637,162, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At December 31, 2000 and 1999, the amounts outstanding were $1,423,003 and $2,134,505, respectively, due December 17, 2002, bearing interest at a floating prime rate, collateralized by 100% of the common stock of Community Bank. The note agreement contains provisions which limit the Company's right to transfer or issue shares of Community Bank's stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 8 - FHLB BORROWINGS AND LONG TERM DEBT - CONTINUED

On November 3, 1993, the Trustees of the Company's ESOP executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. The promissory note had been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This debt, in the original amount of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with all remaining principal, if any, due upon that date. The initial principal and interest payment on this debt was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At December 31, 2000, the monthly payment was $33,852. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,606,224 at December 31, 2000, secured by 199,877 of unreleased shares of Company stock. (See Note 16)

On October 4, 1994, the Company entered into a twenty-year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed annual rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,645,977 and $1,714,215 at December 31, 2000 and 1999, respectively.

Since June 1999, Community Bank has borrowed funds under the Federal Home Loan Bank of Atlanta's (FHLB-Atlanta) "Convertible Advance Program." These advances have had original maturities of 10 years, with stated call features during the life of the obligation, at fixed interest rates for the life of the obligations. Principal is due at final maturity or on stated call dates, with interest payable each quarter. On June 1, 1999, Community Bank, the Company's bank subsidiary, borrowed $30,000,000 under the FHLB-Atlanta's "Convertible Advance Program." This advance had a final maturity of June 1, 2009 (120 months), with a call feature every three months during the life of the obligation, and carried a fixed interest rate of 4.62% per annum. This obligation was called on September 1, 1999 due to an increase in market interest rates. As a result of this call, Community Bank refinanced the original advance and borrowed an additional $10,000,000 under the same "Convertible Advance Program." This advance, totaling $40,000,000 at December 31, 1999, had a final maturity of September 1, 2009 (120 months), with a call feature every six months during the life of the obligation, and carried a fixed rate of 4.99% per annum. Due to the call of this obligation on March 1, 2000, Community Bank made a $2,000,000 reduction in the amount advanced under the FHLB-Atlanta "Convertible Advance Program" and refinanced $38,000,000. This new obligation has a final maturity of March 1, 2010 (120 months), a call feature every 12 months during the life of the obligation, and a fixed interest rate of 5.93% per annum. At December 31, 2000, outstanding funds advanced to Community Bank under the FHLB-Atlanta "Convertible Advance Program" totaled $38,000,000. The first call date for this advance is March 1, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 8 - FHLB BORROWINGS AND LONG TERM DEBT - CONTINUED

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

The Capital Securities accrue and pay distributions semiannually at a rate of 10.875% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into an agreement which fully and unconditionally guarantees payment of: (i) accrued and unpaid distributions required to be paid on the Capital Securities; (ii) the redemption price with respect to any Capital Securities called for redemption by the Trust; and (iii) payments due upon a voluntary or involuntary liquidation, winding up or termination of the Trust.

The Capital Securities are mandatorily redeemable upon the maturity of the debentures on March 8, 2030, or upon earlier redemption as provided in the indenture pursuant to which the debentures were issued. The Company has the right to redeem the debentures purchased by the Trust: (i) in whole or in part, on or after March 8, 2010; and (ii) in whole (but not in part) at any time within 90 days following the occurrence and during the continuation of a tax event, capital treatment event or investment company event (each as defined in the indenture). As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be a percentage of the principal amount, ranging from 105.438% in 2010 to 100.00% in and after 2020, plus accrued but unpaid interest.




              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 8 - FHLB BORROWINGS AND LONG TERM DEBT - CONTINUED

Maturities and stated calls of long-term debt and FHLB borrowings following December 31, 2000 are as follows:

                                                                                                                Trust
                                                        Note            Subordinated           FHLB           Preferred
                                                       Payable              Debt            Borrowings        Securities
                                                     -----------        ------------       -----------       ------------
2001 ........................................        $   877,255        $    73,171        $38,000,000        $       -0-
2002 ........................................            893,705             78,461                -0-                -0-
2003 ........................................            200,287             84,133                -0-                -0-
2004 ........................................            220,165             90,215                -0-                -0-
2005 ........................................            242,015             96,737                -0-                -0-
Thereafter ..................................          1,595,801          1,223,260                -0-         10,000,000
                                                     -----------        -----------        -----------        -----------

                                                     $ 4,029,228        $ 1,645,977        $38,000,000        $10,000,000
                                                     ===========        ===========        ===========        ===========


NOTE 9 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                     Years Ended December 31,
                                         ----------------------------------------------
                                            2000              1999              1998
                                         ----------        ----------        ----------
Amortization of intangibles .....        $  553,521        $  493,602        $  440,330
Insurance .......................           298,052           171,165           129,572
Legal fees ......................           785,192           893,874           116,482
Professional fees ...............           219,990           166,021           359,981
Supplies ........................           514,633           622,980           471,676
Postage .........................           442,930           380,060           363,948
Telephone .......................           920,029           768,944           553,693
Other ...........................         3,421,904         3,677,968         2,790,643
                                         ----------        ----------        ----------

                                         $7,156,251        $7,174,614        $5,226,325
                                         ==========        ==========        ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 10 - INCOME TAXES

Federal and state income taxes receivable as of December 31, 2000 and 1999 included in other assets and other liabilities, respectively, were as follows:

                                                                       December 31,
                                                          ---------------------------------
                                                              2000                 1999
                                                          ------------         ------------
          Current
            Federal ...................................   $  1,187,883         $    829,614
                                                          ============         ============
            State .....................................   $      2,666         $     15,781
                                                          ============         ============


The components of the net deferred income tax asset and (liability) as of December 31, 2000 and 1999 included in other assets and other liabilities, respectively, are as follows:

                                                                      December 31,
                                                          ---------------------------------
                                                              2000                 1999
                                                          ------------         ------------
Deferred tax asset:
  Federal ........................................        $  2,602,500         $  1,469,530
  State ..........................................             323,179              231,276
                                                          ------------         ------------
   Total gross deferred income tax asset .........           2,925,679            1,700,806
                                                          ------------         ------------
Deferred tax liability:
  Federal ........................................          (1,301,142)            (991,638)
  State ..........................................            (173,114)            (122,789)
                                                          ------------         ------------
   Total gross deferred income tax liability .....          (1,474,256)          (1,114,427)
                                                          ------------         ------------

Net deferred income tax asset (liability) ........        $  1,451,423         $    586,379
                                                          ============         ============


The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                      December 31,
                                                          ---------------------------------
                                                              2000                 1999
                                                          ------------         ------------
Net unrealized losses (gains) on securities
  available for sale .............................        $   (264,881)        $  1,102,081
Depreciation .....................................          (1,190,043)          (1,072,654)
Pension expense ..................................             387,136              309,774
Provision for loan losses ........................           1,900,848              210,819
Deferred compensation ............................              11,662               15,596
Provision for debt cancellation ..................              61,606               55,691
Alternative minimum tax credit carryforward ......             351,505                  -0-
Loss carryforward ................................             191,353                  -0-
Other ............................................               2,237              (34,928)
                                                          ------------         ------------

                                                          $  1,451,423         $    586,379
                                                          ============         ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 10 - INCOME TAXES - CONTINUED

The components of income tax expense for each of the years ended December 31, 2000, 1999 and 1998 were:

                                   2000                                  1999                                1998
                      ------------------------------         ---------------------------        ----------------------------
                       CURRENT            DEFERRED            Current          Deferred           Current           Deferred
                      ---------         ------------         ---------         ---------        -----------        ---------
Federal ......        $ 501,709         $ (1,985,384)        $ 277,441         $ 213,177        $ 1,070,862        $ 264,234
State ........           (7,325)            (213,476)             (376)           12,236            146,583           44,525
                      ---------         ------------         ---------         ---------        -----------        ---------

                      $ 494,384         $ (2,198,860)        $ 277,065         $ 225,413        $ 1,217,445        $ 308,759
                      =========         ============         =========         =========        ===========        =========

The principal sources of temporary differences resulting in deferred income taxes included in the accompanying consolidated statements of income and the tax effect of each are as follows:

                                                 2000               1999                 1998
                                             -----------         -----------         -----------
Depreciation ........................        $   117,389         $   127,338         $   205,360
Provision for loan losses ...........         (1,690,029)            124,631             135,538
Pension expense .....................            (77,362)            (49,695)           (109,558)
Alternative minimum tax credit
    carryforward ....................           (351,505)                -0-                 -0-
Loss carryforward ...................           (191,353)                -0-                 -0-
Other ...............................             (6,000)             23,139              77,419
                                             -----------         -----------         -----------

                                             $(2,198,860)        $   225,413         $   308,759
                                             ===========         ===========         ===========


Tax effects of securities transactions resulted in an increase (decrease) in income taxes for 2000, 1999 and 1998 of $1,682, $65,750 and $170,876,
respectively.

The following is a reconciliation of the difference in the effective tax rate and the federal statutory rate:

                                                                     Years Ended December 31,
                                                            --------------------------------------
                                                             2000            1999            1998
                                                            ------          ------          ------
Statutory federal income tax rates .................          34.0%           34.0%           34.0%
Effect on rate of:
  Tax-exempt securities ............................           7.3           (13.5)           (5.0)
  Tax-exempt loan income ...........................           3.4            (4.9)           (2.5)
  State income tax, net of federal tax benefit .....           3.7             0.5             2.5
  Interest expense disallowance ....................          (1.2)            1.9             0.6
Other items ........................................          (3.7)            5.3             0.3
                                                            ------          ------          ------
Effective income tax rate ..........................          43.5%           23.3%           29.9%
                                                            ======          ======          ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 11 - PRIOR PERIOD RESTATEMENT

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, was adopted by the Company during 1997. Earnings per share amounts for 1997 have been restated to give effect for the 2 for 1 stock split effected in the form of a 100% stock dividend paid on March 26, 1998.

NOTE 12 - SHAREHOLDERS' EQUITY

On January 7, 1999, the Board of Directors of the Company adopted a Share Purchase Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company to shareholders of record on January 7, 1999. Each Right entitles the stockholder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $84 per one one-hundredth of a preferred share. In the event that any person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding common stock of the Company (an "Acquiring Person"), each holder of a purchase right, other than the Acquiring Person, will thereafter have the right to receive upon exercise of the Right that number of shares of common stock of the Company having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold after a person or group has become an Acquiring Person, each holder of a Right, other than an Acquiring Person, will thereafter have the right to receive that number of shares of common stock of the acquiring company which at the time of such transaction have a market value of two times the exercise price of the Right. At any time after a person or group becomes an Acquiring Person and prior to the acquisition of 50% or more of the outstanding common stock of the Company by such person or group, the Board of Directors of the Company may exchange the Rights, other than Rights owned by an Acquiring Person, in whole or in part, at an exchange ratio of one common share or one one-hundredth of preferred share. The purchase price and the number of shares issuable upon exercise of the Rights are subject to adjustment in the event of a stock split, stock dividend, reclassification or certain distributions with respect to the preferred stock. The Rights will expire January 13, 2009 unless such date is extended or unless the Rights are redeemed or exchanged prior to such date.

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

In March 1996, the Company issued options to purchase a total of 270,000 shares of the Company's common stock. The options were issued to the directors based upon their years of service and their positions with the Company. Each of the options has an exercise price of $10.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. The options are exercisable through March 27, 2001. In March 1997, an additional 103,000 options were issued to the Company's directors with an exercise price of $12.50 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 12 - SHAREHOLDERS' EQUITY - (CONTINUED)

March 26, 2002. In March 1998, 203,331 options were issued to directors and certain senior officers with an exercise price of $15.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 25, 2003. In December 1999, an additional 204,000 options were issued to directors and certain senior officers with an exercise price of $20.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through December 3, 2004. In August 2000, the Company granted options to purchase an aggregate of 15,000 shares of common stock to certain senior officers of Community Bank. Each of these options has an exercise price of $18.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through August 24, 2005. The Company did not receive any payment in exchange for granting any of such options, which were granted in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.







              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 12 - SHAREHOLDERS' EQUITY - (CONTINUED)

The following sets forth certain information regarding stock options for the years ended December 31, 2000, 1999 and 1998:

                                                                    Number           Wgt. Average
                                                                  Of Shares         Exercise Price
                                                                  ---------         --------------
Balance, December 31, 1997 ...............................          343,000            $  10.74

Granted, Year Ended December 31, 1998 ....................          203,331               15.00
Exercised, Year Ended December 31, 1998 ..................          (32,000)             (11.72)
                                                                  ---------            --------

Balance, December 31, 1998 ...............................          514,331               12.36

Granted, Year Ended December 31, 1999 ....................          204,000               20.00
Exercised, Year Ended December 31, 1999 ..................          (27,000)             (14.81)
                                                                  ---------            --------

Balance, December 31, 1999 ...............................          691,331               14.52

GRANTED, YEAR ENDED DECEMBER 31, 2000 ....................           15,000               18.00
EXERCISED AND EXPIRED, YEAR ENDED DECEMBER 31, 2000 ......              -0-                 -0-
                                                                  ---------            --------

BALANCE, DECEMBER 31, 2000 ...............................          706,331            $  14.59
                                                                  =========            ========

                                                                            Expiration          Options
                                                               Number          Date           Exercisable
                                                              --------      ----------        -----------
Options with Exercise Price of $10.00.................         222,000       3-27-2001           222,000
Options with Exercise Price of $12.50.................          97,000       3-26-2002            97,000
Options with Exercise Price of $15.00.................         168,331       3-25-2003           168,331
Options with Exercise Price of $20.00.................         204,000      12-03-2004           204,000
Options with Exercise Price of $18.00.................          15,000       8-24-2005            15,000
                                                              --------      ----------          --------
Total outstanding, December 31, 2000..................         706,331                           706,331
                                                              ========                          ========

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

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 12 - SHAREHOLDERS' EQUITY - CONTINUED

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 2000, 1999 and 1998, was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

The Company's options outstanding have a weighted average contractual life of
2.02 years. The weighted average fair value of options granted was $4.12 in 2000, $3.10 in 1999 and $3.68 in 1998. The fair value of each option granted is estimated using the following weighted-average assumptions in the option pricing model: expected dividend yield of 2.78% for 2000, 4.25% for 1999 and 3.33% for 1998; an expected option life of five years; expected volatility of 0.250 for 2000, 0.164 for 1999 and 0.289 for 1998; and a risk free interest rate of 5.08%, 6.60% and 5.49% for 2000, 1999 and 1998, respectively.

If compensation cost for the Company's stock-based compensation plan had been determined consistent with SFAS No. 123, net income/(loss) and earnings/(loss) per share would have been as presented below for the years ended December 31:

                                                                     2000           1999         1998
                                                                   ---------      -------      -------
Pro forma net income/(loss) ($000's)............................   $ (2,254)      $ 1,258      $ 3,101
Pro forma earnings/(loss) per Common Share - basic..............       (.51)          .28          .78
Pro forma earnings/(loss) per Common Share - diluted............       (.48)          .27          .77

These options are assumed to be exercised in the calculation of diluted average common shares outstanding, causing the equivalent average number of shares outstanding on a diluted basis to be 211,135 greater than that used to calculate basic earnings/(loss) per share for 2000. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 165,769 for 1999 and 57,461 for 1998. The dilutive effect on earnings/(loss) per share was $(.03) for the year ended December 31, 2000, $.01 for the year ended December 31, 1999 and $.02 for the year ended December 31, 1998.

The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board of Directors.

Annual dividends of $.75 per share, $.60 per share and $.50 per share were declared by the Company's Board of Directors on its common stock and paid in January of 2000, 1999 and 1998, respectively. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries, and to regulatory restrictions. (See Notes 8 and 17).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the consolidated statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not been required to perform on any financial guarantees nor has it incurred any losses on its commitments in either 2000 or 1999. Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 2000 and 1999, the Company has issued standby letters of credit of approximately $978,000 and $1,235,000, respectively.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan Commitments: As of December 31, 2000 and 1999, the Company had commitments outstanding to extend credit totaling approximately $19,868,000 and $18,165,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

informed that the directors of Community Bank who alleged the construction overcharges have contacted bank regulatory agencies and law enforcement authorities. Management believes that these agencies and authorities either have conducted or are currently conducting investigations regarding this matter.

On July 21, 2000, three shareholders of the Company, M. Lewis Benson, Doris E. Benson and John M. Packard, Jr., filed a lawsuit in the state Circuit Court of Marshall County, Alabama against the Company, Community Bank, certain directors and officers of the Company and Community Bank, an employee of Community Bank and two construction subcontractors. The plaintiffs purported to file the lawsuit as a shareholder derivative action, which relates to the alleged construction overcharges being investigated by the joint committee of the Boards of Directors of the Company and Community Bank. The complaint alleges that the directors, officers and employee named as defendants in the complaint breached their fiduciary duties, failed to properly supervise officers and agents of the Company and Community Bank, and permitted waste of corporate assets by allegedly permitting the subcontractor defendants to overcharge Community Bank in connection with the construction of two new Community Bank offices, and to perform the construction work without written contracts, budgets, performance guarantees and assurances of indemnification. In addition, the complaint alleges that Kennon R. Patterson, Sr., the Chairman, President and Chief Executive Officer of the Company, breached his fiduciary duties by allegedly permitting the two named subcontractors to overcharge for work performed on the two construction projects in exchange for allegedly discounted charges for work these subcontractors performed in connection with the construction of Mr. Patterson's residence. The complaint further alleges that the director defendants knew or should have known of this alleged arrangement between Mr. Patterson and the subcontractors. The complaint also alleges that Mr. Patterson, the Community Bank employee and the two subcontractor defendants made false representations and suppressed information about the alleged overcharges and arrangement between Mr. Patterson and the subcontractors. On August 15, 2000, the plaintiffs filed an amended complaint adding Andy C. Mann, a shareholder of the Company, as a plaintiff and adding a former director of the Company and Community Bank as a defendant. The amended complaint generally reiterates the allegations of the original complaint. In addition, the amended complaint alleges that Community Bank was overcharged on all construction projects from January 1997 to the present. The amended complaint also alleges that the defendants breached their fiduciary duties and are guilty of gross financial mismanagement, including allegations concerning the making or approval of certain loans and taking allegedly improper actions to conceal the fact that certain loans were uncollectible. On September 18, 2000 the plaintiffs filed a second amended complaint. The second amended complaint generally reiterates the allegations of the original and first amended complaints. In addition, the second amended complaint alleges that the plaintiffs were improperly denied their rights to inspect and copy certain records of the Company and Community Bank. The second amended complaint also alleges that the directors of the Company abdicated their roles as directors either by express agreement or as a result of wantonness and gross negligence. The second amended complaint asserts that the counts involving inspection of corporate records and director abdication are individual, nonderivative claims. The second amended complaint seeks, on behalf of the Company, an unspecified amount of compensatory damages in excess of $1 million, punitive damages, disgorgement of allegedly improperly paid profits and appropriate equitable relief. Upon motion of the defendants, the case was transferred to the state Circuit Court in Blount County, Alabama by order dated September 21, 2000, as amended on October 12, 2000. On August 24, 2000, the Board of Directors of the Company designated

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

the directors of the Company who serve on the joint investigative committee as a special litigation committee to investigate and evaluate the allegations and issues raised in this lawsuit and to arrive at such decisions and take such action as the special litigation committee deems appropriate. At a hearing on February 23, 2001 the court stayed discovery with respect to the Company, Community Bank and the directors, officers and employees of each until May 24, 2001, at which time the court expects to receive a report from the special litigation committee. Because the special litigation committee has not yet completed its investigation, and as a result of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations. Regardless of the outcome, however, this lawsuit could be costly, time-consuming and a diversion of management's attention.

On November 19, 1998, Mr. William Towns, a shareholder of the Company, filed a shareholder derivative action against the directors of the Company in the state Circuit Court of Blount County, Alabama. Mr. Towns amended his complaint on January 14, 1999 to add the Company and Community Bank as defendants in the action. On February 11, 1999, the complaint was again amended to add Mr. Pat Bellew and Mrs. Mary Bellew, who are also shareholders of the Company, as additional plaintiffs. The complaint alleged that the directors of the Company breached their fiduciary duty to the Company and its shareholders, engaged in fraud, fraudulent concealment, suppression of material fact and suppression of the plaintiff shareholders, failed to supervise management, and conspired to conceal wrongful acts from the Company's shareholders and paid themselves excessive director fees. The complaint also alleged that the Board of Directors acquiesced in mismanagement and misconduct by Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company, including alleged self dealing, payment of excessive compensation, misappropriation of corporate opportunities and misappropriation of funds. The complaint sought an unspecified amount of compensatory and punitive damages, removal of the current directors, appointment of a new Board of Directors, and attorneys fees and cost. On December 21, 1998, the Company and its directors filed a motion with the court seeking to have the complaint dismissed. On March 1, 1999, the Company's Board of Directors appointed a special Board committee comprised of non-employee directors of the Company, to review the plaintiffs' allegations in accordance with Delaware law. On April 6, 1999, each of the parties to the action requested that the court stay the litigation and related discovery, motions and hearings, pending completion of the special committee's review. On April 30, 1999, the court entered an order staying the litigation and related discovery, motions and hearing in accordance with the parties' request. On October 15, 1999, the special committee filed its final report with the court. On October 21, 1999, the parties forwarded to the court an agreed-upon order governing the confidentiality of the special committee's report, which the court entered on January 2, 2000. On August 3, 2000, the Company, Community Bank and the Company's directors filed a motion to stay the proceedings until the Company's and Community Bank's joint investigative committee had completed its investigation of the alleged construction overcharges discussed above. At the request of the Company and the other defendants in the action, the court continued a hearing on the motion to dismiss. On February 23, 2001, the court indicated that there was no reason to continue the stay of this action. The parties are awaiting a hearing on the defendants' motion to dismiss the case. Management of the Company believes that the plaintiffs' allegations are false and that the action lacks merit. The Company and its directors intend to defend the action vigorously, and management of the Company believes that the action will not have a material adverse

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

effect on the Company's financial condition or results of operations. Regardless of the outcome, however, this lawsuit could be costly, time consuming and a diversion of management's attention.

On September 14, 2000, another action was filed in the state Circuit Court of Blount County, Alabama, against the Company, Community Bank and certain directors and officers of the Company and Community Bank by seven shareholders of the Company alleging that the directors actively participated in or ratified the misappropriation of corporate income. The action was not styled as a shareholder derivative action. On January 3, 2001, the defendants filed a motion for summary judgment on the basis that these claims are derivative in nature and cannot be brought on behalf of individual shareholders. The court has not ruled on the motion. The Company and its directors believe that this lawsuit is without merit and intend to defend the action vigorously. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming and a diversion of management's attention.

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

On June 28, 2000, Community Bank filed an action in the United States District Court for the Northern District of Alabama against Carl Gregory Ford L-M, Inc., an automobile dealership located in Ft. Payne, Alabama, Carl Gregory and Doug Broaddus, the owners of the dealership, several employees and former employees of the dealership and Gerald Scot Parrish, a former employee of Community Bank, with respect to certain loans originated during 1998 in Community Bank's Wal-Mart office in Ft. Payne, Alabama. In the complaint Community Bank alleged that the defendants willingly and knowingly conducted, participated in, were employed by or associated with, or aided and abetted an enterprise within the meaning of the Racketeer Influenced and Corrupt Organizations Act (RICO) for the purpose of defrauding Community Bank. The complaint also asserted that the defendants committed fraud, misrepresentation and deceit by submitting to Community Bank and/or approving applications for automobile loans which contained false and/or fraudulent information for the purpose of deceiving, influencing and persuading Community Bank to provide loans to customers of the automobile dealership who were otherwise not qualified to receive such loans, and suppressed material facts regarding the veracity of information contained in loan applications and the ability of persons seeking the loans to repay them. Community Bank also alleged in the complaint that the automobile dealership is responsible for the acts of its officers, agents and employees, and that the dealership and its management failed to adequately train and/or supervise its employees. The complaint stated that the defendants participated in a conspiracy to violate RICO and Alabama statutes dealing with fraud, misrepresentation and suppression of material facts, and asserted civil liability under Alabama law for violation of federal statutes dealing with financial institution fraud, mail and wire fraud and making false statements for the purpose of influencing the actions of a financial institution upon an application or loan. On June 29, 2000 and August 31, 2000, the court granted Community Bank's motions to dismiss without prejudice two of the employees of the automobile dealership as defendants in the action. On September 13, 2000, the court granted Mr. Parrish's motion

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

to dismiss the complaint, but granted Community Bank 15 days to amend the complaint. On September 27, 2000, Community Bank filed an amended complaint which generally reiterated the allegations of the original complaint and added specific information concerning the allegedly fraudulent activity and the use of the United States mail, telephone and other wire transmissions in the conduct of such activity. On December 1, 2000, the court dismissed Community Bank's claims based upon mail and wire fraud in the amended complaint but otherwise denied Mr. Parrish's motion to dismiss the complaint. The defendants have filed answers to the amended complaint which generally deny the material allegations in the complaint and allege that any injury suffered by Community Bank was the result of the contributory negligence of Community Bank, its officers, employees and agents. In the lawsuit, Community Bank seeks damages of an unspecified amount to recover losses incurred in connection with the loans made at Community Bank's Wal-Mart office in Ft. Payne, Alabama, along with all costs associated with the lawsuit. Any amounts received by Community Bank as a result of this litigation will be treated as a recovery on loan losses.

On November 15, 2000, Michael W. Alred and Michael A. Bean, two former directors and executive officers of Community Bank, filed suit against Community Bank in the United States District Court for the Northern District of Alabama alleging that their employment was wrongfully terminated for allegedly providing information to bank regulatory and law enforcement authorities concerning possible violations of laws and regulations, gross mismanagement, gross waste of funds and abuse of authority by Community Bank, its directors, officers and employees. According to the complaint, the information which these two individuals provided to authorities concerned certain bank construction projects, specific loans, charge-offs, expenses and past due accounts. The complaint seeks reinstatement of the plaintiffs to their former positions as officers and directors of Community Bank as well as compensatory and punitive damages. Community Bank and its directors believe this lawsuit is without merit and intend to defend the action vigorously. Management of the Company believes that this action will not have a material adverse effect on the Company's financial condition or results of operations.

The Company and its subsidiaries are from time to time parties to other legal proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that no such proceedings, if resulting in an outcome unfavorable to the Company, will, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. Investments in state and municipal securities also involve governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in Note 4. The commitments to extend credit relate primarily to consumer cash lines which represented approximately $2,277,256 and $2,277,256 of the unused commitment balances at December 31, 2000 and 1999. All remaining commitments consist primarily of unused real estate commitment lines.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 14 - CONCENTRATIONS OF CREDIT

The Company maintains cash deposits, including certificates of deposit, with various commercial banks in Alabama. The total cash balances are insured by the FDIC up to $100,000. Total uninsured balances held at other commercial banks amounted to $15,474,227 and $14,205,879, at December 31, 2000 and 1999,
respectively.

In addition to cash deposits, Community Bank had $3,000,000 in unsecured federal funds sold to one of its correspondent banks at December 31, 2000.

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

Effective January 1, 1995, the Company established a nonqualified benefit plan for certain key executives called the Community Bancshares, Inc. Benefit Restoration Plan, the purpose of which is to provide the amount of the benefit which would otherwise be paid under the Company's Pension Plan but which cannot be paid under that plan due to the limitations imposed by the Internal Revenue Code of 1986, as amended.


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 15 - PENSION PLAN - CONTINUED

The following tables set forth the funding status and the amount recognized for both the Pension Plan and the Benefit Restoration Plan in the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income.

Pension Plan as of December 31:

                                                                   2000                 1999
                                                                -----------          -----------
Change in benefit obligation:
  Benefit obligation at beginning of year ..............        $ 5,279,613          $ 5,320,518
  Service cost .........................................            620,489              485,701
  Interest cost ........................................            446,220              366,805
  Amendments ...........................................                -0-                  -0-
  Actuarial (gain) or loss .............................            885,026             (733,903)
  Benefits paid ........................................           (200,459)            (159,508)
                                                                -----------          -----------
  Benefit obligation at end of year ....................        $ 7,030,889          $ 5,279,613
                                                                ===========          ===========

Change in plan assets:
  Fair value of plan assets at beginning of year .......        $ 4,983,127          $ 4,796,405
  Actual return on plan assets .........................            (66,986)             346,230
  Employer contribution ................................            438,244                  -0-
  Benefits paid from plan assets .......................           (200,459)            (159,508)
                                                                -----------          -----------
  Fair value of plan assets at end of year .............        $ 5,153,926          $ 4,983,127
                                                                ===========          ===========

Funded status of plan:
  Funded status of plan ................................        $(1,876,963)         $  (296,486)
  Unrecognized actuarial (gain) or loss ................          1,186,539             (294,873)
  Unrecognized prior service cost ......................             89,036              100,735
  Unrecognized transition asset ........................            (20,673)             (37,552)
                                                                -----------          -----------
    Accrued benefit cost ...............................        $  (622,061)         $  (528,176)
                                                                ===========          ===========
Weighted average rate assumptions used in
  determining pension cost and the projected
  benefit obligation were:
  Discount rate used to determine present value
    of projected benefit obligation at end of year .....               7.50%                8.00%
  Expected long-term rate of return on plan
    assets for the year ................................              10.00%               10.00%
  Expected rate of increase in future
    compensation levels ................................               6.00%                6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 15 - PENSION PLAN - CONTINUED

Pension plan net periodic benefit cost:

                                                   2000              1999              1998
                                                ---------         ---------         ---------
Service cost ...........................        $ 620,489         $ 485,701         $ 410,795
Interest cost ..........................          446,220           366,805           334,729
Expected return on plan assets .........         (529,400)         (470,474)         (395,136)
Amortization of prior service cost .....           11,699            11,699            11,699
Amortization of transitional asset .....          (16,879)          (16,879)          (16,879)
Recognized actuarial loss ..............              -0-               -0-               -0-
                                                ---------         ---------         ---------
Net periodic benefit cost ..............        $ 532,129         $ 376,852         $ 345,208
                                                =========         =========         =========


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 15 - PENSION PLAN - CONTINUED

Benefit Restoration Plan as of December 31:

                                                                     2000                   1998
                                                                --------------         --------------
Change in benefit obligation:
  Benefit obligation at beginning of year ..............        $    2,082,163         $    1,188,395
  Service cost .........................................               141,048                 85,940
  Interest cost ........................................               170,368                 96,712
  Amendments ...........................................                   -0-                    -0-
  Actuarial loss .......................................               284,587                711,116
  Benefits paid ........................................                   -0-                    -0-
                                                                --------------         --------------
  Benefit obligation at end of year ....................        $    2,678,166         $    2,082,163
                                                                ==============         ==============

Change in plan assets:
  Fair value of plan assets at beginning of year .......        $          -0-         $          -0-
  Actual return on plan assets .........................                   -0-                    -0-
  Employer contribution ................................                   -0-                    -0-
  Benefits paid from plan assets .......................                   -0-                    -0-
                                                                --------------         --------------
  Fair value of plan assets at end of year .............        $          -0-         $          -0-
                                                                ==============         ==============

Funded status of plan:
  Funded status of plan ................................        $   (2,678,166)        $   (2,082,163)
  Unrecognized actuarial loss ..........................             1,298,222              1,077,383
  Unrecognized prior service cost ......................               133,346                168,253
  Unrecognized transition (asset) or obligation ........                   -0-                    -0-
                                                                --------------         --------------
  Accrued benefit cost .................................         $  (1,246,598)        $     (836,527)
                                                                ==============         ==============

Weighted average rate assumptions used in
  determining pension cost and the projected
  benefit obligation were:
  Discount rate used to determine present value
    of projected benefit obligation at end of year .....                 7.50%                   8.00%
  Expected long-term rate of return on plan
    assets for the year ................................                10.00%                  10.00%
  Expected rate of increase in future
    compensation levels ................................                 6.00%                   6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 15 - PENSION PLAN - CONTINUED

Benefit Restoration plan net periodic benefit cost:

                                                                        2000            1999              1998
                                                                    -------------    ------------    -------------
    Service cost................................................    $     141,048    $     85,940    $       68,927
    Interest cost...............................................          170,368          96,712            74,466
    Expected return on plan assets..............................              -0-             -0-               -0-
    Amortization of prior service cost..........................           34,907          34,907            34,907
    Amortization of transitional (asset) or obligation..........              -0-             -0-               -0-
    Recognized actuarial loss...................................           63,748          38,399            25,967
                                                                    -------------    ------------    --------------
    Net periodic benefit cost...................................    $     410,071    $    255,958    $      204,267
                                                                    =============    ============    ==============

NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions to the ESOP are made at the discretion of the Company's Board of Directors, but may not be less than the amount required to cover the debt service on the ESOP loan. Employer contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Code imposes a limit ($170,000 in 2000) on the amount of compensation which may be considered under the plan.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 31, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This debt, in the original amount of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due upon that date. The initial principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principle and interest payments. At December 31, 2000, the monthly payment was $33,852. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. As of December 31, 2000, there were 199,877 unreleased shares with a fair value, based on an independent valuation of $18 per share, of approximately $3,597,786. These shares are subtracted from outstanding shares for earnings per share calculations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN - CONTINUED

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statement and reduce its stockholders' equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($251,976, $237,589 and $165,808 in 2000, 1999 and 1998, respectively)
is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants.

At December 31, 2000 and 1999, the Company's financial statements reflected long-term debt related to the ESOP of $2,606,224 and $2,788,442, respectively. The corresponding contra-equity account was $2,574,002 at December 31, 2000 and $2,788,442 at December 31, 1999.

Company contributions to the ESOP amounted to $568,346, $452,739 and $316,008 for 2000, 1999 and 1998, respectively.

NOTE 17 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Dividends paid by Community Bank are the primary source of funds available to the Company for debt repayment, payment of dividends to its stockholders and other needs. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under Alabama law, the approval of the Alabama Superintendent of Banks is required to pay dividends in excess of the Bank's net earnings for the current year plus retained net earnings for the preceding two years less any required transfers to surplus. Under these guidelines, Community Bank could not have declared or paid any dividend at December 31, 2000, without prior approval of the state regulatory authorities.


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Community Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2000, under applicable banking regulations, the Company and Community Bank, were considered well capitalized compared to both being classified as adequately capitalized at year-end 1999. The Company is entitled to treat the aggregate liquidation amount of the junior subordinated deferrable interest debentures, purchased by Community (AL) Capital Trust I, as Tier I capital under Federal Reserve guidelines. At December 31, 2000, the aggregate liquidation amount of the debentures included in Tier I capital was $10,000,000. (See Note 8)

Community Bank's allowance for loan losses, limited to 1.25% of risk weighted assets, is a component of Tier II capital under capital adequacy guidelines. Due to the significant increase in the allowance for loan losses during 2000, this Tier II component contributed to the increases in the Company's and Community Bank's capital ratios. The amount of the allowance for loan losses included in Tier II capital at December 31, 2000 was $6,386,034 for the Company and $6,356,770 for Community Bank, compared to $2,603,128 for the both the Company and Community Bank at December 31, 1999.


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 18 - REGULATORY CAPITAL - CONTINUED

The following table sets forth the actual capital ratios at December 31, 2000 and 1999, for the Company and the Bank, as well as the minimum total risk-base, Tier 1 risked based and Tier 1 leverage ratios required to be classified as adequately capitalized and well capitalized.

                                                                    For Capital                  To Be
                                              Actual             Adequacy Purposes         Well Capitalized
                                       ---------------------    ---------------------    ---------------------
                                        Amount        Ratio      Amount        Ratio      Amount        Ratio
                                       --------      -------    --------      -------    --------      -------
                                                               (Dollars In Thousands)
AS OF DECEMBER 31, 2000:
 TOTAL CAPITAL
   (TO RISK WEIGHTED ASSETS):
   CONSOLIDATED                        $ 53,746       10.54%    $ 40,813        8.00%    $ 51,016       10.00%
   COMMUNITY BANK                        52,763       10.39       40,623        8.00       50,779       10.00

 TIER 1 CAPITAL
   (TO RISK WEIGHTED ASSETS):
   CONSOLIDATED                        $ 45,956        9.01%    $ 20,406        4.00%    $ 30,610        6.00%
   COMMUNITY BANK                        46,406        9.14       20,312        4.00       30,467        6.00

 TIER 1 CAPITAL
   (TO AVERAGE ASSETS):
   CONSOLIDATED                        $ 45,956        6.44%    $ 28,539        4.00%    $ 35,674        5.00%
   COMMUNITY BANK                        46,406        6.54       28,375        4.00       35,469        5.00


                                                                    For Capital                  To Be
                                              Actual             Adequacy Purposes         Well Capitalized
                                       ---------------------    ---------------------    ---------------------
                                        Amount        Ratio      Amount        Ratio      Amount        Ratio
                                       --------      -------    --------      -------    --------      -------
                                                               (Dollars In Thousands)
As of December 31, 1999:
 Total Capital
   (to Risk Weighted Assets):
   Consolidated                        $ 44,067        9.37%    $ 37,624        8.00%    $ 47,031       10.00%
   Community Bank                        46,192        9.87       37,437        8.00       46,797       10.00

 Tier 1 Capital
   (to Risk Weighted Assets):
   Consolidated                        $ 39,976        8.50%    $ 18,812        4.00%    $ 28,218        6.00%
   Community Bank                        43,589        9.31       18,719        4.00       28,078        6.00

 Tier 1 Capital
   (to Average Assets):
   Consolidated                        $ 39,976        6.39%    $ 25,024        4.00%    $ 32,280        5.00%
   Community Bank                        43,589        6.97       25,030        4.00       31,288        5.00

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

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

The following is a summary of the components of other comprehensive income:

                                                                         Year Ended December 31,
                                                                 ---------------------------------------
                                                                    2000          1999           1998
                                                                 ----------    -----------     ---------
Unrealized holding gains (losses) arising during period
  before income tax and reclassification adjustments ........    $3,421,991    $(3,314,131)    $ 488,059

Reclassification adjustments for net (gains) losses
  included in net income ....................................         4,587       (179,303)     (465,982)
                                                                 ----------    -----------     ---------

Other comprehensive income (loss), before income tax ........     3,417,404     (3,493,434)       22,077

Income tax expense (benefit) related to other
  comprehensive income ......................................     1,366,962     (1,397,374)        8,831
                                                                 ----------    -----------     ---------

Other comprehensive income (loss), net of income tax ........    $2,050,442    $(2,096,060)    $  13,246
                                                                 ==========    ===========     =========

NOTE 20 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Bank during 2000 and 1999. Except as noted below, all such loans are made in the ordinary course of business on substantially the same credit terms, including interest rates and collateral and do not represent more than a normal risk of collection or present other unfavorable features. Total loans to these persons at December 31, 2000 and 1999 amounted to approximately $14,034,000 and $8,779,000, respectively. An analysis of activity during 2000 in loans to related parties resulted in additions of approximately $10,105,000, representing new loans, reductions of approximately $7,644,000, representing payments, and an increase of approximately $2,794,000, representing a change in the composition of related parties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 20 - RELATED PARTY TRANSACTIONS - CONTINUED

The Company, through Community Bank, its wholly owned subsidiary, offers all regular full-time employees, including executive officers, loans at interest rates which are 1% below the prevailing market rate. As of December 31, 2000, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interests, had loans outstanding pursuant to this policy with total indebtedness of approximately $3,024,000.

The Company, through Community Bank, also offers first mortgage real estate loans on the primary residence, at a rate of 5%, to employees who are required to relocate in the course of their employment. As of December 31, 2000, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interests, had relocation loans outstanding with total indebtedness of approximately $1,807,000.

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

The Company previously reported as a related party transaction the arrangement whereby Community Bank loaned $4,184,051 to REM, LLC, an Alabama limited liability company of which a former director of Community Bank was a member, to fund the purchase from Community Bank of the real property in which Community Bank's Hamilton, Alabama office is located. As a result of this individual ceasing to serve as a director of Community Bank in October 2000, this loan is no longer considered a related party transaction.

Maintenance Contract: The Bank had no service contracts during 2000 with Heritage Valley Farms, an unincorporated business owned by Kennon R. Patterson, Sr., a director and officer of the Company. Heritage Valley Farms did perform upkeep and maintenance of the external grounds for five of the Bank's locations for the entire year of 1999. External grounds upkeep and maintenance was also performed for most of 1999 for five additional Bank locations and two 1st Community Credit Corporation locations. Maintenance expense under this contract amounted to $62,323 and $51,465 for the years ended December 31, 1999 and 1998 respectively, a monthly average of $588 and $468 per location.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 20 - RELATED PARTY TRANSACTIONS - CONTINUED

Interior Design: The Company and the Bank, including the Bank's subsidiaries, have used the services of Heritage Interiors, a decorating and design firm owned and operated by the wife of Kennon R. Patterson, Sr., a director and officer of the Company, for the interior design, furniture, appliances, fixtures, hardware, carpets, wall coverings, paint, drapes and accessories for new facilities and similar work associated with the renovation of existing locations. At the request of Mrs. Patterson in January 2000, the Company's contract with Heritage Interiors was canceled, but at the Board of Directors' request, Mrs. Patterson agreed to complete projects then pending. During 2000, Heritage Interiors was paid $145,038 in connection with the completion of the Boaz and Hamilton, Alabama banks. In addition, Community Bank paid Heritage Interiors $41,827 in connection with the completion of the renovation of the first floor of the headquarters building and the furnishings and decorating of three departments at the headquarters complex in Blountsville, Alabama. Additional payments totaling $25,064 were made to Heritage Interiors during 2000 in connection with 21 other banking locations and the parent company. 1st Community Credit Corporation paid Heritage Interiors $22,003 for the furnishings and decorating in connection with the relocation of its Hartselle, Alabama office and $4,845 in connection with the remodeling of its Albertville, Alabama office. Additional payments totaling $7,317 were made to Heritage Interiors during 2000 in connection with nine other finance company locations. Community Insurance Corp. paid Heritage Interiors $156,158 during 2000 for furnishings and decorating in connection with the renovation of its Huntsville, Alabama office. In addition, payments totaling $4,848 were made to Heritage Interiors during 2000 for furnishings at the Oneonta, Alabama insurance office. Total payments to Heritage Interiors in 2000 were $407,100. All pending projects were completed prior to year-end 2000.

During 1999, Heritage Interiors was paid $262,912 in connection with the opening of the Boaz, Alabama bank and the opening and completion of the Demopolis, Alabama bank. The Bank also paid Heritage Interiors $279,026 in connection with the renovation and expansion of its new permanent location in Fite House located in Hamilton, Alabama. As a result of being listed on the state and national register of historical places, a portion of the cost associated with furnishing and decorating the Fite House was to preserve the architectural style and historical significance of the building. The Bank also paid Heritage Interiors $120,080 during 1999 in connection with the renovation of three offices furnished to the Bank's Area Executive Vice Presidents and the first floor of the Company's headquarters building. Additional payments totaling $16,121 were made to Heritage Interiors during 1999 in connection with 24 other banking offices. 1st Community Credit Corporation paid Heritage Interiors $23,835 for furnishings and decorating associated with the opening of its new office in Oneonta, Alabama and $7,469 in connection with their location of its office in Hartselle, Alabama. 1st Community Credit Corporation also paid Heritage Interiors $78,632 during 1999 in connection with the renovation of five of its offices located in Boaz, Gadsden, Huntsville, Ft. Payne and Jasper, Alabama. Additional payments totaling $12,931 were made to Heritage Interiors by 1st Community Credit Corporation during 1999, relating to the other five locations and its administrative offices. The Company, Community Insurance Corp. and Southern Select Insurance, Inc. made payments totaling $35,848 to Heritage Interiors for various services rendered during 1999. Total payments to Heritage Interiors in 1999 were $836,854.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 20 - RELATED PARTY TRANSACTIONS - CONTINUED

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

Accounting Services: The Company has engaged the accounting firm of Schauer, Taylor, Cox, Vise and Morgan, P.C. to perform certain accounting services. Doug Schauer, a member of the firm, is Kennon R. Patterson, Sr.'s son-in-law. Other than preparing work papers during the first quarter of 2000 for the Company's independent auditors in connection with the Company's 1999 external audit, services performed by Schauer, Taylor, Cox, Vise and Morgan, P.C. for the Company in 2000 have been limited to preparation of the Company's quarterly tax accruals, preparation and filing the Company's federal and state tax returns and consultation regarding interpretation and application of accounting standards. In the future, management anticipates using Schauer, Taylor, Cox, Vise and Morgan P.C. primarily for tax-related matters. During 1999 and 1998, services performed by Schauer, Taylor, Cox, Vice and Morgan, P.C., included the review of work papers and reports prepared by Community Bank's internal audit department, preparation of work papers for the Company's independent auditors in connection with the Company's external audits, preparation and filing the Company's federal and state tax returns and consultation regarding interpretation and application of accounting standards. The Company and its subsidiaries paid Schauer, Taylor, Cox, Vise and Morgan, P.C. $117,898, $143,000, and $134,000 for services rendered during 2000, 1999 and 1998, respectively.

Leases: In June 2000, Community Bank entered into a lease agreement, as the tenant, with Debter Properties, LLC, an Alabama limited liability company, pursuant to which Community Bank leased the real property in which Community Bank's Boaz, Alabama office is located. Mr. Glynn Debter, a director of the Company is a member of Debter Properties, LLC. In connection with the lease agreement, Community Bank loaned funds to Debter Properties, LLC to finance its purchase of the real property from Community Bank. The term of the lease is 20 years; provided, however, that in no event shall the term of the lease expire prior to the time when the loan obtained by the lessor to purchase the leased property is paid in full. The monthly rent on this lease is an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Because the interest rate on the loan used to purchase the property adjusts with fluctuation in the prime rate, the monthly lease payments are subject to change. At December 31, 2000, the amount of the monthly rental payment was $15,821. Lease payments to Debter Properties, LLC during 2000 totaled approximately $110,746. In addition, Community Bank agreed to pay the lessor an additional sum to be adjusted periodically to coincide with the cost to the lessor of the real estate taxes and other items and insurance. Community Bank is responsible for maintenance, repairs and utilities for the real property. Community Bank is also responsible for maintaining fire and extended coverage and general liability insurance coverage for the real property. The Company has the option to purchase the leased premises from the lessor at any time during the term of the lease for an amount equal to the lessor's cost in acquiring and/or constructing such leased premises. In an Addendum to the Lease Agreement and Loan Agreement, dated June 1, 2000, Community Bank agreed to maintain and continue in force fire and extended coverage

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 20 - RELATED PARTY TRANSACTIONS - CONTINUED

insurance and general liability insurance upon the leased premises. In return, the lessor agreed to reimburse Community Bank on a quarterly basis the amount of the insurance premium which is included in payments made by Community Bank under the lease.

NOTE 21 - LEASES

The Company has a number of operating lease agreements, involving land and buildings. The operating leases are noncancellable and expire on various dates through the year 2018. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. Options to purchase are also included in some leases. For the years ended December 31, 2000, 1999, and 1998, rental expense for operating leases was approximately $523,524, $687,994 and $539,655, respectively.

During 2000, Community Bank entered into sale/leaseback arrangements on its Hamilton, Alabama and Boaz, Alabama bank locations. Due to the structure of these transactions, the leases qualified and are accounted for under capitalized lease rules.

In May 2000, Community Bank entered into a lease agreement, as the tenant, with REM, LLC, an Alabama limited liability company of which a former director of Community Bank was a member, pursuant to which Community Bank leased the real property on which Community Bank's Hamilton, Alabama office is located. This individual ceased to serve as a director of Community Bank in October 2000. In connection with the lease agreement, Community Bank loaned funds to REM, LLC to finance its purchase of the real property from Community Bank. The term of the lease is 30 years; provided, however, that in no event shall the term of the lease expire prior to the time when the loan obtained by the lessor to purchase the leased property is paid in full. The monthly rent on this lease is an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Because the interest rate on the loan used to purchase the property adjusts with fluctuations in the prime rate, the monthly lease payments are subject to change. At December 31, 2000, the amount of the monthly lease payment was $35,209. Lease payments made to REM, LLC during 2000 totaled approximately $246,465. In addition, Community Bank agreed to pay the lessor an additional sum to be adjusted periodically to coincide with the cost to the lessor of the real estate taxes and other items and insurance. Community Bank is responsible for maintenance, repairs and utilities for the real property. Community Bank is also responsible for maintaining fire and extended coverage and general liability insurance coverage for the real property. The Company has the option to purchase the leased premises from the lessor at any time during the term of the lease for an amount equal to the lessor's cost in acquiring and/or constructing such leased premises. In an Addendum to the Lease Agreement and Loan Agreement, dated May 31, 2000, Community Bank agreed to maintain and continue in force fire and extended coverage insurance and general liability insurance upon the leased premises. In return, the lessor agreed to reimburse Community Bank on a quarterly basis the amount of the insurance premium which is included in payments made by Community Bank under the lease.

In June 2000, Community Bank entered into a lease agreement, as the tenant, with Debter Properties, LLC, an Alabama limited liability company of which a director of the Company is a member, pursuant to which Community Bank leased the real property in which Community Bank's Boaz, Alabama office is located. In

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 21 - LEASES - CONTINUED

connection with the lease agreement, Community Bank loaned funds to Debter Properties, LLC to finance its purchase of the real property from Community Bank. The term of the lease is 20 years; provided however that in no event shall the term of the lease expire prior to the time when the loan obtained by the lessor to purchase the leased property is paid in full. The monthly rent on this lease is an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Because the interest rate on the loan used to purchase the property adjusts with fluctuation in the prime rate, the monthly lease payments are subject to change. At December 31, 2000, the amount of the monthly lease payment was $15,821. Lease payments to Debter Properties, LLC during 2000 totaled approximately $110,746. In addition, Community Bank agreed to pay the lessor an additional sum to be adjusted periodically to coincide with the cost to the lessor of the real estate taxes and other items and insurance. Community Bank is responsible for maintenance, repairs and utilities for the real property. Community Bank is also responsible for maintaining fire and extended coverage and general liability insurance coverage for the real property. The Company has the option to purchase the leased premises from the lessor at any time during the term of the lease for an amount equal to the lessor's cost in acquiring and/or constructing such leased premises. In an Addendum to the Lease Agreement and Loan Agreement, dated June 1, 2000, Community Bank agreed to maintain and continue in force fire and extended coverage insurance and general liability insurance upon the leased premises. In return, the lessor agreed to reimburse Community Bank on a quarterly basis the amount of the insurance premium which is included in payments made by Community Bank under the lease.

Future minimum lease payments for all leases at December 31, 2000 are as follows:

                                 Operating     Capitalized
                                -----------    -----------
Years Ending December 31,
2001 .......................    $   393,051    $   612,363
2002 .......................        248,233        612,363
2003 .......................        147,396        612,363
2004 .......................         92,700        612,363
2005 .......................         19,200        613,363
Thereafter .................        272,800     13,002,305
                                -----------    -----------
Total minimum lease payments    $ 1,173,380    $16,064,120
                                ===========    ===========

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

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 22 - BUSINESS COMBINATIONS - CONTINUED

Effective August 1, 1997, Community Insurance Corp., a subsidiary of Community Bank, acquired a controlling interest in Southern Select Insurance, Inc., a property and casualty insurance general agency located in Birmingham, Alabama. Community Insurance Corp. paid $382,564 for 51% of the common stock of Southern Select Insurance, Inc., paying a premium of $344,341. On April 1, 1998, Southern Select Insurance, Inc. became a wholly owned subsidiary of Community Insurance Corp. as a result of Community Insurance Corp. acquiring the remaining 49% of the common stock of Southern Select Insurance, Inc. in exchange for a combination of cash and shares of the Company's common stock, totaling $383,014. The entire amount was recorded as an intangible. The effect of this business combination was not material to the consolidated financial statements of the Company for periods prior to the date of acquisition.

On April 1, 1998, Community Insurance Corp. established an office in Oneonta, Alabama through the acquisition of 100% of the common stock of the Murphree Insurance Agency. Community Insurance Corp. exchanged a combination of cash and shares of the Company's common stock, totaling $375,000, acquiring $7,884 in fixed assets and paying a premium of $367,116. This transaction was not material to the financial statements of the Company for periods prior to the acquisition date. In November 2000, the original owner of the Murphree Insurance Agency, in exchange for shares of the common stock of Community Bancshares, Inc. totaling $120,006 and a promissory note in the amount of $100,000 payable to Community Insurance Corp., purchased certain assets and assumed certain liabilities of Community Insurance Corp.'s Oneonta, Alabama office. The promissory note is payable in monthly installments over 15 years and bears a fixed interest rate of 6% per annum. The net loss recorded by Community Insurance Corp. as a result of this transaction was approximately $47,045.

Also effective April 1, 1998, Community Insurance Corp. established an office in Graysville, Alabama as a result of the acquisition of the Chafin Insurance Agency. Community Insurance Corp. exchanged a combination of cash and shares of the Company's common stock, totaling $700,000, acquiring $62,488 in assets and paying a premium of $637,512. This transaction was not material to the financial statements of the Company for periods prior to the acquisition date. In November 2000, the original owners of the Chafin Insurance Agency, in exchange for shares of the common stock of Community Bancshares, Inc. totaling $276,762 and a promissory note in the amount of $220,000 payable to Community Insurance Corp., purchased certain assets and assumed certain liabilities of Community Insurance Corp.'s Graysville, Alabama office. The promissory note is payable in monthly installments over 10 years and bears a fixed interest rate of 6% per annum. The net loss recorded by Community Insurance Corp. as a result of this transaction was approximately $193,300.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 22 - BUSINESS COMBINATIONS - CONTINUED

On June 1, 1999, Community Insurance Corp., established an office in Huntsville, Alabama through the acquisition of certain assets and the assumption of certain liabilities of Cummings, Gazaway, Gardner, and Pate, Inc., a Huntsville-based insurance company. Community Insurance Corp. agreed to pay cash totaling $1,600,000 over five years, subject to adjustment based on revenues of the acquired agency. As a result of this acquisition, Community Insurance Corp. acquired $759,310 in premises, furniture and equipment and $229,626 in accounts receivable, assumed accounts payable of $233,916 and paid a premium of $844,980. This transaction was not material to the financial statements of the Company and therefore required no restatement of the Company's financial statements for periods prior to the acquisition date.

All business combinations were accounted for using the purchase method of accounting for business combinations.

NOTE 23 - OTHER SHORT-TERM BORROWINGS

Other short-term borrowings at December 31, 2000 and 1999 consisted of the U.S. Treasury Tax and Loan Note Option account, and securities sold under agreements to repurchase. The Company had no federal funds purchased or overnight funds purchased from FHLB-Atlanta at December 31, 2000 and 1999.

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                  2000          1999
                                                               -----------    --------
Average balance during the year...........................     $   818,345    $ 558,551
Average interest rate during the year.....................            6.17%        5.08%
Maximum month-end balance during the year.................     $ 1,072,219      381,658


U.S. government and agency securities underlying the agreements at year-end:

                                                                   2000            1999
                                                               ------------    ------------
Carrying Value............................................     $  1,018,419    $    996,237
Estimated Fair Value......................................        1,010,412         996,633
Accrued Interest Receivable...............................           63,363          19,008


Securities sold under agreements to repurchase are generally treated as collateralized financing transactions. It is the Company's policy to deliver underlying securities to custodian accounts for customers.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

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

FHLB Borrowings, Long-term Debt and Capital Securities: The fair value of the Company's fixed rate borrowings are estimated using discounted cash flows, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowing approximates their fair values.

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


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 are as follows:

                                                               2000                              1999
                                                  -----------------------------     -------------------------------
                                                    Carrying           Fair           Carrying            Fair
                                                     Amount           Value            Amount             Value
                                                  -------------   -------------     -------------    --------------
                                                           (in Thousands)                    (in Thousands)
  FINANCIAL ASSETS:
    Cash and short-term investments.........      $      26,707   $      26,707     $      27,498    $       27,498
    Federal funds sold......................              3,000           3,000
    Investment securities...................            101,570         101,570            96,847            96,847
    Loans...................................            528,316                           498,726               -0-
    Less: allowance for loan losses.........              7,107                             2,603               -0-
                                                  -------------                     -------------
    Net Loans...............................            521,209         519,754           496,123           493,121
                                                  -------------   -------------     -------------    --------------

    TOTAL FINANCIAL ASSETS..................      $     652,486   $     651,031     $     620,468    $      617,466
                                                  =============   =============     =============    ==============

  FINANCIAL LIABILITIES:
    Deposits................................      $     600,901   $     604,172     $     573,261    $      574,097
    Short-term borrowings...................              2,265           2,265             2,494             2,494
    FHLB borrowings.........................             38,000          37,067            40,000            37,478
    Long-term debt..........................              5,675           5,586             6,637             6,645
    Guaranteed preferred beneficial interest
      in the Company's junior subordinated
      deferrable interest debentures........             10,000          10,756               -0-               -0-
                                                  -------------   -------------     -------------    --------------

    TOTAL FINANCIAL LIABILITIES.............      $     656,841   $     659,846     $     622,392    $      620,714
                                                  =============   =============     =============    ==============

  UNRECOGNIZED FINANCIAL INSTRUMENTS:
    Commitments to extend credit............      $         -0-   $      19,868     $         -0-    $       18,165
    Standby letters of credit...............                -0-             978               -0-             1,235
                                                  -------------   -------------     -------------    --------------

    TOTAL UNRECOGNIZED
      FINANCIAL INSTRUMENTS.................      $         -0-   $      20,846     $         -0-    $       19,400
                                                  =============   =============     =============    ==============


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 25 - CONDENSED PARENT COMPANY INFORMATION

STATEMENTS OF FINANCIAL CONDITION

                                                                                              December 31,
                                                                                   --------------------------------
                                                                                         2000              1999
                                                                                   --------------    --------------

  ASSETS
    Cash and due from banks.....................................................   $    3,573,341    $    1,475,219
    Investment in subsidiaries (equity method) -
     eliminated upon consolidation..............................................       51,950,325        48,089,079
    Premises and equipment, net.................................................           22,779            82,305
    Intangibles, net............................................................          920,178         1,003,489
    Deferred tax assets.........................................................          825,817            33,421
    Refundable Income taxes-current.............................................        1,793,397         1,081,964
    Other assets................................................................          806,171           375,611
                                                                                   --------------    --------------

          TOTAL ASSETS..........................................................   $   59,892,008    $   52,141,088
                                                                                   ==============    ==============



LIABILITIES AND SHAREHOLDERS' EQUITY
    Long-term debt..............................................................   $    5,675,204    $    6,637,162
    Guaranteed preferred beneficial interest in the Company's
        junior subordinated deferrable interest debentures......................       10,310,000               -0-
    Other liabilities...........................................................        2,320,266         1,028,550
                                                                                   --------------    --------------
          TOTAL LIABILITIES.....................................................       18,305,470         7,665,712

          TOTAL SHAREHOLDERS' EQUITY............................................       41,586,538        44,475,376
                                                                                   --------------    --------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................   $   59,892,008    $   52,141,088
                                                                                   ==============    ==============


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 25 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF INCOME

                                                                                      Years Ended December 31,
                                                                      ---------------------------------------------------
                                                                          2000               1999                 1998
                                                                      -----------         -----------         -----------
  INCOME
    From subsidiaries - eliminated upon consolidation
     Dividends ...............................................        $ 4,878,562         $ 3,702,566         $ 3,017,970
     Management fees .........................................            300,000             600,000             600,000
     Interest ................................................            169,455              51,578              22,222
     Other Income ............................................             27,759               3,620               3,740
                                                                      -----------         -----------         -----------
                                                                        5,375,776           4,357,764           3,643,932
                                                                      -----------         -----------         -----------
  EXPENSES
    Salaries and employee benefits ...........................          2,193,107           1,857,053           1,751,593
    Interest .................................................          1,433,404             320,895             400,079
    Other expenses ...........................................          1,340,281           1,692,028             666,862
                                                                      -----------         -----------         -----------
                                                                        4,966,792           3,869,976           2,818,534
                                                                      -----------         -----------         -----------
Income/(loss) before income taxes and equity in
    undistributed earnings of subsidiaries ...................            408,984             487,788             825,398
 Income tax benefit ..........................................         (1,506,160)         (1,059,075)           (753,387)
                                                                      -----------         -----------         -----------

Income before equity in undistributed earnings/(loss)
    of subsidiaries ..........................................          1,915,144           1,546,863           1,578,785
 Equity in undistributed earnings/(loss) of subsidiaries .....         (4,130,075)            111,247           2,000,708
                                                                      -----------         -----------         -----------

             NET INCOME/(LOSS) ...............................        $(2,214,931)        $ 1,658,110         $ 3,579,493
                                                                      ===========         ===========         ===========




              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 25 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31,
                                                                         ------------------------------------------------------
                                                                             2000                 1999                  1998
                                                                         ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss) .............................................        $ (2,214,931)        $  1,658,110         $  3,579,493
  Adjustments to reconcile net income/(loss) to net
    cash provided by operating activities:
     Equity in undistributed income of subsidiaries .............           4,130,075             (111,247)          (2,000,708)
     Provision for depreciation, amortization and accretion .....             108,362               94,629              118,571
     Increase in other assets ...................................          (1,547,353)            (191,731)            (378,456)
     Increase in other liabilities ..............................           1,291,716               86,792              271,490
                                                                         ------------         ------------         ------------
          NET CASH PROVIDED BY
                OPERATING ACTIVITIES ............................           1,767,869            1,536,553            1,590,390
                                                                         ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of securities available for sale .......                 -0-                  -0-              822,713
  Increase in interest-bearing deposits with banks ..............                 -0-                  -0-                  -0-
  Proceeds from sale of assets ..................................              33,431               15,599                  -0-
  Capitalization of subsidiaries ................................          (5,940,879)                 -0-           (7,500,000)
Capital expenditures ............................................                 -0-              (28,538)             (34,543)
                                                                         ------------         ------------         ------------
          NET CASH (USED IN) PROVIDED BY
                INVESTING ACTIVITIES ............................          (5,907,448)             (12,939)          (6,711,830)
                                                                         ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ...................................            (961,958)            (775,764)            (770,226)
  Issuance of guaranteed preferred beneficial interest in
    Company's junior subordinated deferrable interest
    Debentures ..................................................          10,310,000                  -0-                  -0-
  Issuance of common stock ......................................             222,804              312,889           10,634,552
  Cash dividends ................................................          (3,333,145)          (2,788,754)          (2,031,608)
                                                                         ------------         ------------         ------------
          NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES ............................           6,237,701           (3,251,629)           7,832,718
                                                                         ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents ............           2,098,122           (1,728,015)           2,711,278

Cash and due from banks at beginning of year ....................           1,475,219            3,203,234              491,956
                                                                         ------------         ------------         ------------

CASH AND DUE FROM BANKS AT END OF YEAR ..........................        $  3,573,341         $  1,475,219         $  3,203,234
                                                                         ============         ============         ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 25 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

                                                                                           Years Ended December 31,
                                                                         ------------------------------------------------------
                                                                             2000                 1999                  1998
                                                                         ------------         ------------         ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during the year for:
    Interest....................................................         $  1,791,212         $    317,671         $   402,209
    Income taxes................................................             (126,972)          (1,019,219)           (780,000)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Upon the pledging of purchased shares to obtain additional ESOP debt of $1,076,958 on December 1, 1998 and $1,260,007 on May 17, 1996 long-term debt was increased and equity was decreased. The debt was reduced and shares were released by $182,218, $155,790 and $135,628, respectively, during each of the years ended December 31, 2000, 1999 and 1998 as a result of payments made by the Company's ESOP on the outstanding ESOP debt.





              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 26 - SUBSEQUENT EVENTS



On April 9, 2000, the Company's Board of Directors entered into a memorandum of understanding (the "Memorandum") with the Federal Reserve Bank of Atlanta (the "Reserve Bank"), which outlines actions to be taken by the Company to address concerns identified by the Reserve Bank. In the Memorandum, the Company agreed that, without the prior written approval of the Reserve Bank, it would not declare or pay any dividends, repurchase shares of its common stock, incur any additional indebtedness, alter the terms of existing indebtedness or increase the amount of management fees paid to the Company by Community Bank. In addition, the Company agreed to maintain a quarterly Tier I leverage ratio (the ratio of Tier I capital to average assets, less goodwill) of at least 6.5% during the period in which the Memorandum is in effect, and to periodically update the Company's plan for maintaining capital and earnings at adequate levels. The Company also agreed to establish by June 8, 2001, a policy that provides for target levels of capital and guidelines for payment of dividends and a plan to strengthen the Company's internal audit program. The Company further agreed that a committee of non-employee directors of the Company will review and report by June 8, 2001 on the appropriateness of the compensation provided under the employment agreement of Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company. In addition, the Company is to provide the Reserve Bank by May 9, 2001 with a contingency plan for conserving or raising cash and information about loans extended by Community Bank to facilitate purchases of the Company's common stock, and to periodically provide the Reserve Bank with certain financial and other information and a report of actions taken by the Company to ensure compliance with the Memorandum. Management of the Company cannot currently estimate the period during which the Company will remain subject to the terms of the Memorandum, or the effect of the Memorandum on the Company's financial condition, liquidity and results of operations.





              [The remainder of this page intentionally left blank]

                          QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 2000 and 1999 follows:

                                                       First            Second            Third             Fourth
                                                      Quarter           Quarter          Quarter           Quarter
                                                     ---------         ---------        ---------         ---------
                                                                    (In Thousands Except Per Share Data)
2000:
TOTAL INTEREST INCOME .......................        $  14,315         $  15,223        $  15,825         $  15,712
TOTAL INTEREST EXPENSE ......................            7,465             8,440            8,900             9,051
PROVISION FOR LOAN LOSSES ...................            1,008             1,329            4,619             2,333
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES .................            5,842             5,454            2,306             4,829
INVESTMENT SECURITIES GAINS (LOSSES) ........              (27)              -0-               45               (13)
TOTAL NONINTEREST INCOME ....................            2,522             2,638            2,512             2,229
TOTAL NONINTEREST EXPENSE ...................            7,669             7,694            7,749             8,644
INCOME TAX EXPENSE ..........................              214                95           (1,128)             (886)
NET INCOME (LOSS) ...........................              454               303           (1,758)           (1,214)
PER COMMON SHARE:
 BASIC EARNINGS (LOSS) ......................        $     .10         $     .06        $    (.39)        $    (.27)
 DILUTED EARNINGS (LOSS) ....................              .10               .06             (.38)             (.25)



1999:
Total interest income .......................        $  12,138         $  12,596        $  13,566         $  13,894
Total interest expense ......................            6,017             6,184            6,635             6,685
Provision for loan losses ...................              380               464              545             3,070
Net interest income after
  provision for loan losses .................            5,741             5,948            6,385             4,139
Investment securities gains (losses) ........              -0-               -0-                7               173
Total noninterest income ....................            1,866             2,114            2,275             2,719
Total noninterest expense ...................            6,833             7,262            7,052             8,061
Income tax expense ..........................              188               214              589              (489)
Net income (loss) ...........................              586               586            1,027              (541)

Per Common Share:
 Basic earnings (loss) ......................        $     .13         $     .13        $     .23         $    (.12)
 Diluted earnings (loss) ....................              .13               .13              .22              (.12)


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See the Company's Current Report on Form 8-K filed on May 16, 2000, an amendment thereto on Form 8-K/A filed on May 30, 2000, a Current Report on Form 8-K filed on September 28, 2000, an amendment thereto on Form 8-K/A filed on October 10, 2000 and a Current Report on Form 8-K filed on February 15, 2001.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to the directors and nominees for director of the Company is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 2001. Information regarding the executive officers of the Company is included in Part I of this Report.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the section entitled "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the annual meeting of shareholders to be held during 2001.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 2001.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 2001.






              [The remainder of this page intentionally left blank]

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index of documents filed as part of this report:


Community Bancshares, Inc. and Subsidiaries
Financial Statements

                                                                                                 Page(s)
                                                                                                 -------
Auditor's Report.............................................................................        59

Consolidated Statements of Financial Condition as of
  December 31, 2000 and 1999.................................................................        60

Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998...........................................................        61

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 2000, 1999 and 1998...........................................................        62

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998...........................................................     63-64

Notes to Consolidated Financial Statements -
  December 31, 2000, 1999 and 1998...........................................................    65-113

Quarterly Results (Unaudited)................................................................       114


(b) Reports on Form 8-K

The Company filed the following report on Form 8-K during the fourth quarter ended December 31, 2000:

         1. Amendment to Current Report on Form 8-K filed September 28, 2000 and reporting change in certifying accountant under Item 4, filed on October 10, 2000

(c) Exhibits

         3.1      Certificate of Incorporation, as amended and restated May
                  2000(1)

         3.2      By-Laws of Registrant, as amended and restated May 2000(2)

         4.1      Rights Agent Agreement, dated January 13, 1999, between
                  Community Bancshares, Inc. and the Bank of New York(3)

         4.2      Indenture, dated March 23, 2000, by and between Community
                  Bancshares, Inc. and The Bank of New York(4)

         10.1     Promissory Note, Guaranty and Pledge Agreement, dated December
                  1, 1998, by and between Community Bancshares, Inc. and
                  Colonial Bank, N.A.(5)

         10.2     Plan document for the Community Bancshares, Inc. Benefit
                  Restoration Plan adopted April 12, 1994, effective January 1,
                  1995(6)(*)

         10.3     Subordinated Promissory Note, dated October 4, 1994, between
                  Community Bancshares, Inc. as borrower and Jeffrey K.
                  Cornelius as holder(7)

         10.4     Employment Agreement, dated March 28, 1996 by and between
                  Kennon R. Patterson, Sr. and Community Bancshares, Inc.
                  (8)(*)

         10.5 Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares,
                  Inc.(9)(*)

         10.6     Employment Agreement, dated March 28, 1996, by and between
                  Bishop K. Walker, Jr. and Community Bancshares, Inc.(10)(*)

         10.7     Stock Option Agreement between Community Bancshares, Inc. and
                  Kennon R. Patterson, Sr., dated March 28, 1996(11)(*)

         10.8     Stock Option Agreement between Community Bancshares, Inc. and
                  Bishop K. Walker, dated March 28, 1996(12)(*)

         10.9     Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 28, 1996(13)(*)

         10.10    Stock Option Agreement between Community Bancshares, Inc. and
                  Hodge Patterson, III, dated March 28, 1996(14)(*)

         10.11    Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 28, 1996(15)(*)

         10.12    Stock Option Agreement between Community Bancshares, Inc. and
                  Merritt Robbins, dated March 28, 1996(16)(*)

         10.13    Stock Option Agreement between Community Bancshares, Inc. and
                  Wayne Washam, dated March 28, 1996(17)(*)

         10.14    Stock Option Agreement between Community Bancshares, Inc. and
                  Glynn Debter, dated March 28, 1996(18)(*)

         10.15    Stock Option Agreement between Community Bancshares, Inc. and
                  Robert O. Summerford, dated March 28, 1996(19)(*)

         10.16    Stock Option Agreement between Community Bancshares, Inc. and
                  Kennon R. Patterson, Sr., dated March 27, 1997(20)(*)

         10.17    Stock Option Agreement between Community Bancshares, Inc. and
                  Bishop K. Walker, Jr., dated March 27, 1997(21)(*)

         10.18    Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 27, 1997(22)(*)

         10.19    Stock Option Agreement between Community Bancshares, Inc. and
                  Hodge Patterson, III, dated March 27, 1997(23)(*)

         10.20    Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 27, 1997(24)(*)

         10.21    Stock Option Agreement between Community Bancshares, Inc. and
                  Merritt Robbins, dated March 27, 1997(25)(*)

         10.22    Stock Option Agreement between Community Bancshares, Inc. and
                  Wayne Washam, dated March 27, 1997(26)(*)

         10.23    Stock Option Agreement between Community Bancshares, Inc. and
                  Glynn Debter, dated March 27, 1997(27)(*)

         10.24    Stock Option Agreement between Community Bancshares, Inc. and
                  Robert O. Summerford, dated March 27, 1997(28)(*)

         10.25    Stock Option Agreement between Community Bancshares, Inc. and
                  John J. Lewis, Jr., dated March 27, 1997(29)(*)

         10.26    Stock Option Agreement between Community Bancshares, Inc. and
                  Kennon R. Patterson, Sr., dated March 26, 1998(30)(*)

         10.27    Stock Option Agreement between Community Bancshares, Inc. and
                  Bishop K. Walker, Jr., dated March 26, 1998(31)(*)

         10.28    Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 26, 1998(32)(*)

         10.29    Stock Option Agreement between Community Bancshares, Inc. and
                  Hodge Patterson, III, dated March 26, 1998(33)(*)

         10.30    Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 26, 1998(34)(*)

         10.31    Form of Stock Option Agreement between Community Bancshares,
                  Inc. and grantees, dated March 26, 1998(35)(*)

         10.32    Form of Change in Control Agreement between Community
                  Bancshares, Inc. and each of Kennon R. Patterson, Sr., Bishop
                  K. Walker, Jr., Denny Kelly, Hodge Patterson, III, Loy
                  McGruder, Michael A. Bean and William H. Caughran, Jr., dated
                  December 4, 1999(36)(*)

         10.33 Form of Stock Option Agreement for Non-Employee Directors between Community Bancshares, Inc., and each of Glynn Debter,
                  Roy B. Jackson, John J. Lewis, Jr., Merritt Robbins, Robert O.
                  Summerford and Wayne Washam, dated December 4, 1999(37)(*)

         10.34    Form of Stock Option Agreement for Employees between Community
                  Bancshares, Inc., and each of Kennon R. Patterson, Sr., Bishop
                  K. Walker, Jr., Denny Kelly, Hodge Patterson, III, Loy
                  McGruder, Michael A. Bean and William H. Caughran, Jr., dated
                  December 4, 1999(38)(*)

         10.35    Amended and Restated Declaration of Trust, dated March 23,
                  2000, by and between The Bank of New York(Delaware), The Bank of New York, Community Bancshares, Inc. and Community(AL)
                  Capital Trust I(39)

         10.36    Guarantee Agreement, dated March 23, 2000, by and between
                  Community Bancshares, Inc. and The Bank of New York(40)

         10.37    Placement Agreement, dated March 23, 2000, between Community
                 (AL) Capital Trust I, Community Bancshares, Inc. and Salomon
                  Smith Barney, Inc.(41)

         10.38 Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee(42)

         10.39    Addendum to Lease Agreement and Loan Agreement, dated May
                  31,2000, between REM, LLC and Community Bank(43)

         10.40    Lease Agreement, dated June 1, 2000, between Debter
                  Properties, LLC, as lessor, and Community Bank, as lessee(44)

         10.41    Addendum to Lease Agreement and Loan Agreement, dated June 1,
                  2000, between Debter Properties, LLC and Community Bank(45)

         10.42    Stock Option Agreement, dated August 24, 2000, between
                  Community Bancshares, Inc. and William H. Caughran, Jr.
                  (46)(*)

         10.43    Stock Option Agreement, dated August 24, 2000, between
                  Community Bancshares, Inc. and William E. Blackmon(47)(*)

         10.44    Change in Control Agreement, dated August 24, 2000, between
                  Community Bancshares, Inc. and William E. Blackmon(48)(*)

         10.45 Form of Amendment to Nonqualified Stock Option Agreement, between Community Bancshares, Inc. and grantee, dated December
                  12, 2000(*)

         11       Statement of computation of per share earnings

         12       Statement of computation of ratios

         21       Subsidiaries of the Registrant


Notes to Exhibits:

        (1) Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

        (2) Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

         (3) Filed as Exhibit 4.1 to Form 8-A, filed January 21, 1999, and incorporated herein by reference

         (4) Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

         (5) Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (6) Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference

         (7) Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference

         (8) Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference

         (9) Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference

         (10) Filed as Exhibit 10.2 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference

         (11) Filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (12) Filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (13) Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (14) Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (15) Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (16) Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (17) Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (18) Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (19) Filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (20) Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (21) Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (22) Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (23) Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (24) Filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (25) Filed as Exhibit 10.44 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (26) Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (27) Filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (28) Filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (29) Filed as Exhibit 10.50 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (30) Filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (31) Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (32) Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (33) Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (34) Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (35) Filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (36) Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference

         (37) Filed as Exhibit 10.33 to From 10-K for the year ended December 31, 1999, and incorporated herein by reference

         (38) Filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference

         (39) Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

         (40) Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

         (41) Filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

         (42) Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

         (43) Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

         (44) Filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

         (45) Filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

         (46) Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference

         (47) Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference

         (48) Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference

         (*)      Management contract or compensation plan or arrangement

Certain financial statements schedules and exhibits have been omitted because they are not applicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the city of Blountsville, State of Alabama, on April 17, 2001.


                                         COMMUNITY BANCSHARES, INC.

                                         By:   /s/ Kennon R. Patterson, Sr.
                                             ----------------------------------
                                             KENNON R. PATTERSON, SR.
                                             CHAIRMAN AND CHIEF EXECUTIVE
                                             OFFICER

                                         By:   /s/ William E. Blackmon
                                             ----------------------------------
                                             WILLIAM E. BLACKMON
                                             ACTING CHIEF FINANCIAL OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

             Signature                                     Title                                      Date
             ---------                                     -----                                      ----
/s/ Kennon R. Patterson, Sr.
--------------------------------------
KENNON R. PATTERSON, SR.                      Chairman of the Board, President, Chief             April 17, 2001
                                              Executive Officer, Director (principal
                                              executive officer)

/s/ William E. Blackmon
--------------------------------------
WILLIAM E. BLACKMON                           Acting Chief Financial Officer                      April 17, 2001
                                              (principal accounting officer)

/s/ Glynn Debter
--------------------------------------
GLYNN DEBTER                                  Director                                            April 17, 2001

/s/ Roy B. Jackson
--------------------------------------
ROY B. JACKSON                                Director                                            April 17, 2001

/s/ Denny Kelly
--------------------------------------
DENNY KELLY                                   Executive Vice President, Director                  April 17, 2001

/s/ John J. Lewis, Jr.
--------------------------------------
JOHN J. LEWIS, JR.                            Director                                            April 17, 2001

/s/ Loy McGruder
--------------------------------------
LOY MCGRUDER                                  Director                                            April 17, 2001


/s/ Hodge Patterson, III
--------------------------------------
HODGE PATTERSON, III                          Director                                            April 17, 2001

/s/ Kennon R. Patterson, Jr.
--------------------------------------
KENNON R. PATTERSON, JR.                      Director                                            April 17, 2001

/s/ Merritt Robbins
--------------------------------------
MERRITT ROBBINS                               Director                                            April 17, 2001

/s/ Robert O. Summerford
--------------------------------------
ROBERT O. SUMMERFORD                          Director                                            April 17, 2001

/s/ Jimmie Trotter
--------------------------------------
JIMMIE TROTTER                                Director                                            April 17, 2001

/s/ Bishop K. Walker, Jr.
--------------------------------------
BISHOP K. WALKER, JR.                         Vice Chairman, Secretary, Senior                    April 17, 2001
                                              Executive Vice President, General
                                              Counsel, Director

/s/ Wayne Washam                                                                                  April 17, 2001
--------------------------------------
WAYNE WASHAM                                  Director

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   EXHIBITS TO


                           ANNUAL REPORT ON FORM 10-K

                                     FOR THE

                          YEAR ENDED DECEMBER 31, 2000



                           COMMUNITY BANCSHARES, INC.

                                 P. O. BOX 1000

                                   MAIN STREET

                           BLOUNTSVILLE, ALABAMA 35031



-------------------------------------------------------------------------------

(c) Exhibits

         3.1      Certificate of Incorporation, as amended and restated May
                  2000(1)

         3.2      By-Laws of Registrant, as amended and restated May 2000(2)

         4.1      Rights Agent Agreement, dated January 13, 1999, between
                  Community Bancshares, Inc. and the Bank of New York(3)

         4.2      Indenture, dated March 23, 2000, by and between Community
                  Bancshares, Inc. and The Bank of New York(4)

         10.1     Promissory Note, Guaranty and Pledge Agreement, dated December
                  1, 1998, by and between Community Bancshares, Inc. and
                  Colonial Bank, N.A.(5)

         10.2     Plan document for the Community Bancshares, Inc. Benefit
                  Restoration Plan adopted April 12, 1994, effective January 1,
                  1995(6)(*)

         10.3     Subordinated Promissory Note, dated October 4, 1994, between
                  Community Bancshares, Inc. as borrower and Jeffrey K.
                  Cornelius as holder(7)

         10.4     Employment Agreement, dated March 28, 1996 by and between
                  Kennon R. Patterson, Sr. and Community Bancshares, Inc.
                  (8)(*)

         10.5 Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares,
                  Inc.(9)(*)

         10.6     Employment Agreement, dated March 28, 1996, by and between
                  Bishop K. Walker, Jr. and Community Bancshares, Inc.(10)(*)

         10.7     Stock Option Agreement between Community Bancshares, Inc. and
                  Kennon R. Patterson, Sr., dated March 28, 1996(11)(*)

         10.8     Stock Option Agreement between Community Bancshares, Inc. and
                  Bishop K. Walker, dated March 28, 1996(12)(*)

         10.9     Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 28,1996(13)(*)

         10.10    Stock Option Agreement between Community Bancshares, Inc. and
                  Hodge Patterson, III, dated March 28, 1996(14)(*)

         10.11    Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 28, 1996(15)(*)

         10.12    Stock Option Agreement between Community Bancshares, Inc. and
                  Merritt Robbins, dated March 28, 1996(16)(*)

         10.13    Stock Option Agreement between Community Bancshares, Inc. and
                  Wayne Washam, dated March 28, 1996(17)(*)

         10.14    Stock Option Agreement between Community Bancshares, Inc. and
                  Glynn Debter, dated March 28, 1996(18)(*)

         10.15    Stock Option Agreement between Community Bancshares, Inc. and
                  Robert O. Summerford, dated March 28, 1996(19)(*)

         10.16    Stock Option Agreement between Community Bancshares, Inc. and
                  Kennon R. Patterson, Sr., dated March 27, 1997(20)(*)

         10.17    Stock Option Agreement between Community Bancshares, Inc. and
                  Bishop K. Walker, Jr., dated March 27, 1997(21)(*)

         10.18    Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 27, 1997(22)(*)

         10.19    Stock Option Agreement between Community Bancshares, Inc. and
                  Hodge Patterson, III, dated March 27, 1997(23)(*)

         10.20    Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 27, 1997(24)(*)

         10.21    Stock Option Agreement between Community Bancshares, Inc. and
                  Merritt Robbins, dated March 27, 1997(25)(*)

         10.22    Stock Option Agreement between Community Bancshares, Inc. and
                  Wayne Washam, dated March 27, 1997(26)(*)

         10.23    Stock Option Agreement between Community Bancshares, Inc. and
                  Glynn Debter, dated March 27, 1997(27)(*)

         10.24    Stock Option Agreement between Community Bancshares, Inc. and
                  Robert O. Summerford, dated March 27, 1997(28)(*)

         10.25    Stock Option Agreement between Community Bancshares, Inc. and
                  John J. Lewis, Jr., dated March 27, 1997(29)(*)

         10.26    Stock Option Agreement between Community Bancshares, Inc. and
                  Kennon R. Patterson, Sr., dated March 26, 1998(30)(*)

         10.27    Stock Option Agreement between Community Bancshares, Inc. and
                  Bishop K. Walker, Jr., dated March 26, 1998(31)(*)

         10.28    Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 26, 1998(32)(*)

         10.29    Stock Option Agreement between Community Bancshares, Inc. and
                  Hodge Patterson, III, dated March 26, 1998(33)(*)

         10.30    Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 26, 1998(34)(*)

         10.31    Form of Stock Option Agreement between Community Bancshares,
                  Inc. and grantees, dated March 26, 1998(35)(*)

         10.32    Form of Change in Control Agreement between Community
                  Bancshares, Inc. and each of Kennon R. Patterson, Sr., Bishop
                  K. Walker, Jr., Denny Kelly, Hodge Patterson, III, Loy
                  McGruder, Michael A. Bean and William H. Caughran, Jr., dated
                  December 4, 1999(36)(*)

         10.33 Form of Stock Option Agreement for Non-Employee Directors between Community Bancshares, Inc., and each of Glynn Debter,
                  Roy B. Jackson, John J. Lewis, Jr., Merritt Robbins, Robert O.
                  Summerford and Wayne Washam, dated December 4, 1999(37)(*)

         10.34    Form of Stock Option Agreement for Employees between Community
                  Bancshares, Inc., and each of Kennon R. Patterson, Sr., Bishop
                  K. Walker, Jr., Denny Kelly, Hodge Patterson, III, Loy
                  McGruder, Michael A. Bean and William H. Caughran, Jr., dated
                  December 4, 1999(38)(*)

         10.35    Amended and Restated Declaration of Trust, dated March 23,
                  2000, by and between The Bank of New York(Delaware), The Bank of New York, Community Bancshares, Inc. and Community(AL)
                  Capital Trust I(39)

         10.36    Guarantee Agreement, dated March 23, 2000, by and between
                  Community Bancshares, Inc. and The Bank of New York(40)

         10.37    Placement Agreement, dated March 23, 2000, between Community
                 (AL) Capital Trust I, Community Bancshares, Inc. and Salomon
                  Smith Barney, Inc.(41)

         10.38 Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee(42)

         10.39    Addendum to Lease Agreement and Loan Agreement, dated May
                  31,2000, between REM, LLC and Community Bank(43)

         10.40    Lease Agreement, dated June 1, 2000, between Debter
                  Properties, LLC, as lessor, and Community Bank, as lessee(44)

         10.41    Addendum to Lease Agreement and Loan Agreement, dated June 1,
                  2000, between Debter Properties, LLC and Community Bank(45)

         10.42    Stock Option Agreement, dated August 24, 2000, between
                  Community Bancshares, Inc. and William H. Caughran, Jr.(46)(*)

         10.43    Stock Option Agreement, dated August 24, 2000, between
                  Community Bancshares, Inc. and William E. Blackmon(47)(*)

         10.44    Change in Control Agreement, dated August 24, 2000, between
                  Community Bancshares, Inc. and William E. Blackmon(48)(*)

         10.45 Form of Amendment to Nonqualified Stock Option Agreement, between Community Bancshares, Inc. and grantee, dated December
                  12, 2000(*)

         11       Statement of computation of per share earnings

         12       Statement of computation of ratios

         21       Subsidiaries of the Registrant


Notes to Exhibits:

         (1) Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

         (2) Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

         (3) Filed as Exhibit 4.1 to Form 8-A, filed January 21, 1999, and incorporated herein by reference

         (4) Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

         (5) Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (6) Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference

         (7) Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference

         (8) Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference

         (9) Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference

         (10) Filed as Exhibit 10.2 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference

         (11) Filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (12) Filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (13) Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (14) Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (15) Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (16) Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (17) Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (18) Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (19) Filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

         (20) Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (21) Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (22) Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (23) Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (24) Filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (25) Filed as Exhibit 10.44 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (26) Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (27) Filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (28) Filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (29) Filed as Exhibit 10.50 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

         (30) Filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (31) Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (32) Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (33) Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (34) Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (35) Filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

         (36) Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference

         (37) Filed as Exhibit 10.33 to From 10-K for the year ended December 31, 1999, and incorporated herein by reference

         (38) Filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference

         (39) Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

         (40) Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

         (41) Filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

         (42) Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

         (43) Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

         (44) Filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

         (45) Filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

         (46) Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference

         (47) Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference

         (48) Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference

         (*)      Management contract or compensation plan or arrangement

Certain financial statements schedules and exhibits have been omitted because they are not applicable.