Form 10-K/A
period 2000-12-31
COMMUNITY BANCSHARES INC /DE/
filed 2001-05-09
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------


                                  FORM 10-K/A


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


On April 9, 2001, the Company's Board of Directors entered into a memorandum of understanding (the "Memorandum") with the Federal Reserve Bank of Atlanta (the "Reserve Bank"), which outlines actions to be taken by the Company to address concerns identified by the Reserve Bank. In the Memorandum, the Company agreed that, without the prior written approval of the Reserve Bank, it would not declare or pay any dividends, repurchase shares of its common stock, incur any additional indebtedness, alter the terms of existing indebtedness or increase the amount of management fees paid to the Company by Community Bank. In addition, the Company agreed to maintain a quarterly Tier I leverage ratio (the ratio of Tier I capital to average assets, less goodwill) of at least 6.5% during the period in which the Memorandum is in effect, and to periodically update the Company's plan for maintaining capital and earnings at adequate levels. The Company also agreed to establish by June 8, 2001, a policy that provides for target levels of capital and guidelines for payment of dividends and a plan to strengthen the Company's internal audit program. The Company further agreed that a committee of non-employee directors of the Company will review and report by June 8, 2001 on the appropriateness of the compensation provided under the employment agreement of Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company. In addition, the Company is to provide the Reserve Bank by May 9, 2001 with a contingency plan for conserving or raising cash and information about loans extended by Community Bank to facilitate purchases of the Company's common stock, and to periodically provide the Reserve Bank with certain financial and other information and a report of actions taken by the Company to ensure compliance with the Memorandum. Management of the Company cannot currently estimate the period during which the Company will remain subject to the terms of the Memorandum, or the effect of the Memorandum on the Company's financial condition, liquidity and results of operations.











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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 12 - SHAREHOLDERS' EQUITY - (CONTINUED)

The following sets forth certain information regarding stock options for the years ended December 31, 2000, 1999 and 1998:


                                                                    Number           Wgt. Average
                                                                  Of Shares         Exercise Price
                                                                  ---------         --------------
Balance, December 31, 1997 ...............................          343,000            $  10.74

Granted, Year Ended December 31, 1998 ....................          203,331               15.00
Exercised, Year Ended December 31, 1998 ..................          (32,000)             (11.72)
                                                                  ---------            --------

Balance, December 31, 1998 ...............................          514,331               12.36

Granted, Year Ended December 31, 1999 ....................          204,000               20.00
Exercised, Year Ended December 31, 1999 ..................          (27,000)             (14.81)
                                                                  ---------            --------

Balance, December 31, 1999 ...............................          691,331               14.52

GRANTED, YEAR ENDED DECEMBER 31, 2000 ....................           15,000               18.00
EXERCISED AND EXPIRED, YEAR ENDED DECEMBER 31, 2000 ......           (2,500)             (20.00)
                                                                  ---------            --------

BALANCE, DECEMBER 31, 2000 ...............................          703,831            $  14.57
                                                                  =========            ========



                                                                            Expiration          Options
                                                               Number          Date           Exercisable
                                                              --------      ----------        -----------
Options with Exercise Price of $10.00.................         222,000       3-27-2001           222,000
Options with Exercise Price of $12.50.................          97,000       3-26-2002            97,000
Options with Exercise Price of $15.00.................         168,331       3-25-2003           168,331
Options with Exercise Price of $20.00.................         201,500      12-03-2004           201,500
Options with Exercise Price of $18.00.................          15,000       8-24-2005            15,000
                                                              --------      ----------          --------
Total outstanding, December 31, 2000..................         703,831                           703,831
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 20 - RELATED PARTY TRANSACTIONS - CONTINUED


The Company, through Community Bank, its wholly owned subsidiary, offers all regular full-time employees, including executive officers, loans at interest rates which are 1% below the prevailing market rate. As of December 31, 2000, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interests, had loans outstanding pursuant to this policy with total indebtedness of approximately $4,290,000.


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





              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 26 - SUBSEQUENT EVENTS




On April 9, 2001, the Company's Board of Directors entered into a memorandum of understanding (the "Memorandum") with the Federal Reserve Bank of Atlanta (the "Reserve Bank"), which outlines actions to be taken by the Company to address concerns identified by the Reserve Bank. In the Memorandum, the Company agreed that, without the prior written approval of the Reserve Bank, it would not declare or pay any dividends, repurchase shares of its common stock, incur any additional indebtedness, alter the terms of existing indebtedness or increase the amount of management fees paid to the Company by Community Bank. In addition, the Company agreed to maintain a quarterly Tier I leverage ratio (the ratio of Tier I capital to average assets, less goodwill) of at least 6.5% during the period in which the Memorandum is in effect, and to periodically update the Company's plan for maintaining capital and earnings at adequate levels. The Company also agreed to establish by June 8, 2001, a policy that provides for target levels of capital and guidelines for payment of dividends and a plan to strengthen the Company's internal audit program. The Company further agreed that a committee of non-employee directors of the Company will review and report by June 8, 2001 on the appropriateness of the compensation provided under the employment agreement of Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company. In addition, the Company is to provide the Reserve Bank by May 9, 2001 with a contingency plan for conserving or raising cash and information about loans extended by Community Bank to facilitate purchases of the Company's common stock, and to periodically provide the Reserve Bank with certain financial and other information and a report of actions taken by the Company to ensure compliance with the Memorandum. Management of the Company cannot currently estimate the period during which the Company will remain subject to the terms of the Memorandum, or the effect of the Memorandum on the Company's financial condition, liquidity and results of operations.






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

         10.41    Addendum to Lease Agreement and Loan Agreement, dated June 1,
                  2000, between Debter Properties, LLC and Community Bank(45)

         10.42    Stock Option Agreement, dated August 24, 2000, between
                  Community Bancshares, Inc. and William H. Caughran, Jr.
                  (46)(*)

         10.43    Stock Option Agreement, dated August 24, 2000, between
                  Community Bancshares, Inc. and William E. Blackmon(47)(*)

         10.44    Change in Control Agreement, dated August 24, 2000, between
                  Community Bancshares, Inc. and William E. Blackmon(48)(*)

         10.45 Form of Amendment to Nonqualified Stock Option Agreement, between Community Bancshares, Inc. and grantee, dated December
                  12, 2000(*)(49)

         11       Statement of computation of per share earnings(50)

         12       Statement of computation of ratios(51)

         21       Subsidiaries of the Registrant(52)


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

         (45) Filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

         (46) Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference

         (47) Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference

         (48) Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference

         (49) Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference

         (50) Filed as Exhibit 11 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference

         (51) Filed as Exhibit 12 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference

         (52) Filed as Exhibit 21 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference

         (*)      Management contract or compensation plan or arrangement

Certain financial statements schedules and exhibits have been omitted because they are not applicable.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the city of Blountsville, State of Alabama, on May 8, 2001.



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