Form 10-Q
period 2001-03-31
COMMUNITY BANCSHARES INC /DE/
filed 2001-05-21
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 YES [X] NO [ ]

AS OF APRIL 30, 2001, THERE WERE 4,808,331 SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE PER SHARE, OUTSTANDING.

                                      INDEX
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                                                     PAGE
                                                                                                     ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition - March 31, 2001
        and December 31, 2000.....................................................................     3

        Consolidated Statements of Income - Three months ended March 31,
        2001 and 2000.............................................................................     4

        Consolidated Statements of Other Comprehensive Income - Three months
        ended March 31, 2001 and 2000.............................................................     5

        Consolidated Statements of Cash Flows - Three months ended March 31,
        2001 and 2000.............................................................................     6

        Notes to Consolidated Financial Statements - March 31, 2001...............................     8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.....................................................................    15

Item 3. Quantitative and Qualitative Disclosures About Market Risk................................    24


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.........................................................................    25

Item 2. Changes in Securities and Use of Proceeds.................................................    25

Item 5. Other Information.........................................................................    25

Item 6. Exhibits and Reports on Form 8-K..........................................................    26

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               MARCH 31,         December 31,
                                                                                 2001                2000
                                                                            --------------      --------------
                                                                              (UNAUDITED)

ASSETS
  Cash .................................................................    $    5,609,583      $    7,627,215
  Due from banks........................................................        18,327,685          18,379,396
  Interest-bearing deposits with banks..................................           700,000             700,000
  Federal funds sold ...................................................        11,000,000           3,000,000
  Securities available for sale ........................................       104,985,252         101,569,818
  Loans ................................................................       525,470,463         528,467,345
  Less: Unearned income ................................................           106,035             151,184
          Allowance for loan losses ....................................         7,492,812           7,107,430
                                                                            --------------      --------------
             NET LOANS .................................................       517,871,616         521,208,731

  Premises and equipment, net ..........................................        39,669,614          39,325,645
  Accrued interest .....................................................         7,274,865           8,432,321
  Intangibles, net .....................................................         5,639,178           5,757,055
  Other real estate ....................................................         2,273,129           1,880,548
  Other assets .........................................................         7,063,960           5,637,313
                                                                            --------------      --------------
             TOTAL ASSETS ..............................................    $  720,414,882      $  713,518,042
                                                                            ==============      ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
      Noninterest-bearing ..............................................    $   68,544,181      $   67,285,705
      Interest-bearing .................................................       538,113,433         533,615,062
                                                                            --------------      --------------
               TOTAL DEPOSITS ..........................................       606,657,614         600,900,767
  Other short-term borrowings ..........................................         1,582,394           2,265,231
  Accrued interest .....................................................         5,675,035           5,375,725
  FHLB borrowings ......................................................        38,000,000          38,000,000
 Capitalized lease obligations .........................................         5,831,826           5,850,225
  Long-term debt .......................................................         5,435,353           5,675,204
  Guaranteed preferred beneficial interest in the Company's junior
      subordinated deferrable interest debentures ......................        10,000,000          10,000,000
  Other liabilities ....................................................         3,844,427           4,261,120
                                                                            --------------      --------------
               TOTAL LIABILITIES .......................................       677,026,649         672,328,272
  Shareholders' equity
       Preferred stock, par value $.01 per share, 200,000 shares
           authorized, no shares issued ................................               -0-                 -0-
       Common stock, par value $.10 per share, 20,000,000 shares
           authorized, 4,808,331 shares issued as of March 31, 2001
           and 4,674,995 shares issued as of December 31, 2000 .........           480,833             467,499
     Capital surplus ...................................................        30,829,082          29,804,921
     Treasury Stock, 20,803 shares at cost as of March 31, 2001
           and December 31, 2000 .......................................          (396,768)           (396,768)
     Retained earnings .................................................        14,295,888          13,490,799
     Unearned ESOP shares - 194,980 and 199,877 shares as of
           March 31, 2001 and December 31, 2000, respectively ..........        (2,525,032)         (2,574,002)
      Accumulated other comprehensive income ...........................           704,230             397,321
                                                                            --------------      --------------
                  TOTAL SHAREHOLDERS' EQUITY ...........................        43,388,233          41,189,770
                                                                            --------------      --------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........    $  720,414,882      $  713,518,042
                                                                            ==============      ==============

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            ------------------------------
                                                                                2001              2000
                                                                            ------------      ------------

REVENUE FROM EARNING ASSETS
  Interest and fees on loans..............................................  $ 13,416,990      $ 12,805,249
  Interest on investment securities:
  Taxable securities......................................................     1,344,085         1,339,448
  Securities exempt from federal income taxes.............................       199,809           125,848
  Interest on federal funds sold..........................................       127,021            30,799
  Interest on deposits in other banks.....................................        17,315            13,733
                                                                            ------------      ------------
          TOTAL REVENUE FROM EARNING ASSETS...............................    15,105,220        14,315,077
                                                                            ------------      ------------
INTEREST EXPENSE
  Interest on deposits....................................................     7,697,670         6,741,700
  Interest on other short-term borrowings.................................        36,691            29,556
  FHLB borrowings.........................................................       569,609           526,709
  Interest on capitalized lease obligations...............................       122,499               -0-
  Interest on long-term debt..............................................       116,208           106,534
  Interest on guaranteed preferred beneficial interest in the
    Company's junior subordinated deferrable interest debentures..........       271,875            60,225
                                                                            ------------      ------------
          TOTAL INTEREST EXPENSE..........................................     8,814,552         7,464,724
                                                                            ------------      ------------

NET INTEREST INCOME                                                            6,290,668         6,850,353
Provision for loan losses.................................................       951,118         1,008,102
                                                                            ------------      ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.......................     5,339,550         5,842,251
NONINTEREST INCOME
 Service charges on deposits..............................................     1,026,102           981,616
 Insurance commissions....................................................       540,842           578,952
 Bank club dues...........................................................       169,431           175,554
 Debt cancellation fees...................................................       152,067           196,043
 Other operating income...................................................       420,331           589,229
 Investment securities losses.............................................       353,015           (26,886)
                                                                            ------------      ------------
          TOTAL NONINTEREST INCOME........................................     2,661,788         2,494,508
                                                                            ------------      ------------
NONINTEREST EXPENSES
  Salaries and employee benefits..........................................     4,081,442         4,835,885
  Occupancy expense.......................................................       712,088           645,166
  Furniture and equipment expense.........................................       449,806           463,048
  Director and committee fees.............................................       117,498           148,504
  Other operating expense.................................................     1,503,755         1,576,291
                                                                            ------------      ------------
          TOTAL NONINTEREST EXPENSES......................................     6,864,589         7,668,894
                                                                            ------------      ------------

Income before income taxes................................................     1,136,749           667,865
PROVISION FOR INCOME TAXES................................................       331,659           213,928
                                                                            ------------      ------------
          NET INCOME......................................................  $    805,090      $    453,937
                                                                            ============      ============

NET INCOME PER COMMON SHARE - BASIC.......................................  $       0.18      $       0.10
NET INCOME PER COMMON SHARE - DILUTED.....................................  $       0.18      $       0.10

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                                       --------------------------
                                                                          2001            2000
                                                                       ----------      ----------

Net income                                                             $  805,090      $  453,937

Components of other comprehensive income:
  Unrealized holding gains (losses) arising during the period
        Before income tax and reclassification adjustments............    864,531        (686,494)
  Reclassification adjustments for net gain (losses) included
       in net income..................................................   (353,015)         26,886
                                                                       ----------      ----------
 Other comprehensive gain (losses), before income tax.................    511,516        (659,608)
 Income tax expense (benefit) related to other
       comprehensive income...........................................    204,607        (263,843)
                                                                       ----------      ----------
 Total other comprehensive income (loss), net of income tax...........    306,909        (395,765)
                                                                       ----------      ----------

Comprehensive income.................................................. $1,111,999      $   58,172
                                                                       ==========      ==========

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       ------------      ------------

OPERATING ACTIVITIES
 Net income                                                            $    805,090      $    453,937
 Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses................................         951,118         1,008,102
          Provision for depreciation and amortization..............         632,593           610,317
          Amortization of investment security premiums and
              accretion of discounts...............................          20,335            38,081
          Deferred tax (benefit)/expense...........................        (146,684)          (97,464)

          Loss/(gain) on sale of premises and equipment............          13,195               824
          Realized investment security (gains)/losses..............        (353,015)           26,886
          (Increase)/decrease in accrued interest receivable.......       1,157,456          (156,260)
          Increase/(decrease) in accrued interest payable..........         299,310           314,504
          Other....................................................      (1,417,245)       (2,145,872)
                                                                       ------------      ------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES             1,962,153            53,055
                                                                       ------------      ------------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities - AFS...............       9,652,796         4,684,487
  Proceeds from maturity of investment securities - AFS............      15,692,087        16,893,838
  Purchase of investment securities - AFS..........................     (27,916,121)      (22,469,514)
  Net decrease/(increase) in loans to customers....................       2,385,997       (17,347,623)
  Proceeds from sale of premises and equipment.....................          87,478           117,660
  Net proceeds from sale of other real estate......................             -0-           210,462
  Capital expenditures.............................................        (959,358)       (1,692,551)
                                                                       ------------      ------------
                    NET CASH (USED) BY INVESTING ACTIVITIES              (1,057,121)      (19,603,241)
                                                                       ------------      ------------
FINANCING ACTIVITIES:
  Net (decrease)/increase in demand deposits, NOW accounts, and
      savings accounts.............................................      (2,975,141)        7,260,243
  Net increase/(decrease) in certificates of deposit...............       8,731,988        10,595,976
  Net(decrease)/increase in short-term borrowings..................        (682,837)       (1,256,228)
  Decrease in FHLB borrowings......................................             -0-        (2,000,000)
  Decrease in capitalized lease obligations........................         (18,399)              -0-
  Decrease in long-term debt.......................................        (239,851)         (194,490)
  Issuance of guaranteed preferred beneficial interest in
      junior subordinated deferrable interest debentures...........             -0-        10,000,000
  Proceeds from issuance of common stock...........................         209,865           222,804
  Cash dividends...................................................             -0-        (3,499,136)
                                                                       ------------      ------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES               5,025,625        21,129,169
                                                                       ------------      ------------

Net increase in cash and cash equivalents..........................    $  5,930,657      $  1,578,983

Cash and cash equivalents at beginning of period...................      29,006,611        26,797,511
                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................    $ 34,937,268      $ 28,376,494
                                                                       ============      ============

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                           2001            2000
                                                        ----------      ----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest.....................................    $9,122,290      $7,779,228
       Income taxes.................................         3,530           4,110

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

UPON THE PLEDGING OF PURCHASED SHARES TO OBTAIN ADDITIONAL ESOP DEBT OF $1,076,958 ON DECEMBER 1, 1998, LONG-TERM DEBT WAS INCREASED AND EQUITY WAS DECREASED. THE DEBT WAS REDUCED AND SHARES AMOUNTING TO $48,970 AND $38,143 WERE RELEASED DURING THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000, RESPECTIVELY, AS A RESULT OF PAYMENTS MADE BY THE COMPANY'S ESOP ON THE OUTSTANDING ESOP DEBT.

NET UNREALIZED LOSSES ON INVESTMENT SECURITIES AVAILABLE FOR SALE INCREASED BY $511,516 AND $659,608 DURING THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, RESPECTIVELY.

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in 2000 have been reclassified to conform with the 2001 presentation. Operating results for the three month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - INVESTMENT SECURITIES

At March 31, 2001 and December 31, 2000, the Company's investment securities were categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity (Accumulated Other Comprehensive Income) until realized.

At March 31, 2001, the Company's available-for-sale investment securities reflected net unrealized gains of $1,173,718, which resulted in an increase in shareholders' equity of $704,230, net of a deferred tax asset. The net increase in shareholders' equity as a result of this adjustment in the fair value of the available-for-sale investment securities from December 31, 2000 to March 31, 2001 was $306,909.

NOTE C - SHAREHOLDERS' EQUITY

The Company did not declare or pay a dividend on its common stock during the first quarter of 2001. An annual dividend of $.75 per share was declared by the Company's Board of Directors on the Company's common stock and paid in January 2000. The payment of dividends on the Company's common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the Company's subsidiaries and regulatory restrictions. In April 2001, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta (the "Reserve Bank") in which the Company agreed not to declare or pay a dividend to its shareholders without the prior written approval of the Reserve Bank.

In March 1996, the Company issued options to purchase a total of 270,000 shares of the Company's common stock. The options were issued to the directors based upon their years of service and their positions with the Company. Each of the options has an exercise price of $10.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. The options were exercisable through March 27, 2001. In March 1997, the Company issued options to purchase a total of 103,000 shares of the Company's common stock to the Company's directors with an exercise price of $12.50 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 26, 2002. In March 1998, options to purchase a total of 203,331 shares of the Company's common stock were issued to directors and certain senior officers with an exercise price of $15.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 25, 2003. In December 1999, options to purchase a total of 204,000 shares of the Company's common stock were issued to directors and certain senior officers with an exercise price of $20.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through December 3, 2004. In August 2000, the Company granted options to purchase an aggregate of 15,000 shares of the Company's common stock to certain senior officers of Community Bank. Each of these options has an exercise price of $18.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through August 24, 2005. The Company did not receive any payment in exchange for granting any of such options, which were granted in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

In March 2001, options to purchase 329,561 shares of the Company's common stock were exercised with a total exercise price of $3,741,915. These options were exercised in transactions whereby 207,886 shares of the Company's common stock owned by the grantees of the options and valued at $18.00 per share (as determined by the Board of Directors) were delivered to the Company in payment of the exercise price under the options. The cash portion of these transactions was immaterial and related almost entirely to the settlement of fractional shares. These transactions resulted in a net increase of 121,675 shares in the total outstanding shares of the Company's common stock at March 31, 2001. In addition, options to purchase 35,000 shares of the Company's common stock expired during the first quarter of 2001 without being exercised.

Options that have an exercise price below the current fair value of the Company's common stock are assumed to be exercised in the calculation of diluted average shares of common stock outstanding, causing the equivalent average number of shares outstanding on a diluted basis for the three months ended March 31, 2001 to be 30,101 shares greater than that used to calculate basic earnings per share for the three months ended March 31, 2001. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 207,749 shares for the three months ended March 31, 2000.

NOTE D - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own shares of the Company's common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions by the Company to the ESOP are made at the discretion of the Company's Board of Directors, but may not be less than the amount required to cover the debt service on the ESOP loan. The Company's contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Code imposes a limit ($170,000 in 2001) on the amount of compensation which may be considered under the ESOP.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase shares of the Company's common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This refinanced note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock, and bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The initial monthly principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At March 31, 2001, the monthly payment was $33,852. The Company has guaranteed this debt and, in accordance with applicable accounting and reporting guidelines, the debt has been recognized on the Company's consolidated balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made. As of March 31, 2001, there were 194,980 unreleased shares with a fair value, based on an independent valuation of $18 per share, of approximately $3,510,000. These shares are subtracted from outstanding shares of the Company's common stock for earnings per share calculations. Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statements and reduce its shareholders' equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which is used to pay interest on the ESOP debt ($57,488 and $59,541 during the first quarter of 2001 and 2000, respectively) is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants.

At March 31, 2001 and December 31, 2000, the Company's financial statements reflect long-term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,525,032 and $2,574,002, respectively.

Company contributions to the ESOP amounted to $101,556 and $97,684 for the three months ended March 31, 2001 and 2000, respectively.

NOTE E - CONTINGENCIES

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

On September 14, 2000, an action was filed in the state Circuit Court of Blount County, Alabama, against the Company, Community Bank and certain directors and officers of the Company and Community Bank by seven shareholders of the Company, alleging that the directors actively participated in or ratified the misappropriation of corporate income. The action was not styled as a shareholder derivative action. On January 3, 2001, the defendants filed a motion for summary judgment on the basis that these claims are derivative in nature and cannot be brought on behalf of individual shareholders. The court has not ruled on the motion. The Company and its directors believe that this lawsuit is without merit and intend to defend the action vigorously. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming and a diversion of management's attention.

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

NOTE F - SUBSEQUENT EVENTS

On April 18, 2001, the Board of Directors of Community Bank (the "Bank"), a wholly owned subsidiary of Community Bancshares, Inc. (the "Company"), made written assurances to the Regional Director of the Federal Deposit Insurance Corporation's Atlanta Regional Office and the Alabama Superintendent of Banks (the "Supervisory Agencies"). In making these written assurances, the Bank committed to take certain actions. The Bank committed to adopt a management plan relating to bank officers, change the composition of the Bank's Board to include a majority of outside directors who are neither bank officers nor relatives of bank officers or principal shareholders, develop an educational program for bank directors, provide for periodic review of bank policies by the Board, require periodic reporting of policy exceptions to the Board, and adopt an ethics policy for bank officers and directors. The Bank also committed to adopt and implement policies and procedures relating to certain areas of bank operations including: strategic planning, budgeting, acquisition of property for future expansion, loan approval, loan documentation, loan review, the allowance for loan and lease losses, reduction and charge-off of nonperforming loans, liquidity and interest rate risk, and internal routine and controls. The Bank has also committed to certain financial goals relating to capital ratios, dependence upon potentially volatile liabilities, and adequacy of the allowance for loan and lease losses. In connection with these financial goals, the Bank committed to pay no cash dividends without the concurrence of it Supervisory Agencies. It should also be noted that the Bank may, at various times, be subject to the provisions of
Section 5-5A-21 of the Alabama Banking Code requiring the prior approval of cash dividends by the Alabama Superintendent of Banks. Management of the Company cannot currently estimate the effects of these commitments on the financial condition, liquidity and results of operations of the Bank or the Company.

              [The remainder of this page intentionally left blank]

                                     ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the financial condition and results of operations of Community Bancshares, Inc. (the "Company") and its subsidiaries. Unless the context otherwise indicates, the Company shall include the Company and its subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in
Item 1 of this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, pending litigation, non-compliant and impaired loans originated in Community Bank's Double Springs, Alabama office, capital resources operating strategy, deposits, consumer base, allowance for loan losses, noninterest expenses, market risk and commitments to regulatory authorities. We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company's interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, the Company's ability to obtain reimbursement from its fidelity bond insurance carrier or other persons responsible for originating non-compliant and impaired loans in Community Bank's Ft. Payne, Alabama and Double Springs, Alabama offices and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

SUMMARY

The Company's net income for the three months ended March 31, 2001 was approximately $805,000, an increase of $351,000, or 77.3%, from $454,000 for the same period in 2000. Basic net income per share was $.18 for the three months ended March 31, 2001, as compared to $.10 for the same period in 2000. Diluted net income per share was $.18 and $.10 for the three months ended March 31, 2001 and 2000, respectively. This increase during the first quarter of 2001 compared to the same period of 2000 primarily resulted from an increase of approximately $167,000, or 6.7%, in noninterest income and a reduction of approximately $804,000, or 10.5%, in noninterest expense during the first quarter of 2001 compared to the first quarter of 2000, which offset a decline of approximately $560,000, or 8.2%, in net interest income, before provision for loan losses during the first quarter of 2001 compared to the first quarter of 2000. The provision for loan losses decreased $57,000, or 5.7%, to approximately $951,000 during the three months ended March 31, 2001, from approximately $1,008,000 in the same period of 2000.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income, before provision for loan losses, decreased $560,000, or 8.2%, to approximately $6,290,000 for the three months ended March 31, 2001,from approximately $6,850,000 for the same period of 2000.
Revenues from interest earning assets of the Company increased $790,000, or 5.5%, to approximately $15,105,000 for the three months ended March 31, 2001 from approximately $14,315,000 for the same period in 2000. This increase was due to both higher average outstanding balances of earning assets coupled with a slight increase in the average yield on these balances. Average earning assets outstanding during the first quarter of 2001 were approximately $638,829,000, which represents an increase of approximately $35,483,000, or 5.9%, from approximately $603,346,000 for the first quarter of 2000. In addition, the Company's fully taxable equivalent yield on its average earning assets increased eight basis points to 9.69% for the first three months of 2001, compared to 9.61% for the same period of 2000. Interest expense for the three months ended March 31, 2001 increased approximately $1,350,000, or 18.1%, to $8,815,000 from $7,465,000 for the corresponding period of 2000. This increase was due to both higher average outstanding balances of interest-bearing liabilities and an increase in the average rate paid on these balances. Average interest-bearing liabilities during the first quarter of 2001 were approximately $596,803,000, which represents an increase of $32,903,000, or 5.8%, from approximately $563,900,000 for the same period of 2000. The rate paid on average interest-bearing liabilities increased 67 basis points to 5.99% for the three month period ended March 31, 2001, compared to 5.32% for the first three months of 2000. A portion of this increase in the rate paid on average interest-bearing liabilities was attributable to the Company's junior subordinated deferrable interest debentures, which carry an annual interest rate of 10.875% and were outstanding for the entire first quarter of 2001, compared to only nine days during the first quarter of 2000. In addition, during the first and second quarters of 2000 Community Bank offered several special certificate of deposit products at higher rates with maturities ranging from 11 to 24 months.

The Company's net interest margin, on a fully taxable equivalent basis, for the three months ended March 31, 2001 decreased 55 basis points to 4.09%, from 4.64% for the three months ended March 31, 2000, due to a decline in net interest income, on a fully taxable equivalent basis, coupled with an increase in average interest earning assets. Net interest margin is computed by dividing net interest income, on a fully taxable equivalent basis, by average interest earning assets. This ratio represents the difference between the average yield returned on average interest earning assets and the average rate paid on funds used to support those interest earning assets, including both interest-bearing and noninterest-bearing sources.

The Company's net interest spread, on a fully taxable equivalent basis, for the three months ended March 31, 2001 decreased 59 basis points to 3.7%, from 4.29% for the three months ended March 31, 2000, as the average cost of interest-bearing sources of funds increased 67 basis points while the fully taxable equivalent average yield on interest earning assets increased eight basis points. Net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest-bearing sources of funds.

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loans losses to absorb losses inherent in the loan portfolio. The allowance is based upon management's estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. At March 31, 2001, the allowance for loan losses was approximately $7,493,000, which represented a $386,000, or 5.4%, increase over the December 31, 2000 amount of $7,107,000. This increase was primarily due to a provision made in connection with certain loans originated in Community Bank's Double Springs, Alabama, office, which are discussed below. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 1.43% at March 31, 2001 from 1.35% at December 31, 2000. Management believes that the allowance for loan losses at March 31, 2001 is adequate to absorb known risks in the Company's loan portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio or additional provisions to the allowance for loan losses.

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

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. Actual loan losses are charged directly to the allowance for loan losses while recoveries on charged-off loans are credited to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses decreased $57,000, or 5.7%, to approximately $951,000 for the three months ended March 31, 2001 from approximately $1,008,000 for the same period of 2000. This decrease in the provision for loan losses reflects a 17.7% decline in gross loans charged-off during the first quarter of 2001 compared to the same period of 2000. The decline in charge-offs is primarily due to the high level of loan losses recognized in 2000. Charge-offs exceeded recoveries by approximately $565,000 for the three months ended March 31, 2001, compared to approximately $770,000 for the same period of 2000.

In March 2001, management of Community Bank became aware that an employee in Community Bank's Double Springs, Alabama location had improperly originated approximately $1,200,000 in loans primarily during 2000 and the first quarter of 2001, in violation of Community Bank's lending policies, and had manipulated loan payments to make it falsely appear that payments under the loans were current. The bank employee has admitted wrongdoing in connection with the loans and his employment with Community Bank has been terminated. Management has notified federal and state banking regulatory authorities, law enforcement authorities and the Company's fidelity bond carrier, and is cooperating with law enforcement authorities in their investigation of the matter. While the Company has not completed its investigation of these loans, management's estimate of the impairment of such loans at March 31, 2001 was approximately $839,000. As of December 31, 2000, the Company had made a provision and increased its allowance for loan losses by approximately $501,000 to reflect the estimated impairment of these loans at year-end 2000. The Company made a additional provision and increased its allowance for loan losses by approximately $338,000 to reflect this increase in the estimated impairment of these loans at March 31, 2001. An appropriate charge with respect to actual losses determined will be made to the Company's allowance for loan losses.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2001 increased $167,000, or 6.7%, to approximately $2,662,000, from approximately $2,495,000 for the same period of 2000, due to gains recognized on the sale of investment securities. Service charges on deposit accounts increased $44,000, or 4.5%, to approximately $1,026,000 for the first quarter of 2001 from approximately $982,000 in the first quarter of 2000. Other noninterest income decreased $169,000, or 28.7%, to approximately $420,000 for the first quarter of 2001 from approximately $589,000 for the same period of 2000. This decrease was primarily due to decreases in service fees through the Company's appraisal company subsidiary and profit sharing income through the Company's insurance company subsidiary. During the first quarter of 2001, insurance commissions decreased approximately $38,000, or 6.6%, to approximately $541,000 and debt cancellation fees decreased approximately $44,000, or 22.4%, to approximately $152,000, compared to the same period of 2000. The Company recorded net gains on the sale of investment securities of approximately $353,000 during the three months ended March 31, 2001, compared to net losses on the sale of investment securities of approximately $27,000 for the same period of 2000.

NONINTEREST EXPENSES

Noninterest expenses for the three months ended March 31, 2001 were approximately $6,865,000, representing a $804,000, or 10.5%, decrease from $7,669,000 for the same period of 2000. This decrease reflects efforts begun by management in the first quarter of 2000 to limit noninterest expenses. The primary components of noninterest expenses are salaries and employee benefits, which decreased $755,000, or 15.6%, to approximately $4,081,000 for the three months ended March 31, 2001 from approximately $4,836,000 for the same period of 2000. The decrease in salaries and employee benefits was primarily due to salary reductions at the executive officer level of Community Bank and the Company and staff reductions through attrition and down-sizing. Occupancy costs increased $67,000, or 10.4%, to approximately $712,000 for the first quarter of 2001 from approximately $645,000 for the same period of 2000, primarily due to higher costs associated with the Company's expansion activities during 2000. Furniture and equipment expenses for the three month periods ended March 31, 2001 declined $13,000, or 2.8%, to approximately $450,000 for the three months ended March 31, 2001 from approximately $463,000 for the same period of 2000, primarily due to a reduction in the number of automobiles owned or leased by the Company and its subsidiaries. Director and committee fees decreased $31,000, or 20.9%, to approximately $117,000 for the first quarter of 2001 from approximately $148,000 for the first quarter of 2000. Other operating expenses were approximately $1,504,000 and $1,576,000 for the three month periods ended March 31, 2001 and 2000, respectively. This decrease of approximately $72,000, or 4.6%, was primarily due to reductions in advertising and promotions, travel and entertainment, civic and social dues and donations.

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. The provision for income taxes increased $118,000, or 55.1%, to approximately $332,000 for the three months ended March 31, 2001 from approximately $214,000 for the same period of 2000. The effective tax rate of approximately 29.2% for the first quarter of 2001 was 85.9% of the statutory Federal tax rate and represents a decrease from the effective tax rate of approximately 32.0% for the same period of 2000. This decrease is in part due to the effect of an increase in tax-exempt interest income.




              [The remainder of this page intentionally left blank]

FINANCIAL CONDITION

MARCH 31, 2001 COMPARED TO DECEMBER 31, 2000


LOANS

Loans comprised the largest single category of the Company's earning assets at March 31, 2001. Loans, net of unearned income and reserve for loan losses, were 71.9% and 73.1% of total assets at March 31, 2001 and December 31, 2000, respectively. Loans, net of unearned income and allowance for loan losses, were approximately $517,872,000 at March 31, 2001, representing a $3,337,000, or 0.6%, decrease from the December 31, 2000 total of approximately $521,209,000. This decrease primarily resulted from a decline in outstanding loans originated by 1st Community Credit Corporation, the Company's finance company subsidiary.

Commercial, financial and agricultural loans increased by approximately $6,411,000, or 4.6%, to approximately $147,184,000 at March 31, 2001 from approximately $140,773,000 at December 31, 2000, and represented 28.0% of total loans at March 31, 2001, compared to 26.6% at December 31, 2000. Real estate-mortgage loans decreased by approximately $2,864,000, or 1.2%, to approximately $233,728,000 at March 31, 2001 from approximately $236,592,000 at December 31, 2000, and represented 44.5% of total loans at March 31, 2001, compared to 44.8% at December 31, 2000. Consumer loans decreased by approximately $5,259,000, or 3.6%, to approximately $140,414,000 at March 31, 2001 from $145,673,000 at December 31, 2000, and represented 26.7% of total loans at March 31, 2000, compared to 27.6% a December 31, 2000. Real estate-construction loans decreased by approximately $1,284,000, or 23.7%, to approximately $4,145,000 at march 31, 2001 from approximately $5,429,000 at December 31, 2000, and represented 0.8% of total loans at March 31, 2001, compared to 1.0% at December 31, 2000.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Investment securities increased $3,415,000, or 3.4%, to approximately $104,985,000 at March 31, 2001 from approximately $101,570,000 at December 31, 2000. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Short-term investments in the form of interest-bearing deposits with banks were $700,000 at both March 31, 2001 and December 31, 2000. The Company had $11,000,000 in federal funds sold at March 31, 2001, compared to $3,000,000 at December 31, 2000, representing an increase of $8,000,000, or 266.7%. The increase in federal funds sold was primarily due to growth in deposits coupled with the decline in outstanding loans during the first quarter of 2001.

ASSET QUALITY

Between December 31, 2000 and March 31, 2001, the ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccruing loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) declined from 112.3% at year-end 2000 to 105.3% at March 31,2001. The ratio of total nonperforming assets to total assets increased to 1.0% at March 31, 2001 from 0.9% at year-end 2000, while the ratio of nonperforming loans to total loans, net of unearned income, increased to 0.9% at March 31, 2001 from 0.8% at December 31, 2000. These changes were primarily due to an increase in nonaccruing loans of $897,000, or 47.8%, to approximately $2,774,000 at March 31, 2001 from $1,877,000 at December 31, 2000 and an increase in other real estate of $392,000, or 20.8%, to approximately $2,273,000 at March 31, 2001 from approximately $1,881,000 at December 31, 2000. These increases were partially offset by a decline in loans past due 90 days or more of $501,000, or 19.5%, to approximately $2,070,000 at March 31, 2001 from approximately $2,571,000 at December 31, 2000. Total nonperforming assets increased $788,000, or 12.5%, to approximately $7,117,000 at March 31, 2001 from approximately $6,329,000 at December 31, 2000.

In March 2001, management of Community Bank became aware that an employee in Community Bank's Double Springs, Alabama location had improperly originated approximately $1,200,000 in loans, primarily during 2000 and the first quarter of 2001, in violation of Community Bank's lending policies, and had manipulated loan payments to make it falsely appear that payments under the loans were current. The bank employee has admitted wrongdoing in connection with the loans and his employment with Community Bank has been terminated. Management has notified federal and state banking regulatory authorities, law enforcement authorities and the Company's fidelity bond carrier, and is cooperating with law enforcement authorities in their investigation of the matter. While the Company has not completed its investigation of these loans, management's estimate of the impairment of such loans at March 31, 2001 was approximately $839,000. As of December 31, 2000, the Company had made a provision and increased its allowance for loan losses by approximately $501,000 to reflect the estimated impairment of these loans at year-end 2000. The Company made a additional provision and increased its allowance for loan losses by approximately $338,000 to reflect the increase in the estimated impairment of these loans at March 31, 2001. An appropriate charge with respect to actual losses determined will be made to the Company's allowance for loan losses. See "- Results of Operations - Provision for Loan Losses and Allowance for Loan Losses" above.

DEPOSITS

Total deposits of approximately $606,658,000 at March 31, 2001 reflected an increase of $5,757,000, or 1.0%, from approximately $600,901,000 at year-end 2000. Deposits are Community Bank's primary source of funds. Noninterest-bearing deposits increased $1,258,000, or 1.9%, to approximately $68,544,000 at March 31, 2001 from approximately $67,286,000 at December 31, 2000, while interest-bearing deposits increased $4,498,000, or 0.8%, to approximately $538,113,000 at March 31, 2001 from approximately $533,615,000 at December 31, 2000. Certificates of deposit of $100,000 or more increased $2,774,000, or 2.7%, to approximately $103,786,000 at March 31, 2001 from, approximately $101,012,000 at December 31, 2000.

BORROWINGS

Community Bank uses borrowed funds as a source of funds for asset growth in excess of deposit growth and for short-term liquidity needs. The mixture of borrowed funds and deposits as sources of funds depends on the relative availability and cost of those funds and Community Bank's need for funding. Borrowed funds consist primarily of short-term borrowings, borrowings from the Federal Home Loan Bank of Atlanta, Georgia (FHLB-Atlanta) and long-term debt.

Other short-term borrowings totaled approximately $1,582,000 at March 31, 2001, a $683,000, or 30.1%, decrease from approximately $2,265,000 at December 31, 2000. At March 31, 2001, short-term borrowings primarily consisted of the U. S. Treasury Tax and Loan Note Option account and securities sold under agreement to repurchase. Balances under the U. S. Treasury Tax and Loan Note Option are subject to call at any time by the U. S. Treasury. The decrease during the first quarter of 2001 was due to a decrease of approximately $1,165,000 in balances outstanding under the U. S. Treasury Tax and Loan Note Option, which was partially offset by an increase of approximately $482,000 in securities sold under agreement to repurchase.

At March 31, 2001 and December 31, 2000, the Company had notes payable totaling approximately $5,435,000 and $5,675,000, respectively.

In December 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At March 31, 2001 and December 31, 2000, the amounts outstanding under this loan agreement were approximately $1,245,000 and $1,423,000, respectively, due December 2002, bearing interest at a floating prime rate, and collateralized by 100% of the common stock of Community Bank, the Company's subsidiary bank. The note agreement contains provisions which limit the Company's right to transfer or issue shares of Community Bank's stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to 24 monthly principal payments, provided that no more than six consecutively scheduled installments are deferred. The Company did not postpone any principal payments under this loan agreement during the first quarter of 2001.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase shares of the Company's common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This refinanced note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock, and bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The initial monthly principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At March 31, 2001, the monthly payment was $33,852. The Company has guaranteed this debt and, in accordance with applicable accounting and reporting guidelines, the debt has been recognized on the Company's consolidated balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was approximately $2,562,000 at March 31, 2001 and approximately $2,606,000 at December 31, 2000, and was secured by 194,980 and 199,877 unreleased shares of the Company's common stock at March 31, 2001 and December 31, 2000, respectively.

On October 4, 1994, the Company entered into a 20-year subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was approximately $1,628,000 at March 31, 2001 and $1,646,000 at December 31, 2000.

Since June 1999, Community Bank has borrowed funds under the Federal Home Loan Bank of Atlanta's (FHLB-Atlanta) "Convertible Advance Program." These advances have had original maturities of 10 years, with stated call features during the life of the obligation, at fixed interest rates for the life of the obligations. Principal is due at final maturity or on stated call dates, with interest payable each quarter. On June 1, 1999, Community Bank, the Company's bank subsidiary, borrowed $30,000,000 under the FHLB-Atlanta's "Convertible Advance Program." This advance had a final maturity of June 1, 2009 (120 months), with a call feature every three months during the life of the obligation, and carried a fixed interest rate of 4.62% per annum. These funds were used to replace $20,000,000 in FHLB-Atlanta overnight borrowings and to fund loan growth. This obligation was called on September 1, 1999 due to an increase in market interest rates. As a result of this call, Community Bank refinanced the original advance and borrowed an additional $10,000,000 under the same "Convertible Advance Program." This advance, totaling $40,000,000 at December 31, 1999, had a final maturity of September 1, 2009 (120 months), with a call feature every six months during the life of the obligation, and carried a fixed rate of 4.99% per annum. Due to the call of this obligation on March 1, 2000, Community Bank made a $2,000,000 reduction in the amount advanced under the FHLB-Atlanta "Convertible Advance Program" and refinanced $38,000,000. This new obligation has a final maturity of March 1, 2010 (120 months), a call feature every 12 months during the life of the obligation, and a fixed interest rate of 5.93% per annum. This advance was not called on March 1, 2001. Outstanding funds advanced to Community Bank under the FHLB-Atlanta "Convertible Advance Program" totaled $38,000,000 at March 31, 2001.

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). The proceeds from the issuance of the Capital Securities and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. The principal balance outstanding is due at maturity on March 8, 2030. However, as specified in the indenture, the debentures can be redeemed prior to maturity at a redemption price equal to a percentage of the principal amount, ranging from 105.438% in the year 2010 to 100.00% in and after the year 2020, plus accrued but unpaid interest. As of March 31, 2001, the Company's consolidated financial statements reflected $10,000,000 in junior subordinated deferrable interest debentures, after the effects of elimination.

Maturities and stated calls of long-term debt and FHLB borrowings for the years ending December 31, are as follows:


                                                    Notes           Subordinated             FHLB                Junior
                                                   Payable              Debt              Borrowings          Subordinated
                                                                                                               Debentures
                                               ---------------    -----------------    ----------------    ------------------
2001.........................................  $       655,311    $          55,354    $            -0-    $              -0-
2002.........................................          893,705               78,461          38,000,000                   -0-
2003.........................................          200,287               84,133                 -0-                   -0-
2004.........................................          220,165               90,215                 -0-                   -0-
2005.........................................          242,015               96,737                 -0-                   -0-
Thereafter...................................        1,595,710            1,223,260                 -0-            10,000,000
                                               ---------------    -----------------    ----------------    ------------------
                                               $     3,807,193    $       1,628,160    $     38,000,000    $       10,000,000
                                               ===============    =================    ================    ==================


SHAREHOLDERS' EQUITY

The Company's shareholders' equity increased $2,198,000, or 5.3%, to approximately $43,388,000 at March 31, 2001 from approximately $41,190,000 at December 31, 2000, due to net earnings of approximately $805,000, a reduction in unearned ESOP shares of approximately $49,000 coupled with an increase in capital surplus of approximately $39,000 resulting from compensation expense recorded on released ESOP shares, the issuance of additional common stock of approximately $210,000, an increase in unrealized losses, net of a deferred tax assets, on securities available for sale totaling approximately $307,000 and an increase in capital surplus of approximately $788,000 for the tax benefit associated with the exercise of stock options in March 2001.

CAPITAL RESOURCES

Bank regulatory authorities have placed increased emphasis on the maintenance of adequate capital, and subsequently developed risk-based capital guidelines. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity and junior subordinated deferrable interest debentures, less goodwill and unrealized gains on debt securities, amounted to approximately $47,944,000 at March 31, 2001. Tier II capital components, totaling approximately $7,770,000 at March 31, 2001, include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components are referred to as Total Risk-Based capital and were approximately $55,714,000 at March 31, 2001.

As of March 31, 2001, the Company and Community Bank, its banking subsidiary, were classified as well capitalized under the financial institutions regulatory framework. Management has reviewed and will continue to monitor the Company's asset mix, product pricing and loan loss allowance, which are the areas determined to be most affected by these requirements.

On April 9, 2001, the Company's Board of Directors entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta. As part of this agreement, the Company agreed to maintain a quarterly Tier I leverage capital ratio (the ratio of Tier I capital to average assets, less goodwill) of at least 6.5%. At March 31, 2001, the Company's Tier I leverage capital ratio was 6.78%. On April 18, 2001, the Board of Directors of Community Bank, the Company's subsidiary bank, also made a commitment to the Regional Director of the Federal Deposit Insurance Corporation's Atlanta Regional Office and the Alabama Superintendent of Bank's with regard to certain financial goals related to Community Bank's capital ratios.












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

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. During the first quarter of 2001, Community Bank experienced increases in both its interest earning assets and its interest bearing liabilities repricing within one year compared to year-end 2000. While the Company remained more liability sensitive at March 31, 2001, indicating that it had more interest bearing liabilities than interest earning assets repricing during the twelve months ending March 31, 2002, rate sensitive assets increased more than rate sensitive liabilities during the first quarter of 2000 and resulted in a slight improvement in the Company's static gap position. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at March 31, 2000 was: i) 68% at 30 days; ii) 65% at 90 days; iii) 62% at 180 days; and iv) 56% at 365 days.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company's March 31, 2001 Asset/Liability Analysis, the improvement in net interest income, over the next 12 months, resulting from a 200 basis points decrease in the interest rate environment would result in a $1,598,000, or 5.9%, decrease in net interest income. Conversely, a 200 basis points increase in interest rates would result in a $171,000, or 0.6%, decrease in net interest income for the same period.









              [The remainder of this page intentionally left blank]

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings disclosed in the section captioned "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2001, the Company issued an aggregate of 11,661 shares of its common stock to certain of Community Bank's city directors in payment of director fees, in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.


ITEM 5 - OTHER INFORMATION

On April 18, 2001, the Board of Directors of Community Bank (the "Bank"), a wholly owned subsidiary of Community Bancshares, Inc. (the "Company"), made written assurances to the Regional Director of the Federal Deposit Insurance Corporation's Atlanta Regional Office and the Alabama Superintendent of Banks (the "Supervisory Agencies"). In making these written assurances, the Bank committed to take certain actions. The Bank committed to adopt a management plan relating to bank officers, change the composition of the Bank's Board to include a majority of outside directors who are neither bank officers nor relatives of bank officers or principal shareholders, develop an educational program for bank directors, provide for periodic review of bank policies by the Board, require periodic reporting of policy exceptions to the Board, and adopt an ethics policy for bank officers and directors. The Bank also committed to adopt and implement policies and procedures relating to certain areas of bank operations including: strategic planning, budgeting, acquisition of property for future expansion, loan approval, loan documentation, loan review, the allowance for loan and lease losses, reduction and charge-off of nonperforming loans, liquidity and interest rate risk, and internal routine and controls. The Bank has also committed to certain financial goals relating to capital ratios, dependence upon potentially volatile liabilities, and adequacy of the allowance for loan and lease losses. In connection with these financial goals, the Bank committed to pay no cash dividends without the concurrence of it Supervisory Agencies. It should also be noted that the Bank may, at various times, be subject to the provisions of
Section 5-5A-21 of the Alabama Banking Code requiring the prior approval of cash dividends by the Alabama Superintendent of Banks. Management of the Company cannot currently estimate the effects of these commitments on the financial condition, liquidity and results of operations of the Bank or the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

Exhibit Number                       Description of Exhibit
--------------                       ----------------------

      3.1         Certificate of incorporation, as amended and restated May 2000
                  (Filed as Exhibit 3.2 to Form 10-Q for the quarter June 30,
                  2000, and incorporated herein by reference)

      3.2 By-laws of Registrant, as amended and restated May 2000 (Filed as Exhibit 3.1 to Form 10-Q for the quarter June 30, 2000, and incorporated herein by reference)

      4.1         Rights Agent Agreement, dated January 13, 1999, between
                  Community Bancshares, Inc. and the Bank of New York (Filed as
                  Exhibit 4.1 to Form 8-A, filed January 21, 1999, and incorporated herein by reference)

      4.2         Indenture, dated March 23, 2000, by and between Community
                  Bancshares, Inc. and the Bank of New York (Filed as Exhibit
                  4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference)

     11           Computation of Earnings Per Share



(b) Reports on Form 8-K


         The Company filed the following current report on Form 8-K during the quarter ended March 31, 2001:

         1. Current Report on Form 8-K filed February 15, 2001, and reporting changes in certifying accountant under "Item 4. Changes in Registrant's Certifying Accountant."







              [The remainder of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COMMUNITY BANCSHARES, INC


May 21, 2001                             /s/ Kennon R. Patterson, Sr.
-----------------------                  --------------------------------
Date                                     Kennon R. Patterson, Sr.
                                         Chairman, President and
                                         Chief Executive Officer


May 21, 2001                             /s/ William E. Blackmon
-----------------------                  --------------------------------
Date                                     William E. Blackmon
                                         Acting Chief Financial Officer