Form 10-Q
period 2001-06-30
COMMUNITY BANCSHARES INC /DE/
filed 2001-08-20
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2001

                                       OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission File No. 000-16461

                           COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                      63-0868361
   -----------------------                ------------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)


68149 Main Street, P. O. Box 1000, Blountsville, AL            35031
---------------------------------------------------          ----------
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

                             Yes   [X]       No    [  ]

As of July 31, 2001, there were 4,600,159 shares of the Registrant's Common Stock, $.10 par value per share, outstanding.

                                      INDEX
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                              ----


Item 1. Financial Statements (Unaudited)


           Consolidated Statements of Financial Condition - June 30, 2001 and December 31, 2000...........       3

           Consolidated Statements of Income and Consolidated Statements of Comprehensive Income-
           Three months ended June 30, 2001 and 2000......................................................     4-5

           Consolidated Statements of Income and Consolidated Statements of Comprehensive Income-
           Six months ended June 30, 2001 and 2000........................................................     6-7

           Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and 2000................       8

           Notes to Consolidated Financial Statements.....................................................      10


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............      19


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................      28


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings................................................................................      29

Item 4.  Submission of Matters to a Vote of Security Holders..............................................      29

Item 6.  Exhibits and Reports on Form 8-K.................................................................      31



SIGNATURES

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            JUNE 30,           December 31,
                                                                                              2001                2000
                                                                                        ----------------      --------------
                                                                                           (UNAUDITED)
ASSETS
  Cash .........................................................................        $   6,544,846         $   7,627,215
  Due from banks ...............................................................           21,303,650            18,379,396
  Federal funds sold ...........................................................           19,000,000             3,000,000
  Interest-bearing deposits with banks .........................................              200,000               700,000
  Securities available-for-sale ................................................          118,158,239           101,569,818
  Loans ........................................................................          515,984,327           528,467,345
  Less: Unearned income ........................................................               85,036               151,184
           Allowance for loan losses ...........................................            6,676,049             7,107,430
                                                                                        -------------         -------------
             NET LOANS .........................................................          509,223,242           521,208,731

  Premises and equipment, net ..................................................           39,874,832            39,325,645
  Accrued interest .............................................................            7,420,732             8,432,321
  Intangibles, net .............................................................            5,521,447             5,757,055
  Other real estate ............................................................            3,295,023             1,880,548
  Other assets .................................................................            5,612,411             5,637,313
                                                                                        -------------         -------------
             TOTAL ASSETS ......................................................        $ 736,154,422         $ 713,518,042
                                                                                        =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
      Noninterest-bearing ......................................................        $  69,243,271         $  67,285,705
      Interest-bearing .........................................................          544,360,229           533,615,062
                                                                                        -------------         -------------
             TOTAL DEPOSITS ....................................................          613,603,500           600,900,767
  Other short-term borrowings ..................................................            3,506,489             2,265,231
  Accrued interest .............................................................            5,302,444             5,375,725
  FHLB borrowings ..............................................................           46,000,000            38,000,000
  Capitalized lease obligations ................................................            5,815,935             5,850,225
  Long-term debt ...............................................................            5,186,959             5,675,204
  Guaranteed preferred beneficial interest in the Company's junior
      subordinated deferrable interest debentures ..............................           10,000,000            10,000,000
  Other liabilities ............................................................            3,490,048             4,261,120
                                                                                        -------------         -------------
             TOTAL LIABILITIES .................................................          692,905,375           672,328,272
  Shareholders' equity
     Preferred stock, par value $.01 per share, 200,000 shares
           authorized, no shares issued ........................................                  -0-                   -0-
     Common stock, par value $.10 per share, 20,000,000 shares
           authorized, 4,808,331 shares issued as of June 30, 2001
           and 4,674,995 shares issued as of December 31, 2000 .................              480,833               467,499
     Paid-in-capital ...........................................................           30,789,906            29,804,921
     Retained earnings .........................................................           14,139,525            13,490,799
     Treasury stock, 20,803 shares at cost as of June 30, 2001
           and December 31, 2000 ...............................................             (396,768)             (396,768)
     Unearned ESOP shares - 189,156 and 199,877 shares as of
           June 30, 2001 and December 31, 2000, respectively ...................           (2,466,791)           (2,574,002)
     Accumulated other comprehensive income ....................................              702,342               397,321
                                                                                        -------------         -------------
             TOTAL SHAREHOLDERS' EQUITY ........................................           43,249,047            41,189,770
                                                                                        -------------         -------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................        $ 736,154,422         $ 713,518,042
                                                                                        =============         =============


                 See notes to consolidated financial statements

                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                        ------------         -----------
                                                                                            2001                2000
                                                                                        ------------         -----------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans ...................................................        $ 13,110,590         $13,408,810
  Interest on investment securities:
     Taxable securities ........................................................           1,515,813           1,458,372
     Securities exempt from federal income taxes ...............................             161,369             207,287
  Interest on federal funds sold ...............................................             143,313             132,616
  Interest on deposits in other banks ..........................................              11,389              16,093
                                                                                        ------------         -----------
          TOTAL REVENUE FROM EARNING ASSETS ....................................          14,942,474          15,223,178
                                                                                        ------------         -----------
INTEREST EXPENSE
  Interest on deposits .........................................................           7,165,353           7,418,441
  Interest on other short-term borrowings ......................................              27,524              23,376
  Interest on FHLB borrowings ..................................................             597,472             569,609
  Interest on capital lease obligations ........................................             109,581              45,917
  Interest on Long-Term Debt ...................................................              76,225             180,436
  Interest on guaranteed preferred beneficial interests in the
     Company's junior subordinated deferrable interest debentures ..............             288,731             248,109
                                                                                        ------------         -----------
          TOTAL INTEREST EXPENSE ...............................................           8,264,886           8,485,888
                                                                                        ------------         -----------

NET INTEREST INCOME ............................................................           6,677,588           6,737,290
  Provision for loan losses ....................................................           1,381,161           1,329,249
                                                                                        ------------         -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ............................           5,296,427           5,408,041
NONINTEREST INCOME
  Customer service fees ........................................................           1,041,782           1,049,224
  Insurance commissions ........................................................             415,223             680,486
  Bank club dues ...............................................................             168,530             178,479
  Debt cancellation fees .......................................................             113,342             202,807
  Investment securities gains ..................................................              25,006                 -0-
  Other operating income .......................................................             389,060             527,157
                                                                                        ------------         -----------
          TOTAL NONINTEREST INCOME .............................................           2,152,943           2,638,153
                                                                                        ------------         -----------
NONINTEREST EXPENSES
  Salaries and employee benefits ...............................................           3,956,588           4,867,997
  Occupancy expense ............................................................             728,153             644,674
  Furniture and equipment expense ..............................................             474,597             468,152
  Director and committee fees ..................................................             134,000             140,774
  Other operating expense ......................................................           2,514,866           1,539,484
                                                                                        ------------         -----------
          TOTAL NONINTEREST EXPENSES ...........................................           7,808,204           7,661,081
                                                                                        ------------         -----------
Income (loss) before income taxes ..............................................            (358,834)            385,113
                             Provision for income tax expense (benefit) ........            (202,471)             95,477
                                                                                        ------------         -----------
          NET INCOME (LOSS) ....................................................        $   (156,363)        $   289,636
                                                                                        ============         ===========
NET INCOME (LOSS) PER COMMON SHARE - BASIC .....................................        $      (0.03)        $      0.07
NET INCOME (LOSS) PER COMMON SHARE - DILUTED ...................................               (0.03)               0.07

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                      June 30,
                                                                              ----------------------------
                                                                                2001              2000
                                                                              ---------         ---------
Net income (loss) ....................................................        $(156,363)        $ 289,636
Components of other comprehensive income:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ........           21,858           265,799
  Reclassification adjustments for gains included
       in net income .................................................          (25,006)              -0-
                                                                              ---------         ---------
 Net unrealized gains (losses) .......................................           (3,148)          265,799
 Income tax (expense) benefit related to items of other
       comprehensive income ..........................................            1,260          (104,240)
                                                                              ---------         ---------
 Total other comprehensive income (loss) .............................           (1,888)          161,559
                                                                              ---------         ---------

Comprehensive income (loss) ..........................................        $(158,251)        $ 451,195
                                                                              =========         =========


                 See notes to consolidated financial statements





              [The remainder of this page intentionally left blank]

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                        --------------------------------
                                                                            2001               2000
                                                                        ------------        ------------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans .........................................   $26,527,580        $ 26,214,059
  Interest on investment securities:
     Taxable securities ..............................................     2,859,898           2,797,820
     Securities exempt from federal income taxes .....................       361,178             333,135
  Interest on federal funds sold .....................................       270,334             163,415
  Interest on deposits in other banks ................................        28,704              29,826
                                                                         -----------        ------------
          TOTAL REVENUE FROM EARNING ASSETS ..........................    30,047,694          29,538,255
                                                                         -----------        ------------
INTEREST EXPENSE
  Interest on deposits ...............................................    14,863,023          14,160,141
  Interest on other short-term borrowings ............................        64,215              52,932
  Interest on FHLB borrowings ........................................     1,167,081           1,096,318
  Interest on capitalized lease obligations ..........................       232,080              45,917
  Interest on long-term debt .........................................       192,433             286,970
  Interest on guaranteed preferred beneficial interests in the
     Company's junior subordinated deferrable interest debentures ....       560,606             308,334
                                                                         -----------        ------------
          TOTAL INTEREST EXPENSE .....................................    17,079,438          15,950,612
                                                                         -----------        ------------

NET INTEREST INCOME ..................................................    12,968,256          13,587,643
  Provision for loan losses ..........................................     2,332,279           2,337,351
                                                                         -----------        ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ..................    10,635,977          11,250,292
NONINTEREST INCOME
  Customer service fees ..............................................     2,067,884           2,030,840
  Insurance commissions ..............................................       956,065           1,259,438
  Bank club dues .....................................................       337,961             354,033
  Debt cancellation fees .............................................       265,409             398,850
  Other operating income .............................................       809,391           1,116,386
  Investment securities gains (losses) ...............................       378,021             (26,886)
                                                                         -----------        ------------
          TOTAL NONINTEREST INCOME ...................................     4,814,731           5,132,661
                                                                         -----------        ------------
NONINTEREST EXPENSES
  Salaries and employee benefits .....................................     8,038,030           9,703,882
  Occupancy expense ..................................................     1,440,241           1,289,840
  Furniture and equipment expense ....................................       924,403             931,200
  Director and committee fees ........................................       251,498             289,278
  Other operating expense ............................................     4,018,621           3,115,775
                                                                         -----------        ------------
          TOTAL NONINTEREST EXPENSES .................................    14,672,793          15,329,975
                                                                         -----------        ------------

Income before income taxes ...........................................       777,915           1,052,978
Provision for income taxes ...........................................       129,188             309,405
                                                                         -----------        ------------
          NET INCOME .................................................   $   648,727        $    743,573
                                                                         ===========        ============

Net Income Per Common Share - Basic ..................................   $      0.14        $       0.17
Net Income Per Common Share - Diluted ................................          0.14                0.16
DIVIDENDS PER COMMON SHARE ...........................................           -0-                0.75

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                -----------------------------
                                                                                  2001               2000
                                                                                ---------           ---------
NET INCOME ...........................................................          $ 648,727           $ 743,573
Components of other comprehensive income:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ........            886,389            (420,695)
  Reclassification adjustments for (gains) losses included
       in net income .................................................           (378,021)             26,886
                                                                                ---------           ---------
 Net unrealized gains (losses) .......................................            508,368            (393,809)
 Income tax benefit (expense) related to items of other
       comprehensive income ..........................................           (203,347)            159,603
                                                                                ---------           ---------
 Total other comprehensive income (loss) .............................            305,021            (234,206)
                                                                                ---------           ---------

COMPREHENSIVE INCOME .................................................          $ 953,748           $ 509,367
                                                                                =========           =========






              [The remainder of this page intentionally left blank]


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                 ------------------------------------
                                                                                     2001                   2000
                                                                                 ------------           -------------
OPERATING ACTIVITIES
  Net income ................................................................... $    648,727           $    743,573
  Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses ............................................    2,332,279              2,337,351
          Provision for depreciation and amortization ..........................    1,275,233              1,217,589
          Amortization of investment security premiums and
              accretion of discounts ...........................................       36,209                 87,979
          Deferred tax benefit .................................................      (81,570)              (298,938)

          Loss on sale of premises and equipment ...............................       14,046                 12,042
          Realized investment security (gains) losses ..........................     (378,021)                26,886
          (Increase) decrease in accrued interest receivable ...................    1,011,589               (998,655)
          Increase (decrease) in accrued interest payable ......................      (73,281)               779,290
          Other ................................................................   (1,865,065)            (1,257,366)
                                                                                 ------------           ------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES ..................    2,920,146              2,649,751
                                                                                 ------------           ------------
INVESTING ACTIVITIES
  Proceeds from sales of securities available-for-sale .........................   10,567,117              4,684,487
  Proceeds from maturity of securities available-for-sale ......................   25,782,082             22,357,956
  Purchase of securities available-for-sale ....................................  (52,087,440)           (42,054,824)
  Decrease in interest-bearing deposit with other banks ........................      500,000                    -0-
  Net (increase) decrease in loans to customers ................................    9,653,210            (33,840,712)
  Proceeds from sale of premises and equipment .................................       87,478              5,889,242
  Net proceeds from sale of other real estate ..................................      478,307                582,088
  Capital expenditures .........................................................   (1,690,336)            (9,434,581)
                                                                                 ------------           ------------
                    NET CASH USED IN INVESTING ACTIVITIES ......................   (6,709,582)           (51,816,344)
                                                                                 ------------           ------------
FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
      and savings accounts .....................................................    1,443,965              5,237,668
  Net increase in certificates of deposit ......................................   11,258,768             39,201,958
  Net increase (decrease) in short-term borrowings .............................    1,241,258               (224,736)
  Net increase (decrease) in FHLB borrowings ...................................    8,000,000             (2,000,000)
  Repayments of long-term debt, net ............................................     (488,245)              (389,275)
  Increase (decrease) in capitalized lease obligations .........................      (34,290)             5,880,626
  Issuance of guaranteed preferred beneficial interest in
        junior subordinated deferrable interest debentures .....................          -0-             10,000,000
  Proceeds from issuance of common stock .......................................      209,865                222,804
  Cash dividends ...............................................................          -0-             (3,499,136)
                                                                                 ------------           ------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES ....................   21,631,321             54,429,909
                                                                                 ------------           ------------

Net increase in cash and cash equivalents ......................................   17,841,885              5,263,316

Cash and cash equivalents at beginning of period ...............................   29,006,611             26,797,511
                                                                                 ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................... $ 46,848,496           $ 32,060,827
                                                                                 ============           ============


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              Six Months Ended
                                                                                  June 30,
                                                                      -----------------------------------
                                                                         2001                    2000
                                                                      ------------           ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Interest ............................................          $ 17,152,719           $16,683,985
       Income taxes paid (refunded) ........................            (1,080,464)              108,503



              [The remainder of this page intentionally left blank]

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly-owned subsidiaries, collectively, hereinafter referred to as the Company. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in 2000 have been reclassified to conform with the 2001 presentation. Operating results for the three and six month periods ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE B - INVESTMENT SECURITIES

At June 30, 2001 and December 31, 2000, the Company's investment securities are categorized as available-for-sale and, as a result, are stated at fair value based generally on quoted market prices in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity (Accumulated Other Comprehensive Income) until realized.

At June 30, 2001, the Company's available-for-sale investment securities reflected net unrealized gains of $1,170,571, which resulted in an increase in shareholders' equity of $702,342, net of the deferred tax asset. The net increase in shareholders' equity as a result of an adjustment in accordance with SFAS No. 115 from December 31, 2000 to June 30, 2001 was $305,021.


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

The Capital Securities accrue and pay distributions semiannually at a rate of 10.875% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into an agreement which fully and unconditionally guarantees payment of: (i) accrued and unpaid distributions required to be paid on the Capital Securities, (ii) the redemption price with respect to any Capital Securities called for redemption by the Trust and, (iii) payments due upon a voluntary or involuntary liquidation, winding up or termination of the Trust.

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


NOTE D - SHAREHOLDERS' EQUITY

The Company did not declare or pay a dividend on its common stock during the first six months of 2001. An annual dividend of $.75 per share was declared by the Company's Board of Directors on the Company's common stock and paid in January 2000. The payment of dividends on the Company's common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the Company's subsidiaries and regulatory restrictions. In April 2001, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta (the "Reserve Bank") in which the Company agreed not to declare or pay a dividend to its shareholders without the prior written approval of the Reserve Bank.

In March 1996, the Company issued options to purchase a total of 270,000 shares of the Company's common stock. The options were issued to the directors based upon their years of service and their positions with the Company. Each of the options has an exercise price of $10.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. The options were exercisable through March 27, 2001. In March 1997, the Company issued options to purchase a total of 103,000 shares of the Company's common stock to the Company's directors with an exercise price of $12.50 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 26, 2002. In March 1998, options to purchase a total of 203,331 shares of the Company's common stock were issued to directors and certain senior officers with an exercise price of $15.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 25, 2003. In December 1999, options to purchase a total of 204,000 shares of the Company's common stock were issued to directors and certain senior officers with an exercise price of $20.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through December 3, 2004. In August 2000, the Company granted options to purchase an aggregate of 15,000 shares of the Company's common stock to certain senior officers of Community Bank. Each of these options has an exercise price of $18.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through August 24, 2005. The Company did not receive any payment in exchange for granting any of such options, which were granted in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1993.

In March 2001, options to purchase 329,561 shares of the Company's common stock were exercised with a total exercise price of $3,741,915. These options were exercised in transactions whereby 207,886 shares of the Company's common stock owned by the grantees of the options and valued at $18.00 per share (as determined by the Board of Directors) were delivered to the Company in payment of the exercise price under the options. The cash portion of these transactions was immaterial and related almost entirely to the settlement of fractional shares. These transactions resulted in a net increase of 121,675 shares in the total outstanding shares of the Company's common stock. In addition, options to purchase 35,000 shares of the Company's common stock expired during the first quarter of 2001 without being exercised, and options to purchase 4,833 shares of the Company's stock expired during the second quarter of 2001 without being exercised.

Options that have an exercise price below the current fair value of the Company's common stock are assumed to be exercised in the calculation of diluted average shares of common stock outstanding. There were no additional incremental shares outstanding for the three and six-month periods ended June 30, 2001 to cause a dilutive effect. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 206,287 shares for the six months ended June 30, 2000.


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

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase shares of the Company's common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This refinanced note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock and bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The initial monthly principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At June 30, 2001, the monthly payment was $33,852. The Company has guaranteed this debt and, in accordance with the applicable accounting and reporting guidelines, the debt has been recognized on the Company's consolidated balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made. As of June 30, 2001, there were 189,156 unreleased shares with a fair value, based on an independent valuation of $10 per share, of approximately $1,891,560. These shares are subtracted from outstanding shares of the Company's common stock for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statements and reduce its shareholders' equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($106,568 and $122,498 during the first six months of 2001 and 2000, respectively) is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants.

At June 30, 2001 and December 31, 2000, the Company's financial statements reflect long-term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,466,791 and $2,574,002, respectively.

Company contributions to the ESOP amounted to $241,166 and $199,241 for the six months ended June 30, 2001 and 2000, respectively.


NOTE F - SEGMENT REPORTING

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide detail related to segment reporting.


NOTE G - RELATED PARTY TRANSACTIONS

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

Management believes this loan was made in the ordinary course of business on substantially the same credit terms, including interest rates and collateral, and does not represent more than a normal risk of collection or present other unfavorable features.


NOTE H - LEASES

In June 2000, Community Bank entered into a lease agreement with Debter Properties, LLC, an Alabama limited liability company of which a director of the Company is a member, as lessor on the real property located in the City of Boaz, Marshall County, Alabama, the site of the Bank's Boaz office. In connection with the lease agreement, Community Bank loaned funds to Debter Properties, LLC to finance its purchase of the real property from Community Bank. The term of the lease is 20 years provided however that in no event shall the term of the lease expire prior to the time when the loan obtained by the lessor to purchase the leased property is paid in full. The monthly rent on this lease is an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Because the interest rate on the loan used to purchase the property adjusts with fluctuation in the prime rate, the monthly lease payments are subject to change. At June 30, 2001, the amount of the monthly rental payment was $13,228. In addition, the Bank agrees to pay the lessor an additional sum to be adjusted periodically to coincide with the cost to the lessor of the real estate taxes and other items and insurance. Community Bank is responsible for maintenance, repairs and utilities for the real property. Community Bank is also responsible for maintaining fire and extended coverage and general liability insurance coverage for the real property. The Company has the option to purchase the leased premises from the lessor at any time during the term of the lease for an amount equal to the lessor's cost in acquiring and/or constructing such leased premises. In an Addendum to the Lease Agreement and Loan Agreement, dated June 1, 2000, the Bank agreed to maintain and continue in force fire and extended coverage insurance and general liability insurance upon the leased premises. In return, the lessor agreed to reimburse the Bank on a quarterly basis the amount of the insurance premium which is included in payments made by the Bank under the lease.


NOTE I - CONTINGENCIES

At a meeting of Community Bank's Board of Directors on June 20, 2000, a director brought to the attention of the Board the total amount of money Community Bank had paid subcontractors in connection with the construction of a new Community Bank office. Management of the Company commenced an investigation of the expenditures. At the request of management, the architects and subcontractors involved in the construction project made presentations to the Boards of Directors of the Company and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the Board of Directors of Community Bank, another director made a presentation alleging that Community Bank had been overcharged by subcontractors on that construction project and another current construction project. On July 18, 2000, the Board of Directors of the Company and Community Bank appointed a joint committee comprised of independent directors of the Company and of Community Bank to investigate the alleged overcharges. Upon completion of its investigation, the joint committee is to inform the Boards of Directors of the Company and

Community Bank of its findings and recommendations. The joint committee has retained legal counsel and an independent accounting firm to assist the committee in its investigation. Management has also been informed that the directors of Community Bank who alleged the construction overcharge have contacted bank regulatory agencies and law enforcement authorities. Management believes that these agencies and authorities either have conducted or are currently conducting investigations regarding this matter.

On July 21, 2000, three shareholders of the Company, M. Lewis Benson, Doris E. Benson and John M. Packard, Jr., filed a lawsuit in the state Circuit Court of Marshall County, Alabama against the Company, Community Bank, certain directors and officers of the Company and Community Bank, an employee of Community Bank and two construction subcontractors. The plaintiffs purported to file the lawsuit as a shareholder derivative action, which relates to the alleged construction overcharges being investigated by the joint committee of the Boards of Directors of the Company and Community Bank. The complaint alleges that the directors, officers and employee named as defendants in the complaint breached their fiduciary duties, failed to properly supervise officers and agents of the Company and Community Bank, and permitted waste of corporate assets by allegedly permitting the subcontractor defendants to overcharge Community Bank in connection with the construction of two new Community Bank offices, and to perform the construction work without written contracts, budgets, performance guarantees and assurances of indemnification. In addition, the complaint alleges that Kennon R. Patterson, Sr., the Chairman, President and Chief Executive Officer of the Company, breached his fiduciary duties by allegedly permitting the two named subcontractors to overcharge for work performed on the two construction projects in exchange for allegedly discounted charges for work these subcontractors performed in connection with the construction of Mr. Patterson's residence. The complaint further alleges that the director defendants knew or should have known of this alleged arrangement between Mr. Patterson and the subcontractors. The complaint also alleges that Mr. Patterson, the Community Bank employee and the two subcontractor defendants made false representations and suppressed information about the alleged overcharges and arrangement between Mr. Patterson and the subcontractors. On August 15, 2000, the plaintiffs filed an amended complaint adding Andy C. Mann, a shareholder of the Company, as a plaintiff and adding a former director of the Company and Community Bank as a defendant. The amended complaint generally reiterates the allegations of the original complaint. In addition, the amended complaint alleges that Community Bank was overcharged on all construction projects from January 1997 to the present. The amended complaint also alleges that the defendants breached their fiduciary duties and are guilty of gross financial mismanagement, including allegations concerning the making or approval of certain loans and taking allegedly improper actions to conceal the fact that certain loans were uncollectible. On September 18, 2000 the plaintiffs filed a second amended complaint. The second amended complaint generally reiterates the allegations of the original and first amended complaints. In addition, the second amended complaint alleges that the plaintiffs were improperly denied their rights to inspect and copy certain records of the Company and Community Bank. The second amended complaint also alleges that the directors of the Company abdicated their roles as directors either by express agreement or as a result of wantonness and gross negligence. The second amended complaint asserts that the counts involving inspection of corporate records and directors abdication are individual, non derivative claims. The second amended complaint seeks, on behalf of the Company, an unspecified amount of compensatory damages in excess of $1 million, punitive damages, disgorgement of allegedly improperly paid profits and appropriate equitable relief. Upon motion of the defendants, the case was transferred to the state Circuit Court in Blount County, Alabama by order dated September 21, 2000, as amended on October 12, 2000. On August 24, 2000, the Board of Directors of the Company designated the directors of the Company who serve on the joint investigative committee as a special litigation committee to investigate and evaluate the allegations and issues raised in this lawsuit and to arrive at such decisions and take such action as the special litigation committee deems appropriate.

On June 8, 2001, the special litigation committee filed its report under seal with the court. On June 18, 2001, the court entered an order governing the confidentiality of the special committee's report. On June 28, 2001, the Company, Community Bank and various other defendants filed a motion with the court to adopt the report of the special committee, for partial summary judgment and to realign the Company and Community Bank. The court has scheduled a hearing on this motion for August 29, 2001. The Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations. Regardless of the outcome, however, this lawsuit could be costly, time-consuming and a diversion of management's attention.

On November 19, 1998, Mr. William Towns, a shareholder of the Company, filed a shareholder derivative action against the directors of the Company in the state Circuit Court of Blount County, Alabama. Mr. Towns amended his complaint on January 14, 1999 to add the Company and Community Bank as defendants in the action. On February 11, 1999, the complaint was again amended to add Mr. Pat Bellew and Mrs. Mary Bellew, who are also shareholders of the Company, as additional plaintiffs. The complaint alleged that the directors of the Company breached their fiduciary duty to the Company and its shareholders, engaged in fraud, fraudulent concealment, suppression of material fact and suppression of the plaintiff shareholders, failed to supervise management, and conspired to conceal wrongful acts from the Company's shareholders and paid themselves excessive directors fees. The complaint also alleged that the Board of Directors acquiesced in mismanagement and misconduct by Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company, including alleged self dealing, payment of excessive compensation, misappropriation of corporate opportunities and misappropriation of funds. The complaint sought an unspecified amount of compensatory and punitive damages, removal of the current directors, appointment of a new Board of Directors and attorneys fees and cost. On December 21, 1998, the Company and its directors filed a motion with the court seeking to have the complaint dismissed. On March 1, 1999, the Company's Board of Directors appointed a special Board committee, comprised of non-employee directors of the Company, to review the plaintiffs' allegation in accordance with Delaware law. On April 6, 1999, each of the parties to the action requested that the court stay the litigation and related discovery, motions and hearings, pending completion of the special committee's review. On April 30, 1999, the court entered an order staying the litigation and related discovery, motions and hearing in accordance with the parties' request. On October 15, 1999, the special committee filed its final report with the court. On October 21, 1999, the parties forwarded to the court an agreed-upon order governing the confidentiality of the special committee's report, which the court entered on January 2, 2000. On August 3, 2000, the Company, Community Bank and Company's directors filed a motion to stay the proceedings until the Company's and Community Bank's joint investigative committee had completed its investigation of the alleged construction overcharges discussed above. At the request of the Company and the other defendants in the action, the court continued a hearing on the motion to dismiss. On February 23, 2001, the court indicated that there was no reason to continue the stay of this action. The parties are awaiting a hearing on the defendants' motion to dismiss the case. Management of the Company believes that the plaintiffs' allegations are false and that the action lacks merit. The Company and its directors intend to defend the action vigorously. Although management of the Company currently believes that the action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, however, the lawsuit could be costly, time consuming and a diversion of management's attention.

On September 14, 2000, an action was filed in the state Circuit Court of Blount County, Alabama, against the Company, Community Bank and certain directors and officers of the Company and Community Bank by seven shareholders of the Company, alleging that the directors actively participated in or ratified the misappropriation of corporate income. The action was not styled as a shareholder derivative action. On January 3, 2001, the defendants, filed a motion for summary judgment on the basis that these claims are derivative in nature and cannot be brought on behalf of individual shareholders. The court has not ruled on the motion. The Company and its directors believe that this lawsuit is without merit and intend to defend the action vigorously. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming and a diversion of management's attention.

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

On June 28, 2000, Community Bank filed an action in the United States District Court for the Northern District of Alabama against Carl Gregory Ford L-M, Inc., an automobile dealership located in Ft. Payne, Alabama, Carl Gregory and Doug Broaddus, the owners of the dealership, several employees and former employees of the dealership and Gerald Scot Parrish, a former employee of Community Bank, with respect to certain loans originated during 1998 in Community Bank's Wal-Mart office in Ft. Payne, Alabama. In the complaint, Community Bank alleged that the defendants willingly and knowingly conducted, participated in, were employed by or associated with, or aided and abetted an enterprise within the meaning of the Racketeer Influenced and Corrupt Organizations Act (RICO) for the purpose of defrauding Community Bank. The complaint also asserted that the defendants committed fraud, misrepresentation and deceit by submitting to Community Bank and/or approving applications for automobile loans which contained false and/or fraudulent information for the purpose of deceiving, influencing and persuading Community Bank to provide loans to customers of the automobile dealership who were otherwise not qualified to receive such loans, and suppressed material facts regarding the veracity of information contained in loan applications and the ability of persons seeking the loans to repay them. Community Bank also alleged in the complaint that the automobile dealership is responsible for the acts of its officers, agents and employees, and that the dealership and its management failed to adequately train and/or supervise its employees. The complaint stated that the defendants participated in a conspiracy to violate RICO and Alabama statutes dealing with fraud, misrepresentation and suppression of material facts, and asserted civil liability under Alabama law for violation of federal statutes dealing with financial institution fraud, mail and wire fraud and making false statements for the purpose of influencing the actions of a financial institution upon an application or loan. On June 29, 2000 and August 31, 2000 the court granted Community Bank's motions to dismiss without prejudice two of the employees of the automobile dealership as defendants in the action. On September 13, 2000, the court granted Mr. Parrish's motion to dismiss the complaint, but granted Community Bank 15 days to amend the complaint. On September 27, 2000, Community Bank filed an amended complaint which generally reiterated the allegations of the original complaint and added specific information concerning the allegedly fraudulent activity and the use of the United States mail, telephone and other wire transmissions in the conduct of such activity. On December 1, 2000. the court dismissed Community Bank's claims based upon mail and wire fraud in the amended complaint but otherwise denied Mr. Parrish's motion to dismiss the complaint. The defendants have filed answers to the amended complaint which generally deny the material allegations in the complaint and allege that any injury suffered by Community Bank was the result of the contributory negligence of Community Bank, its officers, employees and agents. In the lawsuit, Community Bank seeks damages of an unspecified amount to recover losses incurred in connection with the loans made at Community Bank's Wal-Mart office in Ft. Payne, Alabama, along with all costs associated with the lawsuit. Any amounts received by Community Bank as a result of this litigation will be treated as a recovery on loan losses.

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

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, net interest income, allowance for loan losses, professional fees, pending litigation and investigations, non-compliant and impaired loans originated in Community Bank's Double Springs, Alabama office, capital requirements, operating strategy, interest rate sensitivity and market risk. We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions, government fiscal and monetary policies and prevailing interest rates, effectiveness of the Company's interest rate strategies, changes in laws, regulations and regulatory policies affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, changes in the Company's loan portfolio; competition from other financial services companies, the Company's ability to obtain reimbursement from its fidelity bond insurance carrier or other persons responsible for originating non-compliant and impaired loans in Community Bank's Ft. Payne, and Double Springs, Alabama office, adverse outcome of pending litigation and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

FINANCIAL CONDITION

JUNE 30, 2001 COMPARED TO DECEMBER 31, 2000

LOANS

Loans comprised the largest single category of the Company's earning assets at June 30, 2001. Loans, net of unearned income and allowance for loan losses, were 69.2% of total assets at June 30, 2001 and 73.1% of total assets at December 31, 2000. Total net loans were $509,223,242 at June 30, 2001, representing an
$11,985,489, or 2.30% $    decrease from the December 31, 2000 total net loans
of $521,208,731. This decrease was attributable to a reduction in loans at the Bank's finance company subsidiary and more stringent underwriting policies and procedures at all lending locations.

Commercial, financial and agricultural loans increased by approximately $9,293, or 6.6%, to approximately $150,066 at June 30, 2001 from approximately $140,773,000 at December 31, 2000, and represented 29.1% of total loans at June 30, 2001, compared to 26.6% at December 31, 2000. Real estate-mortgage loans decreased by approximately $9,443, or 4.0%, to approximately $227,149 at June 30, 2001 from approximately $236,592,000 at December 31, 2000, and represented 44.0% of total loans at June 30, 2001, compared to 44.8% at December 31, 2000. Consumer loans decreased by approximately $10,835, or 7.4%, to approximately $134,838 at June 30, 2001 from $145,673,000 at December 31, 2000, and represented 26.1% of total loans at June 30, 2000, compared to 27.6% a December 31, 2000. Real estate-construction loans decreased by approximately $1,498, or 27.6%, to approximately $3,931 at June 30, 2001 from approximately $5,429,000 at December 31, 2000, and represented .80% of total loans at June 30, 2001, compared to 1.0% at December 31, 2000.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Investment securities increased $16,588,421, or 16.3%, to $118,158,239 at June 30, 2001 compared to $101,569,818 at December 31, 2000. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Short-term investments in the form of interest-bearing deposits with banks were $200,000 at June 30, 2001 compared to $700,000 at December 31, 2000.

The Company had $19,000,000 in federal funds sold at June 30, 2001 compared to $3,000,000 at December 31, 2000. Increases in investment securities and federal funds sold is due primarily to growth in deposits and liquidity provided from the loan portfolio.

ASSET QUALITY

Between December 31, 2000 and June 30, 2001, the ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccruing loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate) declined from 112.3% at year-end 2000 to 80.5% at June 30, 2001. The ratio of total nonperforming assets to total assets increased to 1.1% at June 30, 2001 from 0.9% at year-end 2000, while the ratio of nonperforming loans to total loans, net of unearned income, increased to 1.0% at June 30, 2001 from 0.8% at December 31, 2000. These changes were primarily due to a decrease in the total of loans, net of unearned income of approximately 12,417,000, or 2.4%, also contributing was an increase in nonaccruing loans of approximately $969,000, or 51.6%, to approximately $2,846,000 at June 30, 2001 from
$1,877,000 at December 31, 2000 and an increase in other real estate of $1,414,000 or 75.2%, to approximately $3,295,000 at June 30, 2001 from approximately $1,881,000 at December 31, 2000. These increases were partially offset by a decline in loans past due 90 days or more of $420,000 or 16.3%, to approximately $2,151,000 at June 30, 2001 from approximately $2,574,000 at December 31, 2000. Total nonperforming assets increased $1,963,000, or 12.5%, to approximately $8,292,000 at June 30, 2001 from approximately $6,329,000 at December 31, 2000.

In March 2001, management of Community Bank became aware that an employee in Community Bank's Double Springs, Alabama location had improperly originated approximately $1,200,000 in loans, primarily during 2000 and the first quarter of 2001, in violation of Community Bank's lending policies, and had manipulated loan payments to make it falsely appear that payments under the loans were current. The bank employee has admitted wrongdoing in connection with the loans and his employment with Community Bank has been terminated. Management has notified federal and state banking regulatory authorities, law enforcement authorities and the Company's fidelity bond carrier, and is cooperating with law enforcement authorities in the investigation of this matter. While the Company has not completed its investigation of these loans, management's estimate of the impairment of such loans at the time of discovery was approximately $839,000. As of December 31, 2000, the Company had made a provision and increased its allowance for loan losses by approximately $501,000 to reflect the estimated impairment of these loans at year-end 2000. During 2001, the Company made a additional provision and increased its allowance for loan losses by approximately $338,000 to reflect the increase in the estimated impairment of these loans. An appropriate charge with respect to actual losses determined will be made to the Company's allowance for loan losses. See "Results of Operations - Provisions for Loan Losses".

DEPOSITS

Total deposits of $613,603,500 at June 30, 2001 reflected an increase of $12,702,733 or 2.1% from $600,900,767 at year-end 2000. Deposits are Community Bank's primary source of funds. Noninterest- bearing deposits increased $1,957,566 or 2.9%, to $69,243,271 at June 30, 2001, from $67,285,705 at
December 31,2000, while interest-bearing deposits increased $10,745,167 or 2.0% to $544,360,229 at June 30, 2001, from $533,615,062 at December 31, 2000.
Certificates of deposits of $100,000 or more increased approximately $21,873,000, or 21.7%, to approximately $122,885,000 at June 30, 2001, from approximately $101,012,000 at December 31, 2000.

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

Other short-term borrowings totaled $3,506,489 at June 30, 2001, a $1,241,258, or 54.8% increase from $2,265,231 at December 31, 2000. At June 30, 2001, short-term borrowings consisted primarily of the U.S. Treasury Tax and Loan Note Option account and securities sold under agreement to repurchase. Balances under U.S. Treasury Tax and Loan Note Option are subject to call at any time by the U.S. Treasury. The increase during the first six months of 2001 was due to a increase of approximately $285,000 in balances outstanding under the U.S. Treasury Tax and Loan Note Option, and by an increase of approximately $956,000 in securities sold under agreement to repurchase.

At June 30, 2001 and December 31, 2000, the Company had notes payable totaling approximately $5,187,000 and $5,675,000, respectively, described briefly in the following paragraphs.

In December 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At June 30, 2001, and December 31, 2000, the amounts outstanding under this loan agreement were approximately $1,067,000 and $1,423,000, respectively, due December 2002, bearing interest at a floating prime rate, and collateralized by 100% of the common stock of Community Bank, the Company's subsidiary bank. The note agreement contains provisions which limit the Company's right to transfer or issue shares of Community Bank's stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to 24 monthly principal payments, provided that no more than six consecutively scheduled installments are deferred. The Company did not postpone any principal payments under this loan agreement during the first six months of 2001.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The initial monthly principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At June 30, 2001, the monthly payment was $33,852. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,510,000 at June 30, 2001 and approximately $2,606,000 at December 31, 2000, secured by 189,156 and 199,877 of unreleased shares of Company common stock, respectively.

On October 4, 1994, the Company entered into a 20-year subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was approximately $1,610,000 at June 30, 2001 and approximately $1,646,000 at December 31, 2000.

Since June 1999, Community Bank, has borrowed funds under the Federal Home Loan Bank of Atlanta's "Convertible Advance Program." These advances have had original maturities of 10 years, with stated call features during the life of the obligation, at fixed interest rates for the life of the obligations. Principal is due at final maturity or on a stated call date, with interest payable each quarter. At December 31, 2000, Community Bank had an outstanding advance of $38,000,000. This obligation has a maturity of March 1, 2010 (120 months), a call feature every 12 months during the life of the obligation, and a fixed interest rate of 5.93% per annum with interest payable each quarter. At June 30, 2001, outstanding funds advanced to Community Bank under the FHLB "Convertible Loan Program" totaled $38,000,000.

In May 2001, Community Bank made an application for and received an advance of $8,000,000 under the FHLB "fixed rate credit" plan. The advance was for 6 months bearing interest at 4.15% and will be due in November 2001. The balance of this obligation at June 30, 2001 was $8,000,000.

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). The proceeds from the issuance of the Capital Securities and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. The principal balance outstanding is due at maturity. However, as specified in the indenture pursuant to which the debentures were issued, the debentures can be redeemed prior to maturity at a redemption price equal to a percentage of the principal amount, ranging from 105.438% in the year 2010 to 100.00% in and after the year 2020, plus accrued but unpaid interest. As of June 30, 2001, the Company's consolidated financial statements reflected $10,000,000 in junior subordinated deferrable interest debentures, after the effects of elimination. See Note C to the Consolidated Financial Statements.

Maturities/calls of long-term debt and FHLB borrowings for the years ending December 31, are as follows:

                                                                     Junior
                         Notes     Subordinated       FHLB         Subordinated
                        Payable        Debt        Borrowings       Debentures
                      ----------   ------------   -----------      ------------
2001.............     $  425,048    $   37,223    $ 8,000,000      $       -0-

2002.............        893,705        78,461     38,000,000              -0-

2003.............        200,287        84,133            -0-              -0-

2004.............        220,165        90,215            -0-              -0-

2005.............        242,015        96,737            -0-              -0-

Thereafter.......      1,595,710     1,223,260            -0-       10,000,000
                      ----------    ----------    -----------      -----------

                      $3,576,930    $1,610,029    $46,000,000      $10,000,000
                      ==========    ==========    ===========      ===========

CAPITAL RESOURCES

Bank regulatory authorities have placed increased emphasis on the maintenance of adequate capital, and subsequently developed risk-based capital guidelines. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity and junior subordinated deferrable interest debentures, less goodwill and unrealized gains on debt securities, amounted to $47,904,000 at June 30, 2001. Tier II capital components totaling approximately $7,693,000 at June 30, 2001, include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components are referred to as Total Risk-Based capital and was $55,597,000 at June 30, 2001.

As of June 30, 2001, the Company and Community Bank, its banking subsidiary, was classified as well capitalized under the financial institutions regulatory framework. Management has reviewed and will continue to monitor the Company's asset mix, product pricing and loan loss allowance, which are the areas determined to be most affected by these requirements.

On April 9, 2001, the Company's Board of Directors entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta. As part of this agreement, the Company agreed to maintain a quarterly Tier I leverage capital ratio (the ratio of Tier I Capital to average assets, less goodwill) of at least 6.5%. At June 30, 2001, the Company's Tier I leverage capital ratio was 6.7%. On April 18, 2001, the Board of Directors of Community Bank, the Company's subsidiary bank, also made a commitment to the Regional Director of the Federal Deposit Insurance Corporation's Atlanta Regional Office and the Alabama Superintendent of Bank's with regard to certain financial goals related to Community Bank's capital ratios.



              [The remainder of this page intentionally left blank]

RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000

SUMMARY

Net income of the Company for the six months ended June 30, 2001 was $648,727 compared to $743,573 for the same period in 2000, representing a decline of $94,846, or 12.8%. Basic net income per share was $0.14 for the six months ended June 30, 2001, as compared to $0.17 for the same period of 2000. Fully diluted net income per share was $0.14 and $0.16 for the six months ended June 30, 2001 and 2000, respectively. This decline resulted primarily from increased professional fees related to the special investigative committee and fees associated with various litigations and a decrease in net interest income. These charges to expense are considered to be non-recurring by management. Notwithstanding these increased expenses non interest expense declined by $657,182 or 4.3% to $14,672,793 for the six months ended June 30, 2001, as compared to $15,329,975 for the period ended June 30, 2000. This decline was the direct result of cost cutting measures effected by management related to salaries and benefits company wide. Non interest income decreased $317,930 or 6.2% due primarily to decreased insurance commissions resulting from discontinued insurance product areas. Non interest income for the six months ended June 30, 2001, was $4,814,731 compared to $5,132,661 for the same period in 2000.

Net income (loss) for the quarter ended June 30, 2001, was ($156,363) compared to $289,636 for the same three month period of 2000, representing a decrease of $445,999, or 154.0%. Basic net income (loss) per share was ($0.03) for the second quarter of 2001 compared to $0.07 for the same period of 2000. Fully diluted net income per share was ($0.03) and $0.06 for the three months ended June 30, 2001 and 2000, respectively. The loss for the quarter was the combined effect of decreases in noninterest income and the cost of professional fees as it related to the report of the special investigative committee. The company experienced a decline in its net interest income of $111,614 for the quarter ended June 30, 2000 as interest bearing assets repriced faster than interest earning liabilities in a declining interest rate environment. In the second quarter of 2001 non interest income fell $485,210 as compared to the second quarter of 2000 which represents a decline of 18.4%. This decline is due primarily to decreases in insurance commissions and debt cancellation fees. Total non interest income for the three months ended June 30, 2001 was $2,152,943 while the non interest income for the same period ending June 30, 2000, was $2,638,153. Non interest expenses increased $147,123 in the second quarter 2001 despite a decrease of $911,409 in salary and benefits in the three months then ended. Increases in occupancy expense and other expenses detailed above are the primary source for the increase. Total non interest expense for the quarters ended June 30, 2001, and June 30, 2000, were $7,808,204 and $7,661,081, respectively.

NET INTEREST INCOME

Variations in the amounts earned on interest bearing-assets and conversely amounts paid on interest-bearing liabilities can be accounted for by 1) changes in the average balance of the account (volume), and 2) the changes in the interest rate earned and paid on assets and liabilities (rate) and a 3) combination of changes in volume and rate. Average earning assets outstanding during the first six months of 2001 were approximately $641,510,000 as compared to $619,483,000 for the same period of 2000, which represents a $22,027,000 increase or 3.6% in the average balance. The revenue earned from these assets were approximately $30,327,000 and $29,807,000 for the periods ended June 30, 2001, and June 30, 2000, respectively. This represents an increase of only $520,000 or 1.7% since the rate has decreased from year to year. Total average interest-bearing liabilities were approximately $599,020,000 for the period ending June 30, 2001, compared with approximately $580,564,000 for the period ending June 30, 2000. This represents an increase of $18,456,000 or 3.2% Interest paid on these liabilities totaled approximately $17,079,000 and $15,951,000 for the respective periods which is an increase of $1,128,000 in expense or 7.1%. The relatively even increase in average interest-earning assets and interest-bearing liabilities with a marked increase in interest paid over interest earned shows that interest-bearing liabilities were repricing faster during the six months ended June 30, 2001, than were interest-earning assets. Over the next twelve months, management expects this trend to change as interest-bearing liabilities are scheduled to re-price at a rate of two-to-one over interest-earnings

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. Net interest income, before provision for loan losses, decreased $620,000, or 4.6%, to approximately $12,968,000 for the six months ended June 30, 2001, from approximately $13,588,000 for the same period of 2000. Revenues from interest earning assets of the Company increased $520,000, or 1.7%, to approximately $30,327,000 for the six months ended June 30, 2001 from approximately $29,807,000 for the same period in 2000. This increase was due to both higher average outstanding balances of earning assets, which offset a decrease in the average yield on these balances. Average earning assets outstanding during the first six months of 2001 were approximately $641,510,000, which represents an increase of approximately $22,027,000, or 3.6%, from approximately $619,483,000 for the first six months of 2000. The Company's fully taxable equivalent yield on its average earning assets decreased 27 basis points to 9.53% for the first six months of 2001, compared to 9.80% for the same period of 2000. Interest expense for the six months ended June 30, 2001 increased approximately $1,128,000, or 7.1%, to $17,079,000 from $15,951,000 for the corresponding period of 2000. This increase was due to [BOTH] higher average outstanding balances of interest-bearing liabilities [AND AN INCREASE IN THE AVERAGE RATE PAID ON THESE BALANCES]. Average interest-bearing liabilities during the first six months of 2001 were approximately $599,020,000, which represents an increase of $18,456,000, or 3.2%, from approximately $580,564,000 for the same period of 2000. The rate paid on average interest-bearing liabilities [IN]creased 3 basis points to 5.75% for the six months ended June 30, 2001, compared to 5.72% for the six months ended June 30, 2000. A portion of this increase in the rate paid on average interest-bearing liabilities was attributable to the Company's junior subordinated deferrable interest debentures, which carry an annual interest rate of 10.875% and were outstanding for the entire first half of 2001, compared to only nine days during the first quarter of 2000. In addition, during the first and second quarters of 2000 Community Bank offered several special certificate of deposit products at higher rates with maturities ranging from 11 to 24 months.

Net interest margin is computed by dividing net interest income, on a fully taxable equivalent basis, by average interest earning assets. This ratio represents the difference between the average yield returned on average interest earning assets and the average rate paid on funds used to support those interest earning assets, including both interest-bearing and noninterest-bearing sources. The Company's net interest margin, on a fully taxable equivalent basis, for the six months ended June 30, 2001 decreased 26 basis points to 4.16%, from 4.42% for the six months ended June 30, 2000, due to a decline in net interest income, on a fully taxable equivalent basis, coupled with an increase in average interest-earning assets.

Net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest-bearing sources of funds. The Company's net interest spread, on a fully taxable equivalent basis, for the six months ended June 30, 2001 decreased 30 basis points to 3.48%, from 3.78% for the six months ended June 30, 2000.

assets. This trend is expected to have a positive effect on net interest income. Net interest income for the six months ended June 30, 2001, was approximately $12,968,000 compared with approximately $13,588,000 for the same period June 30, 2000. This represents a decrease of $620,000 or (4.6)%.

As a result of interest rate decreases from the Federal Reserve, revenue from earning assets decreased $280,704 or (1.8%) for the quarter to $14,942,474 for the three months ended June 30, 2001, as compared to $15,223,178 for the quarter ended June 30, 2000. Total interest expense declined $221,002 during the same period to $8,264,886 from $8,485,888 for the quarters ended June 30, 2001 and 2000, respectively. Net interest income for the quarter declined to approximately $6,678,000 from approximately $6,737,000 in the second quarter of 2000, a $59,000 decrease or (0.9)%.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon management's estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. At June 30, 2001, the allowance for loan losses was approximately $6,676,000, which represented $431,000, or 6.1%, decrease over the December 31, 2000 amount of $7,107,000. This decrease was due to charge offs that had been previously provided for being made and a decrease in the balance of loans outstanding at the end of the period. As a percentage of total loans, net of unearned income, the allowance for loan losses decreased to 1.30% at June 30, 2001 from 1.35% at December 31, 2000. Management believes that the allowance for loan losses at June 30, 2001 is adequate to absorb known risks in the Company's loan portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio or additional provisions to the allowance for loan losses.

In assessing the adequacy of the allowance for loan losses, management relies predominantly on its ongoing review of the loan portfolios which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Loans identified as having increased credit risk are classified in accordance with the Company's loan policy and appropriate reserves are established for each loan classification category based on pre-determined reserve percentages. Reserves are established for the remaining unclassified portion of the loan portfolio based on actual historical loss factors associated with certain loan types.

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. Actual loan losses are charged directly to the allowance for loan losses while recoveries on charged-off loans are credited to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $2,332,279 for the six months ended June 30, 2001, compared to $2,337,351 for the same period of 2000, representing an decrease of $5,072, or .2%. The provision for loan losses during the first six months of 2000 resulted from management's decision to make provisions for current losses, actual growth in the loan portfolio and to increase the overall level of the allowance for loan losses due to expansion into new markets, which expansion resulted in growth in the loan portfolio. There was also an increase in the amount of charged-off loans during the first six months of 2001 due to expansion into new markets, which resulted in growth in the loan portfolio. Net charge-offs for the six months ended June 30, 2001 were approximately $2,763,000 compared to $1,798,000 for the same period of 2000.

The provision for loan losses for the second quarter of 2001 was approximately $1,381,161 compared to $1,329,249 for the same period of 2000, representing a decrease of $51,912 or 4.0%. Charge-offs exceeded recoveries by approximately $1,233,000 and $668,000 for the quarters ended June 30, 2001 and 2000, respectively. These changes during the second quarter of 2001 resulted as management continued to out its decision to increase the allowance for loan losses and its more aggressive assessment of past due credits.

NON INTEREST INCOME

Non interest income for the six months ended June 30, 2001 was $4,814,731, compared to $5,132,661 for the same period of 2000. This decrease of $317,930, or 6.2%, during the first six months of 2001, compared to the same period of 2000, resulted primarily from decreases in insurance commissions and fees on debt cancellation contracts. The Company recorded net gains on the sale of investment securities of $378,021 during the six months ended June 30, 2001, while losses on the sale of investment securities for the same period of 2000 were $26,886.

Non interest income reflected a decrease of $485,210, or 18.4%, for the second quarter of 2001 compared to the same period of 2000. This decrease resulted primarily from decreases of $89,465, or 44.1%, in debt cancellation fees and $265,263, or 39.0% in insurance commissions and $138,097 or 26.2% in other operating income.

NON INTEREST EXPENSE

Non interest expenses for the six months ended June 30, 2001 were $14,672,793, reflecting a $657,182, or 4.3%, decrease over $15,329,975 for the same period of 2000. The primary components of non interest expenses are salaries and employee benefits, which decreased $1,665,852 for the six months ended June 30, 2001, 17.2% lower than in the same period of 2000. The decreases in salaries and employee benefits are due to corporate downsizing and reduced salary and benefits to officers and executive officers at the bank and the Company. Salaries and benefits also include compensation expense related to the release of shares in the Company's leveraged ESOP. Occupancy costs increased $150,401, or 11.7%, furniture and equipment expenses declined by $6,797, or 0.7%, while director and committee fees decreased $37,780, or 13.1%. Other operating expenses increased $902,846,or 29.0%, to $4,018,621 during the first six months of 2001 compared to $3,115,775 for the same period of 2000. This increase primarily reflects an increase in the audit fees, legal fees and other costs related to the special investigation committee.

Non-interest expenses were $7,808,204 for the three months ended June 30, 2001 compared to $7,661,081 for the same period of 2000. This increase of $147,123, or 1.9%, during the second quarter of 2001 resulted primarily from an decrease of $911,409, or 18.7%, in personnel cost, which was offset by an increase of $975,402, or 63.6%, in other operating expenses. Professional fees for the quarter were $1,188,540 for the three months ended June 30, 2001, compared to $170,835 for the same period in the year ended June 30, 2000.

The Company's strategy is to make each office of its subsidiary bank a vital part of the community it serves. Each office has management and personnel similar to a full service, stand-alone bank. Although more expensive, the Company believes this strategy has been successful for Community Bank, and best serves its communities, customers and the Company's shareholders.

INCOME TAXES

The provision for income taxes of $129,188 for the six months ended June 30, 2001 decreased $180,217, or 58.2%, compared to the same period of 2000, due primarily to the decrease in income before taxes. The effective tax rate of 16.6% for the first six months of 2001 is less than the effective tax rate of 29.3% for the same period of 2000 reflects. The Company's effective tax rate of 23.9% for the second quarter of 2001 represents a decline from the effective tax rate of 26.8% for the second quarter of 2000. These shifts are in part due to the effect of tax-free interest income. The Company attempts to maximize its net income through active tax planning.



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

The static gap analysis measures the amount of repricing risk embedded in the balance sheet at a specific point in time, by comparing the difference in the volume of interest-earning assets and interest-bearing liabilities that are subject to repricing within specific time periods. During the first six months of 2001, Community Bank saw its interest earning assets repricing within one year increase while its interest bearing liabilities repricing during this same period decreased. These changes reflect an improvement in the Company's static gap position, as compared to year-end 2000. The Company remained liability sensitive at June 30, 2001, indicating that it had more interest bearing liabilities than interest earning assets repricing during the twelve months ending June 30, 2002. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at June 30, 2001 was: i) 69.0% AT 30 DAYS;
II) 61.3% AT 90 DAYS; III) 57.9% AT 180 DAYS; AND IV) 51.8% AT 365 DAYS.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning asset and interest-bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company's June 30, 2001, Asset/Liability Analysis, the improvement in net interest income, over the next twelve months, resulting from a 200 basis points decrease in the interest rate environment would be $1,272,000 or 4.6%. Conversely, a 200 basis points increase in interest rates would result in a $2,974,000 or 10.7%, increase in net interest income for the same period.

While movement of interest rates cannot be predicted with any certainty, management believes that Community Bank's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending June 30, 2002. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.



              [The remainder of this page intentionally left blank]

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Except as noted in the foregoing, on June 8, 2001, the special litigation committee of the Company's Board of Directors formed to investigate the allegations contained in the lawsuit filed by M. Lewis Benson, Doris E. Benson, John M. Pachard, Jr. and Andy C. Mann against the Company, Community Bank, certain directors and officers of the Company and Community Bank and two construction subcontractors filed its report under seal with the Circuit Court of Blount County, Alabama. On June 18, 2001, the court entered a confidentially order concerning the report. On June 28, 2001, the Company, Community Bank and various other defendants filed a motion with the court to adopt the report of the special committee, for partial summary judgement and to realign the parties plaintiff. The court has scheduled a hearing on this motion for August 29, 2001.

There have been no material developments in the legal proceedings disclosed in the section captioned "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

On June 8, 2001, the special litigation committee filed its report under seal with the court. On June 18, 2001, the court entered an order governing the confidentiality of the special committee's report. On June 28, 2001, the Company, Community Bank and various other defendants filed a motion with the court to adopt the report of the special committee, for partial summary judgement and to realign the parties plaintiff. The court has scheduled a hearing on this motion for August 29, 2001. The Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations. Regardless of the outcome, however, this lawsuit could be costly, time-consuming and a diversion of management's attention.

The Company and its subsidiaries are from time to time parties to other legal proceedings arising from the ordinary course of business. Management believes, after consultation with legal counsel, that no such proceedings, if resulting in an outcome unfavorable to the Company, will, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 200 1, the Company issued an aggregate of 11,661 shares of its common stock to certain of Community Bank's city directors in payment of director fees, in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on Thursday, June 7, 2001. Glynn Debter, John J. Lewis, Jr., Loy McGruder and Bishop K. Walker, Jr. were elected to serve as Class II directors of the Company until the annual meeting of stockholders of the Company is 2004 or until their successors are elected and qualified. The vote with respect to such election was as follows:

                                                Votes Cast        Abstentions
                             Votes Cast         Against or         or Broker
Name                          In Favor           Withheld          Non-Votes
----                         ----------         ----------        -----------
Glynn Debter                  3,216,917           517,895            4,706
John J. Lewis, Jr.            3,204,763           529,649            4,706
Loy McGruder                  3,203,797           530,615            4,706
Bishop K. Walker, Jr.         3,191,527           542,885            4,706

         The following directors continued in office following the shareholders meeting:

         Name                             Term Expires
         ----                             ------------
         Denny Kelly                          2002
         Kennon R. Patterson, Sr.             2002
         Merritt M. Robbins                   2002
         R. Wayne Washam                      2002
         Roy B. Jackson                       2003
         Hodge Patterson                      2003
         Kennon R. Patterson, Jr.             2003
         Robert O. Summerford                 2003
         Jimmie Trotter                       2003

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       Exhibit Number                       Description of Exhibit
       --------------                       ----------------------
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

       11                 Computation of Earnings Per Share

b) Reports on Form 8-K

         During the quarter ended June 30, 2001, no reports were filed for the Company on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMUNITY BANCSHARES, INC.



August 16, 2001                  /s/ Kennon R. Patterson, Sr.
------------------------        ----------------------------------------------
Date                            Kennon R. Patterson, Sr., as its
                                President and Chief Executive Officer