Form 10-Q
period 2001-09-30
COMMUNITY BANCSHARES INC /DE/
filed 2001-11-14
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission File No. 000-16461

                           COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   63-0868361
   ------------------------------          ------------------------------------
      (State of Incorporation)             (I.R.S. Employer Identification No.)

  68149 Main Street, P. O. Box 1000,
          Blountsville, AL                                 35031
----------------------------------------            -----------------
(Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code: (205) 429-1000
                                                       --------------

                                    No Change
                                   -----------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]

As of October 31, 2001, there were 4,608,691 shares of the Registrant's Common Stock, $.10 par value per share, outstanding.

                                      INDEX
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                                                                 PAGE
-----------------------------                                                                                 ----
Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition - September 30, 2001 and December 31, 2000........       3

         Consolidated Statements of Income and Consolidated Statements of Comprehensive Income-
           Three months ended September 30, 2001 and 2000.................................................     4-5

         Consolidated Statements of Income and Consolidated Statements of Comprehensive Income-
           Nine months ended September 30, 2001 and 2000..................................................     6-7

         Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000............       8

         Notes to Consolidated Financial Statements.......................................................      10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............      20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................      30

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................      31

Item 6.  Exhibits and Reports on Form 8-K.................................................................      32

SIGNATURES

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       SEPTEMBER 30,             December 31,
                                                                                            2001                     2000
                                                                                       --------------           --------------
                                                                                         (UNAUDITED)
ASSETS
  Cash ......................................................................          $    6,267,793           $    7,627,215
  Due from banks ............................................................              22,339,023               18,379,396
  Federal funds sold ........................................................              21,000,000                3,000,000
  Interest-bearing deposits with banks ......................................                 200,000                  700,000
  Securities available-for-sale .............................................             127,149,779              101,569,818
  Loans .....................................................................             511,871,960              528,467,345
  Less: Unearned income .....................................................                  72,051                  151,184
        Allowance for loan losses ...........................................               6,537,851                7,107,430
                                                                                       --------------           --------------
         NET LOANS ..........................................................             505,262,058              521,208,731

  Premises and equipment, net ...............................................              39,785,075               39,325,645
  Accrued interest ..........................................................               7,429,605                8,432,321
  Intangibles, net ..........................................................               5,403,619                5,757,055
  Other real estate .........................................................               3,993,752                1,880,548
  Other assets ..............................................................               4,510,124                5,637,313
                                                                                       --------------           --------------
         TOTAL ASSETS .......................................................          $  743,340,828           $  713,518,042
                                                                                       ==============           ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest bearing ....................................................          $   70,751,559           $   67,285,705
     Interest bearing .......................................................             548,299,507              533,615,062
                                                                                       --------------           --------------
         TOTAL DEPOSITS .....................................................             619,051,066              600,900,767
  Other short-term borrowings ...............................................               4,277,347                2,265,231
  Accrued interest ..........................................................               4,749,231                5,375,725
  FHLB borrowings ...........................................................              46,000,000               38,000,000
  Capitalized lease obligations .............................................               5,792,550                5,850,225
  Long-term debt ............................................................               4,933,216                5,675,204
  Guaranteed preferred beneficial interest in the Company's junior
     subordinated deferrable interest debentures ............................              10,000,000               10,000,000

  Other liabilities .........................................................               4,061,575                4,261,120
                                                                                       --------------           --------------
         TOTAL LIABILITIES ..................................................             698,864,985              672,328,272
  SHAREHOLDERS' EQUITY
       Preferred stock, par value $.01 per share, 200,000 shares
           authorized, no shares issued .....................................                      --                       --
       Common stock, par value $.10 per share, 20,000,000 shares
           authorized, 4,808,331 shares issued as of September 30, 2001
           and 4,674,995 shares issued as of December 31, 2000 ..............                 480,833                  467,499
      Paid-in-capital .......................................................              30,789,906               29,804,921
      Retained earnings .....................................................              14,364,245               13,490,799
      Treasury stock, 20,803 shares at cost as of September 30,
        2001 and December 31, 2000 ..........................................                (396,768)                (396,768)
      Unearned ESOP shares - 180,941 and 199,877 shares as of
        September 30, 2001 and December 31, 2000, respectively ..............              (2,370,294)              (2,574,002)
      Accumulated other comprehensive income ................................               1,607,921                  397,321
                                                                                       --------------           --------------
         TOTAL SHAREHOLDERS' EQUITY .........................................              44,475,843               41,189,770
                                                                                       --------------           --------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................          $  743,340,828           $  713,518,042
                                                                                       ==============           ==============

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                   September 30,
                                                                                       ------------------------------------
                                                                                           2001                    2000
                                                                                       -------------          -------------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans ................................................          $  12,440,605          $  14,030,527
  Interest on investment securities:
     Taxable securities .....................................................              1,690,510              1,505,545
     Securities exempt from federal income taxes ............................                165,728                252,956
  Interest on federal funds sold ............................................                183,228                 22,161
  Interest on deposits in other banks .......................................                  7,670                 13,353
                                                                                       -------------          -------------
          TOTAL REVENUE FROM EARNING ASSETS .................................             14,487,741             15,824,542
                                                                                       -------------          -------------
INTEREST EXPENSE
  Interest on deposits ......................................................              6,741,849              7,858,934
  Interest on other short-term borrowings ...................................                 30,397                 47,570
  Interest on FHLB borrowings ...............................................                659,790                575,869
  Interest on capital lease obligations .....................................                 93,766                140,604
  Interest on long-term debt ................................................                 81,186                140,676
  Interest on guaranteed preferred beneficial interests in the

     Company's junior subordinated deferrable interest debentures ...........                280,303                277,188

                                                                                       -------------          -------------
          TOTAL INTEREST EXPENSE ............................................              7,887,291              9,040,841

                                                                                       -------------          -------------

NET INTEREST INCOME .........................................................              6,600,450              6,783,701
  Provision for loan losses .................................................              1,486,028              4,618,539
                                                                                       -------------          -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .........................              5,114,422              2,165,162
NONINTEREST INCOME
  Customer service fees .....................................................                996,401              1,066,406
  Insurance commissions .....................................................                483,932                682,232
  Bank club dues ............................................................                164,153                175,792
  Debt cancellation fees ....................................................                129,803                188,421
  Other operating income ....................................................                230,683                399,702

  Investments securities gains ..............................................                155,113                 45,184
                                                                                       -------------          -------------
          TOTAL NONINTEREST INCOME ..........................................              2,160,085              2,557,737
                                                                                       -------------          -------------
NONINTEREST EXPENSES
  Salaries and employee benefits ............................................              3,897,369              4,577,543
  Occupancy expense .........................................................                748,007                710,323
  Furniture and equipment expense ...........................................                476,655                485,709
  Director and committee fees ...............................................                116,818                139,691
  Other operating expense ...................................................              1,787,136              1,739,113
                                                                                       -------------          -------------
          TOTAL NONINTEREST EXPENSES ........................................              7,025,985              7,652,379
                                                                                       -------------          -------------
Income (loss) before income taxes ...........................................                248,522             (2,929,480)
Provision for income tax expense (benefit) ..................................                 23,802             (1,127,941)
                                                                                       -------------          -------------
          NET INCOME (LOSS) .................................................          $     224,720          $  (1,801,539)
                                                                                       =============          =============
NET INCOME (LOSS) PER COMMON SHARE - BASIC ..................................          $        0.05          $       (0.40)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED ................................                   0.05                  (0.38)

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                       -----------------------------------
                                                                                           2001                   2000
                                                                                       ------------           ------------
NET INCOME (LOSS) ...........................................................          $    224,720           $  (1,801,539)
Components of other comprehensive income:
Unrealized gains on securities:
  Unrealized holding gains arising during the period ........................             1,664,411               1,195,107
  Reclassification adjustments for ( gains) included
     in net income ..........................................................              (155,113)                (45,184)
                                                                                       ------------           -------------
Net unrealized gains ........................................................             1,509,298               1,149,923
Income tax expense related to items of other
  comprehensive income ......................................................               603,719                 462,049
                                                                                       ------------           -------------
Total other comprehensive income ............................................               905,579                 687,874

                                                                                       ------------           -------------

COMPREHENSIVE INCOME (LOSS) .................................................          $  1,130,299           $  (1,113,665)
                                                                                       ============           =============

              [The remainder of this page intentionally left blank]

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       ------------------------------------
                                                                                           2001                    2000
                                                                                       -------------          -------------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans ................................................          $  38,968,185          $  40,244,586
  Interest on investment securities:
     Taxable securities .....................................................              4,550,408              4,303,365
     Securities exempt from federal income taxes ............................                526,906                586,091
  Interest on federal funds sold ............................................                453,562                185,576
  Interest on deposits in other banks .......................................                 36,374                 43,179
                                                                                       -------------          -------------
          TOTAL REVENUE FROM EARNING ASSETS .................................             44,535,435             45,362,797
                                                                                       -------------          -------------
INTEREST EXPENSE
  Interest on deposits ......................................................             21,604,872             22,019,075
  Interest on other short-term borrowings ...................................                 94,612                100,502
  Interest on FHLB borrowings ...............................................              1,826,871              1,672,187
  Interest on capitalized lease obligations .................................                325,846                186,521
  Interest on long-term debt ................................................                273,619                427,646
  Interest on guaranteed preferred beneficial interests in the
     Company's junior subordinated deferrable interest debentures ...........                840,909                585,522
                                                                                       -------------          -------------
          TOTAL INTEREST EXPENSE ............................................             24,966,729             24,991,453
                                                                                       -------------          -------------

NET INTEREST INCOME .........................................................             19,568,706             20,371,344
  Provision for loan losses .................................................              3,818,307              6,955,890
                                                                                       -------------          -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .........................             15,750,399             13,415,454
NONINTEREST INCOME
  Customer service fees .....................................................              3,064,285              3,097,246
  Insurance commissions .....................................................              1,439,997              1,941,670
  Bank club dues ............................................................                502,114                529,825
  Debt cancellation fees ....................................................                395,212                587,271
  Other operating income ....................................................              1,040,074              1,516,088
  Investment securities gains ...............................................                533,134                 18,298
                                                                                       -------------          -------------
          TOTAL NONINTEREST INCOME ..........................................              6,974,816              7,690,398
                                                                                       -------------          -------------
NONINTEREST EXPENSES
  Salaries and employee benefits ............................................             11,935,399             14,281,425
  Occupancy expense .........................................................              2,188,248              2,000,163
  Furniture and equipment expense ...........................................              1,401,058              1,416,909
  Director and committee fees ...............................................                368,316                428,969
  Other operating expense ...................................................              5,805,757              4,854,888
                                                                                       -------------          -------------
          TOTAL NONINTEREST EXPENSES ........................................             21,698,778             22,982,354
                                                                                       -------------          -------------

Income (loss)  before income taxes ..........................................              1,026,437             (1,876,502)
Provision for income tax expense (benefit) ..................................                152,990               (818,536)
                                                                                       -------------          -------------
          NET INCOME (LOSS) .................................................          $     873,447          $  (1,057,966)
                                                                                       =============          =============

NET INCOME  (LOSS) PER COMMON SHARE - BASIC .................................          $        0.19          $       (0.24)
NET INCOME  (LOSS) PER COMMON SHARE - DILUTED ...............................                   0.19                  (0.23)
DIVIDENDS PER COMMON SHARE ..................................................                   0.00                   0.75

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       ------------------------------------
                                                                                           2001                   2000
                                                                                       ------------           -------------
NET INCOME (LOSS) ...........................................................          $    873,447           $  (1,057,966)
Components of other comprehensive income:
Unrealized gains on securities:
  Unrealized holding gains arising during the period ........................             2,550,800                 774,412
  Reclassification adjustments for (gains) losses included
       in net income ........................................................              (533,134)                (18,298)
                                                                                       ------------           -------------
 Net unrealized gains .......................................................             2,017,666                 756,114
 Income tax expense related to items of other
       comprehensive income .................................................               807,066                 302,446
                                                                                       ------------           -------------
 Total other comprehensive income ...........................................             1,210,600                 453,668
                                                                                       ------------           -------------

COMPREHENSIVE INCOME (LOSS) .................................................          $  2,084,047           $    (604,298)
                                                                                       ============           =============

              [The remainder of this page intentionally left blank]

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                       ---------------------------------------
                                                                                            2001                     2000
                                                                                       --------------           --------------
OPERATING ACTIVITIES
  Net income (loss) .........................................................          $      873,447           $   (1,057,966)
  Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses .........................................               3,818,307                6,955,890
          Provision for depreciation and amortization .......................               1,939,704                1,830,227
          Amortization of investment security premiums and
              accretion of discounts ........................................                  76,189                  117,891
          Deferred tax benefit ..............................................                 949,850               (1,679,978)
          Loss (gain) on sale of premises and equipment .....................                  47,527                  (12,488)
          Realized investment security gains ................................                (533,134)                 (18,298)
          Decrease (increase) in accrued interest receivable ................               1,002,716                 (798,421)
          (Decrease) increase in accrued interest payable ...................                (626,493)               1,231,391
          Other .............................................................                 733,967               (1,614,708)
                                                                                       --------------           --------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES ...............               8,282,080                4,953,540
                                                                                       --------------           --------------
INVESTING ACTIVITIES
  Proceeds from sales of securities available-for-sale ......................              49,474,247               10,303,129
  Proceeds from maturity of securities available-for-sale ...................               2,500,000               23,633,022
  Purchase of securities available-for-sale .................................             (75,612,731)             (42,498,500)
  Decrease in interest-bearing deposit with other banks .....................                 500,000                       --
  Net decrease (increase) in loans to customers .............................               9,727,005              (37,078,510)
  Proceeds from sale of premises and equipment ..............................                 108,074                  158,600
  Net proceeds from sale of other real estate ...............................                 250,213                  716,612
  Capital expenditures ......................................................              (2,201,300)              (4,681,237)
                                                                                       --------------           --------------
                    NET CASH USED IN INVESTING ACTIVITIES ...................             (15,254,492)             (49,446,884)
                                                                                       --------------           --------------
FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
      and savings accounts ..................................................              13,943,584               21,044,787
  Net increase in certificates of deposit ...................................               4,206,715               15,422,944
  Net increase (decrease) in short-term borrowings ..........................               2,012,116                 (326,865)
  Net increase (decrease) in FHLB borrowings ................................               8,000,000               (2,000,000)
  Repayments of long-term debt, net .........................................                (741,988)                (698,216)
  (Decrease) increase in capitalized lease obligations ......................                 (57,675)               5,850,225
  Issuance of guaranteed preferred beneficial interest in
        junior subordinated deferrable interest debentures ..................                      --               10,000,000
  Proceeds from issuance of common stock ....................................                 209,865                  222,804
  Cash dividends ............................................................                      --               (3,333,145)
                                                                                       --------------           --------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES .................              27,572,617               46,182,534
                                                                                       --------------           --------------

Net increase in cash and cash equivalents ...................................              20,600,205                1,689,190

Cash and cash equivalents at beginning of period ............................              29,006,611               26,797,511
                                                                                       --------------           --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................          $   49,606,816           $   28,486,701
                                                                                       ==============           ==============

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       -------------------------------------
                                                                                            2001                    2000
                                                                                       -------------           -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
       Interest .............................................................          $  25,593,222           $  18,883,378
       Income taxes (refunded) paid .........................................             (1,082,900)                865,249


              [The remainder of this page intentionally left blank]

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly-owned subsidiaries, collectively, hereinafter referred to as the "Company". The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in 2000 have been reclassified to conform with the 2001 presentation. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - INVESTMENT SECURITIES

At September 30, 2001 and December 31, 2000, the Company's investment securities are categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity (Accumulated Other Comprehensive Income) until realized.

At September 30, 2001, the Company's available-for-sale investment securities reflected net unrealized gains of $2,679,868, which resulted in an increase in shareholders' equity of $1,607,921, net of the deferred tax asset. The net increase in shareholders' equity as a result of an adjustment in accordance with SFAS No. 115 from December 31, 2000 to September 30, 2001 was $1,210,600.

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

NOTE D - SHAREHOLDERS' EQUITY

The Company did not declare or pay a dividend on its common stock during the first nine months of 2001. An annual dividend of $.75 per share of the Company's common stock was declared by the Company's Board of Directors and paid in January 2000. The payment of dividends on the Company's common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the Company's subsidiaries and regulatory restrictions. In April 2001, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta (the "Reserve Bank") in which the Company agreed not to declare or pay a dividend to its shareholders without the prior written approval of the Reserve Bank.

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

Options that have an exercise price below the current fair value of the Company's common stock are assumed to be exercised in the calculation of diluted average shares of common stock outstanding. There were no additional incremental shares outstanding for the three and nine month periods ended September 30, 2001 to cause a dilutive effect.

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

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase shares of the Company's common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This refinanced note, in the original principal amount of $2,963,842, was secured by 261,433 shares of the Company's common stock and bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The initial monthly principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At September 30, 2001, the monthly payment was $33,852. The Company has guaranteed this debt and, in accordance with the applicable accounting and reporting guidelines, the debt has been recognized on the Company's consolidated balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made. As of September 30, 2001, there were 180,941 unreleased shares with a fair value, based on an independent valuation of $10 per share, of approximately

$1,809,410. These shares are subtracted from outstanding shares of the Company's common stock for earnings per share calculations.

Effective January 1, 1994, the Company applied the accounting and reporting requirements of Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under the provisions of SOP 93-6, the employer must recognize the indebtedness of its sponsored ESOP on its financial statements and reduce its shareholders' equity for shares of stock which have not been released by a lender to the ESOP for allocation to its participating employees. The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($146,128 and $186,937 during the first nine months of 2001 and 2000, respectively) is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants.

At September 30, 2001 and December 31, 2000, the Company's financial statements reflect long-term debt and a corresponding contra-equity account, as a result of the ESOP debt, of $2,370,294 and $2,574,002, respectively.

Company contributions to the ESOP amounted to $225,501 and $199,241 for the nine months ended September 30, 2001 and 2000, respectively.

NOTE F - SEGMENT REPORTING

All of the Company's offices offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide detail related to segment reporting.

NOTE G - RELATED PARTY TRANSACTIONS

In June 2000, Community Bank made a $1,696,576 loan to Debter Properties, LLC, an Alabama limited liability company of which a director of the Company is a member, to purchase from Community Bank the real property located in the City of Boaz, Marshall County, Alabama, the site of the Bank's Boaz office. The loan amortizes over a 20-year period and is collateralized by a first mortgage on the real property. The loan carries a prime rate of interest that adjusts each time there is a change in the prime rate. As adjustments occur in the interest rate on the loan, appropriate increases or decreases are made to the monthly loan payment. Concurrently with this loan and the purchase of the real property, Community Bank entered into a lease agreement with Debter Properties, LLC to lease back this real property from Debter Properties, LLC for a term of 20 years, with monthly rental payments equal to the monthly amount of principal and interest due under the loan to Debter Properties, LLC plus applicable real estate taxes, assessments, levies and insurance. Management believes this loan was made in the ordinary course of business on substantially the same credit terms, including interest rates and collateral, and does not represent more than a normal risk of collection or present other unfavorable features.

NOTE H - LEASES

In May 2000, Community Bank entered into a lease agreement, as the tenant, with REM, LLC, an Alabama limited liability company, pursuant to which Community Bank leased the real property in which Community Bank's Hamilton, Alabama office is located. The term of the lease is 30 years; however, in no event is the term of the lease to expire prior to the time when the loan obtained by the lessor to purchase the leased property is paid in full. The monthly rent on this lease is an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Because the interest rate on the loan used to purchase the property adjusts with fluctuations in the prime rate, the monthly lease payments are subject to change. At September 30, 2001, and 2000, the amount of the monthly lease payment was $25,274 and $35,209 respectively. In addition, Community Bank agreed to pay the lessor an additional sum to be adjusted periodically to coincide with the cost to the lessor of the real estate taxes and other items and insurance. Community Bank is also responsible for maintaining fire and extended coverage and general liability insurance coverage for the real property. The Company has the option to purchase the leased premises from the lessor at any time during the term of the lease for an amount equal to the lessor's cost in acquiring and/or constructing such leased premises. In an Addendum to the Lease Agreement and Loan Agreement, dated May 31, 2000, Community Bank agreed to maintain and continue in force fire and extended coverage insurance and general liability insurance upon the leased premises. In return, the lessor agreed to reimburse Community Bank on a quarterly basis the amount of the insurance premium which is included in payments made by Community Bank under the lease.

In June 2000, Community Bank entered into a lease agreement with Debter Properties, LLC, an Alabama limited liability company of which a director of the Company is a member, as lessor of the real property in which Community Bank's Boaz, Alabama office is located. In connection with the lease agreement, Community Bank loaned funds to Debter Properties, LLC to finance its purchase of the real property from Community Bank. The term of the lease is 20 years; however, in no event is the term of the lease to expire prior to the time when the loan obtained by the lessor to purchase the leased property is paid in full. The monthly rent on this lease is an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Because the interest rate on the loan used to purchase the property adjusts with fluctuation in the prime rate, the monthly lease payments are subject to change. At September 30, 2001, the amount of the monthly rental payment was $12,272. In addition, Community Bank agreed to pay the lessor an additional sum to be adjusted periodically to coincide with the cost to the lessor of the real estate taxes and other items and insurance. Community Bank is responsible for maintenance, repairs and utilities for the real property. Community Bank is also responsible for maintaining fire and extended coverage and general liability insurance coverage for the real property. The Company has the option to purchase the leased premises from the lessor at any time during the term of the lease for an amount equal to the lessor's cost in acquiring and/or constructing such leased premises. In an Addendum to the Lease Agreement and Loan Agreement, dated June 1, 2000, Community Bank agreed to maintain and continue in force fire and extended coverage insurance and general liability insurance upon the leased premises. In return, the lessor agreed to reimburse Community Bank on a quarterly basis the amount of the insurance premium which is included in payments made by Community Bank under the lease.

NOTE I - CONTINGENCIES

At a meeting of Community Bank's Board of Directors on June 20, 2000, a director brought to the attention of the Board the total amount of money Community Bank had paid subcontractors in connection with the construction of a new Community Bank office. Management of the Company commenced an investigation of the expenditures. At the request of management, the architects and subcontractors involved in the construction project made presentations to the Boards of Directors of the Company and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the Board of Directors of Community Bank, another director made a presentation alleging that Community Bank had been overcharged by subcontractors on that construction project and another current construction project. On July 18, 2000, the Board of Directors of the Company and Community Bank appointed a joint committee comprised of independent directors of the Company and of Community Bank to investigate the alleged overcharges. Upon completion of its investigation, the joint committee was to inform the Boards of Directors of the Company and Community Bank of its findings and recommendations. The joint committee retained legal counsel and an independent accounting firm to assist the committee in its investigation. Management has also been informed that the directors of Community Bank who alleged the construction overcharge have contacted bank regulatory agencies and law enforcement authorities. Management believes that these agencies and authorities either have conducted or are currently conducting investigations regarding this matter.

On July 21, 2000, three shareholders of the Company, M. Lewis Benson, Doris E. Benson and John M. Packard, Jr., filed a lawsuit in the state Circuit Court of Marshall County, Alabama against the Company, Community Bank, certain directors and officers of the Company and Community Bank, an employee of Community Bank and two construction subcontractors. The plaintiffs purported to file the lawsuit as a shareholder derivative action, which relates to the alleged construction overcharges being investigated by the joint committee of the Boards of Directors of the Company and Community Bank. The complaint alleges that the directors, officers and employee named as defendants in the complaint breached their fiduciary duties, failed to properly supervise officers and agents of the Company and Community Bank, and permitted waste of corporate assets by allegedly permitting the subcontractor defendants to overcharge Community Bank in connection with the construction of two new Community Bank offices, and to perform the construction work without written contracts, budgets, performance guarantees and assurances of indemnification. In addition, the complaint alleges that Kennon R. Patterson, Sr., the Chairman, President and Chief Executive Officer of the Company, breached his fiduciary duties by allegedly permitting the two named subcontractors to overcharge for work performed on the two construction projects in exchange for allegedly discounted charges for work these subcontractors performed in connection with the construction of Mr. Patterson's residence. The complaint further alleges that the director defendants knew or should have known of this alleged arrangement between Mr. Patterson and the subcontractors. The complaint also alleges that Mr. Patterson, the Community Bank employee and the two subcontractor defendants made false representations and suppressed information about the alleged overcharges and arrangement between Mr. Patterson and the subcontractors. On August 15, 2000, the plaintiffs filed an amended complaint adding Andy C. Mann, a shareholder of the Company, as a plaintiff and adding a former director of the Company and Community Bank as a defendant. The amended complaint generally reiterates the allegations of the original complaint. In addition, the amended complaint alleges that Community Bank was overcharged on all construction projects from January 1997 to the present. The amended complaint also alleges that the defendants breached their fiduciary duties and are guilty of gross financial mismanagement, including allegations concerning the making or approval of certain loans and taking allegedly improper actions to conceal the fact that certain loans were uncollectible. On September 18, 2000 the plaintiffs filed a second amended complaint. The second amended complaint generally reiterates the allegations of the original and first amended complaints. In addition, the second amended complaint alleges that the plaintiffs were improperly denied their rights to inspect and copy certain records of the Company and Community Bank. The second amended complaint also alleges that the directors of the Company abdicated their roles as directors either by express agreement or as a result of wantonness and gross negligence. The second amended complaint asserts that the counts involving inspection of corporate records and director abdication are individual, non-derivative claims. The second amended complaint seeks, on behalf of the Company, an unspecified amount of compensatory damages in excess of $1 million, punitive damages, disgorgement of allegedly improperly paid profits and appropriate equitable relief. Upon motion of the defendants, the case was transferred to the state Circuit Court in Blount County, Alabama by order dated September 21, 2000, as amended on October 12, 2000. On August 24, 2000, the Board of Directors of the Company designated the directors of the Company who serve on the joint investigative committee as a special litigation committee to investigate and evaluate the allegations and issues raised in this lawsuit and to arrive at such decisions and take such action as the special litigation committee deemed appropriate. On June 8, 2001, the special litigation committee filed its report under seal with the court. On June 18, 2001, the court entered an order governing the confidentiality of the special committee's report. On June 28, 2001, the Company, Community Bank and various other defendants filed a motion with the court to adopt the report of the special committee, for partial summary judgment and to realign the Company and Community Bank as plaintiffs in the lawsuit. On August 29, 2001 the court held a hearing on these motions. On November 8, 2001, the court denied the defendants' motions. The court also ruled that the plaintiffs were entitled to conduct discovery except as it related to one of the subcontractor defendants and granted the plaintiffs' motion to unseal the report of the special litigation committee. The Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations. Regardless of the outcome, however, this lawsuit could be costly, time-consuming and a diversion of management's attention.

On November 19, 1998, Mr. William Towns, a shareholder of the Company, filed a shareholder derivative action against the directors of the Company in the state Circuit Court of Blount County, Alabama. Mr. Towns amended his complaint on January 14, 1999 to add the Company and Community Bank as defendants in the action. On February 11, 1999, the complaint was again amended to add Mr. Pat Bellew and Mrs Mary Bellew, who are also shareholders of the Company, as additional plaintiffs. The complaint alleged that the directors of the Company breached their fiduciary duty to the Company and its shareholders, engaged in fraud, fraudulent concealment, suppression of material fact and suppression of the plaintiff shareholders, failed to supervise management, and conspired to conceal wrongful acts from the Company's shareholders and paid themselves excessive directors fees. The complaint also alleged that the Board of Directors acquiesced in mismanagement and misconduct by Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company, including alleged self dealing, payment of excessive compensation, misappropriation of corporate opportunities and misappropriation of funds. The complaint sought an unspecified amount of compensatory and punitive damages, removal of the current directors, appointment of a new Board of Directors and attorneys fees and cost. On December 21, 1998, the Company and its directors filed a motion with the court seeking to have the complaint dismissed. On March 1, 1999, the Company's Board of Directors appointed a special Board committee, comprised of non-employee directors of the Company, to review the plaintiffs' allegation in accordance with Delaware law. On April 6, 1999, each of the parties to the action requested that the court stay the litigation and related discovery, motions and hearings, pending completion of the special committee's review. On April 30, 1999, the court entered an order staying the litigation and related discovery, motions and hearing in accordance with the parties' request. On October 15, 1999, the special committee filed its final report with the court. On October 21, 1999, the parties forwarded to the court an agreed-upon order governing the confidentiality of the special committee's report, which the court entered on January 2, 2000. On August 3, 2000, the Company, Community Bank and Company's directors filed a motion to stay the proceedings until the Company's and Community Bank's joint investigative committee had completed its investigation of the alleged construction overcharges discussed above. At the request of the Company and the other defendants in the action, the court continued a hearing on the motion to dismiss. On February 23, 2001, the court indicated that there was no reason to continue the stay of this action. The parties are awaiting a hearing on the defendants' motion to dismiss the case. Management of the Company believes that the plaintiffs' allegations are false and that the action lacks merit. The Company and its directors intend to defend the action vigorously. Management of the Company currently believes that the action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, however, the lawsuit could be costly, time consuming and a diversion of management's attention.

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

On June 28, 2000, Community Bank filed an action in the United States District Court for the Northern District of Alabama against Carl Gregory Ford L-M, Inc., an automobile dealership located in Ft. Payne, Alabama, Carl Gregory and Doug Broaddus, the owners of the dealership, several employees and former employees of the dealership and Gerald Scot Parrish, a former employee of Community Bank, with respect to certain loans originated during 1998 in Community Bank's Wal-Mart office in Ft. Payne, Alabama. In the complaint, Community Bank alleged that the defendants willingly and knowingly conducted, participated in, were employed by or associated with, or aided and abetted an enterprise within the meaning of the Racketeer Influenced and Corrupt Organizations Act (RICO) for the purpose of defrauding Community Bank. The complaint also asserted that the defendants committed fraud, misrepresentation and deceit by submitting to Community Bank and/or approving applications for automobile loans which contained false and/or fraudulent information for the purpose of deceiving, influencing and persuading Community Bank to provide loans to customers of the automobile dealership who were otherwise not qualified to receive such loans, and suppressed material facts regarding the veracity of information contained in loan applications and the ability of persons seeking the loans to repay them. Community Bank also alleged in the complaint that the automobile dealership is responsible for the acts of its officers, agents and employees, and that the dealership and its management failed to adequately train and/or supervise its employees. The complaint stated that the defendants participated in a conspiracy to violate RICO and Alabama statutes dealing with fraud, misrepresentation and suppression of material facts, and asserted civil liability under Alabama law for violation of federal statutes dealing with financial institution fraud, mail and wire fraud and making false statements for the purpose of influencing the actions of a financial institution upon an application or loan. On June 29, 2000 and August 31, 2000 the court granted Community Bank's motions to dismiss without prejudice two of the employees of the automobile dealership as defendants in the action. On September 13, 2000, the court granted Mr. Parrish's motion to dismiss the complaint, but granted Community Bank 15 days to amend the complaint. On September 27, 2000, Community Bank filed an amended complaint which generally reiterated the allegations of the original complaint and added specific information concerning the allegedly fraudulent activity and the use of the United States mail, telephone and other wire transmissions in the conduct of such activity. On December 1, 2000. the court dismissed Community Bank's claims based upon mail and wire fraud in the amended complaint but otherwise denied Mr. Parrish's motion to dismiss the complaint. On October 18, 2001 the court granted Community Bank's motion to dismiss without prejudice two of the employees of the automobile dealership as defendants in the action. The defendants have filed answers to the amended complaint which generally deny the material allegations in the complaint and allege that any injury suffered by Community Bank was the result of the contributory negligence of Community Bank, its officers, employees and agents. In the lawsuit, Community Bank seeks damages of an unspecified amount to recover losses incurred in connection with the loans made at Community Bank's Wal-Mart office in Ft. Payne, Alabama, along with all costs associated with the lawsuit. Any amounts received by Community Bank as a result of this litigation will be treated as a recovery on loan losses.

On November 6, 2001 the Company and Community Bank filed a lawsuit in the United States District Court for the Northern District of Alabama against Bryan A. Corr, Doris J. Corr, individually and as executrix of the Estate of R.C. Corr, Jr., Tina M. Corr, Corr, Inc., George M. Barnett, Michael A. Bean, Michael W. Alred, Wayne Washam, M. Lewis Benson, Doris E. Benson, John M. Packard and Andy Mann seeking damages in excess of $50 million. The complaint alleges that the defendants have illegally conspired to acquire control of the Company and Community Bank. The complaint also alleges that, by knowingly making false statements and unsupported allegations to regulatory and law enforcement authorities and in certain lawsuits discussed above, the defendants abused the civil legal process to further their plan to discredit and dislodge the directors and management of the Company and Community Bank and gain control of those companies. The complaint further alleges that certain of the defendants who are former directors and/or executive officers of Community Bank breached their fiduciary duties to Community Bank by participating in, and taking actions in the furtherance of, the conspiracy. Finally, the complaint alleges that the defendants failed to make filings which are required by the Federal securities laws to disclose that the group is acting in concert to acquire control of the Company. The complaint seeks compensatory and punitive damages as well as an order barring the defendants from voting their shares of Company stock, purchasing additional Company stock, soliciting proxies and submitting shareholder proposals for at least three years.

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

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, net interest income, allowance for loan losses, professional fees, pending litigation and investigations, non-compliant and impaired loans originated in Community Bank's Double Springs, Alabama office, capital requirements, operating strategy, interest rate sensitivity and market risk. We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions, government fiscal and monetary policies and prevailing interest rates, effectiveness of the Company's interest rate strategies, changes in laws, regulations and regulatory policies affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, changes in the Company's loan portfolio, competition from other financial services companies, the Company's ability to obtain reimbursement from its fidelity bond insurance carrier or other persons responsible for originating non-compliant and impaired loans in Community Bank's Ft. Payne and Double Springs, Alabama office, adverse outcome of pending litigation and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

FINANCIAL CONDITION

SEPTEMBER 30, 2001 COMPARED TO DECEMBER 31, 2000

LOANS

Loans comprised the largest single category of the Company's earning assets at September 30, 2001. Loans, net of unearned income and allowance for loan losses, were 68.0% of total assets at September 30, 2001 and 73.0% of total assets at December 31, 2000. Total net loans were $505,262,058 at September 30, 2001, representing a $15,946,673, or 3.1%, decrease from the total net loans at December 31, 2000 of $521,208,731. This decrease was attributable to a reduction in loans as customers took advantage of decrease in pool mortgage interest and refinanced their existing mortgages along with more stringent underwriting policies and procedures at all lending locations.

Commercial, financial and agricultural loans increased by approximately $10,558,000, or 7.5%, to approximately $151,331,000 at September 30, 2001 from approximately $140,773,000 at December 31, 2000, and represented 29.6% of total loans at September 30, 2001, compared to 26.6% at December 31, 2000. Real estate mortgage loans decreased by approximately $5,267,000, or 2.2%, to approximately $231,325,000 at September 30, 2001 from approximately $236,592,000 at December 31, 2000, and represented 45.2% of total loans at September 30, 2001, compared to 44.8% at December 31, 2000. Consumer loans decreased by approximately $19,730,000 or 13.5%, to approximately $125,943,000 at September 30, 2001 from
$145,673,000 at December 31, 2000, and represented 24.6% of total loans at September 30, 2000, compared to 27.6% a December 31, 2000. Real estate construction loans decreased by approximately $2,228,000, or 41.0%, to approximately $3,201,000 at September 30, 2001 from approximately $5,429,000 at December 31, 2000, and represented 0.6% of total loans at September 30, 2001, compared to 1.0% at December 31, 2000.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Investment securities offer flexibility in the Company's management of interest rate risk, and are an important source of liquidity to compensate for the changing characteristics of assets and liabilities.

Investment securities increased $25,579,961, or 25.2%, to $127,149,779 at September 30, 2001 compared to $101,569,818 at December 31, 2000. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Short-term investments in the form of interest-bearing deposits with banks were $200,000 at September 30, 2001 compared to $700,000 at December 31, 2000.

The Company had $21,000,000 in federal funds sold at September 30, 2001 compared to $3,000,000 at December 31, 2000. Increases in investment securities and federal funds sold is due primarily to growth in deposits and liquidity provided from the loan portfolio.

ASSET QUALITY

From December 31, 2000 and September 30, 2001, the ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccruing loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate) declined from 112.3% at year-end 2000 to 51.6% at September 30, 2001. The ratio of total nonperforming assets to total assets increased to 1.7% at September 30, 2001 from 0.9% at year-end 2000, while the ratio of nonperforming loans to total loans, net of unearned income, increased to 1.7% at September 30, 2001 from 0.8% at December 31, 2000. These changes were primarily due to a decrease in the total of loans, net of unearned income of approximately $16,516,000, or 3.1%, and an increase in nonaccruing loans of approximately $5,437,000, or 289.7%, to approximately $7,314,000 at September 30, 2001 from approximately $1,877,000 at December 31, 2000 and an increase in other real estate of approximately $2,113,000 or 112.3%, to approximately $3,994,000 at September 30, 2001 from approximately $1,881,000 at December 31, 2000. These increases were partially offset by a decline in loans past due 90 days or more of approximately $1,210,000 or 47.1%, to approximately $1,361,000 at September 30, 2001 from approximately $2,571,000 at December 31, 2000. Total nonperforming assets increased approximately $6,340,000, or 100.2%, to approximately $12,669,000 at September 30, 2001 from approximately $6,329,000 at December 31, 2000.

In March 2001, management of Community Bank became aware that an employee in Community Bank's Double Springs, Alabama location had improperly originated loans, primarily during 2000 and the first quarter of 2001, in violation of Community Bank's lending policies, and had manipulated loan payments to make it falsely appear that payments under the loans were current. The bank employee has admitted wrongdoing in connection with the loans and his employment with Community Bank has been terminated. Management has notified federal and state banking regulatory authorities, law enforcement authorities and the Company's fidelity bond carrier, and is cooperating with law enforcement authorities in the investigation of this matter. Community Bank has not completed an investigation of these loans, but has made the appropriate charges to the allowance for loan losses as the loans have been determined to be a loss. The amount charged off thus far is approximately $1,100,000. The Company made a provision and increased its allowance for loan losses by approximately $501,000 to reflect the estimated impairment of these loans at year-end 2000 and has made additional provisions in 2001 of approximately $599,000. Community Bank will continue to make provisions to reflect its estimation for impairment of such loans and will continue to make appropriate charges to its allowance for loan losses with respect to determined actual losses.

DEPOSITS

Total deposits of $619,051,066 at September 30, 2001 reflected an increase of $18,150,299 or 3.0% from $600,900,767 at year-end 2000. Deposits are Community Bank's primary source of funds. Noninterest bearing deposits increased $3,465,854 or 5.2%, to $70,751,559 at September 30, 2001, from $67,285,705 at
December 31,2000, while interest bearing deposits increased $14,684,445 or 2.8% to $548,299,507 at September 30, 2001, from $533,615,062 at December 31, 2000.
Certificates of deposits of $100,000 or more increased approximately $21,631,000, or 21.4%, to approximately $122,643,000 at September 30, 2001, from approximately $101,012,000 at December 31, 2000.

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

Other short-term borrowings totaled $4,277,347 at September 30, 2001, a $2,012,116, or 88.8%, increase from $2,265,231 at December 31, 2000. At
September 30, 2001, short-term borrowings consisted primarily of the U.S. Treasury Tax and Loan Note Option account and securities sold under agreement to repurchase. Balances under U.S. Treasury Tax and Loan Note Option are subject to call at any time by the U.S. Treasury. At September 30, 2001, U.S. Treasury Tax and Loan Note Option totaled $1,950,355 and securities sold under agreements to repurchase totaled $2,326,992.

At September 30, 2001 and December 31, 2000, the Company had notes payable totaling $4,933,216 and $5,675,204, respectively, described briefly in the following paragraphs.

In December 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At September 30, 2001, and December 31, 2000, the amounts outstanding under this loan agreement were approximately $890,000 and $1,423,000, respectively, due December 2002, bearing interest at a floating prime rate, and collateralized by 100% of the common stock of Community Bank, the Company's subsidiary bank. The note agreement contains provisions which limit the Company's right to transfer or issue shares of Community Bank's stock. Principal payments of $59,127 are due monthly; however, the Company has the option of postponing up to 24 monthly principal payments, provided that no more than nine consecutively scheduled installments are deferred. The Company did not postpone any principal payments under this loan agreement during the first nine months of 2001.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock in the Company's initial public offering. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This note, in the original principal of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due on that date. The initial monthly principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At September 30, 2001, the monthly payment was $40,338. The Company has guaranteed this debt and, in accordance with the applicable accounting and reporting guidelines, the debt has been recognized on the Company's balance sheet, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,452,094 at September 30, 2001 and approximately $2,606,000 at December 31, 2000, secured by 180,941 and 199,877 of unreleased shares of the Company's common stock, respectively.

On October 4, 1994, the Company entered into a 20-year subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,469 are made on the note, which bears interest at the fixed rate of 7% per year. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was approximately $1,592,000 at September 30, 2001 and approximately $1,646,000 at December 31, 2000.

Since June 1999, Community Bank, has borrowed funds under the Federal Home Loan Bank of Atlanta's "Convertible Advance Program." These advances have had original maturities of 10 years, with stated call features during the life of the obligation, at fixed interest rates for the life of the obligations. Principal is due at final maturity or on a stated call date, with interest payable each quarter. At December 31, 2000, Community Bank had an outstanding advance of $38,000,000. This obligation has a maturity of March 1, 2010 (120 months), a call feature every quarterly payment date during the life of the obligation, and a fixed interest rate of 5.93% per annum with interest payable each quarter. At September 30, 2001, outstanding funds advanced to Community Bank under the FHLB "Convertible Loan Program" totaled $38,000,000.

In May 2001, Community Bank borrowed funds of $8,000,000 under the FHLB "fixed rate credit" plan. The advance was for 6 months bearing interest at 4.15% and will be due in November 2001. The balance of this obligation at September 30, 2001 was $8,000,000.

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). The proceeds from the issuance of the Capital Securities and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. The principal balance outstanding is due at maturity. However, as specified in the indenture pursuant to which the debentures were issued, the debentures can be redeemed prior to maturity at a redemption price equal to a percentage of the principal amount, ranging from 105.438% in the year 2010 to 100.00% in and after the year 2020, plus accrued but unpaid interest. As of September 30, 2001, the Company's consolidated financial statements reflected $10,000,000 in junior subordinated deferrable interest debentures, after the effects of elimination. See Note C to the Consolidated Financial Statements included in Item 1 of this Report.

Maturities/calls of long-term debt and FHLB borrowings for the years ending December 31, are as follows:

                                                                                                            Junior
                                         Notes             Subordinated              FHLB                Subordinated
                                        Payable                Debt               Borrowings              Debentures
                                     ------------          ------------          -------------          -------------
2001                                 $    189,664          $     18,773          $   8,000,000          $          --
2002                                      893,705                78,461                     --                     --
2003                                      200,287                84,133                     --                     --
2004                                      220,165                90,215                     --                     --
2005                                      242,015                96,737                     --                     --
Thereafter                              1,595,800             1,223,261             38,000,000             10,000,000
                                     ------------          ------------          -------------          -------------

                                     $  3,341,636             1,591,580             46,000,000          $  10,000,000
                                     ============          ============          =============          =============

CAPITAL RESOURCES

Bank regulatory authorities have placed increased emphasis on the maintenance of adequate capital, and subsequently developed risk-based capital guidelines. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity and junior subordinated deferrable interest debentures, less goodwill and unrealized gains on debt securities, amounted to $48,322,000 at September 30, 2001. Tier II capital components totaling approximately $7,841,000 at September 30, 2001, include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components are referred to as Total Risk-Based capital and was $56,163,000 at September 30, 2001.

As of September 30, 2001, the Company and Community Bank, its banking subsidiary, were classified as well capitalized under the financial institutions regulatory framework. Management has reviewed and will continue to monitor the Company's asset mix, product pricing and loan loss allowance, which are the areas determined to be most affected by these requirements.

On April 9, 2001, the Company's Board of Directors entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta. As part of this agreement, the Company agreed to maintain a quarterly Tier I leverage capital ratio (the ratio of Tier I Capital to average assets, less goodwill) of at least 6.5%. At September 30, 2001, the Company's Tier I leverage capital ratio was 6.6%. On April 18, 2001, the Board of Directors of Community Bank, the Company's subsidiary bank, also made a commitment to the Regional Director of the Federal Deposit Insurance Corporation's Atlanta Regional Office and the Alabama Superintendent of Bank's with regard to certain financial goals related to Community Bank's capital ratios.

RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

SUMMARY

The Company's net income (loss) for the nine months ended September 30, 2001 was $873,447 compared to $(1,057,966) for the same period in 2000, representing an increase of $1,931,413, or 182.6%. Basic net income (loss) per share was $0.19 for the nine months ended September 30, 2001, as compared to $(0.24) for the same period of 2000. Fully diluted net income (loss) per share was $0.19 and $(0.23) for the nine months ended September 30, 2001 and 2000, respectively. This increase resulted primarily from an increase in net interest income after provision for loan losses. Net interest income before the provision for loan losses decreased $802,638 while the provision expense decreased $3,137,583. Net income for the nine month period has been negatively affected by a decrease in noninterest income and positively affected by a decline in non interest expense and reduced bad debt expenses that were attributable to the Fort Payne operations in 2000. This decline in noninterest expense occurred as a direct result of cost cutting measures and despite increased legal and professional fees associated with continued various litigation.

Net income (loss) for the quarter ended September 30, 2001, was $224,720 compared to $(1,801,539) for the same three month period of 2000, representing an increase of $2,026,259, or 112.5%. Basic net income (loss) per share was $0.05 for the third quarter of 2001 compared to $(0.40) for the same period of 2000. Fully diluted net income (loss) per share was $0.05 and $(0.38) for the three months ended September 30, 2001 and 2000, respectively. The income for the quarter was the combined effect of an increase net interest income after provision for loan losses as compared to the same period in 2000. Noninterest income for the quarter was down approximately $398,000 and noninterest expense for the quarter was down approximately $626,000 from the same period in 2000.

NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)

Net interest income, the difference between interest earned on assets and the cost of interest bearing liabilities, is the largest component of the Company's net income. On a fully taxable equivalent basis, net interest income, before provision for loan losses, decreased approximately $1,006,000, or 4.8%, to approximately $20,002,000 for the nine months ended September 30, 2001, from approximately $21,008,000 for the same period of 2000. Revenues from interest earning assets of the Company decreased approximately $844,000, or 1.8%, to approximately $44,969,000 for the nine months ended September 30, 2001 from approximately $45,813,000 for the same period in 2000. Although average outstanding balances of earning assets were higher in 2000, revenues have decreased due to lower yields resulting from falling interest rates. Average earning assets outstanding during the first nine months of 2001, were approximately $646,260,000, which represents an increase of approximately $18,312,000, or 2.9%, from approximately $627,948,000 for the first nine months of 2000.

The Company's yield on its average earning assets decreased 42 basis points to 9.30% for the first nine months of 2001, compared to 9.72% for the same period of 2000. Interest expense for the first nine months ended September 30, 2001 decreased approximately $24,000, or 0.1%, to approximately $24,967,000 from approximately $24,991,000 for the corresponding period of 2000. The decrease was due to a decrease in the average rate paid on interest bearing liabilities. Average interest bearing liabilities during the first nine months of 2001 were approximately $603,741,000, which represents an increase of approximately $16,491,000, or 2.8%, from approximately $587,250,000 for the same period of 2000. The rate paid on average interest bearing liabilities decreased 10 basis points to 5.53% for the nine months ended September 30, 2001, compared to 5.63% for the nine months ended September 30, 2000. One reason the rate paid on average interest bearing liabilities has not decreased as drastically as market rates have fallen is the Company's junior subordinated deferrable interest debentures, which carry an annual interest rate of 10.875%, were outstanding for the entire first three quarters of 2001, compared to only nine days during the first quarter of 2000. In addition, during the first and second quarters of 2000, Community Bank offered several special certificates of deposit products at higher rates with maturities ranging from 11 to 24 months.

Net interest margin is computed by dividing net interest income, on a fully taxable equivalent basis, by average interest earning assets. This ratio represents the difference between the average yield returned on average interest earning assets and the average rate paid on funds used to support those interest earning assets, including both interest bearing and noninterest bearing sources. The Company's net interest margin, on a fully taxable equivalent basis, for the nine months ended September 30, 2001 decreased 32 basis points to 4.14%, from 4.46% for the nine months ended September 30, 2000, due to a decline in net interest income, on a fully taxable equivalent basis, coupled with an increase in average interest earning assets.

Net interest spread measures the difference between the average yield on interest earning assets and the average rate paid in interest bearing sources of funds. The Company's net interest spread, on a fully taxable equivalent basis, for the nine months ended September 30, 2001 decreased 32 basis points to 3.77%, from 4.09% for the nine months ended September 30, 2000.

As a result of interest rate decreases from the Federal Reserve, revenue from earning assets decreased approximately $1,365,000 or 8.5% for the quarter to approximately $14,642,000 for the three months ended September 30, 2001, as compared to approximately $16,007,000 for the quarter ended September 30, 2000. Total interest expense declined approximately $1,153,000 during the same period to approximately $7,888,000 from approximately $9,041,000 for the quarters ended September 30, 2001 and 2000, respectively. Net interest income for the quarter declined to approximately $6,754,000 from approximately $7,107,000 in the third quarter of 2000, an approximate $353,000 decrease or 5.0%.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon management's estimated range of those losses. Actual losses for these loans may vary significantly from this estimate. At September 30, 2001, the allowance for loan losses was approximately $6,538,000, which represented an approximate $569,000, or 8.0%, decrease over the December 31, 2000 amount of approximately $7,107,000. This decrease was due to charge-offs that had been previously provided for being made and a decrease in the balance of loans outstanding at the end of the period. As a percentage of total loans, net of unearned income, the allowance for loan losses decreased to 1.28% at September 30, 2001 from 1.35% at December 31, 2000. Management believes that the allowance for loan losses at September 30, 2001 is adequate to absorb known risks in the Company's loan portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio or additional provisions to the allowance for loan losses.

In assessing the adequacy of the allowance for loan losses, management relies predominantly on its ongoing review of the loan portfolio, undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process.

Loans identified as having increased credit risk are classified in accordance with the Company's loan policy and appropriate reserves are established for each loan classification category based on pre-determined reserve percentages. Reserves are established for the remaining unclassified portion of the loan portfolio based on actual historical loss factors associated with certain loan types.

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. Actual loan losses are charged directly to the allowance for loan losses while recoveries on charged-off loans are credited to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses during the first nine months of 2001 resulted from management's decision to make provisions for current losses and to maintain the overall level of the allowance by providing to cover net charge-offs. Net charge-offs for the first nine months of 2001 were approximately $4,388,000 compared to approximately $2,916,000 for the same period of 2000.

The provision for loan losses for the third quarter of 2001 was approximately $1,486,000, compared to approximately $4,619,000 for the same period of 2000, representing an approximate decrease of $3,133,000 or 67.8%. Charge-offs exceeded recoveries by approximately $1,625,000 and $1,118,000 for the three months ended September 30, 2001 and 2000, respectively.

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2001 and 2000 was $6,974,816 and $7,690,398, respectively. This decrease of $715,582, or 9.3%, resulted primarily from decreases in insurance commissions and fees on debt cancellation contracts. The Company recorded net gains on the sale of investment securities of $533,134 during the nine months ended September 30, 2001, while net gains on the sale of investment securities for the same period of 2000 were $18,298.

Noninterest income reflected a decrease of $397,652, or 15.5%, for the third quarter of 2001 compared to the same period of 2000. This decrease resulted primarily from decreases of $58,618, or 31.1%, in debt cancellation fees and $198,300, or 29.1% in insurance commissions and $169,019 or 42.3% in other operating income.

NONINTEREST EXPENSES

Noninterest expenses for the nine months ended September 30, 2001 were $21,698,778, reflecting a $1,283,576, or 5.6%, decrease from $22,982,354 for the same period of 2000. The primary components of noninterest expenses are salaries and employee benefits, which decreased $2,346,026 for the nine months ended September 30, 2001, 16.4% from the same period of 2000. The decreases in salaries and employee benefits are due to corporate downsizing and reduced salary and benefits to officers at the bank and the Company. Salaries and benefits also include compensation expense related to the release of shares in the Company's leveraged ESOP. Occupancy costs increased $188,085, or 9.4%, furniture and equipment expenses declined by $15,851, or 1.1%, while director and committee fees decreased $60,653, or 14.1%. Other operating expenses increased $950,869,or 19.6%, $5,805,757 to during the first nine months of 2001 compared to $4,854,888 for the same period of 2000. This increase primarily reflects an increase in the audit fees, legal fees and other costs related to the special litigation committee and continuing litigation.

Noninterest expenses were $7,025,985 for the three months ended September 30, 2001 compared to $7,652,379 for the same period of 2000. This decrease of $626,394, or 8.2%, during the third quarter of 2001 was attributable to a decrease of $680,174, or 14.9%, in personnel cost.

INCOME TAXES

The provision for income taxes of $152,990 for the nine months ended September 30, 2001 increased $971,526, or 118.7%, compared to the same period of 2000, due primarily to the increase in income before income taxes. The effective tax rate of 14.9% for the first nine months of 2001 is less than the effective tax rate of 43.6% for the same period of 2000. The Company's effective tax rate of 9.6% for the third quarter of 2001 represents a decline from the effective tax rate of 38.5% for the third quarter of 2000. These shifts are in part due to the effect of tax-free interest income. The Company attempts to maximize its net income through active tax planning.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2001, the Auditing Standards Board issued Statement on Auditing Standards ("SAS") No. 94, The Effect of Information Technology on the Auditor's Consideration of Internal Control in a Financial Statement Audit. This statement amends SAS No. 55, Consideration of Internal Control in a Financial Statement Audit, by providing additional guidance related to the understanding by the auditor of an entity's use of information technology relevant to the audit. This auditing standard is effective for audits of financial statements for periods beginning on or after June 1, 2001. The impact on the audit of the Bank's financial statements resulting from the issuance of this auditing standard is not expected to be material.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The major changes resulting from this statement relate to the establishment of a single method for the recognition of impairment losses on long-lived assets to be held and used whether from discontinuance of a business segment or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

              [The remainder of this page intentionally left blank]

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. Interest rate sensitivity is a function of the repricing characteristics of the Company's interest earning assets and interest bearing liabilities. Management monitors its interest rate risk exposure through the use of a Static Gap analysis and an Interest Rate Shock analysis.

The Company remained liability sensitive at September 30, 2001, indicating that it had more interest bearing liabilities than interest earning assets repricing during the twelve months ending September 30, 2002. The cumulative static gap position of rate sensitive assets to rate sensitive liabilities at September 30, 2001 was: i) 67.0% at 30 days; ii) 68.8% at 90 days; iii) 67.0% at 180 days; and
iv) 58.0% at 365 days.

The interest rate shock analysis measures the impact on Community Bank's net interest income as a result of immediate and sustained shift in interest rates. The movement in market rates are based on statistical regression analyses while management makes assumptions concerning balance sheet growth and the magnitude of interest rate movements for certain interest earning assets and interest bearing liabilities. Using actual maturity and repricing opportunities of Community Bank's portfolio, in conjunction with management's assumptions, a rate shock analysis is performed using a plus 200 basis points shift and a minus 200 basis points shift in interest rates. Based on the Company's September 30, 2001 Asset/Liability Analysis, the decline in net interest income, over the next twelve months, resulting from a 200 basis points decrease in the interest rate environment would be $2,296,000, or 7.9%. Conversely, a 200 basis points increase in interest rates would result in a $1,288,000 or 4.4%, increase in net interest income for the same period.

While movement of interest rates cannot be predicted with any certainty, management believes that Community Bank's current interest rate sensitivity analysis fairly reflects its interest rate risk exposure during the twelve months ending September 30, 2002. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.

              [The remainder of this page intentionally left blank]

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On June 8, 2001, the special litigation committee of the Company's Board of Directors formed to investigate the allegations contained in the lawsuit filed by M. Lewis Benson, Doris E. Benson, John M. Packard, Jr. and Andy C. Mann against the Company, Community Bank, certain directors and officers of the Company and Community Bank and two construction subcontractors filed its report under seal with the Circuit Court of Blount County, Alabama. On September 18, 2001, the court entered a confidentiality order concerning the report. On September 28, 2001, the Company, Community Bank and various other defendants filed a motion with the court to adopt the report of the special committee, for partial summary judgment and to realign the Company and Community Bank as parties plaintiff. The court held a hearing on this motion on August 29, 2001. On November 8, 2001 the court denied defendants' motions. The court also ruled that the plaintiffs were entitled to conduct discovery except as it related to one of the subcontractor defendants and granted the plaintiffs' motion to unseal the report of the special litigation committee. Additional information regarding this lawsuit may be found in Note I to the Company's consolidated financial statements included in Item 1 of this Report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Reports on Form 10-Q for the three months ended March 31, 2001 and June 30, 2001.

On November 6, 2001 the Company and Community Bank filed a lawsuit in the United States District Court for the Northern District of Alabama against Bryan A. Corr, Doris J, Corr, individually and as executrix of the Estate of R.C. Corr, Jr., Tina M. Corr, Corr, Inc., George M. Barnett, Michael A. Bean, Michael W. Alred, Wayne Washam, M. Lewis Benson, Doris E. Benson, John M. Packard and Andy Mann seeking damages in excess of $50 million. The complaint alleges that the defendants have illegally conspired to acquire control of the Company and Community Bank. The complaint also alleges that, by knowingly making false statements and unsupported allegations to regulatory and law enforcement authorities and in certain previously disclosed lawsuits, the defendants abused the civil legal process to further their plan to discredit and dislodge the directors and management of the Company and Community Bank and gain control of those companies. The complaint further alleges that certain of the defendants who are former directors and/or executive officers of Community Bank breached their fiduciary duties to Community Bank by participating in, and taking actions in the furtherance of, the conspiracy. Finally, the complaint alleges that the defendants failed to make filings which are required by the Federal securities laws to disclose that the group is acting in concert to acquire control of the Company. The complaint seeks compensatory and punitive damages as well as an order barring the defendants from voting their shares of the Company's common stock, purchasing additional shares of the Company's common stock, soliciting proxies and submitting shareholder proposals for at least three years.

Except as noted above and in the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 2001 and June 30, 2001, there have been no material developments in the legal proceedings disclosed in the section captioned "Item 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

 10.1             Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Newton

 11               Computation of Earnings Per Share

b) Reports on Form 8-K

During the quarter ended September 30, 2001, no current reports on Form 8-K were filed for the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMMUNITY BANCSHARES, INC.



November 14, 2001                      /s/ Kennon R. Patterson, Sr.
-----------------                      ----------------------------------------
Date                                   Kennon R. Patterson, Sr., as its
                                       President and Chief Executive Officer



November 14,2001                       /s/ Kerri C. Newton
----------------                       ----------------------------------------
Date                                   Kerri C. Newton, as its
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                               Description of Exhibit
--------------                               ----------------------
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

     4.3          Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and the Bank of New York
                  (Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference)

    10.1          Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Newton

    11            Computation of Earnings Per Share