Form 10-Q/A
period 2001-09-30
COMMUNITY BANCSHARES INC /DE/
filed 2002-04-12
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-Q/A

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission File No. 000-16461

                           COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                       Delaware                                           63-0868361
            ------------------------------                   -----------------------------------
               (State of Incorporation)                      (I.R.S. Employer Identification No.)


  68149 Main Street, P. O. Box 1000, Blountsville, AL                       35031
 ----------------------------------------------------                  --------------
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

                                      INDEX
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                                                                 PAGE
-----------------------------                                                                                 ----


Item 1.  Financial Statements (Unaudited)
----------------------------------------

         Consolidated Statements of Financial Condition - September 30, 2001 and December 31, 2000........       3

         Consolidated Statements of Income and Consolidated Statements of Comprehensive Income-
           Three months ended September 30, 2001 and 2000.................................................     4-5

         Consolidated Statements of Income and Consolidated Statements of Comprehensive Income-
           Nine months ended September 30, 2001 and 2000..................................................     6-7

         Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000............       8

         Notes to Consolidated Financial Statements.......................................................      10


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............      20


PART II.  OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form
8-K.......................................................................................................      30


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     SEPTEMBER 30,           December 31,
                                                                                          2001                    2000
                                                                                     -------------           -------------
                                                                                      (UNAUDITED)
ASSETS
  Cash ....................................................................          $   6,267,793           $   7,627,215
  Due from banks ..........................................................             22,339,023              18,379,396
  Federal funds sold ......................................................             21,000,000               3,000,000
  Interest-bearing deposits with banks ....................................                200,000                 700,000
  Securities available-for-sale ...........................................            127,149,779             101,569,818
  Loans ...................................................................            510,613,950             528,467,345
  Less: Unearned income ...................................................                 72,051                 151,184
        Allowance for loan losses .........................................              6,537,851               7,107,430
                                                                                     -------------           -------------
         NET LOANS ........................................................            504,004,048             521,208,731
  Premises and equipment, net .............................................             39,785,075              39,325,645
  Accrued interest ........................................................              7,429,605               8,432,321
  Intangibles, net ........................................................              5,403,619               5,757,055
  Other real estate .......................................................              3,993,752               1,880,548
  Other assets ............................................................              4,510,124               5,637,313
                                                                                     -------------           -------------
         TOTAL ASSETS .....................................................          $ 742,082,818           $ 713,518,042
                                                                                     =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest bearing ..................................................          $  70,751,559           $  67,285,705
     Interest bearing .....................................................            548,299,507             533,615,062
                                                                                     -------------           -------------
         TOTAL DEPOSITS ...................................................            619,051,066             600,900,767
  Other short-term borrowings .............................................              4,277,347               2,265,231
  Accrued interest ........................................................              4,749,231               5,375,725
  FHLB borrowings .........................................................             46,000,000              38,000,000
  Capitalized lease obligations ...........................................              5,792,550               5,850,225
  Long-term debt ..........................................................              4,933,216               5,675,204
  Guaranteed preferred beneficial interest in the Company's junior
     subordinated deferrable interest debentures ..........................             10,000,000              10,000,000
  Other liabilities .......................................................              4,061,575               4,261,120
                                                                                     -------------           -------------
         TOTAL LIABILITIES ................................................            698,864,985             672,328,272

  SHAREHOLDERS' EQUITY
      Preferred stock, par value $.01 per share, 200,000 shares
        authorized, no shares issued ......................................                     --                      --
      Common stock, par value $.10 per share, 20,000,000 shares
        authorized, 4,808,331 shares issued as of September 30, 2001
        and 4,674,995 shares issued as of December 31, 2000 ...............                480,833                 467,499
      Paid-in-capital .....................................................             30,789,906              29,804,921
      Retained earnings ...................................................             13,106,235              13,490,799
      Treasury stock, 20,803 shares at cost as of September 30,
        2001 and December 31, 2000 ........................................               (396,768)               (396,768)
      Unearned ESOP shares - 180,941 and 199,877 shares as of
        September 30, 2001 and December 31, 2000, respectively ............             (2,370,294)             (2,574,002)
      Accumulated other comprehensive income ..............................              1,607,921                 397,321
                                                                                     -------------           -------------
         TOTAL SHAREHOLDERS' EQUITY .......................................             43,217,833              41,189,770
                                                                                     -------------           -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................          $ 742,082,818           $ 713,518,042
                                                                                     =============           =============

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                            September 30,
                                                                                 -----------------------------------
                                                                                     2001                   2000
                                                                                 ------------           ------------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans ..........................................          $ 12,440,605           $ 14,030,527
  Interest on investment securities:
     Taxable securities ...............................................             1,690,510              1,505,545
     Securities exempt from federal income taxes ......................               165,728                252,956
  Interest on federal funds sold ......................................               183,228                 22,161
  Interest on deposits in other banks .................................                 7,670                 13,353
                                                                                 ------------           ------------
          TOTAL REVENUE FROM EARNING ASSETS ...........................            14,487,741             15,824,542
                                                                                 ------------           ------------
INTEREST EXPENSE
  Interest on deposits ................................................             6,741,849              7,858,934
  Interest on other short-term borrowings .............................                30,397                 47,570
  Interest on FHLB borrowings .........................................               659,790                575,869
  Interest on capital lease obligations ...............................                93,766                140,604
  Interest on long-term debt ..........................................                81,186                140,676
  Interest on guaranteed preferred beneficial interests in the
     Company's junior subordinated deferrable interest debentures .....               280,303                277,188
                                                                                 ------------           ------------
          TOTAL INTEREST EXPENSE ......................................             7,887,291              9,040,841
                                                                                 ------------           ------------

NET INTEREST INCOME ...................................................             6,600,450              6,783,701
  Provision for loan losses ...........................................             2,448,577              4,618,539
                                                                                 ------------           ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ...................             4,151,873              2,165,162
NONINTEREST INCOME
  Customer service fees ...............................................               996,401              1,066,406
  Insurance commissions ...............................................               483,932                682,232
  Bank club dues ......................................................               164,153                175,792
  Debt cancellation fees ..............................................               129,803                188,421
  Other operating income ..............................................               230,683                399,702
  Investments securities gains ........................................               155,113                 45,184
                                                                                 ------------           ------------
          TOTAL NONINTEREST INCOME ....................................             2,160,085              2,557,737
                                                                                 ------------           ------------
NONINTEREST EXPENSES
  Salaries and employee benefits ......................................             3,897,369              4,577,543
  Occupancy expense ...................................................               748,007                710,323
  Furniture and equipment expense .....................................               476,655                485,709
  Director and committee fees .........................................               116,818                139,691
  Other operating expense .............................................             2,082,597              1,739,113
                                                                                 ------------           ------------
          TOTAL NONINTEREST EXPENSES ..................................             7,321,446              7,652,379
                                                                                 ------------           ------------
Income (loss) before income taxes .....................................            (1,009,488)            (2,929,480)
Provision for income tax expense (benefit) ............................                23,802             (1,127,941)
                                                                                 ------------           ------------
          NET INCOME (LOSS) ...........................................          $ (1,033,290)          $ (1,801,539)
                                                                                 ============           ============
NET INCOME (LOSS) PER COMMON SHARE - BASIC ............................          $      (0.22)          $      (0.40)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED ..........................                 (0.22)                 (0.38)


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                            September 30,
                                                                  ---------------------------------
                                                                      2001                  2000
                                                                  -----------           -----------
NET INCOME (LOSS) ......................................          $(1,033,290)          $(1,801,539)
Components of other comprehensive income:
Unrealized gains on securities:
  Unrealized holding gains arising during the period ...            1,664,411             1,195,107
  Reclassification adjustments for (gains) included
     in net income .....................................             (155,113)              (45,184)
                                                                  -----------           -----------
Net unrealized gains ...................................            1,509,298             1,149,923
Income tax expense related to items of other
  comprehensive income .................................              603,719               462,049
                                                                  -----------           -----------
Total other comprehensive income .......................              905,579               687,874
                                                                  -----------           -----------

COMPREHENSIVE INCOME (LOSS) ............................          $  (127,711)          $(1,113,665)
                                                                  ===========           ===========


              [The remainder of this page intentionally left blank]


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                           September 30,
                                                                               -----------------------------------
                                                                                   2001                   2000
                                                                               ------------           ------------
REVENUE FROM EARNING ASSETS
  Interest and fees on loans ........................................          $ 38,968,185           $ 40,244,586
  Interest on investment securities:
     Taxable securities .............................................             4,550,408              4,303,365
     Securities exempt from federal income taxes ....................               526,906                586,091
  Interest on federal funds sold ....................................               453,562                185,576
  Interest on deposits in other banks ...............................                36,374                 43,179
                                                                               ------------           ------------
          TOTAL REVENUE FROM EARNING ASSETS .........................            44,535,435             45,362,797
                                                                               ------------           ------------
INTEREST EXPENSE
  Interest on deposits ..............................................            21,604,872             22,019,075
  Interest on other short-term borrowings ...........................                94,612                100,502
  Interest on FHLB borrowings .......................................             1,826,871              1,672,187
  Interest on capitalized lease obligations .........................               325,846                186,521
  Interest on long-term debt ........................................               273,619                427,646
  Interest on guaranteed preferred beneficial interests in the
     Company's junior subordinated deferrable interest debentures ...               840,909                585,522
                                                                               ------------           ------------
          TOTAL INTEREST EXPENSE ....................................            24,966,729             24,991,453
                                                                               ------------           ------------

NET INTEREST INCOME .................................................            19,568,706             20,371,344
  Provision for loan losses .........................................             4,780,856              6,955,890
                                                                               ------------           ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .................            14,787,850             13,415,454
NONINTEREST INCOME
  Customer service fees .............................................             3,064,285              3,097,246
  Insurance commissions .............................................             1,439,997              1,941,670
  Bank club dues ....................................................               502,114                529,825
  Debt cancellation fees ............................................               395,212                587,271
  Other operating income ............................................             1,040,074              1,516,088
  Investment securities gains .......................................               533,134                 18,298
                                                                               ------------           ------------
          TOTAL NONINTEREST INCOME ..................................             6,974,816              7,690,398
                                                                               ------------           ------------
NONINTEREST EXPENSES
  Salaries and employee benefits ....................................            11,935,399             14,281,425
  Occupancy expense .................................................             2,188,248              2,000,163
  Furniture and equipment expense ...................................             1,401,058              1,416,909
  Director and committee fees .......................................               368,316                428,969
  Other operating expense ...........................................             6,101,218              4,854,888
                                                                               ------------           ------------
          TOTAL NONINTEREST EXPENSES ................................            21,994,239             22,982,354
                                                                               ------------           ------------

Income (loss) before income taxes ...................................              (231,573)            (1,876,502)
Provision for income tax expense (benefit) ..........................               152,990               (818,536)
                                                                               ------------           ------------
          NET INCOME (LOSS) .........................................          $   (384,563)          $ (1,057,966)
                                                                               ============           ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC ..........................          $      (0.08)          $      (0.24)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED ........................                 (0.08)                 (0.23)
DIVIDENDS PER COMMON SHARE ..........................................                  0.00                   0.75


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                        ---------------------------------
                                                                            2001                  2000
                                                                        -----------           -----------
NET INCOME (LOSS) ............................................          $  (384,563)          $(1,057,966)

Components of other comprehensive income:
Unrealized gains on securities:
  Unrealized holding gains arising during the period .........            2,550,800               774,412
  Reclassification adjustments for (gains) losses included
       in net income .........................................             (533,134)              (18,298)
                                                                        -----------           -----------
 Net unrealized gains ........................................            2,017,666               756,114
 Income tax expense related to items of other
       comprehensive income ..................................              807,066               302,446
                                                                        -----------           -----------
 Total other comprehensive income ............................            1,210,600               453,668
                                                                        -----------           -----------

COMPREHENSIVE INCOME (LOSS) ..................................          $   826,037           $  (604,298)
                                                                        ===========           ===========


              [The remainder of this page intentionally left blank]

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                           -----------------------------------
                                                                               2001                   2000
                                                                           ------------           ------------
OPERATING ACTIVITIES
  Net income (loss) .............................................          $   (384,563)          $ (1,057,966)
  Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses .............................             4,780,856              6,955,890
          Provision for depreciation and amortization ...........             1,939,704              1,830,227
          Amortization of investment security premiums and
              accretion of discounts ............................                76,189                117,891
          Deferred tax benefit ..................................               949,850             (1,679,978)
          Loss (gain) on sale of premises and equipment .........                47,527                (12,488)
          Realized investment security gains ....................              (533,134)               (18,298)
          Decrease (increase) in accrued interest receivable ....             1,002,716               (798,421)
          (Decrease) increase in accrued interest payable .......              (626,493)             1,231,391
          Other .................................................               733,967             (1,614,708)
                                                                           ------------           ------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES ...             7,986,619              4,953,540
                                                                           ------------           ------------
INVESTING ACTIVITIES
  Proceeds from sales of securities available-for-sale ..........            49,474,247             10,303,129
  Proceeds from maturity of securities available-for-sale .......             2,500,000             23,633,022
  Purchase of securities available-for-sale .....................           (75,612,731)           (42,498,500)
  Decrease in interest-bearing deposit with other banks .........               500,000                     --
  Net decrease (increase) in loans to customers .................            10,022,466            (37,078,510)
  Proceeds from sale of premises and equipment ..................               108,074                158,600
  Net proceeds from sale of other real estate ...................               250,213                716,612
  Capital expenditures ..........................................            (2,201,300)            (4,681,237)
                                                                           ------------           ------------
                    NET CASH USED IN INVESTING ACTIVITIES .......           (14,959,031)           (49,446,884)
                                                                           ------------           ------------
FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
      and savings accounts ......................................            13,943,584             21,044,787
  Net increase in certificates of deposit .......................             4,206,715             15,422,944
  Net increase (decrease) in short-term borrowings ..............             2,012,116               (326,865)
  Net increase (decrease) in FHLB borrowings ....................             8,000,000             (2,000,000)
  Repayments of long-term debt, net .............................              (741,988)              (698,216)
  (Decrease) increase in capitalized lease obligations ..........               (57,675)             5,850,225
  Issuance of guaranteed preferred beneficial interest in
        junior subordinated deferrable interest debentures ......                    --             10,000,000
  Proceeds from issuance of common stock ........................               209,865                222,804
  Cash dividends ................................................                    --             (3,333,145)
                                                                           ------------           ------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES....            27,572,617             46,182,534
                                                                           ------------           ------------

Net increase in cash and cash equivalents .......................            20,600,205              1,689,190

Cash and cash equivalents at beginning of period ................            29,006,611             26,797,511
                                                                           ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................          $ 49,606,816           $ 28,486,701
                                                                           ============           ============

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                 ----------------------------------
                                                                      2001                  2000
                                                                 ------------           -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Interest .......................................          $ 25,593,222           $18,883,378
       Income taxes (refunded) paid ...................            (1,082,900)              865,249





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

FINANCIAL CONDITION

SEPTEMBER 30, 2001 COMPARED TO DECEMBER 31, 2000

LOANS

Loans comprised the largest single category of the Company's earning assets at September 30, 2001. Loans, net of unearned income and allowance for loan losses, were 69.0% of total assets at September 30, 2001 and 73.0% of total assets at December 31, 2000. Total net loans were $504,004,048 at September 30, 2001, representing a $17,204,683, or 3.3%, decrease from the total net loans at December 31, 2000 of $521,208,731. This decrease was attributable to a reduction in loans as customers took advantage of decrease in pool mortgage interest and refinanced their existing mortgages along with more stringent underwriting policies and procedures at all lending locations and an increase in charged off loans.

Commercial, financial and agricultural loans increased by approximately $10,014,000, or 7.1%, to approximately $150,787,000 at September 30, 2001 from approximately $140,773,000 at December 31, 2000, and represented 29.5% of total loans at September 30, 2001, compared to 26.6% at December 31, 2000. Real estate mortgage loans decreased by approximately $5,363,000, or 2.3%, to approximately $231,229,000 at September 30, 2001 from approximately $236,592,000 at December 31, 2000, and represented 45.3% of total loans at September 30, 2001, compared to 44.8% at December 31, 2000. Consumer loans decreased by approximately $20,348,000 or 14.0%, to approximately $125,325,000 at September 30, 2001 from
$145,673,000 at December 31, 2000, and represented 24.5% of total loans at September 30, 2000, compared to 27.6% a December 31, 2000. Real estate construction loans decreased by approximately $2,228,000, or 41.0%, to approximately $3,201,000 at September 30, 2001 from approximately $5,429,000 at December 31, 2000, and represented 0.6% of total loans at September 30, 2001, compared to 1.0% at December 31, 2000.

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

ASSET QUALITY

From December 31, 2000 and September 30, 2001, the ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccruing loans, loans past due 90 days or greater, restructured loans, nonaccruing securities and other real estate) declined from 112.3% at year-end 2000 to 54.2% at September 30, 2001. The ratio of total nonperforming assets to total assets increased to 1.6% at September 30, 2001 from 0.9% at year-end 2000, while the ratio of nonperforming loans to total loans, net of unearned income, increased to 1.6% at September 30, 2001 from 0.8% at December 31, 2000. These changes were primarily due to a decrease in the total of loans, net of unearned income of approximately $17,774,000, or 3.4%, and an increase in nonaccruing loans of approximately $4,881,000, or 260.0%, to approximately $6,758,000 at September 30, 2001 from approximately $1,877,000 at December 31, 2000 and an increase in other real estate of approximately $2,113,000 or 112.3%, to approximately $3,994,000 at September 30, 2001 from approximately $1,881,000 at December 31, 2000. These increases were partially offset by a decline in loans past due 90 days or more of approximately $1,253,000 or 48.7%, to approximately $1,318,000 at September 30, 2001 from approximately $2,571,000 at December 31, 2000. Total nonperforming assets increased approximately $5,741,000, or 90.7%, to approximately $12,070,000 at September 30, 2001 from approximately $6,329,000 at December 31, 2000.

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

Maturities/calls of long-term debt and FHLB borrowings for the years ending December 31, are as follows:

                                                                                    Junior
                        Notes            Subordinated           FHLB             Subordinated
                       Payable               Debt            Borrowings           Debentures
                      ----------         -----------         -----------         -----------
2001                  $  189,664              18,773         $ 8,000,000         $        --
2002                     893,705              78,461                  --                  --
2003                     200,287              84,133                  --                  --
2004                     220,165              90,215                  --                  --
2005                     242,015              96,737                  --                  --
Thereafter             1,595,800           1,223,261          38,000,000          10,000,000
                      ----------         -----------         -----------         -----------

                      $3,341,636         $ 1,591,580         $46,000,000         $10,000,000
                      ==========         ===========         ===========         ===========

CAPITAL RESOURCES

Bank regulatory authorities have placed increased emphasis on the maintenance of adequate capital, and subsequently developed risk-based capital guidelines. The guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which consists of common equity and junior subordinated deferrable interest debentures, less goodwill and unrealized gains on debt securities, amounted to $47,064,000 at September 30, 2001. Tier II capital components totaling approximately $7,824,000 at September 30, 2001, include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components are referred to as Total Risk-Based capital and was $54,888,000 at September 30, 2001.

As of September 30, 2001, the Company and Community Bank, its banking subsidiary, were classified as well capitalized under the financial institutions regulatory framework. Management has reviewed and will continue to monitor the Company's asset mix, product pricing and loan loss allowance, which are the areas determined to be most affected by these requirements.

On April 9, 2001, the Company's Board of Directors entered into a memorandum of understanding with the Federal Reserve Bank of Atlanta. As part of this agreement, the Company agreed to maintain a quarterly Tier I leverage capital ratio (the ratio of Tier I Capital to average assets, less goodwill) of at least 6.5%. At September 30, 2001, the Company's Tier I leverage capital ratio was 6.5%. On April 18, 2001, the Board of Directors of Community Bank, the Company's subsidiary bank, also made a commitment to the Regional Director of the Federal Deposit Insurance Corporation's Atlanta Regional Office and the Alabama Superintendent of Bank's with regard to certain financial goals related to Community Bank's capital ratios.

RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

SUMMARY

The Company's net loss for the nine months ended September 30, 2001 was $384,563 compared to a net loss $1,057,966 for the same period in 2000, representing an increase of $673,403. Basic net loss per share was $0.08 for the nine months ended September 30, 2001, as compared to a loss of $0.24 for the same period of 2000. Fully diluted net loss per share was $0.08 and $0.23 for the nine months ended September 30, 2001 and 2000, respectively. This increase resulted primarily from an increase in net interest income after provision for loan losses. Net interest income before the provision for loan losses decreased $802,638 while the provision expense decreased $2,175,034. Net losses for the nine month period have been negatively affected by a decrease in noninterest income and positively affected by a decline in non interest expense and reduced bad debt expenses that were attributable to the Fort Payne operations in 2000. This decline in noninterest expense occurred as a direct result of cost cutting measures despite increased legal and professional fees associated with continued various litigation.

The net loss for the quarter ended September 30, 2001, was $1,033,290 compared to a net loss of $1,801,539 for the same three month period of 2000, representing an increase of $768,249. Basic net loss per share was $0.22 for the third quarter of 2001 compared to $0.40 for the same period of 2000. Fully diluted net loss per share was $0.22 and $0.38 for the three months ended September 30, 2001 and 2000, respectively. The decreased loss for the quarter was the combined effect of an increase net interest income after provision for loan losses as compared to the same period in 2000. Noninterest income for the quarter was down approximately $398,000 and noninterest expense for the quarter was down approximately $331,000 from the same period in 2000.

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

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. Actual loan losses are charged directly to the allowance for loan losses while recoveries on charged-off loans are credited to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses during the first nine months of 2001 resulted from management's decision to make provisions for current losses and to maintain the overall level of the allowance by providing to cover net charge-offs. Net charge-offs for the first nine months of 2001 were approximately $5,350,000 compared to approximately $2,916,000 for the same period of 2000.

The provision for loan losses for the third quarter of 2001 was approximately $2,449,000, compared to approximately $4,619,000 for the same period of 2000, representing an approximate decrease of $2,170,000 or 47.0%. Charge-offs exceeded recoveries by approximately $2,588,000 and $1,118,000 for the three months ended September 30, 2001 and 2000, respectively.

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

NONINTEREST EXPENSES

Noninterest expenses for the nine months ended September 30, 2001 were $21,994,239, reflecting a $988,115, or 4.3%, decrease from $22,982,354 for the same period of 2000. The primary components of noninterest expenses are salaries and employee benefits, which decreased $2,346,026 for the nine months ended September 30, 2001, 16.4% from the same period of 2000. The decreases in salaries and employee benefits are due to corporate downsizing and reduced salary and benefits to officers at the bank and the Company. Salaries and benefits also include compensation expense related to the release of shares in the Company's leveraged ESOP. Occupancy costs increased $188,085, or 9.4%, furniture and equipment expenses declined by $15,851, or 1.1%, while director and committee fees decreased $60,653, or 14.1%. Other operating expenses increased $1,246,330,or 25.7%, to $6,101,218 during the first nine months of 2001 compared to $4,854,888 for the same period of 2000. This increase primarily reflects an increase in the audit fees, legal fees and other costs related to the special litigation committee and continuing litigation. The Company also experienced a charge-off of a large demand deposit account that added to the increased other operating expenses.

Noninterest expenses were $7,321,446 for the three months ended September 30, 2001 compared to $7,652,379 for the same period of 2000. This decrease of $330,933, or 4.3%, during the third quarter of 2001 was attributable to a decrease of $680,174, or 14.9%, in personnel cost net of an increase in other operating expenses.

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



                                       COMMUNITY BANCSHARES, INC.



April 11, 2002                          /s/ Kennon R. Patterson, Sr.
----------------------------           ---------------------------------------
Date                                    Kennon R. Patterson, Sr., as its
                                        President and Chief Executive Officer





April 11, 2002                          /s/ Kerri C. Newton
----------------------------           ---------------------------------------
Date                                    Kerri C. Newton, as its
                                        Chief Financial Officer

                                  EXHIBIT INDEX

       Exhibit Number                 Description of Exhibit
       --------------                 ----------------------

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