Form 10-K
period 2001-12-31
COMMUNITY BANCSHARES INC /DE/
filed 2002-04-16
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-16461
                           COMMUNITY BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                  63-0868361
--------------------                 -----------------------------------
(STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                68149 MAIN STREET
                           BLOUNTSVILLE, ALABAMA 35031
                     ---------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (205) 429-1000
                         -------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------                        -----------------------
      NONE                                           NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.10 PAR VALUE
                          -----------------------------
                                (TITLE OF CLASS)

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

AS OF MARCH 13, 2002, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES WAS $41,031,270 BASED UPON A SALE PRICE OF $15.00 PER SHARE ON MARCH 13, 2002.

AS OF MARCH 13, 2002, THERE WERE 4,635,697 SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE SHARES, OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K: PROXY STATEMENT FOR THE 2002 ANNUAL MEETING OF SHAREHOLDERS.

                                     PART 1

ITEM 1 - BUSINESS

GENERAL

Community Bancshares, Inc. (the "Company") is a Delaware corporation and a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Act of 1956, as amended (the "Bank Holding Company Act"). The Company was organized in 1983 and commenced business in 1985. The Company has one bank subsidiary, Community Bank, an Alabama banking corporation which conducts a general commercial banking business in north and west-central Alabama and south-central Tennessee. At December 31, 2001, the Company and its subsidiaries had total assets of approximately $729,481,000, deposits of approximately $617,706,000 and shareholders' equity of approximately $40,665,000. The Company maintains its principal executive offices at 68149 Main Street, Blountsville, Alabama 35031, and its telephone number is (205) 429-1000.

SUBSIDIARY BANK

At December 31, 2001, Community Bank conducted business through 30 locations in nine counties in north Alabama, two counties in west-central Alabama and one county in south-central Tennessee. It offers a wide range of commercial and retail banking services, including savings and time deposit accounts, personal and commercial loans and personal and commercial checking accounts. The majority of loans by Community Bank are to individuals and small to mid-sized businesses in Alabama and Tennessee. Community Bank seeks to provide superior service to its customers and to become a vital component of each of the communities it serves.

Community Bank operates in small non-urban communities. At December 31, 2001 the Bank had locations in Blountsville, Cleveland, Oneonta, Snead and West Blount in Blount County, Alabama; Fort Payne and Rainsville in DeKalb County, Alabama; Rogersville in Lauderdale County, Alabama; Elkmont in Limestone County, Alabama; Gurley, Meridianville and New Hope in Madison County, Alabama; Demopolis in Marengo County, Alabama; Hamilton in Marion County, Alabama; Arab, Albertville, Boaz and Guntersville in Marshall County, Alabama; Falkville and Hartselle in Morgan County, Alabama; Uniontown in Perry County, Alabama; Double Springs and Haleyville in Winston County, Alabama; and Pulaski in Giles County, Tennessee. At December 31, 2001, Community Bank operated 26 full service offices as well as four paying and receiving offices located within Wal-Mart stores, which primarily open deposit accounts, cash checks and receive deposits and loan payments.

In late 2001 and early 2002, Community Bank entered into agreements to sell its two Pulaski, Tennessee offices, its Rainsville and Ft. Payne, Alabama offices and its Marshall County, Alabama locations. The Marshall County locations include one banking office in Boaz, Alabama, one in Albertville, Alabama, two in Arab, Alabama, and two in Guntersville, Alabama. Two of the total ten offices under agreements to sell are paying and receiving offices located in Wal-Mart stores, one in Ft. Payne, Alabama and one in Guntersville, Alabama. On March 31, 2002, the Bank closed on the sale of its Pulaski, Tennessee offices and anticipates the sale of the others during the second quarter of 2002.

SUBSIDIARIES OF COMMUNITY BANK

1st Community Credit Corporation currently operates 12 finance company offices in 12 Alabama communities, including Albertville, Arab, Athens, Boaz, Cullman, Decatur, Gadsden, Hartselle, Huntsville, Fort Payne, Jasper and Oneonta, Alabama. 1st Community Credit Corporation provides loans to a market segment traditionally not pursued by Community Bank. These loans have typically generated higher yields and involved greater risk than standard commercial bank loans. At December 31, 2001, 1st Community Credit

Corporation's loan portfolio totaled approximately $24,765,000.

Community Insurance Corp. serves as an agent in the sale of title, property, casualty and life insurance products to individuals and businesses through an office in Huntsville, Alabama. Community Insurance Corp. owns 100% of the outstanding shares of capital stock of Southern Select Insurance, Inc., a managing general agency which brokers agricultural, commercial and personal insurance products. Both Community Insurance Corp. and Southern Select Insurance, Inc. are located in Huntsville, Alabama.

Community Appraisals, Inc., a subsidiary of Community Bank, operates a real estate appraisal business through its office located at the Company's headquarters complex in Blountsville, Alabama. This subsidiary provides appraisal services in connection with the lending activities of Community Bank and 1st Community Credit Corporation.

MARKET AREAS

At December 31, 2001, the Company's principal market areas were located in north Alabama (Blount, Cullman, DeKalb, Etowah, Lauderdale, Limestone, Madison, Marshall and Morgan Counties), northwest Alabama (Marion and Winston Counties), west-central Alabama (Marengo and Perry Counties) and in south-central Tennessee (Giles County). All of the Company's banking and finance company offices are located in relatively rural areas and place an emphasis on personal service.

With the exception of Blount, Marengo, Marion, Perry and Winston Counties in Alabama, the markets in which the Company operates share one common characteristic: each is close enough to Huntsville, Alabama, to share in the economic and employment benefits of that city. Huntsville is located in Madison County. Unemployment for Madison County was 3.7% for December 2001 as compared to 6.00% for Alabama during that period, as reported by the Alabama Department of Industrial Relations. The Huntsville Metropolitan Statistical Area ("MSA") possesses a diverse economic base with employers that include the military and aerospace industries, manufacturers of durable goods, machinery, transportation, as well as retailers and service industries. Agriculture, in the form of soybeans, hay, corn, cotton, tobacco, dairy and poultry farming, also makes up a significant portion of the Huntsville MSA's economy.

Similarly, Blount County is close enough to Birmingham, Alabama, to share in the economic and employment benefits of that city. Jefferson County, in which Birmingham is located, had a 4.3% unemployment rate for December 2001, according to the Alabama Department of Industrial Relations. The Birmingham area still retains some of the steel and related manufacturers that built the city, but the economy is now more diverse with the University of Alabama in Birmingham and the healthcare industry providing many jobs.

Marion and Winston Counties lie in northwest Alabama, near the Mississippi border. In both counties the manufacturing sector provides more jobs, and higher sales or receipts, than the wholesale, retail and service sectors. Manufactured housing and furniture production are two prominent industries in these counties, and both industries have experienced recent economic slowdowns. Marion County was reported to have an unemployment rate of 9.4% for December 2001, according to the Alabama Department of Industrial Relations. Winston County was reported to have an unemployment rate of 10.1% for December 2001 according to the Alabama Department of Industrial Relations.

Marengo and Perry Counties are located in west-central Alabama. Manufacturing provides more jobs in these counties than the wholesale, retail, and service sectors. In addition, catfish farming and the timber industry are important components in the economy of these counties. Marengo County's unemployment rate reported by the Alabama Department of Industrial Relations for December 2001 was 6.8%. Perry County was reported to have an unemployment rate of 13.4% for December 2001 as reported by the Alabama Department of Industrial Relations.

As previously discussed, at December 31, 2001, Community Bank was under agreements to sell ten of its bank locations. The locations are located in DeKalb County, Alabama, Marshall County, Alabama and Giles County, Tennessee. The sale of these bank locations will not affect the presence of 1st Community Credit Corporation, a subsidiary of Community Bank, in its DeKalb and Marshall County market areas. The sale of the Tennessee operations was consummated on March 31, 2002, and the Company no longer has a presence in Tennessee.

While certain markets have experienced an economic downturn, overall, the Company remains optimistic about current economic prospects in its market areas, and the Company attempts to assist those local economies by returning the deposits of its customers to the communities from which they come in the form of loans.

LENDING ACTIVITIES

Community Bank's lending activities include commercial, real estate and consumer loans. Community Bank's commercial loan services include term-loans, lines of credit and agricultural loans. A broad range of short to medium term commercial loans, both secured and unsecured, are made available to businesses for working capital, business expansion and the purchase of equipment and machinery. Community Bank's real estate lending activities include fixed and adjustable rate residential mortgage loans, construction loans, second mortgages, home improvement loans and home equity lines of credit. Community Bank's consumer lending services include loans for automobiles, recreation vehicles and boats, as well as personal (secured and unsecured) and deposit account secured loans.

COMPETITION

The banking business in Alabama is highly competitive with respect to loans, deposits and other financial services and is dominated by a number of major banks and bank holding companies which have numerous offices and affiliates operating over wide geographic areas. Community Bank competes for deposits, loans and other business with these banks as well as with savings and loan associations, credit unions, mortgage companies, insurance companies and other local financial institutions. Many of the major commercial banks operating in Community Bank's service areas offer services such as international banking and investment and trust services, which are not offered by Community Bank. Additionally, the competitive environment for both the Company and Community Bank may be materially affected by the enactment of the Gramm-Leach-Bliley Financial Services Modernization Act (the "GLBA"). This law modified or eliminated many barriers between investment banking, commercial banking and insurance underwriting and sales. See "Supervision and Regulation". These changes in the law have created and may continue to create greater competition for the Company and Community Bank by increasing the number and types of competitors and by encouraging increased consolidation within the financial services industry.

EMPLOYEES

At December 31, 2001, the Company and its subsidiaries had approximately 383 full-time equivalent employees. The Company and its subsidiaries provide a variety of group life, health and accident insurance, retirement and stock ownership plans and other benefit programs for their employees. The Company maintains continuing education and training programs for its employees, designed to prepare the employees for positions of increasing responsibility in management or operations. Membership and participation by employees in professional and industry organizations is encouraged and supported by the Company.

SUPERVISION AND REGULATION

The following is a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those federal and state statutes and regulations specifically mentioned herein. Changes in the laws and regulations applicable to the Company and its subsidiaries can affect the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. The Company cannot accurately predict whether legislation will ultimately be enacted, and, if enacted, the ultimate effect that it or implementing regulations would have on its or its subsidiaries financial condition or results of operations.

The Company is a bank holding company and is registered as such with the Federal Reserve. The Company is subject to regulation and supervision by the Federal Reserve and is required to file with the Federal Reserve annual reports and such other information as the Federal Reserve may require. The Federal Reserve also conducts examinations of the Company.

The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's position that, in serving as a source of strength to its subsidiary bank, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary bank.

Community Bank is incorporated under the banking laws of the State of Alabama and is subject to the applicable provisions of Alabama banking laws and to regulation and examination by the Alabama State Banking Department. Examinations include a review of Community Bank's condition and resources, its mode of conducting and managing its affairs, the actions of its directors, the investment of its funds, the safety and prudence of its management, compliance with its charter and law in the administration of its affairs and other aspects of Community Bank's operations. State statutes in Alabama relate to such matters as loans, mortgages, consolidations, required reserves, allowable investments, issuance of securities, payment of dividends, establishment of branches, filing of periodic reports and other matters affecting the business of Community Bank.

Deposits in Community Bank are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the "FDIC") and, therefore, Community Bank is subject to provisions of the Federal Deposit Insurance Act ("FDIA"). Community Bank's primary federal regulator is the FDIC, and as a result, Community Bank is subject to examination and regulation by the FDIC. The FDIC is authorized to terminate the deposit insurance of any depository institution, such as Community Bank, whose deposits are insured by the FDIC if the FDIC determines, after a hearing, that the institution or its directors have engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, order, condition imposed in writing by the FDIC in connection with the granting of any application or other request by the depository institution or any written agreement entered into with the FDIC.

Each federal banking regulatory agency is authorized to issue a cease and desist order to any financial institution or institution-affiliated party for which the agency is the primary federal banking regulator (which in the case of Community Bank, is the FDIC and, in the case of the Company, is the Federal Reserve) if the agency determines, after a hearing, that the institution or institution-affiliated party has engaged, is engaging or is reasonably believed to be about to engage, in unsafe or unsound practices, or has violated, is violating or is reasonably believed to be about to violate a law, rule or regulation, or any condition imposed in writing by the agency in connection with the granting of any application or other request by the institution or any written agreement entered into with the agency. The cease and desist order may require the institution or institution-affiliated party to cease and desist from the violation or practice, including requiring the institution or institution-affiliated party to make restitution or reimbursement against loss, restrict the institution's growth, dispose of loans or assets, rescind agreements or contracts, employ qualified officers or employees and take other actions determined to be appropriate by the agency. The order may also limit the activities of the institution.

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

FDICIA also provides for a risk-based deposit insurance premium structure. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). Community Bank's deposit accounts are insured by the FDIC under the BIF to the maximum extent permitted by law. Community Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all BIF-member institutions.

Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes (well capitalized, adequately capitalized and undercapitalized). These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates vary depending upon the assessment classification. In addition, regardless of the potential risk to the insurance fund, federal law requires the FDIC to establish assessment rates that will maintain each insurance fund's ratio of reserves to insured deposits at 1.25%. During 2001 and for the first semiannual assessment period of 2002, assessment rates for BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. The assessment rate schedule is subject to change by the FDIC and, accordingly, the assessment rate could increase or decrease in the future.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2001 was 1.90 cents per $100 of assessable deposits. For the first quarter of 2002, the FICO assessment rate for such deposits will be 1.82 cents per $100.

Community Bank's assessment expense for the year ended December 31, 2001 equaled approximately $207,000.

The federal banking regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If the institution fails to submit an acceptable compliance plan or fails to implement an accepted plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, and requiring an increase in the bank's ratio of tangible equity to assets. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulatory agencies are required to rate supervised institutions on the basis of five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three under-capitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels, and subjected to the supervisory restrictions applicable to institutions in the lower capital category. Generally, subject to a narrow exception, FDICIA requires a federal banking regulatory agency to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulatory agencies have specified by regulation the relevant capital level for each category.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's total assets at the time it becomes undercapitalized or the amount necessary to bring the institution into compliance with all applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator. At December 31, 2001, Community Bank was well capitalized for prompt corrective action purposes.

The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve, and other tests relating to capital adequacy which the Federal Reserve adopts from time to time. Under the risk-based capital assessment system, assets are weighted by a risk factor and a ratio is calculated by dividing the qualifying capital by the risk-weighted assets. Tier I capital generally includes common stock and retained earnings. Total capital is comprised of Tier I capital and Tier II capital, which includes certain allowances for loan losses and certain subordinated debt. The Company's Tier I and total capital ratios exceeded the required minimum levels as of December 31, 2001.

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

The primary source of funds for dividends paid to the Company's shareholders is dividends paid to the Company by Community Bank. Various federal and state laws limit the amount of dividends that Community Bank may pay to the Company without regulatory approval. Under Alabama law, an Alabama state bank, such as Community Bank, may not pay a dividend in excess of 90% of its net earnings until the bank's surplus is equal to at least 20% of its capital. Community Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the Alabama State Banking Department in order to pay a dividend if the total of all the dividends declared by Community Bank in any calendar year will exceed the total of Community Bank's net earnings (as defined by statute) for that year and its retained net earnings for the preceding two years, less any required transfers to surplus. At December 31, 2001, Community Bank could not have declared or paid any dividend without such approval. In addition, no dividends may be paid from Community Bank's surplus without the prior written approval of the Superintendent of the Alabama State Banking Department. Under FDICIA, Community Bank may not pay any dividends, if after paying the dividend it would be undercapitalized under applicable capital requirements. The FDIC also has the authority to prohibit Community Bank from engaging in business practices which the FDIC considers to be unsafe or unsound, which, depending on the financial condition of Community Bank, could include the payment of dividends.

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

The federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank have been in existence for a certain minimum time period, which may not exceed five years. A bank holding company may not, following an interstate acquisition, control more than 10% of the nation's total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that, mergers may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Also, states may continue to require that an acquired bank have been in existence for a certain minimum period of time, which may not exceed five years. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.

The federal Community Reinvestment Act of 1977 ("CRA") and its implementing regulations are intended to encourage regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess CRA reports in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory CRA rating may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. At December 31, 2001, the Company had a "satisfactory" CRA rating.

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

The Federal Reserve regulates money, credit and interest rate conditions in order to influence general economic conditions, primarily through open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member bank's deposits and funds availability regulations. The earnings and growth of the Company and its subsidiaries are subject to the influence of economic conditions generally and to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such conditions and policies, and their impact on the Company, cannot be predicted.

On April 9, 2001, the Company's Board of Directors entered into a Memorandum of Understanding (the "Memorandum") with the Federal Reserve Bank of Atlanta (the "Reserve Bank"), which outlines actions to be taken by the Company to address concerns identified by the Reserve Bank. In the Memorandum, the Company agreed that, without the prior written approval of the Reserve Bank, it would not declare or pay any dividends, repurchase shares of its common stock, incur any additional indebtedness, alter the terms of existing indebtedness or increase the amount of management fees paid to the Company by Community Bank. In addition, the Company agreed to maintain a quarterly Tier I leverage ratio (the ratio of Tier I capital to average assets, less goodwill) of at least 6.5% during the period in which the Memorandum is in effect, and to periodically update the Company's plan for maintaining capital and earnings at adequate levels. The Company also agreed to establish a policy that provides for target levels of capital and guidelines for payment of dividends and a plan to strengthen the Company's internal audit program. The Company further agreed that a committee of non-employee directors of the Company will review and report on the appropriateness of the compensation provided under the employment agreement of Kennon R. Patterson, Sr., the Chairman of the Board, Chief Executive Officer and President of the Company. In addition, the Company agreed to provide the Reserve Bank with a contingency plan for conserving or raising cash and information about loans extended by Community Bank to facilitate purchases of the Company's common stock, and to periodically provide the Reserve Bank with certain financial and other information and a report of actions taken by the Company to ensure compliance with the Memorandum. On March 8, 2002, the Reserve Bank requested that the Company agree to an amendment of the Memorandum that would disallow the Company from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank. The Company expects to agree to the amendment on or before May 3, 2002. In the interim, the Company elected to defer the March 2002 interest payment on its junior subordinated deferrable interest debentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Borrowed Funds - Maturities of Long-term Debt". Management of the Company cannot currently estimate the period during which the Company will remain subject to the terms of the Memorandum, or the effect of the Memorandum on the Company's financial condition, liquidity and results of operations.

On April 18, 2001, the Board of Directors of Community Bank, the Company's subsidiary bank, also entered into a Memorandum of Understanding (the "Bank Memorandum") with the Regional Director of the FDIC's Atlanta Regional Office and the Alabama Superintendent of Banks ("State"). Major provisions of the Bank Memorandum include requirements to reduce classified assets, restrict expansion, adopt revised policies in the areas of lending, liquidity, interest rate risk, loan documentation, asset/liability management and ethics, review duties and responsibilities of key officers, review compliance with investment, liquidity and funds management policies, reconstitute membership of its Board of Directors, develop internal loan review and internal audit functions, maintain capital ratio requirements, restrict dividend payments, provide to the regulators updates on the status of litigation, other financial and managerial information and quarterly progress reports detailing efforts to comply with the requirements of the Bank Memorandum.

Based on an examination as of June 30, 2001, the FDIC and the State requested the Community Bank Board of Directors to adopt a Safety and Soundness Compliance Plan ("Plan"). The Board adopted the Plan on March 5, 2002. If accepted by the FDIC/State, the Plan (initiated by the FDIC) would replace the Bank Memorandum (initiated by the State).

Pursuant to the terms of the Plan, the Board will review the bank's organizational structure and staffing requirements and hire and train any additional personnel needed to comply with the Plan. Also the Board will review and revise the bank's loan policy and underwriting standards, loan collection plan, allowance for loan losses methodology, interest rate risk policy and asset liability management policy. The Plan also provides that the Board will adopt an internal audit program, an internal controls program, a plan to reduce classified assets and internal and external loan documentation review procedures. Also, pursuant to the Plan, the Board will engage an outside firm to perform the loan review function and will adopt an internal loan review program. The Plan also places restrictions on extending credit to borrowers who have classified loans with the bank. Under the Plan, prior to submission of Reports of Condition and Income, the Board must review the adequacy of the allowance for loan losses and provide for an adequate balance. Under the Plan, the Board committed to maintaining a Tier I capital ratio of at least 7% and to obtain the prior approval of the regulators before paying dividends. In addition, the Plan requires the submission of a budget and profit plan and the engagement of an outside accounting firm to perform the bank's internal audit function and the formation of a bank administration department to strengthen internal controls. Finally, the Plan requires management to make monthly reports to the Board of Directors regarding the status in meeting the requirements of the Plan, and to submit quarterly progress reports to the regulators.

STATISTICAL DISCLOSURE

Statistical and other information regarding the following items are set forth in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" on the pages indicated below.





                                                                                                            Page(s)
                                                                                                            --------
Loan Portfolio and Selected Loan Maturity................................................................        22

Investment Portfolio.....................................................................................        23

Investment Portfolio Maturity Schedule...................................................................        24

Average Deposit Balances and Rates Paid..................................................................        25

Maturities of Large Time Deposits........................................................................        26

Short-term Borrowings....................................................................................        27

Maturities of Long-term Debt ............................................................................        28

Rate Shock Analysis......................................................................................        30

Interest Sensitivity.....................................................................................        31

Capital Adequacy Ratios and Return on Equity and Assets..................................................        32

Yields, Rates, Interest Rate Spread and Net Interest Margin..............................................        35

Consolidated Average Balances,
  Interest Income/Expense and Yields/Rates...............................................................        36

Rate/Volume Variance Analysis............................................................................        37

Summary of Loan Loss Experience..........................................................................        40

Allocation of the Allowance for Loan Losses..............................................................        41

Nonperforming Assets.....................................................................................        42

Noninterest Income.......................................................................................        43

Noninterest Expense......................................................................................        45


ITEM 2 - PROPERTIES

The corporate headquarters of the Company is owned by Community Bank and located at 68149 Main Street (U.S. Highway 231) in Blountsville, Alabama. Community Bank's administrative, operational, accounting and legal functions are housed in three buildings constructed in 1997, all of which are located on the same property as the corporate headquarters.

The main banking office of Community Bank is located at 69156 Main Street, Blountsville, Alabama. The premises are owned by Community Bank.

At December 31, 2001, Community Bank owned or leased buildings that were used in the normal course of business in 11 counties in Alabama, including Blount, DeKalb, Lauderdale, Limestone, Madison, Marengo, Marion, Marshall, Morgan, Perry and Winston Counties, and in Giles County, Tennessee. 1st Community Credit Corporation owned or leased buildings that were used in the normal course of business in ten counties in Alabama, including Blount, Cullman, Marshall, Morgan, Limestone, Lawrence, Etowah, Madison, DeKalb and Walker Counties. Community Insurance Corp. and its subsidiary, Southern Select Insurance, Inc., owned a building that is used in the normal course of business in Madison County, Alabama.

For information about the amounts at which bank premises, equipment and other real estate are recorded in the Company's financial statements and information relating to commitments under leases, see the Company's Consolidated Financial Statements included elsewhere in this Report.

ITEM 3 - LEGAL PROCEEDINGS

Background

At a meeting of Community Bank's Board of Directors on June 20, 2000, a director brought to the attention of the Board the total amount of money Community Bank had paid subcontractors in connection with the construction of a new Community Bank office. Management of the Company commenced an investigation of the expenditures. At the request of management, the architects and subcontractors involved in the construction project made presentations to the Boards of Directors of the Company and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the Board of Directors of Community Bank, another director made a presentation alleging that Community Bank had been overcharged by subcontractors on that construction project and another current construction project. On July 18, 2000, the Boards of Directors of the Company and Community Bank appointed a joint committee comprised of independent directors of the Company and of Community Bank to investigate the alleged overcharges. The joint committee has informed the Boards of Directors of the Company and Community Bank of its findings and recommendations. The joint committee retained legal counsel and an independent accounting firm to assist the committee in its investigation. Management has also been informed that the directors of Community Bank who alleged the construction overcharges have contacted bank regulatory agencies and law enforcement authorities. Management believes that these agencies and authorities either have conducted or are currently conducting investigations regarding this matter.

Benson Litigation

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

On August 24, 2000, the Board of Directors of the Company designated the directors of the Company who serve on the joint investigative committee as a special litigation committee to investigate and evaluate the allegations and issues raised in this lawsuit and to arrive at such decisions and take such action as the special litigation committee deems appropriate. On June 8, 2001, the special litigation committee filed its report under seal with the court. On June 18, 2001, the court entered an order affirming the confidentiality of the special committee's report. On June 28, 2001, the Company, Community Bank and various other defendants filed a motion with the court to adopt the report of the special committee, for partial summary judgment and to realign the Company and Community Bank as plaintiffs in the lawsuit. Following a hearing on August 29, 2001, the court denied these motions on November 8, 2001. The court also ruled that the plaintiffs were entitled to conduct discovery except as it related to one of the subcontractor defendants and granted the plaintiffs' motion to unseal the report of the special litigation committee. On November 14, 2001, the directors of the Company filed a motion for the court to alter, amend or vacate its November 8, 2001 rulings. On February 7, 2002, the Company and Community Bank filed a motion to disqualify Maynard, Cooper & Gale, P.C., the law firm representing the plaintiffs, due to conflicts of interest. The court held a hearing on these motions on February 22, 2002 and the parties are awaiting a ruling. On February 25, 2002, the Company and Community Bank filed a motion for limited discovery relating to its motion to disqualify the plaintiffs' law firm. As a result of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations. Regardless of the outcome, however, this lawsuit could be costly, time-consuming and a diversion of management's attention.

Towns Derivative Litigation

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

Corr Family Litigation

On September 14, 2000, another action was filed in the state Circuit Court of Blount County, Alabama, against the Company, Community Bank and certain directors and officers of the Company and Community Bank by Bryan A. Corr and six other related shareholders of the Company alleging that the directors actively participated in or ratified the misappropriation of corporate income. The action was not styled as a shareholder derivative action. On January 3, 2001, the defendants filed a motion for summary judgment on the basis that these claims are derivative in nature and cannot be brought on behalf of individual shareholders. The court has not ruled on the motion. The Company and its directors believe that this lawsuit is without merit and intend to defend the action vigorously. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming and a diversion of management's attention.

Auto Loan Litigation

On June 28, 2000, Community Bank filed an action in the United States District Court for the Northern District of Alabama against Carl Gregory Ford L-M, Inc., an automobile dealership located in Ft. Payne, Alabama, Carl Gregory and Doug Broaddus, the owners of the dealership, several employees and former employees of the dealership and Gerald Scot Parrish, a former employee of Community Bank, with respect to certain loans originated during 1998 in Community Bank's Wal-Mart office in Ft. Payne, Alabama. In the complaint Community Bank alleged that the defendants willingly and knowingly conducted, participated in, were employed by or associated with, or aided and abetted an enterprise within the meaning of the Racketeer Influenced and Corrupt Organizations Act ("RICO") for the purpose of defrauding Community Bank. The complaint also asserted that the defendants committed fraud, misrepresentation and deceit by submitting to Community Bank and/or approving applications for automobile loans which contained false and/or fraudulent information for the purpose of deceiving, influencing and persuading Community Bank to provide loans to customers of the automobile dealership who were otherwise not qualified to receive such loans, and suppressed material facts regarding the veracity of information contained in loan applications and the ability of persons seeking the loans to repay them. Community Bank also alleged in the complaint that the automobile dealership is responsible for the acts of its officers, agents and employees, and that the dealership and its management failed to adequately train and/or supervise its employees. The complaint stated that the defendants participated in a conspiracy to violate RICO and Alabama statutes dealing with fraud, misrepresentation and suppression of material facts, and asserted civil liability under Alabama law for violation of federal statutes dealing with financial institution fraud, mail and wire fraud and making false statements for the purpose of influencing the actions of a financial institution upon an application or loan.

On June 29, 2000 and August 31, 2000 the court granted Community Bank's motions to dismiss without prejudice two of the employees of the automobile dealership as defendants in the action. On September 13, 2000, the court granted Mr. Parrish's motion to dismiss the complaint, but granted Community Bank 15 days to amend the complaint. On September 27, 2000, Community Bank filed an amended complaint which generally reiterated the allegations of the original complaint and added specific information concerning the allegedly fraudulent activity and the use of the United States mail, telephone and other wire transmissions in the conduct of such activity. On December 1, 2000, the court dismissed Community Bank's claims based upon mail and wire fraud in the amended complaint but otherwise denied Mr. Parrish's motion to dismiss the complaint. On October 10, 2001, the court granted a joint motion to bifurcate the trial into separate stages of liability and damages. On October 23 and November 19, 2001, the court granted Community Bank's motion to dismiss without prejudice three of the employees of the automobile dealership as defendants in the action.

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

Employee Litigation

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

Conspiracy Litigation

On November 6, 2001 the Company and Community Bank filed a lawsuit in the United States District Court for the Northern District of Alabama against Bryan A. Corr, Doris J. Corr, individually and as executrix of the Estate of R.C. Corr, Jr., Tina M. Corr, Corr, Inc., George M. Barnett, Michael A. Bean, Michael W. Alred, R. Wayne Washam, M. Lewis Benson, Doris E. Benson, John M. Packard and Andy Mann seeking damages in excess of $50 million. The complaint also alleges that, by knowingly making false statements and unsupported allegations to regulatory and law enforcement authorities and in certain lawsuits discussed above, the defendants abused the civil legal process to further their plan to discredit and dislodge the directors and management of the Company and Community Bank and gain control of those companies. The complaint further alleges that certain of the defendants who are former directors and/or executive officers of Community Bank breached their fiduciary duties to Community Bank by participating in, and taking action in the furtherance of, the conspiracy. Finally, the complaint alleges that the defendants failed to make filings which are required by the Federal securities laws to disclose that the group is acting in concert to acquire control of the Company. The complaint seeks compensatory and punitive damages as well as an order barring the defendants from voting their shares of Company stock, purchasing additional Company stock, soliciting proxies and submitting shareholder proposals for at least three years.

On December 5, 2001, the Company, Community Bank and R. Wayne Washam entered into a stipulation pursuant to which Mr. Washam would be dismissed as a defendant. The court granted the stipulation on December 6, 2001. During the time between December 3 and December 7, 2001 the other defendants filed various motions to dismiss, abate or stay the lawsuit. On January 4, 2002, the Company and Community Bank filed a motion to disqualify Maynard, Cooper & Gale, P.C. from representing M. Lewis Benson, Doris E. Benson, John M. Packard and Andy Mann due to a conflict of interest. On January 22, 2002 Maynard, Cooper & Gale, P.C. filed a motion to withdraw from the suit, which motion was granted by the court on January 24, 2002. On January 29, 2002 the Company and Community Bank filed an amended complaint to reflect the dismissal of Wayne Washam as a defendant and to add a claim for defamation against two of the defendants. As a result of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations. Regardless of the outcome, however, this lawsuit could be costly, time-consuming and a diversion of management's attention.

Indemnification and Routine Proceedings

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2001.

              [The remainder of this page intentionally left blank]

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, the positions held by them with the Company and certain of its subsidiaries and their principal occupations for the last five years are as follows:



Name, Age and Position Currently Held with the
       Company and its Subsidiaries                                             Principal Experience During Past Five Years
-----------------------------------------------                           --------------------------------------------------------
Kennon R. Patterson, Sr. (59)                                             Chairman, President and Chief Executive Officer of the
Chairman, President and Chief Executive Officer of the                    Company (1985-present); Chairman and Chief Executive
Company; Chairman and Chief Executive Officer of                          Officer of Community Bank (1993-present)
Community Bank; Chairman of 1st Community Credit Corporation;
Vice Chairman of Community  Appraisals, Inc.;
Director of Community Insurance Corp., and Southern
Select Insurance, Inc.

Bishop K. Walker, Jr. (70)*                                               Vice Chairman, Senior Executive Vice President and
Director, Vice Chairman, Secretary, Senior Executive Vice                 General Counsel of the Company (1987-2002); President
President and General Counsel of the Company; Director,                   and Director of Community Insurance Corp. (1987-1997)
Senior Executive Vice President and Secretary of Community Bank;
Chairman of Community Insurance Corp. and Southern Select
Insurance, Inc.

Denny G. Kelly (62)*                                                      President of Community Bank (1993-2001)
Director and Executive Vice President of the Company; Vice Chairman
and President of Community Bank; Vice Chairman and President of
1st Community Credit Corporation; Director of Community Appraisals, Inc.,
Community Insurance Corp. and Southern Select Insurance, Inc.

Loy McGruder (61)                                                         President of Community Bank (2002-Present);
Director of the Company; Director and President of Community Bank         Executive Vice President of Community Bank (1994-2002);
                                                                          City President of Community Bank-Blountsville (1994-1997);
                                                                          Senior Vice President of Community Bank (1993-1994)

Kerri Newton (32)                                                         Chief Financial Officer of the Company and Community
Chief Financial Officer of the Company and Community Bank                 Bank (2001-Present); Senior Risk Consultant for Compass
                                                                          Bank, Birmingham, Alabama (2001); Chief Accounting
                                                                          Officer of Frontier National Corporation, Sylacauga,
                                                                          Alabama (1998-2000); Chief Financial Officer of Frontier
                                                                          National Bank, Lanett, Alabama (1997-2000); Vice President
                                                                          and Controller of The County Bank, Greenwood, South
                                                                          Carolina (1993-1997)


*Mr. Walker and Mr. Kelly were executive officers of the Company on December 31, 2001, but retired in January, 2002.

The Company's bylaws provide that the term of office of an executive officer of the Company is as provided in the officer's employment agreement with the Company or, if the officer is not a party to an employment agreement or if the officer's employment agreement does not specify a term of office, as determined by the Company's Board of Directors and until the officer's successor is elected and qualified or until the officer's earlier resignation or removal. In May 2001, Mr. Patterson, Mr. Walker and Mr. Kelly were elected by the Company's Board of Directors to serve a term of one year and until his successor has been elected and qualified.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Shares of the common stock (the "Common Stock") of the Company were held by approximately 2,334 shareholders of record as of March 13, 2002. There is no established trading market for the Common Stock, which has been purchased and sold infrequently in private transactions. Therefore, no reliable information is available as to trades of the Common Stock, or as to the prices at which such Common Stock has traded. Management has reviewed the limited information available to the Company as to the ranges at which shares of the Common Stock has been sold. The following data regarding the Common Stock are provided for information purposes only, and should not be viewed as indicative of the actual or market value of the Common Stock.


                                                                                           Estimated Price Range
                                                                                                 Per Share
                                                                                         --------------------------
                                                                                             High            Low
                                                                                         ----------      ----------
2001:

    FIRST QUARTER..................................................................       $ 22.00         $ 15.00
    SECOND QUARTER.................................................................         22.00           15.00
    THIRD QUARTER..................................................................         15.00           15.00
    FOURTH QUARTER.................................................................         18.00           12.00

2000:

    First Quarter..................................................................       $ 25.00         $ 24.00
    Second Quarter.................................................................         25.00           19.00
    Third Quarter..................................................................         25.00           20.00
    Fourth Quarter.................................................................         26.00           20.00

1999:

    First Quarter..................................................................       $ 24.00         $ 20.00
    Second Quarter.................................................................         24.00           24.00
    Third Quarter..................................................................         24.00           24.00
    Fourth Quarter.................................................................         24.00           24.00



Annual dividends were neither declared nor paid in 2001. Annual dividends of $.75 per share were declared by the Board of Directors on the Company's Common Stock and paid on January 5, 2000. Generally, the payment of dividends on the Common Stock is subject to the prior payment of principal and interest on the Company's long-term debt, the retention of sufficient earnings and capital in the Company's operating subsidiaries and regulatory restrictions. The Board of Directors determined that it was in the Company's best interests not to declare or pay a dividend in the first quarter of 2002, due to regulatory constraints and the Company's results of operations and financial condition for 2001. Currently, the Company is under a memorandum of understanding with the Federal Reserve that, among other restrictions, disallows the declaration or payment of any dividends without the prior written approval of the Federal Reserve. The Board of Directors does not currently anticipate declaring or paying a dividend in 2002. There can be no assurance that the Company will pay any dividends in the foreseeable future. See "Item 1 - Business - Supervision and Regulation," "Item 7 - Management's Discussion of Financial Condition and Results of Operations - Liquidity Management" and Note 16 to the Company's Consolidated Financial Statements included elsewhere in this Report.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years. All averages are daily averages.



                                                                            Years ended December 31,
                                                               2001        2000        1999       1998         1997
                                                            ----------- -----------  ---------  ---------    ---------
                                                                   (Dollars in thousands except per share data)

Interest income..........................................    $ 58,486    $ 61,075    $ 52,194   $  44,365    $ 37,791
Interest expense.........................................      31,588      33,856      25,522      22,693      19,541
Net interest income......................................      26,898      27,219      26,672      21,672      18,250
Provision for loan losses................................       6,314       9,289       4,459         885         773
Non-interest income......................................       9,538       9,906       9,155       8,102       4,891
Non-interest expense.....................................      31,972      31,755      29,208      23,784      17,423
Net income (loss)........................................      (1,100)     (2,215)      1,658       3,579       3,512

Per Share Data:
   Earnings/(loss) per share - basic.....................    $  (0.24)   $  (0.50)   $   0.37   $    0.90    $   0.92
   Earnings/(loss) per share - diluted...................       (0.24)      (0.47)       0.36        0.88        0.92
   Cash dividends........................................           -        0.75        0.60        0.50        0.38

Balance Sheet:
   Loans, net of unearned income.........................    $501,520    $528,316    $498,726   $ 433,853    $326,134
   Deposits..............................................     617,706     600,901     573,261     538,586     440,889
   FHLB borrowings.......................................      38,000      38,000      40,000           -           -
   Capitalized lease obligations.........................       5,766       5,850           -           -           -
   Long-term debt........................................       4,667       5,675       6,637       7,569       7,398
   Guaranteed preferred beneficial interest
     in the Company's junior subordinated
     deferrable interest debentures......................      10,000      10,000           -           -           -
   Average equity........................................      42,938      41,776      44,203      37,318      33,428
   Average assets........................................     725,461     710,915     632,713     538,470     473,381
   Period end assets.....................................     729,482     713,518     674,898     603,244     491,839

Ratios:
   Return on average assets..............................       (0.15)%     (0.31)%      0.26%      0.67%       0.74%
   Return on average equity..............................       (2.56)%     (5.30)%      3.75%      9.59%      10.51%
   Dividend payout ratio.................................           -     (150.00)%    162.16%     55.56%      40.50%
   Average equity to average assets......................        5.92%       5.88%       6.99%      6.93%       7.06%

   Total risk-based capital..............................       11.59%      10.54%       9.37%     11.03%      11.86%
   Leverage ratio........................................        6.70%       6.44%       6.39%      7.79%       6.94%



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The purpose of this discussion is to focus on the significant changes in the financial condition and results of operations of the Company and its subsidiaries during 1999, 2000 and 2001. This discussion and analysis is intended to supplement and highlight information contained in the Company's consolidated financial statements and related notes and the selected financial data presented elsewhere in this Report.

The discussion of net interest income in this financial review is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, economic prospects of market areas, dividends, pending litigation, branch office divestitures, non-compliant or impaired loans, capital requirements, operating strategy, deposits, consumer base, allowance for loan losses, non-performing assets, interest rate sensitivity, market risk and impact of inflation. We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company's interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, the Company's ability to obtain reimbursement from its fidelity bond insurance carrier or other persons responsible for originating non-compliant and impaired loans in Community Bank's Ft. Payne, Alabama office and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

SUMMARY

The Company's net loss of approximately $1,100,000 for 2001 represented a $1,115,000 decrease from its net loss of approximately $2,215,000 for 2000 which represented a $3,873,000 decline from 1999's net income of approximately $1,658,000. When stated as changes in basic earnings per share, the 2001 basic loss per share of $0.24 represented a $0.26 decrease from the 2000 basic loss per share of $0.50 which represented a $0.87 decrease from the 1999 basic earnings per share of $0.37. The decrease in loss per share for 2001 primarily resulted from a reduction in the provision for loan losses. The decline in 2000 primarily resulted from additional provisions to the Company's allowance for loan losses in connection with an increase in loans charged-off and certain loans originated in Community Bank's Double Springs, Alabama branch. In 2001, 2000 and 1999, the Company has experienced higher than normal legal and accounting fees associated with legal proceedings.

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the Capital Securities ($10,000,000) and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines. See "Borrowed Funds--Maturities of Long-term Debt and Note 9 to the Company's Consolidated Financial Statements" included elsewhere in this Report.

EARNING ASSETS

The Company's average earning assets in 2001 increased 3.1% over that for 2000, primarily as a result of increases in the investment portfolio and federal funds sold. Earning assets accounted for approximately 89.5% of the Company's average total assets for 2001. This growth of average earning assets in 2001 compared to a 12.2% increase during 2000 over that for 1999, primarily as a result of increases in the loan portfolio. During 1999, average earning assets increased 17.2%. Earning assets represented 88.6% and 88.7% of the Company's average total assets for 2000 and 1999 respectively.

Average loans, net of unearned income, represented 79.6%, 82.9% and 82.5% of average earning assets during 2001, 2000 and 1999, respectively. Average investment securities represented 17.6% of average earning assets in 2001, compared to 16.4% in 2000 and 16.9% in 1999. The change in the mix of loans and securities during 2001 compared to 2000 was primarily attributable to a decrease in loans during 2001. The other earning asset categories accounted for less than 3.0% of average earning assets for all three periods. The increased volume in earning assets during 2001 helped offset the decrease in interest income due to the fall in interest rates.

Total loans, net of unearned income, decreased approximately $26,796,000, or 5.1%, to approximately $501,520,000 at December 31, 2001, from $528,316,000 at
December 31, 2000, which represented an increase of $29,590,000, or 5.9%, from $498,726,000 at December 31, 1999. These decreases were spread across the loan type categories. Commercial, financial and agricultural loans decreased by approximately $5,437,000, or 3.9%, to approximately $146,210,000 at December 31, 2001, from approximately $140,773,000 at December 31, 2000, which represented an increase of approximately $16,528,000, or 13.3%, from approximately $124,245,000 at December 31, 1999. Commercial, financial and agricultural loans represented 29.1% of total loans at December 31, 2001, compared to 26.6% at December 31, 2000 and 24.9% at December 31, 1999. Real estate - mortgage loans decreased by approximately $3,376,000, or 1.4%, to approximately $233,216,000 at December 31, 2001, from $236,592,000 at December 31, 2000, which represented an increase of approximately $12,463,000, or 5.6%, from approximately $224,129,000 at December 31, 1999. As a percentage of total loans, real estate - mortgage loans increased to 46.5% at December 31, 2001, from 44.8% at December 31, 2000 and 44.9% at December 31, 1999. Consumer loans decreased by approximately $26,642,000, or 18.3%, to approximately $119,031,000 at December 31, 2001, from approximately $145,673,000 at December 31, 2000, which represented an increase of approximately $1,220,000, or 0.9%, from approximately $144,453,000 at December 31, 1999. As a percentage of total loans, consumer loans decreased to 23.8% at December 31, 2001, from 27.6% at December 31, 2000 and 28.9% at December 31, 1999. Real estate - construction loans decreased by approximately $2,303,000, or 42.4%, to approximately $3,126,000 at December 31, 2001, from approximately $5,429,000 at December 31, 2000, which represented a decrease of approximately $1,041,000, or 16.1%, from approximately $6,470,000 at December 31, 1999. As a percentage of total loans, real estate - construction loans decreased to 0.6% at December 31, 2001, from 1.0% at December 31, 2000 and 1.3% at December 31, 1999. The Company has experienced these decreases in loans because of economic downturns, the tightening of the Company's credit standards, and increased charge-offs of loans made in previous years.

The following table shows the classification of loans by major category at December 31, 2001, and at the end of each of the preceding four years.

                                 LOAN PORTFOLIO



                                                                    December 31,
                     ---------------------------------------------------------------------------------------------------------
                            2001                2000               1999                  1998                    1997
                     ------------------  -----------------  --------------------  -------------------   ----------------------
                                 Percent           Percent              Percent              Percent                 Percent
                      Amount    of Total  Amount  of Total   Amount     of Total   Amount    of Total     Amount     of Total
                     --------   -------- -------- --------  ---------   --------  --------   ---------   --------   ----------
                                                         (Dollars in Thousands)
Commercial,
  financial and
  agricultural.....  $146,210     29.1%  $140,773   26.6%   $124,245      24.9%  $ 94,057      21.6%     $ 64,136     19.6%
Real estate -
  construction.....     3,126      0.6      5,429    1.0       6,470       1.3      6,153       1.4         3,499      1.1
Real estate -
  mortgage.........   233,216     46.5    236,592   44.8     224,129      44.9    205,457      47.3       172,504     52.7
Consumer...........   119,031     23.8    145,673   27.6     144,453      28.9    129,334      29.7        86,945     26.6
                     --------    -----   --------  -----    --------     -----    -------     -----      --------    -----
                      501,583    100.0%   528,467  100.0%    499,297     100.0%   435,001     100.0%      327,084    100.0%

Less: Unearned
  income...........        64                 151                571                1,148                     950
Allowance for
  loan losses......     7,292               7,107              2,603                2,971                   2,131
                     --------            --------           --------             --------                --------
Net loans..........  $494,227            $521,209           $496,123             $430,882                $324,003
                     ========            ========           ========             ========                ========



The following table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year as of December 31, 2001.

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY


                                                                                                  Rate Structure for Loans
                                                             Maturity                              Maturing Over One Year
                                      ---------------------------------------------------    --------------------------------
                                                    Over One
                                        One           Year            Over                    Predetermined      Floating or
                                      Year or        Through          Five                      Interest         Adjustable
                                        Less        Five Years       Years        Total           Rate              Rate
                                      --------    -------------    -----------   --------    ---------------    --------------
                                                                      (In thousands)
Commercial, financial
  and agricultural...............     $58,454       $ 41,815        $ 45,941     $ 146,210      $ 74,088           $ 72,122
Real estate - construction.......       2,802            269              55         3,126         1,950              1,176
                                      -------       --------        --------     ---------      --------           --------
  Total..........................     $61,256       $ 42,084        $ 45,996     $ 149,336      $ 76,038           $ 73,298
                                      =======       ========        ========     =========      ========           ========



INVESTMENT PORTFOLIO

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The Company's entire portfolio is classified as available for sale. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 2001, gross investment securities sales were approximately $85,134,000 and maturities were approximately $2,500,000 representing 74.6% and 2.2%, respectively, of the average portfolio for the year, compared to gross investment securities sales of $16,230,000 in 2000 and approximately $11,628,000 in 1999 and maturities of approximately $25,210,000 in 2000 and approximately $10,778,000 in 1999. Net gains realized on the sales totaled approximately $1,284,000 during 2001, compared to approximately $5,000 in 2000 and approximately $179,000 in 1999. At December 31, 2001, gross unrealized gains in the portfolio were approximately $486,000, compared to approximately $1,419,000 at December 31, 2000 and approximately $72,000 at December 31, 1999, while gross unrealized losses amounted to approximately $893,000 at December 31, 2001, compared to approximately $756,000 at December 31, 2000 and approximately $2,827,000 at December 31, 1999. These fluctuations in the gross unrealized gains and losses in the Company's investment portfolio resulted primarily from changing bond prices.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company's mortgage-backed securities portfolio as of December 31, 2001 and 2000 contained no interest-only strips and the amount of unamortized premium on mortgage-backed securities at December 31, 2001, was $928,710, compared to $190,096 at December 31, 2000. The recoverability of the Company's investment in mortgage-backed securities is reviewed periodically by management, and if necessary, appropriate adjustments for impaired value are made to income.

The carrying amount of investment securities at the end of each of the last three years is set forth in the following table:

                              INVESTMENT PORTFOLIO

                                                                                   December 31,
                                                                  -------------------------------------------
                                                                       2001           2000            1999
                                                                  --------------  ------------    -----------
                                                                                   (In thousands)

U. S. Treasury and U.S. Government agencies.................       $   16,948      $  46,830        $ 55,870
Mortgage-backed securities..................................           90,647         31,341          30,521
State and municipal securities..............................           11,684         19,499           8,356
Equity securities...........................................            2,400          3,900           2,100
                                                                   ----------      ---------        --------
 Total investment securities...............................        $  121,679      $ 101,570        $ 96,847
                                                                   ==========      =========        ========



Total investment securities increased approximately $20,109,000, or 19.8%, to approximately $121,679,000 at December 31, 2001, compared to approximately $101,570,000 at December 31, 2000 and approximately $96,847,000 at December 31, 1999. During 2001, non-taxable investment securities decreased $7,815,000, or 40.1%, to approximately $11,684,000 from $19,499,000 at December 31, 2000, which represented an increase of $11,143,000 or 133.4%, from $8,356,000 at December 31, 1999. Taxable investment securities increased approximately $27,924,000, or 34.0% during 2001 to $109,995,000 from approximately $82,071,000 at December 31, 2000, which represented a decline of $6,420,000, or 7.3%, from approximately $88,491,000 at December 31, 1999. The composition of the investment securities portfolio changed during 2001 primarily as excess funds were invested in mortgage-backed securities. At December 31, 2001, U.S. government and agency securities represented 13.9% of the total investment securities portfolio compared to 46.1% at year-end 2000, while state and municipal securities represented 9.6% and 19.2% of the investment securities portfolio at year-end 2001 and 2000, respectively. In 2001, as investable funds increased due to diminished loan demand and bonds redeemed prior to maturity, Community Bank invested more heavily in mortgage-backed securities to enhance cash flow and reduce call risk.

The maturities and weighted average yields of the investments in the year-end 2001 portfolio of investment securities are presented below. Taxable equivalent adjustments (using a 34% tax rate) have been made in calculating yields on tax-exempt obligations. The average maturity of the investment portfolio was
5.20 years at year-end 2001 compared to 6.71 years at year-end 2000 with an average yield of 6.22% and 6.71% at December 31, 2001 and 2000, respectively. Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

                     INVESTMENT PORTFOLIO MATURITY SCHEDULE


                                                                             December 31, 2001
                                             ------------------------------------------------------------------------------------
                                                                                 Maturing
                                             ------------------------------------------------------------------------------------
                                                   Within            After One But         After Five But            After
                                                  One Year         Within Five Years      Within Ten Years         Ten Years
                                             ------------------   ------------------     -------------------   ------------------
                                              Amount     Yield      Amount    Yield        Amount     Yield     Amount     Yield
                                             --------   -------   ---------  -------     ---------   -------   --------   -------
                                                                             (Dollars in thousands)

SECURITIES - ALL AVAILABLE-FOR-SALE:
    U. S. Government agencies..........     $ 2,001     6.62%     $ 57,003    5.93%      $ 21,093     6.05%    $ 26,406     6.37%
    State and municipal securities.....         180     7.17         3,557    6.06            670     7.27        8,368     7.89
    Equity securities..................           -        -             -       -              -        -        2,400     6.74
                                            -------               --------               --------              --------
                                            $ 2,181     6.67%     $ 60,560    5.94%      $ 21,763     6.09%    $ 37,174     6.73%
                                            =======               ========               ========              ========


With the exception of some securities issued by U.S. Government agencies, the Company held one municipal bond issued by Hartselle Utilities, whose amortized cost of $4,854,027 exceeded 10% of the Company's consolidated shareholders' equity on December 31, 2001.

Federal Funds Sold increased 900.0% during 2001, from $3,000,000 at December 31, 2000 to $30,000,000 at December 31, 2001. This increase resulted from a decrease in loan demand coupled with an increase in deposit balances.

The average balance of interest-bearing deposits with other banks reflected a decrease of 62.4% during 2001, compared to a decrease of 31.9% during 2000 and an increase of 33.5% during 1999.

There has been no significant impact on the Company's financial statements as a result of the provisions of Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

DEPOSITS

Community Bank's primary source of funds is its deposits. Dividends from Community Bank are the Company's primary source of funds. Historically, continued enhancement of existing products, emphasis upon better customer service and expansion into new market areas have fueled the growth in Community Bank's deposit base. The Company does not presently anticipate further geographic expansion. Rather emphasis has been placed upon attracting consumer deposits and the Company's intent is to expand its consumer base in its market areas in order to continue to fund future asset growth.

During 2001, the Company's average total deposits increased approximately $6,247,000, or 1.0%, to approximately $608,390,000 from approximately $602,143,000 in 2000, which represented an increase of approximately $56,921,000, or 10.4%, from approximately $545,222,000 in 1999. At December 31,
2001, the Company's total deposits were approximately $617,706,000, an increase of approximately $16,805,000, or 2.8%, from approximately $600,901,000 at December 31, 2000.

The following table presents the average deposit balances and the average rates paid for each of the major classifications of deposits for the 12 month periods ending December 31, 2001, 2000 and 1999:


                                                           Average Deposit Balances and Rates Paid
                                      --------------------------------------------------------------------------------
                                                2001                       2000                     1999
                                      -----------------------    ----------------------     --------------------------
                                                     Average                   Average                      Average
                                        Average       Rate         Average      Rate          Average         Rate
                                        Balance       Paid         Balance      Paid          Balance         Paid
                                     ------------  ---------      ---------    --------     ------------   -----------
                                                                 (Dollars in thousands)

Noninterest-bearing demand........     $   70,002       0.00%    $   68,785       0.00%     $   69,248       0.00%
Interest-bearing demand...........         92,360       3.50        102,254       4.92          94,763       4.36
Savings...........................         58,875       3.31         55,983       4.39          53,730       3.51
Time..............................        387,153       5.70        375,121       5.92         327,481       5.37
                                       ----------                ----------                 ----------
   Total (1)......................     $  608,390       5.06%    $  602,143       5.57%     $  545,222       4.96%
                                       ==========                ==========                 ==========

----------------------------
(1) The rate paid on total average deposits represents the rate paid on total average interest-bearing deposits only.

The Company's average interest-bearing deposits increased by 0.9%, 12.1% and 12.3% in 2001, 2000 and 1999, respectively. Average interest-bearing demand deposits decreased 9.7% compared to an increase of 7.9% during 2000 and 11.4% during 1999. Average savings and average time deposits increased 5.2% and 3.2%, respectively, during 2001 compared to increases of 4.2% and 14.5%, respectively, during 2000 and an increase of 15.9% and 12.0%, respectively, during 1999. Average noninterest-bearing demand deposits increased 1.8% during 2001 compared to a decrease of 0.7% during 2000 and an increase of 15.1% during 1999. Customer confidence and satisfaction are evidenced by the increase in total average deposits of 1.0% in 2001, the increase in total average deposits of 10.4% in 2000 and 12.7% in 1999. The two categories of lowest cost deposits, noninterest-bearing demand deposits and interest-bearing demand deposits, comprised the following percentages of total average deposits during 2001, 2000 and 1999, respectively: (i) Average noninterest-bearing demand deposits - 11.5%, 11.4%, and 12.7%; and (ii) average interest-bearing demand deposits - 15.2%, 17.0% and 17.4%. Community Bank experienced a shift in its deposit mix during 2001 as interest-bearing demand deposits increased $14,619,000, or 17.1%, while savings and certificates of deposits increased $1,776,000, or .4%. This is as compared to increases in interest-bearing demand deposits by $7,491,000, or 7.9%, in 2000 and by $8,589,000, or 9.6%, in 1999, increases in savings accounts by $2,253,000, or 4.2%, in 2000 and by $6,123,000, or 10.4%, in 1999, and
increases in certificate of deposits by $47,640,000, or 14.5%, in 2000 and by $8,503,000, or 3.9%, in 1999. Of total time deposits at December 31, 2001, approximately 31.5 % were large denomination certificates of deposit and other time deposits of $100,000 or more, up from 20.7% at December 31, 2000.

The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 2001 are summarized in the table below.

                 MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE


                                                                                   December 31, 2001
                                                                  ---------------------------------------------
                                                                       Time             Other
                                                                   Certificates         Time
                                                                    of Deposit        Deposits          Total
                                                                  --------------   --------------    ----------
                                                                                   (In thousands)

Maturing in three months or less..............................      $   5,864        $ 19,148        $  25,012
Maturing in over three through six months.....................         45,218               -           45,218
Maturing in over six through twelve months....................         28,671               -           28,671
Maturing in over twelve months................................         20,635               -           20,635
                                                                    ---------        --------        ---------
   Total......................................................      $ 100,388        $ 19,148        $ 119,536
                                                                    =========        ========        =========


BORROWED FUNDS

Community Bank also uses borrowed funds as a source of funds for asset growth in excess of deposit growth and for short-term liquidity needs. The mixture of borrowed funds and deposits as sources of funds depends on the relative availability and costs of those funds and Community Bank's need for funding.

Borrowed funds consist primarily of short-term borrowings, borrowings from the Federal Home Loan Bank of Atlanta, Georgia ("FHLB-Atlanta") and long-term debt. Short-term borrowings at year-end 2000 and 1999 consisted of the U. S. Treasury Tax and Loan Note Option account and securities sold under agreements to repurchase. Community Bank had $5,000,000 at year end 2001 in available lines to purchase Federal Funds on a secured basis from a commercial bank and $6,000,000 at year-end 2000 in available lines to purchase Federal Funds, on an unsecured basis, from a commercial bank. At December 31, 2001 and 2000, Community Bank had no funds advanced against these lines. In May 2001, Community Bank borrowed funds of $8,000,000 under the FHLB "fixed rate credit" plan. The advance was for six months bearing interest at 4.15% and matured in November 2001.



              [The remainder of this page intentionally left blank]

The following table sets forth, for the periods indicated, certain information about the Company's short-term borrowings:

                              SHORT-TERM BORROWINGS


                                                    At December 31,
                                              --------------------------
                                                               Weighted                                      Maximum
                                                               Average         Average      Average       Outstanding At
                                                Balance         Rate           Balance       Rate          Any Month End
                                              ----------    ------------     -----------   ----------     ---------------
                                                                       (Dollars in thousands)
 2001:
   FEDERAL FUNDS PURCHASED..................    $      -         0.00%        $    74         6.11%          $  3,000
   SHORT-TERM FHLB BORROWINGS...............           -         0.00%          3,967         4.30%             8,000
   SECURITIES SOLD UNDER AGREEMENT TO
     REPURCHASE.............................       2,538         2.13%          2,274         3.59%               391
   U.S. TREASURY TAX AND LOAN, NOTE
     OPTION.................................       1,822         1.51%          1,021         3.21%               814
                                                --------                      -------                        --------
       TOTAL................................    $  4,360         1.87%        $ 7,336         3.95%          $ 12,205
                                                ========                      =======                        ========
 2000:
   Federal funds purchased..................    $      -         0.00%        $   402         6.47%          $  3,000
   Short-term FHLB borrowings...............           -         0.00%            325         6.86%                 -
   Securities sold under agreement to
     repurchase.............................         862         6.17%            818         6.17%             1,072
   U.S. Treasury Tax and Loan, note
     option.................................       1,403         5.72%          1,044         6.14%             2,456
                                                --------                     --------                        --------
       Total................................    $  2,265         5.89%        $ 2,589         6.30%          $  6,528
                                                ========                      =======                        ========


In the fourth quarter of 1998, Community Bank became a member of the FHLB-Atlanta and was approved to borrow under various short-term and long-term programs offered by the FHLB-Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in Community Bank's loan and investment portfolios. Community Bank's maximum credit availability with FHLB-Atlanta is fixed at $72,210,000. At December 31, 2000, Community Bank's maximum credit availability with FHLB-Atlanta was 10% of Community Bank's total assets, based upon the most recent quarterly financial information submitted to the FDIC. Based on Community Bank's Consolidated Report of Condition and Income as of the close of business on September 30, 2000, Community Bank's maximum credit availability at December 31, 2000 was approximately $74,000,000.

Since June 1999, Community Bank has borrowed funds under the FHLB-Atlanta's "Convertible Advance Program." Community Bank had $38,000,000 outstanding at both December 31, 2001 and 2000 under the FHLB-Atlanta's "Convertible Advance Program". This obligation has a final maturity of March 1, 2010 (120 months), a call feature every quarterly payment date during the life of the obligation, and a fixed interest rate of 5.93% per annum. The first call date for this advance was March 1, 2001; the advance was not called on that date nor has been since.

Advances obtained by Community Bank under the "Convertible Advance Program" are subject to the terms of an agreement for Advances and Security Agreement with Blanket Floating Lien. Among other things, this agreement provides that upon an event of default, the FHLB may declare all or any part of the indebtedness and accrued interest thereon, including any prepayment fees, to be immediately due and payable. Included in the list of "events of default" is where the FHLB reasonably and in good faith determines that a material adverse change has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLB.

Long-term debt consisted of various commitments with scheduled maturities from one to 20 years. The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2001. A more detailed explanation of long-term debt is included in Note 8 to the Company's Consolidated Financial Statements included elsewhere in this Report.

                          MATURITIES OF LONG-TERM DEBT


                                                              2002        2003        2004       2005       2006
                                                           ---------   ---------   ---------  ---------   --------
                                                                                (in Thousands)

   Interest on indebtedness.............................   $    233     $ 194        $ 173      $ 150       $ 126
   Repayment of principal...............................      1,089       398          420        442         466
                                                           --------     -----        -----      -----       -----
                                                           $  1,322     $ 592        $ 593      $ 592       $ 592
                                                           ========     =====        =====      =====       =====

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the Capital Securities ($10,000,000) and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. Under the terms of the indenture, the Company may elect to defer payments of interest for up to ten semiannual payment periods. The Company elected to defer its March 2002 interest payment and may elect to do so again based on the liquidity needs of the Company when future payments become due. For the duration of such deferral period, the Company is restricted from paying dividends to shareholders or paying debt that is junior to the debenture. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales, maturities, calls and pay downs of investment securities. Real estate-construction and commercial, financial and agricultural loans that mature in one year or less totaled approximately $61,256,000, or 12.2% of loans, net of unearned income, at December 31, 2001, and investment securities maturing in one year or less totaled approximately $2,181,000, or 1.8% of the investment portfolio, at December 31, 2001. Other sources of liquidity include cash on deposit with other banks and short-term investments such as Federal Funds sold and maturing interest-bearing deposits with other banks.

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

As disclosed elsewhere in this report, Community Bank has entered into agreements to sell ten of its banking offices in the first half of 2002. Under each agreement the purchaser will receive the assets of each banking office mostly consisting of loans and fixed assets and will assume the liabilities, most of which are deposits. The cash transaction will be based upon the assets, liabilities and premium due to Community Bank at the time of each closing. Since these offices, as a whole, carry more deposits than loans and other assets, Bank management expects to disburse funds as a result of the transactions. Although the disbursement amount will not be known until the closing of each sale, management expects to disburse as much as $25 to $30 million as a result of the transactions. As of December 31, 2001, the federal funds sold balance was $30,000,000. Management expects the federal funds sold balance to remain at levels high enough to provide the funding of any cash disbursements upon the closing of any branch sales; however, these transactions will decrease the availability of liquid funds.

Dividends paid by Community Bank are the primary source of funds available to the Company for debt repayment, payment of dividends to its shareholders and other needs. Certain restrictions exist regarding the ability of Community Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Alabama Banking Department is required to pay dividends in excess of Community Bank's net earnings in the current year plus retained net earnings for the preceding two years less any required transfers to surplus. At December 31, 2001, Community Bank could not have declared any dividends without approval of regulatory authorities. See Note 16 to the Company's Consolidated Financial Statements elsewhere in this Report and "Item 1
- Business - Supervision and Regulation."

The Company relies on dividends from Community Bank in order to pay expenses, service debt and pay dividends to shareholders. Although dividends from Community Bank are the primary source of funding, the Company also receives cash from Community Bank in the form of management fee income and generally retains cash for its portion of tax benefit on intercompany income tax settlements. Without dividends or management fee income from Community Bank, the Company would not be able to pay expenses or service debt. Management fees for 2001 were $300,000 and no dividends were paid for 2001. Community Bank is unable to pay a dividend to the Company without prior approval of the regulatory authorities nor is the Company able to increase the management fee charged to Community Bank without the prior written approval of the Federal Reserve. See "Item 1 - Business - Supervision and Regulation." Upon the sale of the branch offices and recognition of projected income for Community Bank in 2002, Community Bank expects to request approval for dividends to be paid to the Company; however, the amount or approval of such is not yet determinable.

INTEREST RATE SENSITIVITY

Community Bank's net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. Community Bank manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee ("ALCO"). The ALCO meets periodically to monitor its interest rate risk exposure and implement strategies that might improve its balance sheet positioning and/or earnings. Management utilizes an Interest Rate Simulation model to estimate the sensitivity of the Bank's net interest income and net income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including balance sheet growth, deposit repricing characteristics and prepayment rates.

The estimated impact on Community Banks net interest income sensitivity over a one year time horizon at December 31, 2001 is shown below. Such analysis assumes an immediate and sustained parallel shift in interest rates and the Bank's estimates of how interest bearing transaction accounts will reprice.

                               RATE SHOCK ANALYSIS


                                                                        -100                          +100
                                                                        Basis                         Basis
                                                                       Points         Level          Points
                                                                    -----------    -----------    ----------
                                                                               (Dollars in thousands)

Prime Rate......................................................          3.75%          4.75%          5.75%

Interest Income.................................................    $   47,508      $  50,612      $  53,156
Interest Expense................................................        18,102         20,094         21,679
                                                                    ----------      ---------      ---------
   Net Interest Income..........................................    $   29,406      $  30,519      $  31,477
                                                                    ==========      =========      =========
Dollar change from Level........................................    $   (1,113)     $              $     958

Percentage change from Level....................................         -3.65%                         3.14%



              [The remainder of this page intentionally left blank]

                              INTEREST SENSITIVITY


                                                                             Percentage Increase (Decrease)
                                                                               in Interest Income/ Expense
                                                 Principal Amount of        Given Immediate and Sustained
                                                   Earning Assets,               Interest Rate Shifts
                                                  Interest-bearing       -----------------------------------
                                                   Liabilities at           Down 100             Up 100
                                                  December 31, 2001       Basis Points        Basis Points
                                                ----------------------   --------------      ---------------
                                                (Dollars in Thousands)

Assets which reprice in:
   One year or less...........................           $280,681                4.35%               -0.76%
   Over one year..............................            373,522              -14.12%                9.44%
                                                         --------

                                                         $654,203               -6.13%                5.03%
                                                         ========
Liabilities which reprice in:
   One year or less...........................           $474,514               -9.92%                7.87%
   Over one year..............................            123,409               -9.90%                7.96%
                                                         --------

                                                         $597,923                -9.91%                7.89%
                                                         ========

Total net interest income sensitivity.........                                  -3.65%                3.14%



As shown above, in a 100 basis point rising rate environment, the net interest margin should increase 3.14% and in a 100 basis point falling rate environment, the net interest margin should decrease 3.65%. These percent changes from a level rate scenario fall comfortably within Community Bank's ALCO policy limit of +/-7.00%.

CAPITAL RESOURCES

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and shareholder confidence and provides a solid foundation for future growth of the organization. In 1993, 1995 and 1998, the Company raised capital through the sale of shares of its Common Stock. All three offerings were closed upon being fully subscribed. In the fourth quarter of 1998, the Company sold to the public and the Company's Employee Stock Ownership Plan (the "ESOP"), 500,000 newly issued shares of Common Stock at a price of $19.00 per share, raising approximately $9,467,000 after reduction for offering expenses. The net proceeds from all offerings have been available for debt reduction, capital enhancement, growth and expansion of the Company and general corporate purposes.

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

The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines. See
"Borrowed Funds -- Maturities of Long-term Debt."

Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which includes common stock, retained earnings and guaranteed preferred beneficial interest in the Company's junior subordinate deferrable interest debentures, amounted to approximately $49,118,000 at December 31, 2001, compared to approximately $45,956,000 at December 31, 2000, and $39,976,000 at December 31, 1999. Tier II capital components include supplemental capital components, such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-based capital, which was approximately $56,833,000, $53,746,000 and $44,067,000 at year-end 2001, 2000, and 1999, respectively. The percentage ratios, as calculated under the guidelines, for Tier I and Total Risk-based capital were 10.02% and 11.59%, respectively, at December 31, 2001, compared to 9.01% and 10.54%, respectively, at year-end 2000 and 8.50% and 9.37%, respectively, at December 31,1999. At December 31, 2001, as both Tier I and Total Risk-based capital of the Company exceeded the regulatory minimum ratios of 4% and 8%, respectively. Applying the current guidelines to 2000 and 1999, the Company exceeded these minimum capital ratios for these periods as well.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The Tier I Leverage ratio is defined as the ratio that the Company's Tier I capital bears to total average assets minus goodwill. The Company's Tier I Leverage ratios were 6.70%, 6.44% and 6.39% at December 31, 2001, 2000 and 1999, respectively, exceeding the regulatory minimum requirement of 4%.

The following table illustrates the Company's regulatory capital ratios at December 31, 2001, 2000 and 1999:

                             CAPITAL ADEQUACY RATIOS


                                                                                    December 31,
                                                                  ------------------------------------------------
                                                                       2001            2000              1999
                                                                  -------------    -------------    --------------
                                                                               (Dollars in thousands)

Tier I Capital................................................    $      49,118    $      45,956    $      39,976
Tier II Capital...............................................            7,715            7,790            4,091
                                                                  -------------    -------------    -------------
   Total Qualifying Capital...................................    $      56,833    $      53,746    $      44,067
                                                                  =============    =============   ==============
Risk-weighted Total Assets (including
   off-balance-sheet exposures)...............................    $     490,224    $     510,161    $     470,305
                                                                  =============    =============    =============
Tier I Risk-based Capital Ratio...............................            10.02%            9.01%            8.50%
Total Risk-based Capital Ratio................................            11.59%           10.54%            9.37%
Leverage Ratio................................................             6.70%            6.44%            6.39%






              [The remainder of this page intentionally left blank]

In addition to regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. The following table summarizes the equity-to assets and dividend payout ratios for each of the last three years:

                        CAPITAL GROWTH (REDUCTION) RATIOS


                                                                              Year Ended December 31,
                                                                 -----------------------------------------------
                                                                      2001             2000              1999
                                                                 -------------     ------------       ----------

Dividend payout ratio.......................................                -%        (150.00)%          162.16%
Average equity to average assets ratio......................             5.92%            5.88%            6.99%




The Company's return on average assets ratio, which is computed by dividing net income (loss) by average assets, increased in 2001 to (0.15)% and decreased significantly in 2000 to (0.31)% from 0.26% in 1999. The increase in 2001 was due to the net loss of approximately $1,100,000 in 2001, compared to net loss of approximately $2,215,000 in 2000 and net income of approximately $1,658,100 in 1999, coupled with only a 2.05% increase in average assets during 2001 to approximately $725,461,000, compared to average assets of approximately $710,915,000 during 2000 and $632,713,000 during 1999.

The Company's return on average equity ratio, which is computed by dividing net income (loss) by average shareholders' equity, increased in 2001 to (2.56)%, from (5.30)% in 2000. The increase in 2001 was due to net loss of approximately $1,100,000 made by the Company in 2001, compared to the net loss of approximately $2,215,000 in 2000 and net income of approximately $1,658,000 in 1999, which was coupled with only a slight increase in average shareholders' equity to approximately $42,938,000 during 2001, compared to approximately $41,776,000 during 2000 and approximately $44,203,000 during 1999.

The Company's dividend payout ratio is determined by dividing the dividends per share by the basic net earnings or loss per share for the relevant period. The Company did not pay dividends in 2001. During 2000, the Company's dividend payout ratio was (150.00)% due to an increase in the amount of cash dividends paid per share coupled with a basic net loss per share reported for the period. This compares to a dividend payout ratio of 162.16% for 1999. During 2000, the amount of cash dividends paid per share increased $0.15, or 25%, to $0.75 from $0.60 in 1999. In addition, during 2000, the Company reported a basic net loss per share of $0.50 compared to basic net earnings per share of $0.37 for 1999.

The Company's average equity to average assets ratio, which is computed by dividing average shareholders' equity by average assets, was 5.92% in 2001, 5.88% in 2000, and 6.99% in 1999. The increase in 2001 was due to a 2.8% increase in average shareholders' equity during 2001 to approximately $42,938,000, compared to average shareholders' equity of approximately $41,776,000 during 2000 and $44,203,000 during 1999, and a 2.1% increase in average assets to approximately $725,461,000 during 2001, compared to approximately $710,915,000 during 2000 and approximately $632,713,000 during 1999.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is usually the principal source of a financial institution's earnings stream and represents the difference or spread between interest income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities impact net interest income. All discussions in this section assume a taxable equivalent basis unless otherwise noted.

Net interest income for 2001, on a fully taxable equivalent ("FTE") basis, decreased approximately $373,000, or 1.3%, to approximately $27,478,000 from approximately $27,851,000 in 2000, compared to an increase of approximately $575,000, or 2.1%, in 2000 from approximately $27,276,000 in 1999. The Company experienced growth in both average earning assets and average interest-bearing liabilities during 2001. However, the falling interest rate environment during 2001, coupled with interest-bearing liabilities repricing slower than interest-earning assets, resulted in the decrease in net interest income for 2001. The "Rate/Volume Variance Analysis" table in the section below provides information about changes in interest income, interest expense and net interest income due to changes in average balances and rates.

The Company's FTE interest income decreased approximately $2,641,000, or 4.3%, to $59,066,000 in 2001 from $61,707,000 in 2000, compared to an increase of approximately $8,909,000, or 16.9%, in 2000 from approximately $52,798,000 in 1999. The decrease in 2001 was due to a 70 basis points decrease in the FTE yield on average earning assets during 2001 despite an increase in the volume of average earning assets. The 2000 increase was due to the 12.2% increase in average earning assets in 2000 coupled with a 40 basis points increase in the FTE yield on average earning assets. The FTE interest income on loans decreased 6.1% during 2001, due to both a decrease of 1.0% in the average loan balances outstanding and a decrease in the FTE yield on loans of 53 basis points. During 2000, the FTE interest income on loans increased 17.1%, primarily due to the 12.7% increase in the average loan balances outstanding in 2000, coupled with an increase in the FTE yield on loans of 38 basis points. The FTE interest income on investment securities increased 5.0% during 2001, compared to 2000, and 13.6% during 2000, compared to 1999, due mostly to changes in the average investment security balances outstanding.

During 2001, the Company's interest expense decreased approximately $2,268,000, or 6.7%, to approximately $31,588,000 from approximately $33,856,00 in 2000, as average interest-bearing liabilities outstanding during 2001 increased 2.1% but the average rate paid on interest-bearing liabilities during 2001 decreased 50 basis points. In 2000, interest expenses increased approximately $8,334,000, or 32.7%, to approximately $33,856,000 from approximately $25,522,000 in 1999, due to the effect of a 16.0% increase in average interest-bearing liabilities in 2000, coupled with the effect of a 72 basis point increase in the average rate paid in 2000. Interest-bearing deposits are the major component of interest bearing liabilities, representing 89.0% in 2001, 90.1% in 2000 and 93.2% in 1999 of average total interest-bearing liabilities outstanding. While average interest-bearing deposits outstanding increased .9% and 12.1% during 2001 and 2000, respectively, the rate paid on these average balances reflected a decrease of 51 basis points during 2001 compared to an increase of 61 basis points during 2000. The decrease in interest expense on short-term borrowings during 2001 primarily resulted from a decline of 277 basis points in the average rate paid. The decrease in interest expense on long-term debt during 2001 occurred despite an increase in average balances outstanding during 2001 because of an 81 basis point decrease in the average rate paid during 2001. The increase in interest expense on FHLB borrowings during 2001 was due to a 10.4% increase in the average balance of borrowings outstanding during 2001 even though the average interest rate paid on these borrowings decreased 4 basis points during 2001. A new component of interest expense resulted in 2000 when Community Bank entered into capitalized lease arrangements on two of its bank locations. The average capitalized lease obligations outstanding during 2001 were approximately $5,415,000, which represented 9.0% of the Company's average total interest-bearing liabilities.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The Company's FTE net interest margin for

2001 was 4.23%, compared to 4.42% and 4.86% for 2000 and 1999, respectively.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The FTE net interest spread for 2001 decreased 20 basic points to 3.88% from the Company's 2000 spread of 4.08% as the cost of interest-bearing sources of funds decreased 50 basis points, but the FTE yield on earning assets decreased 70 basis points. The FTE net interest spread for 1999 was 4.40%. See the tables in this section below entitled "Consolidated Average Balances, Interest Income/Expenses and Yields/Rates" and "Rate/Volume Variance Analysis" for more information.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

                                                                            Years Ended December 31,
                                                              ------------------------------------------------------
                                                               2001        2000        1999       1998        1997
                                                              ------      ------      ------     ------      -------

Rate earned on earning assets............................      9.10%       9.80%       9.40%     9.26%        8.94%
Rate paid on borrowed funds..............................      5.22        5.72        5.00      5.23         5.14
Interest rate spread.....................................      3.88        4.08        4.40      4.03         3.80
Net interest margin......................................      4.23        4.42        4.86      4.52         4.32



During 2001, the banking industry saw the prime interest rate move from 9.50% to 5.00%. This decrease resulted as the prime interest rate fell by 100 basis points in February 2001, 50 basis points in each of April, May, June, October, November and December and 25 basis points in each of July and September. This is in contrast to the 100 basis point increase during 2000. The Company's net interest income (not on a FTE basis), before the provision for loan losses, decreased 1.2% during 2001, and increased 2.0% and 23.1% in 2000 and 1999, respectively. Net interest income, before provision for loan losses, was $26,898,000, $27,219,000, and $26,673,000 for the twelve months ended December
31, 2001, 2000 and 1999, respectively. This represented changes of ($321,000) from 2000 to 2001 and $546,000 from 1999 to 2000 as reported in the Company's Consolidated Statements of Income included elsewhere in this Report.

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

              [The remainder of this page intentionally left blank]

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES Taxable Equivalent Basis (Dollars in Thousands)


                                                                 Years Ended December 31,
                              -----------------------------------------------------------------------------------------------------
                                          2001                               2000                                 1999
                              -----------------------------     ------------------------------      -------------------------------
                               AVERAGE   INCOME/     YIELD/      Average     Income/   Yield/         Average     Income/    Yield/
                               BALANCE   EXPENSE      RATE       Balance     Expense    Rate          Balance     Expense     Rate
                              --------  ---------   --------    ---------   --------   -------      ----------   ---------  -------
                                                                     (Dollars in thousands)

Assets
  Earning assets:
  Loans, net of unearned
   income (1)(3)............  $516,954    $ 51,158    9.90%      $522,301    $54,492    10.43%       $463,298     $46,549    10.05%
  Investment securities:
    Taxable.................   100,599       6,209    6.17         87,745      5,644     6.43          79,733       4,782     6.00
    Tax exempt..............    13,468       1,052    7.81         15,366      1,271     8.27          15,412       1,305     8.47
                              --------    --------               --------    -------                 --------     -------
   Total investment
     securities.............   114,067       7,261    6.37        103,111      6,915     6.71          95,145       6,087     6.40
  Interest bearing deposits
   in other banks...........       344          44   12.79            915         66     7.21           1,343          74     5.51
  Federal funds sold........    17,816         603    3.38          3,635        234     6.44           1,740          88     5.06
                              --------    --------               --------    -------                 --------     -------
   Total earning assets(2)..   649,181      59,066    9.10        629,962     61,707     9.80         561,526      52,798     9.40

  Noninterest-earning
   assets:
  Cash and due from banks...    23,306                             26,260                              22,332
  Premises and equipment....    42,971                             38,232                              32,527
  Accrued interest and
   other assets.............    16,657                             19,781                              19,087
  Allowance for loan losses.    (6,654)                            (3,320)                             (2,759)
                              ---------                          --------                            --------
   Total assets.............  $725,461                           $710,915                            $632,713
                              ========                           ========                            ========
Liabilities and
Shareholders' Equity
 Interest-bearing
   liabilities:
   Demand deposits..........  $ 92,360       3,237    3.50       $102,254      5,036     4.92        $ 94,763       4,131     4.36
   Savings deposits.........    58,875       1,950    3.31         55,983      2,457     4.39          53,730       1,886     3.51
   Time deposits............   387,153      22,057    5.70        375,121     22,218     5.92         327,481      17,577     5.37
                              --------    --------               --------    -------                 --------     -------
                               538,388      27,244    5.06        533,358     29,711     5.57         475,974      23,594     4.96
   Other short-term

     borrowings.............     3,367         119    3.53          2,589        163     6.30           6,714         333     4.96
   FHLB borrowings..........    41,967       2,468    5.88         38,000      2,248     5.92          20,932       1,037     4.95
   Capitalized lease

     Obligations ...........     5,415         403    7.44          3,579        327     9.14               -           -     0.00
   Long-term debt...........    15,478       1,354    8.75         14,716      1,407     9.56           7,100         558     7.86
                              --------    --------               --------    -------                 --------     -------
   Total interest-bearing
     liabilities............   604,615      31,588    5.22        592,242     33,856     5.72         510,720      25,522     5.00
                                          --------                           -------                              -------
  Noninterest-bearing
  liabilities:
  Demand deposits...........    70,002                             68,785                              69,248
  Accrued interest and
   other liabilities........     7,906                              8,112                               8,542
  Shareholders' equity......    42,938                             41,776                              44,203
                              --------                           --------                            --------
   Total liabilities and
     shareholders' equity...  $725,461                           $710,915                            $632,713
                              ========                           ========                            ========
Net interest income/net
  interest spread...........                27,478    3.88%                   27,851     4.08%                     27,276     4.40%
                                          --------    ====                   -------     ====                     -------     ====
Net interest margin.........                          4.23%                              4.42%                                4.86%
                                                      ====                               ====                                 ====
Taxable equivalent adjustment:
  Loans.....................                   222                               201                                  159
  Investment securities.....                   358                               431                                  444
                                          --------                           -------                              -------
   Total taxable equivalent
     adjustment.............                   580                               632                                  603
                                          --------                           -------                              -------
Net interest income.........              $ 26,898                           $27,219                              $26,673
                                          ========                           =======                              =======



-----------------
(1) Average loans include nonaccrual loans. All loans and deposits are domestic.
(2) Tax equivalent adjustments have been based on an assumed tax rate of 34%, and do not give effect to the disallowance for federal income tax purpose of interest expense related to certain tax-exempt earning assets.
(3) Income on Loans, net of unearned income, includes loan fees of $2,980,000.

RATE/VOLUME VARIANCE ANALYSIS
TAXABLE EQUIVALENT BASIS


                                                 Average Volume             Change in Volume               Average Rate
                                       -------------------------------    ---------------------  -------------------------------
                                          2001      2000       1999        2001-2000  2000-1999    2001       2000        1999
                                       ---------  --------  ----------    ----------  ---------  --------   ---------   --------
                                                                         (Dollars in thousands)

EARNING ASSETS:
Loans, net of unearned income.......   $516,954   $522,301   $463,298      $ (5,347) $ 59,003       9.90%    10.43%     10.05%
Investment securities:
   Taxable..........................    100,599     87,745     79,733        12,854     8,012       6.17      6.43       6.00
   Tax exempt.......................     13,468     15,366     15,412        (1,898)      (46)      7.81      8.27       8.47
                                       --------   --------   --------      --------  --------
     Total investment securities....    114,067    103,111     95,145        10,956     7,966       6.37      6.71       6.40
Interest-bearing deposits with other
   banks............................        344        915      1,343          (571)     (428)     12.79      7.21       5.51
Federal funds sold..................     17,816      3,635      1,740        14,181     1,895       3.38      6.44       5.06
                                       --------   --------   --------      --------  --------
     Total earning assets...........   $649,181   $629,962   $561,526      $ 19,219  $ 68,436       9.10      9.80       9.40
                                       ========   ========   ========      ========  ========
INTEREST-BEARING LIABILITIES:
Deposits:
   Demand...........................   $ 92,360   $102,254   $ 94,763      $ (9,894) $  7,491       3.50      4.92       4.36
   Savings..........................     58,875     55,983     53,730         2,892     2,253       3.31      4.39       3.51
   Time.............................    387,153    375,121    327,481        12,032    47,640       5.70      5.92       5.37
                                       --------    -------   --------      --------  --------
     Total interest-bearing deposits    538,388    533,358    475,974         5,030    57,384       5.06      5.57       4.96
Other short-term borrowings.........      3,367      2,589      6,714           778    (4,125)      3.53      6.30       4.96
FHLB borrowings.....................     41,967     38,000     20,932         3,967    17,068       5.88      5.92       4.95
Capitalized lease obligations.......      5,415      3,579          -         1,836     3,579       7.44      9.14       0.00
Long-term borrowings................     15,478     14,716      7,100           762     7,616       8.75      9.56       7.86
                                       --------     ------   --------      --------  --------
     Total interest-bearing
      liabilities...................   $604,615   $592,242   $510,720      $ 12,373  $ 81,522       5.22      5.72       5.00
                                       ========   ========   ========      ========  ========   --------    ------     ------
Net interest income/net interest
   spread...........................                                                                3.88%     4.08%      4.40%
                                                                                                ========    ======     ======
Net yield on earning assets.........                                                                4.23%     4.42%      4.86%
                                                                                                ========    ======     ======





                                                                                                     Variance Attributed to(1)
                                                                                            ---------------------------------------
                                         Interest Income/Expense             Variance             2001                 2000
                                       ---------------------------   ---------------------  ------------------  -------------------
                                        2001      2000      1999     2001-2000  2000-1999    Volume     Rate     Volume      Rate
                                       -------  --------- --------   ---------  ----------  --------- --------  --------  ---------
                                                                        (Dollars in thousands)

EARNING ASSETS:
Loans, net of unearned income......... $51,158   $54,492  $46,549    $ (3,334)   $ 7,943      $(559)  $(2,775)   $6,125    $ 1,818
Investment securities:
 Tax able.............................   6,209     5,644    4,782         565        862        800      (235)      503        359
 Tax exempt...........................   1,052     1,271    1,305        (219)       (34)      (151)      (68)       (4)       (30)
                                       -------   -------  -------    --------    -------      -----   -------    ------    -------
   Total investment securities........   7,261     6,915    6,087         346        828        649      (303)      499        329
Interest-bearing deposits with other
   banks..............................      44        66       74         (22)        (8)       (55)       33       (27)        19
Federal funds sold....................     603       234       88         369        146        527      (158)      117         29
                                       -------    ------  -------    --------    -------      -----   -------    ------    -------

   Total earning assets............... $59,066   $61,707  $52,798    $ (2,641)   $ 8,909      $ 562   $(3,203)   $6,714    $ 2,195
                                       =======   =======  =======    ========    =======      =====   =======    ======    =======
INTEREST-BEARING LIABILITIES:
Deposits:
  Demand.............................. $ 3,237   $ 5,036  $ 4,131    $ (1,799)   $   905      $(452)  $(1,347)   $  345    $   560
  Savings.............................   1,950     2,457    1,886        (507)       571        122      (629)       82        489
  Time................................  22,057    22,218   17,577        (161)     4,641        690      (851)    2,724      1,917
                                       -------   -------  -------    --------    -------      -----   -------    ------    -------
   Total interest-bearing
    deposits..........................  27,244    29,711   23,594      (2,467)     6,117        360    (2,827)    3,151      2,966
Other short-term borrowings...........     119       163      333         (44)      (170)        40       (84)     (243)        73
FHLB borrowings.......................   2,468     2,248    1,037         220      1,211        235       (15)      976        235
Capitalized lease obligations.........     403       327        -          76        327         42        34       327          -
Long-term borrowings..................   1,354     1,407      558         (53)       849         70      (123)      707        142
                                       -------   -------  -------    --------    -------      -----   -------    ------    -------
   Total interest-bearing liabilities.  31,588    33,856   25,522      (2,268)     8,334        747    (3,015)    4,918      3,416
                                       -------   -------  -------    --------    -------      -----   -------    ------    -------
   Net interest income.................$27,478   $27,851  $27,276    $   (373)   $   575      $(185)  $  (188)   $1,796    $(1,221)
                                       =======   =======  =======    ========    =======      =====   =======    ======    =======



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

At December 31, 2001, the allowance for loan losses was $7,292,000 which represented an increase of $185,000, or 2.6%, over the December 31, 2000 amount of $7,107,000. There was a $4,504,000, or 173.0%, increase in the allowance for loan losses at December 31, 2000 as compared to December 31, 1999. This increase in the overall level of the allowance for loan losses was primarily due to additional provisions for loan losses of $3,478,000 and $501,000 made by the Company in September 2000 and December 2000, respectively. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 1.45% at December 31, 2001, compared to 1.35% at December 31, 2000. Management believes that the allowance for loan losses at December 31, 2001 is adequate to absorb known risks in the Company's loan portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio or additional provisions to the allowance for loan losses.

A provision for loan losses is charged against current earnings. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $6,314,000, $9,289,000 and $4,459,000 in 2001, 2000 and 1999, respectively. This represented a decrease of $2,975,000, or 32.0%, in 2001 and an increase of $4,830,000 or 108.3% in 2000.
The provision for loan loss in 2001 remained high compared to historical levels due to increased loan charge-offs during the year. The increase in 2000 resulted from management's decision to make provisions for current losses and actual growth in the loan portfolio and to increase the overall level of the allowance for loan losses due to aggressive lending in new expansion markets. The additional provision in December 2000 was made with respect to the estimated loss on certain loans made through Community Bank's Double Springs, Alabama location, which are discussed in the following paragraph.

In March 2001, management of Community Bank became aware that an employee in Community Bank's Double Springs, Alabama location had improperly originated approximately $1,200,000 in loans primarily during 2000 and the first quarter of 2001 in violation of Community Bank's lending policies, and had manipulated loan payments to make it falsely appear that payments under the loans were current. The bank employee has admitted wrongdoing in connection with the loans and his employment with Community Bank has been terminated. Management notified federal and state banking regulatory authorities, law enforcement authorities and the Company's fidelity bond carrier, and is cooperating with law enforcement authorities in their investigation of the matter. As a result of its investigation of these loans, the Company has charged off loans deemed to be a loss and has reserved for its future estimated losses with a provision increasing its allowance for loan losses as of December 31, 2001.

In September 1998, Community Bank determined that $9,360,000 in motor vehicle loans that were originated in Community Bank's Ft. Payne, Alabama Wal-Mart location primarily during a four-month period beginning in May 1998 were not in compliance with Community Bank's lending policy. By December 31, 1999, borrowers had defaulted on approximately $5,594,000 of these loans. Community Bank took into possession and resold 362 vehicles that served as collateral for these loans, which resulted in proceeds of approximately $2,963,000, which was applied to the outstanding balances of the defaulted loans. In the fourth quarter of 1999, management determined that these unpaid balances were impaired and, therefore, made a charge of approximately $2,631,000 to the Company's allowance for loan losses in December 1999. Concurrently, a provision for loan losses, in the same amount, was made in order to return the allowance for loan losses to its balance prior to the charge for the impaired loans. During 2000, Community Bank, including its subsidiary 1st Community Credit Corporation, charged an additional $567,000 to its allowance for loan losses with respect to these defaulted Ft. Payne loans. On June 20, 2000, Community Bank filed an action in the United States District Court for the Northern District of Alabama against an automobile dealership, several employees and former employees of the dealership and a former employee of Community Bank. The lawsuit seeks damages of an unspecified amount to recover losses incurred by Community Bank in connection with the Ft. Payne loans, along with all costs associated with the legal action. Any amounts received by Community Bank as a result of this litigation will be treated as a recovery on loan losses. See "Item 3 - Legal Proceedings - Auto Loan Litigation."

Loan charge-offs exceeded recoveries by $6,129,000 during 2001, which represented an increase of $1,344,000, or 28.1%, from $4,785,000 during 2000, which represented a decrease of $41,000, or 0.9%, from $4,826,000 during 1999. Net loan charge-offs increased in 2001 from 2000 in large part due to Double Springs charge-offs mentioned above as well as other loans classified as loss during 2001. Net loan charge-offs remained at the same level in 2000 as compared to 1999.



              [The remainder of this page intentionally left blank]

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2001.

                         SUMMARY OF LOAN LOSS EXPERIENCE



                                                               2001       2000        1999       1998       1997
                                                           ----------- ----------- ---------  ---------  -------
                                                                             (Dollars in Thousands)

Allowance for loan losses at beginning of period........   $     7,107 $     2,603 $   2,971  $   2,131  $    2,425
Loans charged off:
   Commercial, financial and agricultural...............         1,056         620       282        190          80
   Real estate - mortgage...............................           726         319        92         50         325
   Consumer.............................................         4,785       4,114     4,814      1,223         783
                                                           ----------- ----------- ---------  ---------  ----------
     Total loans charged off............................         6,567       5,053     5,188      1,463       1,188
                                                           ----------- ----------- ---------  ---------  ----------
Recoveries on loans previously charged off:
Commercial, financial and agricultural..................             7          10       220         11           5
   Real estate - mortgage...............................            40           2         4         -            9
   Consumer.............................................           391         256       138        126          97
                                                           ----------- ----------- ---------  ---------  ----------
     Total recoveries...................................           438         268       362        137         111
Net loans charged off...................................         6,129       4,785     4,826      1,326       1,077
Reserves acquired through acquisitions..................            -           -         -       1,281          10
Provision for loan losses...............................         6,314       9,289     4,458        885         773
                                                           ----------- ----------- ---------  ---------  ----------
Allowance for loan losses at end of period..............   $     7,292 $     7,107 $   2,603  $   2,971  $    2,131
                                                           =========== =========== =========  =========  ==========
Loans, net of unearned income, at end of period.........   $   501,520 $   528,316 $ 498,726  $ 433,853  $  326,134
                                                           =========== =========== =========  =========  ==========
Average loans, net of unearned income,
   outstanding for the period...........................   $   516,954 $   522,301 $ 463,298  $ 378,189  $  324,745
                                                           =========== =========== =========  =========  ==========





                                                              2001        2000       1999       1998       1997
                                                           ---------   ---------  ---------  ---------  ---------

Ratios:
   Allowance for loan losses to loans, net of
     unearned income, at end of period..................       1.45%     1.35%      0.52%      0.68%       0.65%
   Allowance for loan losses at end of period to
     average loans, net of unearned income..............       1.41%     1.36%      0.56%      0.79%       0.66%
   Net charge-offs to average loans, net of
     unearned income....................................       1.19%     0.92%      1.04%      0.35%       0.33%
   Net charge-offs to allowance for loan losses,
     at end of period ..................................      84.05%    67.33%    185.40%     44.63%      50.54%
   Recoveries to prior year charge-offs.................       8.67%     5.17%     24.74%     11.53%       9.02%




              [The remainder of this page intentionally left blank]

In assessing the adequacy of the allowance for loan losses, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, external loan review professionals and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Loans identified as having increased credit risk are classified in accordance with the Company's loan policy and appropriate reserves are established for each loan classification category based on pre-determined reserve percentages. Reserves are established for the remaining unclassified portion of the loan portfolio based on actual historical loss factors associated with certain loan types.

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

Management allocated the allowance for loan losses to specific loan classes, as of the dates indicated, as follows:

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES



                                                                           December 31,
                                   ------------------------------------------------------------------------------------------------
                                         2001                2000               1999                1998               1997
                                   -----------------  -----------------    ------------------  ---------------   ------------------
                                             Percent            Percent              Percent           Percent             Percent
                                               of                 of                   of                 of                 of
                                    Amount    Total   Amount     Total     Amount     Total    Amount   Total    Amount     Total
                                   -------- -------- --------  --------   --------  ---------  ------  -------  --------  ---------

Domestic loans
   Commercial, financial and
   agricultural.................    $  802      11%  $   711      10%     $  234         9%    $  526     18%    $  149         7%
Real estate - mortgage.............    583       8       497       7         182         7        357     12        618        29
Consumer..........................   5,907      81     5,899      83       2,187        84      2,088     70      1,364        64
                                    ------   -----   -------    ----      ------       ---     ------    ----    ------       ---
                                    $7,292   100.0%  $ 7,107     100%     $2,603       100%    $2,971    100%    $2,131       100%
                                    ======   =====   =======    ====      ======       ===     ======    ===     ======       ===






              [The remainder of this page intentionally left blank]

NONPERFORMING ASSETS

Nonperforming assets as of December 31, 2001 increased approximately $6,163,000, or 97.4%, to approximately $12,492,000 from approximately $6,329,000 at year-end 2000, which represented an increase of approximately $1,522,000 or 31.7%, from approximately $4,807,000 at December 31, 1999. Nonperforming loans include loans classified as nonaccrual or renegotiated and those past due 90 days or more for which interest was still being accrued. During 2001, nonaccruing loans increased 212.2% to $5,859,000 at December 31, 2001, while loans past due 90 days or more decreased 8.8% to $2,346,000 at December 31, 2001. The Company has recognized its asset quality problems and has in turn, increased its credit standards. The Company has also implemented steps needed to recognize problem credits more timely. Loan review processes were implemented during 2001 which have led to better identification and recognition of problem credits. During 2000, nonaccruing loans decreased 30.7% to $1,877,000 at December 31, 2000, while loans past due 90 days or more increased 93.0% to $2,571,000 at December 31, 2000. Other real estate was $4,287,000 and $1,881,000 at December 31, 2001 and 2000, respectively, which represented increases of 127.9% and 145.6%, respectively, from the prior year-end. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 2001. The following table summarizes the Company's nonperforming assets at December 31 during each of the last five years.

                              NONPERFORMING ASSETS


                                                                                 December 31,
                                                           ----------------------------------------------------------
                                                              2001        2000        1999       1998        1997
                                                           ----------- ----------- ---------  ---------  ------------
                                                                             (Dollars in Thousands)

Nonaccruing loans.......................................   $     5,859 $     1,877 $   2,709  $   1,600  $    1,093
Loans past due 90 days or more..........................         2,346       2,571     1,332      2,384         975
Restructured loans......................................             -           -         -          -           -
                                                           ----------- ----------- ---------  ---------  ----------
Total nonperforming loans...............................         8,205       4,448     4,041      3,984       2,068
Other real estate.......................................         4,287       1,881       766        699         656
                                                           ----------- ----------- ---------  ---------  ----------
Total nonperforming assets..............................   $    12,492 $     6,329 $   4,807  $   4,683  $    2,724
                                                           =========== =========== =========  =========  ==========
Ratios:
Allowance for loan losses to
   total nonperforming assets...........................      58.37%      112.29%     54.15%     63.44%     78.23%
Total nonperforming loans to total
   loans (net of unearned income).......................       1.64%        0.84%      0.81%      0.92%      0.63%
Total nonperforming assets
   to total assets......................................       1.71%        0.89%      0.71%      0.78%      0.55%



The ratio of allowance for loan losses to total nonperforming assets declined 48.0% during 2001, to 58.37% at December 31, 2001, compared to an increase of 107.4% during 2000, to 112.29% at December 31, 2000 and a decline of 14.6% during 1999 to 54.15% at December 31, 1999. The significant decline in this ratio for 2001 resulted from the substantial increase in the Company's nonperforming assets during 2001. The ratio of total nonperforming loans to total loans, net of unearned income, increased 95.2% during 2001, to 1.64% at December 31, 2001, compared to 0.84% and 0.81% at year-end 2000 and 1999, respectively. The ratio of total nonperforming assets to total assets increased 92.1% during 2001 to 1.71% at year-end 2001, compared to 0.89% at year-end 2000 and 0.71% at year-end 1999. The ratios have worsened in 2001 as nonperforming loans have increased.

There were no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed as a category of loans at December 31, 2001, 2000 and 1999.

It is the general policy of Community Bank to stop accruing interest income and place the recognition of interest on a cash basis when any commercial, industrial or real estate loan is past due as to principal or interest and the ultimate collection of either is in doubt. Normally, accrual of interest income on consumer installment loans is suspended when any payment of principal or interest, or both, is more than 90 days delinquent. When a loan is placed on nonaccrual status, any uncollected interest accrued in a prior year is charged against the allowance for loan losses and any uncollected interest accrued in the current year is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.

NONINTEREST INCOME

Noninterest income for 2001 decreased approximately $368,000, or 3.7%, to approximately $9,538,000 from approximately $9,906,000 in 2000, which represented an increase of approximately $751,000, or 8.2%, from approximately $9,155,000 in 1999. Noninterest income is derived primarily from service charges on deposit accounts, insurance commissions, bank club dues (a deposit account packaged with other financial services) and debt cancellation fees. The 2001 decrease in service charges on deposit accounts for 2001 is primarily due to a reduction in insufficient funds charges and deposit account attrition. Insurance commissions decreased 20.3% to approximately $1,918,000 in 2001 after increasing during 2000. The level of insurance commissions during the past three years is primarily a result of the activities of Community Insurance Corp., a subsidiary of Community Bank, in the areas of property, casualty and life insurance. Bank club dues decreased 6.0% during 2001, to approximately $661,000, compared to a decline of 0.4% during 2000. Debt cancellation fees decreased 33.7% to approximately $503,000, during 2001 compared to a 22.0% increase in 2000. The decline in 2001 was primarily due to decreased volume in debt cancellation coverage associated with a decline in Community Bank's loan portfolio. Other operating income decreased 41.3%, to approximately $1,109,000 during 2001 compared to increases of 6.3% and 79.1% in 2000 and 1999, respectively. Components of other operating income reflecting decreases during 2001 were fee income associated with wire transfers, safe deposit box rentals, and other miscellaneous service fees. The Company also recognized gains on the sale of investment securities during 2001, 2000 and 1999 as shown below.

                               NONINTEREST INCOME

                                                        Years Ended December 31,                   Percent Change
                                                   ----------------------------------       --------------------------
                                                     2001          2000        1999          2001/2000      2000/1999
                                                   ---------    ---------    --------       ------------   -----------
                                                                        (Dollars in Thousands)

Service charges on deposits...................      $ 4,063      $ 4,144     $ 3,627              (2.0)%        14.3%
Insurance commissions.........................        1,918        2,406       2,243             (20.3)          7.3
Investment securities gains (losses)..........        1,284            4         179          32,000.0         (97.8)
Bank club dues................................          661          703         706              (6.0)         (0.4)
Debt cancellation fees........................          503          759         622             (33.7)         22.0
Other.........................................        1,109        1,890       1,778             (41.3)          6.3
                                                    -------      -------     -------
                                                    $ 9,538      $ 9,906     $ 9,155              (3.7)          8.2
                                                    =======      =======     =======

NONINTEREST EXPENSES

Noninterest expenses totaled approximately $31,972,000 in 2001, $31,755,000 in 2000 and $29,208,000 in 1999. These levels represent changes of 0.7% and 8.7% for 2001 and 2000, respectively. The primary component of noninterest expenses is salaries and employee benefits, which decreased $3,148,000, or 16.3%, during 2001 to $16,146,000, compared to $19,294,000 and $17,010,000 for 2000 and 1999, respectively. The decrease in salaries and employee benefits during 2001 resulted primarily from officer's salary reductions and overall corporate downsizing. Director and committee fees were $479,000 in 2001, $675,000 in 2000 and $601,000 in 1999. The decrease in 2001 resulted primarily from not paying a retainer fee to non-employee directors as was done in 2000. This represents a 29.0% decrease in 2001 compared to an increase of 12.3% in 2000. Since 1999, employee directors have not received board or committee fees. Occupancy expense increased 5.3% in 2001 to $2,866,000, compared to $2,722,000 in 2000 and
$2,655,000 in 1999, while furniture and equipment expenses decreased 0.8% in 2001 to approximately $1,893,000, as compared to $1,908,000 in 2000 and $1,767,000 in 1999. Other operating expenses increased 47.9% in 2001 to approximately $10,588,000, compared to $7,156,000 in 2000 which represented a 0.3% decrease from $7,175,000 in 1999. Professional and legal fees incurred as a result of continued litigation against the Company continues to keep other operating expense high.

The substantial decrease in certain types of noninterest expenses were offset by a write-down of approximately $2,653,000 of unamortized goodwill related to 1st Community Credit Corporation and Community Insurance Corp., both subsidiaries of Community Bank. Management deemed the write-down necessary based on its assessment of each Company's historical operating income. Management believes that the decision to recognize this expense was prudent under current conditions. Moreover, the large size of the write-down is based on conservative estimates of each subsidiaries future cash flows and may obviate the need for further adjustments, thus leaving the subsidiaries better positioned for future performance.

In the first quarter of 2000, management took steps to reduce the rate of growth of the Company's non-interest expenses. These steps included close scrutiny of monies spent for travel and entertainment, social dues, advertising and promotions, education and training and donations. As a result of these actions, the Company reduced expenses in these areas by approximately $437,000, or 50.0%, during 2000, as compared to 1999, including a $211,000, or 65.9%, decrease in advertising expense, and a $202,000, or 79.2%, decrease in training and education expense. These reductions, however, were offset by increased costs in postage, telephone, audit and exam fees, and professional fees. Additional cost reduction measures were identified in October 2000 and initiated in the fourth quarter of 2000 and the first quarter of 2001. These actions included salary reductions at the executive officer level of Community Bank and the Company, staff reduction through attrition and down-sizing and a reduction in the number of automobiles owned or leased by the Company and its subsidiaries.



              [The remainder of this page intentionally left blank]

                              NONINTEREST EXPENSES



                                                        Years Ended December 31,                   Percent Change
                                                   ----------------------------------       --------------------------
                                                     2001          2000        1999          2001/2000      2000/1999
                                                   ---------    ---------    --------       ------------   -----------
                                                         (Dollars in Thousands)

Salaries and employee benefits................     $16,146       $19,294     $17,010            (16.3)%        13.4%
Occupancy expense.............................       2,866         2,722       2,655              5.3           2.5
Furniture and equipment expense...............       1,893         1,908       1,767             (0.8)          8.0
Director and committee fees...................         479           675         601            (29.0)         12.3
Amortization of intangibles...................         562           554         493              1.4          12.4
Loss on write-down of goodwill...............        2,653             -           -            100.0             -
Advertising...................................          52           109         320            (52.3)        (65.9)
Insurance.....................................         319           298         171              7.0          74.3
Legal Fees....................................       1,873           785         894            138.6         (12.2)
Professional fees.............................       1,202           220         166            446.4          32.5
Supplies......................................         652           515         623             26.6         (17.3)
Postage.......................................         390           443         380            (12.0)         16.6
Telephone.....................................         769           920         769            (16.4)         19.6
Training and Education........................          44            53         255            (17.0)        (79.2)
Other.........................................       2,072         3,259       3,104            (36.4)          5.0
                                                   -------       -------     -------
                                                   $31,972       $31,755     $29,208             (7.7)%         8.7%
                                                   =======       =======     =======


INCOME TAXES

The Company experienced a tax benefit of $749,000, or a 40.5% effective tax rate, on a pre-tax loss of $1,849,000 for 2001, compared to an income tax benefit of $1,704,000, or 43.5% effective tax benefit rate, on pre-tax loss of $3,919,000 for 2000 and an income tax expense of $502,000, or 23.3% effective tax rate on pre-tax income of $2,161,000 for 1999. The tax amounts and rates are different than the statutory Federal tax rate of 34% primarily due to investments in loans and securities earning interest income that is exempt from Federal taxation. As proportionately fewer available funds are invested in tax-exempt assets, the effective tax rate will more closely approximate the statutory Federal tax rate. The Company attempts to maximize any tax benefits and minimize any tax liabilities through active tax planning. A more detailed explanation of income tax expense is included in Note 10 to the Company's Consolidated Financial Statements included elsewhere in this Report.

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

COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES



Financial Statements                                                                                        Page(s)
                                                                                                            -------
Independent Auditors' Report................................................................................     48

Consolidated Statements of Financial Condition as of December 31, 2001 and 2000.............................     49

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999......................     50

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999........     51

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999..................  52-53

Notes to Consolidated Financial Statements - December 31, 2001, 2000 and 1999..............................   54-97




                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Community Bancshares, Inc.

We have audited the consolidated statements of financial condition of Community Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Birmingham, Alabama

April 5, 2002

                                /S/  DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000


                                                                                        2001              2000
                                                                                  ---------------   ---------------

ASSETS
   Cash........................................................................  $      8,312,263    $    7,627,215
   Due from banks...............................................................       14,724,745        18,379,396
   Interest-bearing deposits with banks.........................................          200,000           700,000
   Federal funds sold...........................................................       30,000,000         3,000,000
   Securities available for sale................................................      121,679,303       101,569,818
   Loans........................................................................      501,583,650       528,467,345
   Less: Unearned income........................................................           63,991           151,184
        Allowance for loan losses...............................................        7,292,370         7,107,430
                                                                                  ---------------    --------------
         NET LOANS..............................................................      494,227,289       521,208,731
   Premises and equipment, net..................................................       39,626,868        39,325,645
   Accrued interest.............................................................        7,061,043         8,432,321
   Intangibles, net.............................................................        2,629,682         5,757,055
   Other real estate............................................................        4,287,273         1,880,548
   Other assets.................................................................        6,733,102         5,637,313
                                                                                  ---------------    --------------
         TOTAL ASSETS...........................................................  $   729,481,568    $  713,518,042
                                                                                  ===============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
     Noninterest-bearing........................................................  $    67,695,615    $   67,285,705
     Interest-bearing...........................................................      550,010,415       533,615,062
                                                                                  ---------------    --------------
         Total Deposits.........................................................      617,706,030       600,900,767
   Other short-term borrowings..................................................        4,359,927         2,265,231
   Accrued interest.............................................................        4,400,000         5,375,725
   FHLB borrowing...............................................................       38,000,000        38,000,000
   Capitalized lease obligations................................................        5,766,076         5,850,225
   Long-term debt...............................................................        4,666,599         5,675,204
   Guaranteed preferred beneficial interest in the Company's junior
     subordinated deferrable interest debentures................................       10,000,000        10,000,000
   Other liabilities............................................................        3,917,567         4,261,120
                                                                                  ---------------    --------------
         TOTAL LIABILITIES......................................................      688,816,199       672,328,272

SHAREHOLDERS' EQUITY
   Preferred stock, par value $.01 per share, 200,000 shares
     authorized, no shares issued...............................................               -                 -
   Common stock, par value $.10 per share, 20,000,000
     shares authorized, 4,808,331and 4,674,995 shares
     issued, as of December 31, 2001 and 2000, respectively.....................          480,833           467,499
   Capital surplus..............................................................       30,753,008        29,804,921
   Retained earnings............................................................       12,390,300        13,490,799
   Treasury Stock, 20,803 shares................................................         (396,768)         (396,768)
   Unearned ESOP shares - 174,267 and 199,877 shares
     as of December 31, 2001 and 2000, respectively.............................       (2,317,902)       (2,574,002)
   Accumulated other comprehensive (loss) income................................         (244,102)          397,321
                                                                                  ----------------   --------------
       TOTAL SHAREHOLDERS' EQUITY...............................................       40,665,369        41,189,770
                                                                                  ---------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................  $   729,481,568    $  713,518,042
                                                                                  ===============    ==============




                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                       2001             2000              1999
                                                                  --------------    -------------    --------------

INTEREST INCOME
   Interest and fees on loans.................................... $   50,937,197    $  54,291,413    $   46,390,060
   Interest on investment securities:
   Taxable securities............................................      6,209,240        5,644,293         4,781,553
   Securities exempt from federal income taxes...................        693,065          839,587           860,689
   Interest on federal funds sold................................        603,072          234,432            87,702
   Interest on deposits in other banks...........................         43,851           65,576            74,250
                                                                  --------------    -------------    --------------
     Total Interest Income.......................................     58,486,425       61,075,301        52,194,254
                                                                  --------------    -------------    --------------
INTEREST EXPENSE
   Interest on deposits..........................................     27,244,411       29,711,253        23,593,922
   Interest on other short-term borrowings.......................        118,857          162,801           332,551
   Interest on capitalized lease obligations.....................        402,452          326,812                 -
   FHLB borrowings...............................................      2,467,829        2,248,055         1,036,704
   Interest on long-term debt....................................        233,315          567,579           558,484
   Interest on guaranteed preferred beneficial interest in the
     Company's junior subordinated deferrable interest debentures      1,121,213          839,791                 -
                                                                  --------------    -------------    --------------
       TOTAL INTEREST EXPENSE....................................     31,588,077       33,856,291        25,521,661
                                                                  --------------    -------------    --------------
NET INTEREST INCOME..............................................     26,898,348       27,219,010        26,672,593
   Provision for loan losses.....................................      6,313,940        9,289,362         4,458,636
                                                                  --------------    -------------    --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..............     20,584,408       17,929,648        22,213,957
NONINTEREST INCOME
   Service charges on deposits...................................      4,062,631        4,143,775         3,626,448
   Insurance commissions.........................................      1,918,733        2,406,183         2,243,358
   Bank club dues................................................        660,734          702,534           706,080
   Debt cancellation fees........................................        503,329          758,825           622,048
   Other operating income........................................      1,108,582        1,890,220         1,777,641
   Investment securities gains...................................      1,283,945            4,587           179,303
                                                                  --------------    -------------    --------------
       TOTAL NONINTEREST INCOME..................................      9,537,954        9,906,124         9,154,878
                                                                  --------------    -------------    --------------

NONINTEREST EXPENSES
   Salaries and employee benefits................................     16,146,189       19,293,662        17,010,366
   Occupancy expense.............................................      2,865,964        2,722,441         2,654,567
   Furniture and equipment expense...............................      1,892,667        1,908,086         1,767,388
   Director and committee fees...................................        479,366          674,739           601,312
   Other operating expenses......................................     10,587,527        7,156,251         7,174,614
                                                                  --------------    -------------    --------------
       TOTAL NONINTEREST EXPENSES................................     31,971,713       31,755,179        29,208,247
                                                                  --------------    -------------    --------------
Income (loss) before income taxes................................    (1,849,351)      (3,919,407)         2,160,588
Income tax expense (benefit) ....................................      (748,852)      (1,704,476)           502,478
                                                                  --------------    ------------     --------------
       NET INCOME (LOSS)......................................... $  (1,100,499)    $ (2,214,931)    $    1,658,110
                                                                  ==============    ============     ==============
Earnings (Loss) Per Common Share - basic......................... $       (0.24)    $      (0.50)    $         0.37
Earnings (Loss) Per Common Share - diluted....................... $       (0.24)    $      (0.47)    $         0.36





                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                      Accumulated
                                                                        Unearned        Other
                                  Common      Capital     Retained        ESOP       Comprehensive     Treasury
                                  Stock       Surplus     Earnings       Shares         Income          Stock           Total
                               ----------- ------------  -----------  -------------  -------------  --------------  --------------

Balance at
 December 31, 1998............  $ 464,792   $29,100,383  $20,169,519  $(2,944,232)   $    442,939    $        -      $ 47,233,401
Net Income - 1999.............          -             -    1,658,110            -               -             -         1,658,110
Other comprehensive
 income,net of tax and
 reclassification adjustments:
  Net Change in Unrealized
   Gains (Losses)
   on Securities..............         -              -           -             -      (2,096,060)            -        (2,096,060)
                                                                                                                     ------------
Comprehensive Income..........         -              -           -             -               -             -          (437,950)
                                                                                                                     ------------
Cash dividends: Common........         -              -   (2,788,754)           -               -             -        (2,788,754)
Stock Options Exercised.......       867        124,138            -            -               -             -           125,005
Tax Benefit on Stock options..         -         18,348            -            -               -             -            18,348
Stock Issued in lieu of cash
  paid for directors' fees
  at $19......................       892        168,644            -            -               -             -           169,536
Release of ESOP shares........         -              -            -      155,790               -             -           155,790
                                --------    -----------  -----------  -----------    ------------   -----------      ------------
Balance at
 December 31, 1999............   466,551     29,411,513   19,038,875   (2,788,442)     (1,653,121)            -        44,475,376
Net Loss - 2000...............         -              -   (2,214,931)           -               -             -        (2,214,931)
Other comprehensive
 income,net of tax and
 reclassification adjustments:
  Net Change in Unrealized
   Gains (Losses)
   on Securities..............         -              -            -            -       2,050,442             -         2,050,442
                                                                                                                     ------------
Comprehensive Loss............         -              -            -            -               -             -          (164,489)
                                                                                                                     ------------
Cash dividends: Common........         -              -   (3,333,145)           -               -             -        (3,333,145)
Stock Issued in lieu of cash
  paid for directors' fees
  at $23.50...................       948        221,856            -            -               -             -           222,804
Release of ESOP shares........         -        171,552            -      214,440               -             -           385,992
Purchase of Treasury Stock....         -              -            -            -               -      (396,768)         (396,768)
                                --------    -----------  -----------  -----------    ------------   -----------      ------------
Balance at
 December 31, 2000............   467,499     29,804,921   13,490,799   (2,574,002)        397,321      (396,768)       41,189,770
NET INCOME - 2001.............         -              -   (1,100,499)           -               -             -        (1,100,499)
OTHER COMPREHENSIVE
 INCOME,NET OF TAX AND
 RECLASSIFICATION
 ADJUSTMENTS:
  NET CHANGE IN
   UNREALIZED GAINS
   (LOSSES) ON
   SECURITIES.................         -              -            -            -        (641,423)            -          (641,423)
                                                                                                                     ------------
COMPREHENSIVE INCOME..........         -              -            -            -               -             -        (1,741,922)
                                                                                                                     ------------
STOCK OPTIONS EXERCISED.......    32,956      3,708,944            -            -               -             -         3,741,900
STOCK USED BY OPTIONEES TO
 PURCHASE OPTIONS WHEN FAIR
 VALUE WAS $18 PER SHARE......   (20,788)    (3,721,112)           -            -               -             -        (3,741,900)
TAX BENEFIT ON STOCK OPTIONS..         -        751,556            -            -               -             -           751,556
STOCK ISSUED IN LIEU OF CASH
 PAID FOR DIRECTORS' FEES
 AT $18.....................,.     1,166        208,699            -            -               -             -           209,865
RELEASE OF ESOP SHARES........         -              -            -      256,100               -             -           256,100
                                --------    -----------  -----------  -----------    ------------   -----------      ------------
BALANCE AT
 DECEMBER 31, 2001............ $ 480,833    $30,753,008  $12,390,300  $(2,317,902)   $   (244,102)  $  (396,768)     $ 40,665,369
                               =========    ===========  ===========  ===========    ============   ===========      ============


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                       2001               2000               1999
                                                                 -----------------   --------------    --------------

OPERATING ACTIVITIES:
   Net income (loss)...........................................  $    (1,100,499)  $   (2,214,931)  $     1,658,110
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
   Provision for loan losses...................................        6,313,940        9,289,362         4,458,636
   Provision for depreciation and amortization.................        2,611,405        3,467,187         2,296,843
   Amortization of investment security premiums and accretion
     of discounts..............................................          159,957          149,261           162,032
   Deferred tax (benefit) expense..............................         (914,941)      (2,198,860)          225,413
   Loss on write-down of goodwill..............................        2,652,620                -                 -
   Realized investment security gains..........................       (1,283,945)          (4,587)          (179,303)
   Loss on sale of premises and equipment......................           66,482          144,398             4,396
   Increase in accrued interest receivable.....................        1,371,278       (1,895,207)         (545,526)
   Increase in accrued interest payable........................         (975,725)       1,632,119           162,672
   Other.......................................................          864,637       (2,157,701)        1,460,171
                                                                 ---------------   --------------   ---------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.................        9,765,209        6,211,041         9,703,444
                                                                 ---------------   --------------   ---------------
INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale........       86,418,413       16,229,953        11,627,522
   Proceeds from maturity of securities available for sale.....        2,500,000       25,210,217        10,778,482
   Purchase of securities available for sale...................     (108,972,949)     (42,889,985)     (25,337,831)
   Net decrease in interest-bearing deposits with other banks..          500,000               -            250,000
   Cash used in acquisition of insurance operations............               -                -           (750,000)
   Loans purchased.............................................               -                -         (2,312,592)
   Net decrease (increase) in loans to customers...............       16,968,554      (34,374,869)      (67,674,628)
   Proceeds from sale of premises and equipment................          108,075          162,914            72,680
   Capital expenditures........................................       (2,612,433)      (5,986,652)       (7,254,322)
   Net proceeds from sale of other real estate.................        1,292,223          853,961           415,941
                                                                 ---------------   --------------   ---------------
     NET CASH USED IN INVESTING ACTIVITIES.....................       (3,798,117)     (40,794,461)      (80,184,748)
                                                                 ---------------   --------------   ---------------
FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits, NOW accounts,
     savings and time open deposit accounts....................       21,905,506       (9,214,288)       16,952,243
   Net (decrease) increase in certificates of deposit..........       (5,100,244)      36,854,261        17,723,030
   Net increase (decrease) in short-term borrowings............        2,094,696         (228,611)          302,001
   (Decrease) increase in borrowings from FHLB.................               -        (2,000,000)       40,000,000
   Net (decrease) increase in capitalized lease obligations....          (84,149)       5,850,225                -
   Repayment of long-term debt.................................         (752,504)        (961,958)         (775,764)
   Issuance of guaranteed preferred beneficial interest in
     Company's junior subordinated deferrable interest
     debentures................................................               -        10,000,000                -
   Issuance of common stock....................................               -           222,804           312,889
   Purchase of treasury stock..................................               -          (396,768)               -
   Cash dividends..............................................               -        (3,333,145)       (2,788,754)
                                                                 ---------------   --------------   ---------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES.................       18,063,305       36,792,520        71,725,645
                                                                 ---------------   --------------   ---------------
Net Increase In Cash and Cash Equivalents......................       24,030,397        2,209,100         1,244,341
Cash and Cash Equivalents At Beginning of Year.................       29,006,611       26,797,511        25,553,170
                                                                 ---------------   --------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......................  $    53,037,008   $   29,006,611   $    26,797,511
                                                                 ===============   ==============   ===============




                                                                     2001             2000             1999
                                                                 -------------   --------------   --------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest....................................................  $  32,563,802   $   35,488,410   $   25,684,333
   Income taxes................................................     (1,082,900)         859,978        1,121,889



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

Other real estate of $4,411,029, $1,824,857 and $840,902 was acquired in 2001,
2000 and 1999, respectively, through foreclosure. Other assets acquired by foreclosure amounted to $3,777,599 in 2001, $2,975,936 in 2000 and $3,969,795 in
1999.



              [The remainder of this page intentionally left blank]




                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Community Bancshares, Inc. (the "Company") is a Delaware corporation and a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Act of 1956, as amended (the "Bank Holding Company Act"). The Company was organized in 1983 and commenced business in 1985. The Company has one bank subsidiary, Community Bank, an Alabama banking corporation which conducts a general commercial banking business in north and west-central Alabama and south-central Tennessee.

Principles of Consolidation: The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly owned subsidiaries (the "Company"), Community Bank, Community Appraisals, Inc., Community Insurance Corp. and 1st Community Credit Corporation (collectively, the "Bank."). All significant intercompany balances and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

The Company and its subsidiaries have no trading securities. At December 31, 2001 and 2000, all of the Company's investments in securities were classified as securities available for sale.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Loans and Interest Income: Loans are reported at principal amounts outstanding less unearned income, net deferred fees, and the allowance for loan losses.

Interest income on consumer loans, made on a discount basis, is recognized in a manner which approximates the level yield method. Interest income on substantially all other loans is recognized on a level yield basis.

Loan fees, net of certain direct origination costs, are deferred and amortized over the terms of the loans using a method which approximates a level yield. Annual fees charged on equity lines are recognized as income when charged to the account holder.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exist as to the full collection of interest or principal, or when they become contractually in default for 90 days or more as to either interest or principal, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, current year accrued and uncollected interest is charged to interest income on loans and previous year accrued interest is charged to the allowance for loan loss reserve, unless management believes accrued interest is recoverable through the liquidation of collateral. Interest payments received on nonaccrual loans are applied as a reduction of principal. Loans are returned to accruing status when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual classification.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb potential loan losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic economic conditions, collateral values of properties securing loans, volume, growth and composition of the loan portfolio, and other relevant factors. Unfavorable changes in any of these, or other factors, or the availability of new information, could require that the allowance for loan losses be increased in future periods. The method used to determine the amount of loss inherent in the loan portfolio and thereby assess the adequacy of the recorded balance of the allowance for loan losses involves identifying portfolio loans with similar characteristics for which estimates of inherent future probable losses can be made. The estimates are based on historical loss factors as adjusted for current business and economic conditions. The loss factors are applied to the representative portfolios in order to determine the overall adequacy of the allowance for loan losses. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

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

                        DECEMBER 31, 2001, 2000 AND 1999

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


                                                                       2001             2000              1999
                                                                  --------------    -------------     -------------

Weighted average of common shares outstanding....................      4,572,301        4,460,295         4,429,303
Effect of dilutive options.......................................             -           211,135           165,769
                                                                  --------------   --------------    --------------

Weighted average of common shares outstanding effected
   for dilution..................................................      4,572,301        4,671,430         4,595,072
                                                                  ==============    =============    ==============


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

                        DECEMBER 31, 2001, 2000 AND 1999

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

Intangibles: Excess of purchase price over net assets of businesses acquired is recognized as goodwill and other intangibles and amortized on a straight-line basis over periods of 15 to 25 years. The Company assesses the value of its intangible assets to determine that recorded amounts are reasonable and not impaired. An impairment loss is recognized against operating income when events or circumstances indicate carrying amounts may not be recoverable.

At December 31, 2001 and 2000, intangibles, net of amortization, totaled $2,629,682 and $5,757,055, respectively. Amortization expense for the years ending December 31, 2001, 2000, and 1999, totaled $471,390, $1,429,879 and
$495,513, respectively. See Recently Issued Accounting Standards included in this Note 1 regarding SFAS 142, Goodwill and Other Intangible Assets for future accounting and reporting requirements.

Off Balance Sheet Financial Instruments: In the ordinary course of business the Company has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Debt Cancellation Contracts: The Company began issuing debt cancellation contracts on certain loans to customers as of October 1, 1995. The contract represents an agreement by the Company to cancel the debt of the borrower upon said borrower's death. Contracts may not be written on loans in excess of $25,000 per borrower. The Company charges fees equivalent to that authorized by the state banking authorities and establishes a reserve account, from fees collected, to cover potential claims. The reserve for debt cancellation contracts totaled $142,825 and $168,001 at December 31, 2001 and 2000, respectively.

Cash Flow Information: For purposes of the statements of cash flows, the Company considers cash, due from banks and federal funds sold as cash and cash equivalents.

Stock Based Compensation: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 became effective for years beginning after December 15, 1995, and allows for the option of continuing to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the related Interpretations or selecting the fair value method of expense recognition as described in SFAS No. 123. The Company has elected to follow APB No. 25 in accounting for its employee stock options and no compensation cost has been recognized by the Company.

Reclassification: Certain amounts in 2000 and 1999 have been reclassified to conform with the 2001 presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Comprehensive Income: Comprehensive income is defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances arising from nonowner sources. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in the Consolidated Statements of Shareholders' Equity. (See Note 18).

Segment Information: All of the Company's subsidiaries offer similar products and services, are located in the same geographic region, and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide details related to segment reporting.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative is to be determined based upon the intended use of the derivative. For certain hedge designations (cash flow and foreign currency exposure) the derivative's gain or loss is reported as a component of other comprehensive income. Other designations require the gain or loss to be recognized in earnings in the period of change. This statement, amended as to effective date by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board also issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133. The adoption of SFAS No. 133, as amended by SFAS No. 138 did not have a material impact on the Company's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. While SFAS No. 140 carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for collateral transactions and for securitization transactions accounted for as sales. The new collateral standards and disclosure requirements are effective for fiscal years ending after December 15, 2000, while the new standards for the derecognition of financial assets are effective for transfers made after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement address financial accounting and reporting for business combinations and supersedes ABP Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 provides new standards for accounting relating to intangible assets after initial recognition in the financial statements. This statement proscribes the accounting practice of amortizing or expensing intangibles ratably over a prescribed period of time and imposes new guidance requiring that goodwill and certain other intangibles be tested for impairment at least annually by comparing fair values of those assets with their recorded amounts. Additional disclosure requirements also are provided. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001. Management has not yet determined the amount of goodwill impairment to be recognized upon adoption of SFAS 142.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The major changes resulting from this statement relate to the establishment of a single method for the recognition of impairment losses on long-lived assets to be held and used whether from discontinuance of a business segment or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet determined whether or not the application of this statement will have a material effect on the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required to maintain average reserve balances either in vault cash or on deposit with the Federal Reserve. The amount of those reserves required at December 31, 2001 was approximately $421,000.

During 1998 the Bank implemented a system, which under Regulation D and recent Federal Reserve Rulings, allows the Bank to segregate its transaction accounts into a transaction sub-account component and a non- transaction sub-account component. The transaction sub-account component remains subject to the higher 10% reserve requirement while the non-transaction sub-account component is subject to a 3% reserve requirement. This process allows the Bank to maintain lower reserves required by the Federal Reserve System.

NOTE 3 - INVESTMENT SECURITIES

At December 31, 2001 and 2000, the Company's investment securities are categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity, (Accumulated Other Comprehensive Income) until realized.

The carrying amounts of investment securities as shown in the consolidated statements of financial condition of the Company and their approximate fair values at December 31, 2001 and 2000 are presented below.


                                                                         GROSS          GROSS          ESTIMATED
                                                        AMORTIZED     UNREALIZED     UNREALIZED          FAIR
                                                          COST           GAINS         LOSSES            VALUE
                                                   ----------------  -------------  -------------  -----------------


AS OF DECEMBER 31, 2001:

SECURITIES AVAILABLE FOR SALE:
  U. S. GOVERNMENT AND AGENCY SECURITIES.........   $   16,854,383   $      99,368  $       5,234  $     16,948,517
  STATE AND MUNICIPAL SECURITIES.................       11,512,284         220,731         49,372        11,683,643
  MORTGAGE-BACKED SECURITIES.....................       91,319,473         166,360        838,690        90,647,143
  EQUITY SECURITIES..............................        2,400,000              -              -          2,400,000
                                                    --------------   -------------  -------------  ----------------
                                                    $  122,086,140   $     486,459  $     893,296  $    121,679,303
                                                    ==============   =============  =============  ================
As of December 31, 2000:

Securities available for sale:
  U. S. government and agency securities.........  $    46,826,740   $     350,714  $     347,680  $     46,829,774
  State and municipal securities.................       18,591,183         914,593          6,445        19,499,331
  Mortgage-backed securities.....................       31,580,186         153,284        392,757        31,340,713
  Equity securities..............................        3,909,507              -           9,507         3,900,000
                                                   ---------------   -------------  -------------  ----------------
                                                   $   100,907,616   $   1,418,591  $     756,389  $    101,569,818
                                                   ===============   =============  =============  ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 3 - INVESTMENT SECURITIES - CONTINUED

The contractual maturities of securities available for sale at December 31, 2001 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                                          Weighted
                                                   Estimated                                Tax
                                                   Amortized             Fair           Equivalent
                                                     Cost               Value              Yield
                                                  ------------      -------------     ----------------

As of December 31, 2001:
Due in one year or less ....................      $  2,180,704       $  2,181,498             6.67%
Due after one year through five years.......        60,955,273         60,560,338             5.94%
Due after five years through ten years......        21,811,733         21,763,025             6.09%
Due after ten years.........................        34,738,430         34,774,442             6.73%
Equity securities...........................         2,400,000          2,400,000             6.74%
                                                  ------------       ------------
                                                  $122,086,140       $121,679,303
                                                  ============       ============


Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Proceeds from the sale of available-for-sale securities were $85,134,468, $16,229,953 and $11,627,522 in 2001, 2000 and 1999, respectively.

Gross realized gains and losses on investments in debt securities available for sale for each of the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                         2001             2000            1999
                                                                     -------------   -------------   --------------

Gross realized gains.............................................    $   1,283,945   $      45,362   $      186,853
Gross realized losses............................................               -           40,775            7,550


The carrying value of investment securities pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law amounted to approximately $87,514,000 and $80,503,000 at December 31, 2001 and 2000, respectively.

An investment security issued by Hartselle Utilities is carried at a value of $4,854,027, which exceeds 10% of total stockholder's equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 4 - LOANS

The Bank grants loans to customers primarily in north and west-central Alabama and south-central Tennessee.

The major classifications of loans as of December 31, 2001 and 2000 were as follows:


                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                       2001              2000
                                                                                  ---------------  ----------------

Commercial, financial and agricultural..........................................  $   146,209,839  $    140,773,063
Real estate - construction......................................................        3,126,592         5,429,141
Real estate - mortgage..........................................................      233,216,469       236,591,919
Consumer........................................................................      119,030,750       145,673,222
                                                                                  ---------------  ----------------
                                                                                      501,583,650       528,467,345
Less: Unearned income...........................................................           63,991           151,184
Less: Allowance for loan losses.................................................        7,292,370         7,107,430
                                                                                  ---------------  ----------------

Net loans.......................................................................  $   494,227,289  $    521,208,731
                                                                                  ===============  ================

At December 31, 2001, the recorded investment in loans that were considered to be impaired was $6,186,216 (of which $3,828,056 were on a nonaccrual basis). Included in this amount is $5,070,769 of impaired loans for which the related loan loss allowance is $726,895. The balance of $1,115,447 of impaired loans for which the related loan loss allowance is included in the Company's overall allowance for loan losses.

At December 31, 2000, the recorded investment in loans that were considered to be impaired was $924,000 for which the related loan loss allowance was $520,000, in accordance with SFAS No. 114. There were no impaired loans for which no related allowance was determined. Of the above mentioned of impaired loans, $128,000 were on a nonaccrual basis.

For the year ended December 31, 2001, the amount of interest that would have been recorded under the original terms on nonaccrual loans was $301,584 and the amount that was actually recorded was $116,094. The difference between gross interest income that would have been recorded under original terms and the interest actually recorded was $113,038 and $115,098 for the years ended December 31, 2000 and 1999 respectively.

A substantial portion of the loans is secured by real estate in markets in which branch offices are located in northern Alabama. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio, and the recovery of a substantial portion of the carrying amount of real estate owned, are susceptible to changes in market conditions in these areas.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the years ended December 31, 2001, 2000 and 1999, were as follows:


                                                                         2001             2000            1999
                                                                     -------------   -------------   --------------

Balance at beginning of year.....................................    $   7,107,430   $   2,603,128   $    2,970,597
Charge-offs......................................................       (6,567,136)     (5,053,052)      (5,188,037)
Recoveries.......................................................          438,136         267,992          361,932
                                                                     -------------   -------------   --------------
Net charge-offs..................................................       (6,129,000)     (4,785,060)      (4,826,105)
Provision for loan losses........................................        6,313,940       9,289,362        4,458,636
                                                                     -------------   -------------   --------------
Balance at end of year...........................................    $   7,292,370   $   7,107,430   $    2,603,128
                                                                     =============   =============   ==============



NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2001 and 2000 was as follows:

                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                       2001              2000
                                                                                  ---------------  ----------------

Land..........................................................................    $     4,331,352  $      3,402,209
Buildings and land improvements...............................................         23,287,467        25,161,118
Capitalized leases............................................................          5,880,626         5,880,626
Property Held for Sale........................................................          2,689,023                 -
Furniture and equipment.......................................................         11,846,267        12,719,546
Automobiles...................................................................          1,674,691         1,690,867
Leasehold improvements........................................................            853,690           853,690
                                                                                  ---------------  ----------------
                                                                                       50,563,116        49,708,056
Less allowance for depreciation...............................................         10,936,248        10,382,411
                                                                                  ---------------  ----------------

                                                                                  $    39,626,868  $     39,325,645
                                                                                  ===============  ================

The provisions for depreciation charged to occupancy expense and furniture and equipment expense for the years ended December 31, 2001, 2000 and 1999 were $2,136,653, $2,037,309 and $1,798,679, respectively. The Bank capitalized $242,020 and $244,971 in interest costs related to building construction in 2001 and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 7 - INTANGIBLES

Goodwill and core deposit intangibles at December 31, 2001 and 2000 are summarized as follows:


                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                       2001              2000
                                                                                  ---------------  ----------------

Goodwill, gross...............................................................    $     7,567,312  $      9,069,201
Goodwill write-off............................................................         (2,652,620)                -
Loss on disposals.............................................................                  -          (845,873)
Accumulated amortization......................................................         (2,285,010)       (2,466,273)
                                                                                  ---------------  ----------------
Balance at the end of the period..............................................    $     2,629,682  $      5,757,005
                                                                                  ===============  ================


In December 2001, the Company recorded a goodwill write-down of $2,652,620 ($1,908,157 after taxes) which represented the unamortized goodwill related to the Company's wholly owned subsidiaries, 1st Community Credit Corporation and Community Insurance Corp. The goodwill of each subsidiary was determined to have been impaired because of current condition of the companies and their inability to generate future operating income without substantial revenue increases that are uncertain. Moreover, recoverability of the goodwill through future cash flows was not reasonably assured.



              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999



NOTE 8 - DEPOSITS

The major classifications of deposits as of December 31, 2001 and 2000, were as follows:

                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                       2001              2000
                                                                                  ---------------  ----------------

Noninterest-bearing demand....................................................    $    67,695,615  $     67,285,705
Interest-bearing demand.......................................................        100,094,906        85,475,801
Savings.......................................................................         70,479,875        63,603,383
Time..........................................................................        259,899,596       260,170,173
Certificates of deposit of $100,000 or more...................................        100,387,582       101,011,881
Other time deposits...........................................................         19,148,456        23,353,824
                                                                                  ---------------  ----------------

                                                                                  $   617,706,030  $    600,900,767
                                                                                  ===============  ================


The maturities of time deposits following December 31, 2001, were as follows:


     Years Ending December 31,
    ---------------------------

                2002.............................................................................  $    313,781,527
                2003.............................................................................        47,750,783
                2004.............................................................................         7,587,498
                2005.............................................................................         6,305,554
                2006.............................................................................         3,759,960
                Thereafter.......................................................................           250,312
                                                                                                   ----------------
                                                                                                   $    379,435,634

NOTE 9 - FHLB BORROWINGS AND LONG TERM DEBT

At December 31, 2001 and 2000, the Company had notes payable totaling $52,666,599 and $53,675,204, respectively.

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At December 31, 2001 and 2000, the amounts outstanding were $711,304 and $1,423,003, respectively, due December 17, 2002, bearing interest at a floating prime rate, collateralized by 100% of the common stock of Community Bank. The note agreement contains provisions, which limit the Company's right to transfer or issue shares of Community Bank's stock. Principal payments of $59,292 are due monthly; however, the Company has the option of postponing up to twenty-four monthly principal payments, provided that no more than six consecutively scheduled installments are deferred.

On November 3, 1993, the Trustees of the Company's ESOP executed a promissory note of $1,200,000 in order to purchase common stock in the Company's public offering of new common stock. The note was

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 9 - FHLB BORROWINGS AND LONG TERM DEBT - CONTINUED

originally secured by 80,000 shares of purchased stock. The promissory note had been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This debt, in the original amount of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with all remaining principal, if any, due upon that date. The initial principal and interest payment on this debt was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At December 31, 2001, the monthly payment was $33,852. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,382,490 at December 31, 2001, secured by 174,267 of unreleased shares of Company stock. (See Note 15)

On October 4, 1994, the Company entered into a twenty-year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed annual rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,572,805 and $1,645,977 at December 31, 2001 and 2000, respectively.

Since June 1999, Community Bank has borrowed funds under the Federal Home Loan Bank of Atlanta's ("FHLB-Atlanta") "Convertible Advance Program." These advances have had original maturities of 10 years, with stated call features during the life of the obligation, at fixed interest rates for the life of the obligations. Principal is due at final maturity or on stated call dates, with interest payable each quarter. On June 1, 1999, Community Bank, the Company's bank subsidiary, borrowed $30,000,000 under the FHLB-Atlanta's "Convertible Advance Program." This advance had a final maturity of June 1, 2009 (120 months), with a call feature every three months during the life of the obligation, and carried a fixed interest rate of 4.62% per annum. This obligation was called on September 1, 1999 due to an increase in market interest rates. As a result of this call, Community Bank refinanced the original advance and borrowed an additional $10,000,000 under the same "Convertible Advance Program." This advance, totaling $40,000,000 at December 31, 1999, had a final maturity of September 1, 2009 (120 months), with a call feature every six months during the life of the obligation, and carried a fixed rate of 4.99% per annum. Due to the call of this obligation on March 1, 2000, Community Bank made a $2,000,000 reduction in the amount advanced under the FHLB-Atlanta "Convertible Advance Program" and refinanced $38,000,000. This new obligation has a final maturity of March 1, 2010 (120 months), a call feature every quarterly payment date during the life of the obligation, and a fixed interest rate of 5.93% per annum. At December 31, 2001, outstanding funds advanced to Community Bank under the FHLB-Atlanta "Convertible Advance Program" totaled $38,000,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 9 - FHLB BORROWINGS AND LONG TERM DEBT - CONTINUED

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

Maturities and stated calls of long-term debt and FHLB borrowings following December 31, 2001, are as follows:

                                                                                                         Trust
                                                          Note       Subordinated       FHLB          Preferred
                                                         Payable         Debt        Borrowings       Securities
                                                    --------------   ------------  -------------    --------------

2002.............................................   $    1,010,839   $    78,461   $         -       $          -
2003.............................................          314,078        84,133             -                  -
2004.............................................          329,325        90,214             -                  -
2005.............................................          345,314        96,737             -                  -
2006.............................................          362,078       103,729             -                  -
Thereafter.......................................          732,160     1,119,531    38,000,000         10,000,000
                                                    --------------   -----------   -----------       ------------
                                                    $    3,093,794   $ 1,572,805   $38,000,000       $ 10,000,000
                                                    ==============   ===========   ===========       ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 10 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                                                Years Ended December 31,
                                                                     ----------------------------------------------
                                                                         2001             2000            1999
                                                                     -------------   -------------   --------------

Amortization of intangibles......................................    $     561,798   $     553,521   $      493,602
Loss on write-down of goodwill...................................        2,652,620              --               --
Insurance........................................................          319,305         298,052          171,165
Legal fees.......................................................        1,872,801         785,192          893,874
Professional fees................................................        1,201,646         219,990          166,021
Supplies.........................................................          652,020         514,633          622,980
Postage..........................................................          389,593         442,930          380,060
Telephone........................................................          768,863         920,029          768,944
Other............................................................        2,168,881       3,421,904        3,677,968
                                                                     -------------   -------------   --------------
                                                                     $  10,587,527   $   7,156,251   $    7,174,614
                                                                     =============   =============   ==============

NOTE 11 - INCOME TAXES

The components of income tax expense benefit for each of the years ended December 31, 2001, 2000 and 1999 were:


                                     2001                           2000                          1999
                         ----------------------------  -----------------------------  -----------------------------
                            CURRENT        DEFERRED        Current       Deferred         Current       Deferred
                         -------------  -------------  --------------  -------------  -------------  --------------

Federal...............   $     149,717  $    (812,875) $      501,709  $  (1,985,384) $     277,441  $      213,177
State.................          16,372       (102,066)         (7,325)      (213,476)          (376)         12,236
                         -------------  -------------- --------------  -------------  -------------  --------------

                         $     166,089  $    (914,941) $      494,384  $  (2,198,860) $     277,065  $      225,413
                         =============  ============== ==============  =============  =============  ==============




              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 11 - INCOME TAXES - CONTINUED

The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                       2001              2000
                                                                                  ---------------  ----------------

Net unrealized losses (gains) on securities available for sale................    $       162,735  $       (264,881)
Depreciation..................................................................         (1,260,335)       (1,190,043)
Pension expense and benefits..................................................            540,660           398,798
Provision for loan losses.....................................................          1,968,906         1,900,848
Intangibles...................................................................            744,463                 -
Provision for debt cancellation...............................................             52,378            61,606
Alternative minimum tax credit carryforward...................................            351,505           351,505
Loss carryforward.............................................................            191,353           191,353
Other.........................................................................             42,315             2,237
                                                                                  ---------------  ----------------
                                                                                  $     2,793,980  $      1,451,423
                                                                                  ===============  ================


The following is a reconciliation of the difference in the effective tax rate and the federal statutory rate:

                                                                                Years Ended December 31,
                                                                     ----------------------------------------------
                                                                         2001             2000            1999
                                                                     -------------   -------------   --------------

Statutory federal income tax rates...............................             34.0%            34.0%           34.0%
Effect on rate of:
   Tax-exempt income.............................................            (47.5)            10.7           (18.4)
   State income tax, net of federal tax benefit..................              (.3)             3.7             0.5
   Interest expense disallowance.................................             10.9             (1.2)            1.9
   Intangibles...................................................             41.0                -               -
Other items......................................................              2.4             (3.7)            5.3
                                                                     -------------   --------------  --------------
Effective income tax rate........................................             40.5%            43.5%           23.3%
                                                                     =============   ==============  ==============

At December 31, 2001, for income tax purposes, the Company had federal alternative minimum tax (AMT) credit carry forwards of $351,505. The AMT credit carryforwards have no expiration date.

Tax effects of securities transactions resulted in an increase in income taxes for 2001, 2000 and 1999 of $470,823, $1,682 and $65,750, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

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

In March 1996, the Company issued options to purchase a total of 270,000 shares of the Company's common stock. The options were issued to the directors based upon their years of service and their positions with the Company. Each of the options has an exercise price of $10.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. The options were exercisable through March 27, 2001. In March 1997, an additional 103,000 options were issued to the Company's directors with an exercise price of $12.50 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 26, 2002. In March 1998, 203,331 options were issued to directors and certain senior officers with an exercise price of $15.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 25, 2003. In December 1999, an additional 204,000 options were issued to directors and certain senior officers with an exercise price of $20.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through December 3, 2004. In August 2000, the Company granted options to purchase an aggregate of 15,000 shares of common stock to certain senior officers of Community Bank. Each of these options has an exercise price of $18.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through August 24, 2005. In December 2001, the Company granted options to purchase an aggregate of 252,000 shares of common stock to certain senior officers of Community Bank. Each of these options has an exercise price of $10.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. The options are exercisable through December 17, 2006. The Company did not receive any payment in exchange for granting any of such options, which were granted in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 12 - SHAREHOLDERS' EQUITY - CONTINUED

The following sets forth certain information regarding stock options for the years ended December 31, 2001, 2000 and 1999:

                                                                                      Number         Wgt. Average
                                                                                    Of  Shares      Exercise Price
                                                                                  ---------------- -----------------
Balance, December 31, 1998....................................................            514,331  $         12.36
Granted, Year Ended December 31, 1999.........................................            204,000            20.00
Exercised, Year Ended December 31, 1999.......................................             (8,667)          (14.42)
Expired, Year Ended December 31, 1999.........................................            (18,333)          (15.00)
                                                                                  ---------------  ---------------
Balance, December 31, 1999....................................................            691,331            14.52
Granted, Year Ended December 31, 2000.........................................             15,000            18.00
Expired, Year Ended December 31, 2000.........................................             (2,500)          (20.00)
                                                                                  ---------------  ---------------
Balance, December 31, 2000....................................................            703,831            14.57
GRANTED, YEAR ENDED DECEMBER 31, 2001.........................................            252,000            10.00
EXERCISED, YEAR ENDED DECEMBER 31, 2001.......................................           (329,560)           11.35
EXPIRED, YEAR ENDED DECEMBER 31, 2001.........................................            (49,666)           15.10
                                                                                  ---------------  ---------------
BALANCE, DECEMBER 31, 2001....................................................            576,605  $         14.37
                                                                                  ===============  ===============


                                                                                       Expiration        Options
                                                                        Number            Date         Exercisable
                                                                     -------------   -------------   --------------

Options with Exercise Price of $10.00............................          252,000      12-17-2006          252,000
Options with Exercise Price of $12.50............................           20,400      03-26-2002           20,400
Options with Exercise Price of $15.00............................          110,705      03-25-2003          110,705
Options with Exercise Price of $20.00............................          183,500      12-03-2004          183,500
Options with Exercise Price of $18.00............................           10,000      08-24-2005           10,000
                                                                     -------------                   --------------
Total outstanding, December 31, 2001.............................          576,605                          576,605
                                                                     =============                   ==============



The Company permits option holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through option exercise. This technique results in an increase in the number of shares outstanding with little or no increase in capital account balances. During 2001, option holders tendered 207,883 shares in connection with the exercise of options for 329,560 shares resulting in a net increase of 121,667 shares outstanding. The excess of the fair market value of the 329,560 shares over the aggregate option price resulted in an income tax benefit of $751,566, which was credited to capital surplus.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 12 - SHAREHOLDERS' EQUITY - CONTINUED

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 2001, 2000 and 1999, was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

The Company's options outstanding have a weighted average contractual life of
3.43 years. The weighted average fair value of options granted was $2.30 in 2001, $4.12 in 2000, and $3.10 in 1999. The fair value of each option granted is estimated using the following weighted-average assumptions in the option pricing model: expected dividend yield of 2.50% for 2001, 2.78% for 2000, and 4.25% for 1999; an expected option life of five years; expected volatility of .257 for 2001, 0.250 for 2000 and 0.164 for 1999; and a risk free interest rate of 4.40%, 5.08% and 6.60% for 2001, 2000 and 1999, respectively.

If compensation cost for the Company's stock-based compensation plan had been determined consistent with SFAS No. 123, net income (loss) and earnings (loss) per share would have been as presented below for the years ended December 31:

                                                                         2001             2000            1999
                                                                     -------------   -------------   --------------

Pro forma net income (loss) ($000's).............................    $     (1,483)   $     (2,254)   $       1,258
Pro forma earnings (loss) per Common Share - basic...............           (0.32)          (0.51)            0.28
Pro forma earnings (loss) per Common Share - diluted.............           (0.32)          (0.48)            0.27


No options were assumed to be exercised in the calculation of diluted average shares outstanding for 2001, since all options outstanding were at an exercise price greater than the fair market value of the stock. Therefore, average shares outstanding for 2001 was 4,572,301 for both basis and diluted earnings per share. Average shares outstanding when assuming dilution were greater than average shares outstanding for basic earnings per share by 211,135 for 2000 and 165,769 for 1999. As opposed to no dilutive effect for 2001, the dilutive effect on earnings (loss) per share was $(.03) for the year ended December 31, 2000, and $.01 for the year ended December 31, 1999.

The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported earnings for future years, nor are the dividend estimates representative of commitments on the part of the Company's Board of Directors.

Common stock issued in lieu of cash for directors' fees is summarized as follows:


                                                                       2001              2000              1999
                                                                   -------------    -------------    --------------

    Shares issued...............................................          11,661            9,481             8,923
                                                                   =============    =============    ==============
    Fair market value on issue date.............................   $     209,865    $     222,804    $      169,536
                                                                   =============    =============    ==============


The aggregate fair market value of the shares issued was charged to expense in each respective period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 13 - COMMITMENTS AND CONTINGENCIES

No dividends were declared or paid in 2001. Annual dividends of $.75 per share and $.60 per share were declared by the Company's Board of Directors on its common stock and paid in January of 2000 and 1999, respectively. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries, and to regulatory restrictions. (See Notes 8 and 15).

In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Accounting principles generally accepted in the United States of America recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Commitments to extend credit, credit card arrangements, commercial letters of credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the consolidated statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company has not been required to perform on any financial guarantees nor has it incurred any losses on its commitments in either 2001 or 2000. Following is a discussion of these commitments:

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standings in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 2001 and 2000, the Company has issued standby letters of credit of approximately $1,299,000 and $978,000, respectively.

Management conducts regular reviews of these instruments on an individual customer basis, and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these letters of credit.

Loan Commitments: As of December 31, 2001 and 2000, the Company had commitments outstanding to extend credit totaling approximately $19,788,000 and $19,868,000, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

All of the Company's loans, commitments and standby letters of credit have been granted to customers in the Company's market area. Substantially all such customers are depositors of the Company. Investments in state and municipal securities also involve governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in Note 4. The commitments to extend credit relate primarily to consumer cash lines which represented approximately $2,464,000 and $2,277,256 of the unused commitment balances at December 31, 2001 and 2000. All remaining commitments consist primarily of unused real estate commitment lines.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Litigation Background

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

Benson Litigation

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

Towns Derivative Litigation

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

Corr Family Litigation

On September 14, 2000, another action was filed in the state Circuit Court of Blount County, Alabama, against the Company, Community Bank and certain directors and officers of the Company and Community Bank by Bryan A. Corr and six other related shareholders of the Company alleging that the directors actively participated in or ratified the misappropriation of corporate income. The action was not styled as a shareholder derivative action. On January 3, 2001, the defendants filed a motion for summary judgment on the basis that these claims are derivative in nature and cannot be brought on behalf of individual shareholders. The court has not ruled on the motion. The Company and its directors believe that this lawsuit is without merit and intend to defend the action vigorously. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming and a diversion of management's attention.

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

Auto Loan Litigation

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

On June 29, 2000 and August 31, 2000, the court granted Community Bank's motions to dismiss without prejudice two of the employees of the automobile dealership as defendants in the action. On September 13, 2000, the court granted Mr. Parrish's action to dismiss the complaint, but granted Community Bank 15 days to amend the complaint. On September 27, 2000, Community Bank filed an amended complaint which generally reiterated the allegations of the original complaint and added specific information concerning the allegedly fraudulent activity and the use of the United States mail, telephone and other wire transmissions in the conduct of such activity. On December 1, 2000, the court dismissed Community Bank's claims based upon mail and wire fraud in the amended complaint but otherwise denied Mr. Parrish's motion to dismiss the complaint.

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

Employee Litigation

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

NOTE 14 - PENSION PLAN

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

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 14 - PENSION PLAN - CONTINUED

The following tables set forth the funding status and the amount recognized for both the Pension Plan and the Benefit Restoration Plan in the Company's Consolidated Statements of Financial Condition and the Consolidated Statements of Income.

Pension Plan as of December 31:

                                                                                       2001              2000
                                                                                  ---------------  ----------------

Change in benefit obligation:
   Benefit obligation at beginning of year....................................    $     7,030,889  $      5,279,613
   Service cost...............................................................            614,252           620,489
   Interest cost..............................................................            495,976           446,220
   Amendments.................................................................                 -                 -
   Actuarial (gain) or loss...................................................            (37,271)          885,026
   Benefits paid..............................................................           (212,680)         (200,459)
                                                                                  ---------------- ----------------
     Benefit obligation at end of year........................................    $     7,891,166  $      7,030,889
                                                                                  ===============  ================
Change in plan assets:
   Fair value of plan assets at beginning of year.............................    $     5,153,926  $      4,983,127
   Actual return on plan assets...............................................           (229,629)          (66,986)
   Employer contribution......................................................            731,235           438,244
   Benefits paid from plan assets.............................................           (212,680)         (200,459)
                                                                                  ---------------- ----------------
     Fair value of plan assets at end of year.................................    $     5,442,852  $      5,153,926
                                                                                  ===============  ================
Funded status of plan:
   Funded status of plan......................................................    $    (2,448,314) $     (1,876,963)
   Unrecognized actuarial (gain) or loss......................................          1,946,596         1,186,539
   Unrecognized prior service cost............................................             77,337            89,036
   Unrecognized transition asset..............................................             (3,794)          (20,673)
                                                                                  ---------------- ----------------
     Accrued benefit cost.....................................................    $      (428,175) $       (622,061)
                                                                                  ================ ================

Weighted average rate assumptions used in determining pension cost and the projected benefit obligation were:
     Discount rate used to determine present value
       of projected benefit obligation at end of year.........................               7.25%             7.50%
     Expected long-term rate of return on plan assets for the year............               9.25%            10.00%
     Expected rate of increase in future compensation levels..................               6.00%             6.00%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 14 - PENSION PLAN - CONTINUED

Pension plan net periodic benefit cost:


                                                                         2001             2000            1999
                                                                     -------------   -------------   --------------

Service cost.....................................................    $     614,252   $     620,489   $      485,701
Interest cost....................................................          495,976         446,220          366,805
Expected return on plan assets...................................         (567,699)       (529,400)        (470,474)
Amortization of prior service cost...............................           11,699          11,699           11,699
Amortization of transitional asset...............................          (16,879)        (16,879)         (16,879)
Recognized actuarial loss........................................               -               -                -
                                                                     -------------   -------------   --------------
Net periodic benefit cost........................................    $     537,349   $     532,129   $      376,852
                                                                     =============   =============   ==============

Benefit Restoration Plan as of December 31:

                                                                                       2001              2000
                                                                                  ---------------  ----------------

Change in benefit obligation:
   Benefit obligation at beginning of year....................................    $     2,678,166  $      2,082,163
   Service cost...............................................................            157,302           141,048
   Interest cost..............................................................            202,471           170,368
   Amendments.................................................................                 -                 -
   Actuarial loss.............................................................            162,993           284,587
   Benefits paid..............................................................                 -                 -
                                                                                  ---------------  ----------------
   Benefit obligation at end of year..........................................    $     3,200,932  $      2,678,166
                                                                                  ===============  ================
Change in plan assets:
   Fair value of plan assets at beginning of year.............................    $            -   $             -
   Actual return on plan assets...............................................                 -                 -
   Employer contribution......................................................                 -                 -
   Benefits paid from plan assets.............................................                 -                 -
                                                                                  ---------------  ----------------
   Fair value of plan assets at end of year...................................    $            -   $             -
                                                                                  ===============  ================
Funded status of plan:
   Funded status of plan......................................................    $    (3,200,932) $     (2,678,166)
   Unrecognized actuarial loss................................................          1,371,808         1,298,222
   Unrecognized prior service cost............................................             98,439           133,346
   Unrecognized transition (asset) or obligation..............................                 -                 -
                                                                                  ---------------  ----------------
   Accrued benefit cost.......................................................    $    (1,730,685) $     (1,246,598)
                                                                                  ================ ================

Weighted average rate assumptions used in determining pension cost and the projected benefit obligation were:
     Discount rate used to determine present value
       of projected benefit obligation at end of year.........................               7.25%             7.50%
     Expected long-term rate of return on plan assets for the year............               9.25%            10.00%
     Expected rate of increase in future compensation levels..................               6.00%             6.00%



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 14- PENSION PLAN - CONTINUED

Benefit Restoration plan net periodic benefit cost:


                                                                         2001             2000            1999
                                                                     -------------   -------------   --------------

Service cost.....................................................    $     157,302   $     141,048   $       85,940
Interest cost....................................................          202,471         170,368           96,712
Expected return on plan assets...................................               -               -                -
Amortization of prior service cost...............................           34,907          34,907           34,907
Amortization of transitional (asset) or obligation...............               -               -                -
Recognized actuarial loss........................................           89,407          63,748           38,399
                                                                     -------------   -------------   --------------
Net periodic benefit cost........................................    $     484,087   $     410,071   $      255,958
                                                                     =============   =============   ==============


NOTE 15 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions to the ESOP are made at the discretion of the Company's Board of Directors, but may not be less than the amount required to cover the debt service on the ESOP loan. Employer contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Code imposes a limit ($170,000 in 2001) on the amount of compensation which may be considered under the plan.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 31, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This debt, in the original amount of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due upon that date. The initial principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principle and interest payments. At December 31, 2001, the monthly payment was $33,852. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a prorata basis by the lender as monthly payments of principal and interest are made. As of December 31, 2001, there were 174,267 unreleased shares with a fair value, based on an independent valuation of $10.00 per share, of approximately $1,742,670. These shares are subtracted from outstanding shares for earnings per share calculations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 15- EMPLOYEE STOCK OWNERSHIP PLAN - CONTINUED

The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($176,465, $251,976 and $237,589 in 2001, 2000 and 1999, respectively) is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants.

At December 31, 2001 and 2000, the Company's financial statements reflected long-term debt related to the ESOP of $2,382,490 and $2,606,224, respectively. The corresponding contra-equity account was $2,317,902 at December 31, 2001 and $2,574,002 at December 31, 2000.

Company contributions to the ESOP amounted to $406,228, $568,346 and $452,739 for 2001, 2000 and 1999, respectively.

NOTE 16 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

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

Effective April 18, 2001, the Board of Directors of Community Bank, the Company's subsidiary bank, entered into a Memorandum of Understanding ("Memorandum") with the Regional Director of the Federal Deposit Insurance Corporation's Atlanta Regional Office ("FDIC") and the Alabama Superintendent of Banks ("State"). One major provision of the Memorandum restricts the Bank from paying any cash dividends without the prior written consent of the Supervisory Authorities. The Bank has made no requests to make a dividend payment since the Memorandum has been in effect.

NOTE 17 - REGULATORY CAPITAL

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if taken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Community Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 17- REGULATORY CAPITAL - CONTINUED

Quantitative measures established by regulation to ensure capital adequacy require the Company and Community Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2001 and 2000, under applicable banking regulations, the Company and Community Bank, were considered well capitalized compared to both being classified as adequately capitalized at year-end 1999. The Company is entitled to treat the aggregate liquidation amount of the junior subordinated deferrable interest debentures, purchased by Community (AL) Capital Trust I, as Tier I capital under Federal Reserve guidelines. At December 31, 2001, the aggregate liquidation amount of the debentures included in Tier I capital was $10,000,000. (See Note 8)

Community Bank's allowance for loan losses, limited to 1.25% of risk-weighted assets, is a component of Tier II capital under capital adequacy guidelines. Due to the significant increase in the allowance for loan losses during 2000, this Tier II component contributed to the increases in the Company's and Community Bank's capital ratios. The amount of the allowance for loan losses included in Tier II capital at December 31, 2001 was approximately $6,142,000 for the Company and approximately $6,110,000 for Community Bank, compared to $6,386,034 for both the Company and $6,356,770 for Community Bank at December 31, 2000.




              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 17 - REGULATORY CAPITAL - CONTINUED

The following table sets forth the actual capital ratios at December 31, 2001 and 2000, for the Company and the Bank, as well as the minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios required to be classified as adequately capitalized and well capitalized.


                                                                              For Capital                  To Be
                                                        Actual              Adequacy Purposes         Well Capitalized
                                               ------------------------    -------------------      --------------------
                                                 Amount       Ratio         Amount      Ratio        Amount      Ratio
                                               -----------  -----------    ---------   -------      --------   ---------
                                                                       (Dollars In Thousands)
AS OF DECEMBER 31, 2001:
  TOTAL CAPITAL
   (TO RISK WEIGHTED ASSETS):
   CONSOLIDATED............................    $   56,833     11.59%        $ 39,218     8.00%      $ 49,023    10.00%
   COMMUNITY BANK..........................        58,101     11.91           39,011     8.00         48,764    10.00
TIER 1 CAPITAL
  (TO RISK WEIGHTED ASSETS):
   CONSOLIDATED............................        49,118     10.02           19,609     4.00         29,414     6.00
   COMMUNITY BANK..........................        51,991     10.66           19,505     4.00         29,258     6.00
TIER 1 CAPITAL
  (TO AVERAGE ASSETS):
   CONSOLIDATED............................        49,118      6.70           29,315     4.00         36,644     5.00
   COMMUNITY BANK..........................        51,991      7.11           29,244     4.00         36,555     5.00
As of December 31, 2000:
  Total Capital
   (to Risk Weighted Assets):
   Consolidated............................    $   53,746     10.54%        $ 40,813     8.00%      $ 51,016    10.00%
   Community Bank..........................        52,763     10.39           40,623     8.00         50,779    10.00
Tier 1 Capital
  (to Risk Weighted Assets):
   Consolidated............................        45,956      9.01           20,406     4.00         30,610     6.00
   Community Bank..........................        46,406      9.14           20,312     4.00         30,467     6.00
Tier 1 Capital
  (to Average Assets):
   Consolidated............................        45,956      6.44           28,539     4.00         35,674     5.00
   Community Bank..........................        46,406      6.54           28,375     4.00         35,469     5.00


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 18 - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as a part of other comprehensive income in that period or earlier periods.

The following is a summary of the components of other comprehensive income:

                                                                                 Year Ended December 31,
                                                                     ----------------------------------------------
                                                                         2001             2000            1999
                                                                     -------------   -------------   --------------


Unrealized holding gains (losses) arising during period
   before income tax and reclassification adjustments............    $     214,906   $   3,421,991   $   (3,314,131)
Reclassification adjustments for net (gains) losses
   included in net income........................................       (1,283,945)         (4,587)        (179,303)
                                                                     -------------   -------------   --------------
Other comprehensive income (loss), before income tax.............       (1,069,039)      3,417,404       (3,493,434)
Income tax expense (benefit) related to other
   comprehensive income..........................................         (427,616)      1,366,962       (1,397,374)
                                                                     -------------   -------------   --------------

Other comprehensive income (loss), net of income tax.............    $    (641,423)  $   2,050,442   $   (2,096,060)
                                                                     =============   =============   ==============


NOTE 19 - RELATED PARTY TRANSACTIONS

Loans: Certain directors, executive officers and principal shareholders, including their immediate families and associates were loan customers of the Bank during 2001 and 2000. Except as noted below, all such loans are made in the ordinary course of business on substantially the same credit terms, including interest rates and collateral and do not represent more than a normal risk of collection or present other unfavorable features. Total loans to these persons at December 31, 2001 and 2000 amounted to approximately $16,179,000 and $14,034,000, respectively. An analysis of activity during 2001 in loans to related parties resulted in additions of approximately $377,000, representing new loans, reductions of approximately $999,000, representing payments, and an increase of approximately $2,767,000, representing a change in the composition of related parties.

The Company, through Community Bank, its wholly owned subsidiary, offers all regular full-time employees, including executive officers, loans at interest rates which are 1% below the prevailing market rate. As of December 31, 2001, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interests, had loans outstanding pursuant to this policy with total indebtedness of approximately $396,000.

The Company, through Community Bank, also offers first mortgage real estate loans on the primary residence, at a rate of 5%, to employees who are required to relocate in the course of their employment. As of December 31, 2001, executive officers and directors of the Company and executive officers of Community

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 19 - RELATED PARTY TRANSACTIONS - CONTINUED

Bank and its subsidiaries, including members of their immediate families and related interests, had relocation loans outstanding with total indebtedness of approximately $2,155,000.

         Community Bank currently has outstanding two loans to Kennon R. Patterson, Sr., the Chairman and CEO of the Company:

         (i) a farm operating line of credit of $100,000. During 2001, the highest balance outstanding for this loan was $100,000, and its balance at year end was $49,780. The loan bears interest at 3.75%;

         (ii) a real-estate loan in the amount of $5,150,000. During 2001, the highest balance outstanding for this loan was $5,150,000, and its balance at year end was $5,150,000. The loan bears interest at 4.75% and is secured by real estate having an appraised value in excess of the loan amount.

         Community Bank currently has outstanding loans to Hodge Patterson, Executive Vice President of the Bank:

         (i) a real-estate loan of $549,480. During 2001, the highest balance outstanding for this loan was $561,253, and its balance at year end was $552,732. the loan bears interest at 5.00%.

         (ii) unsecured loans of $124,572. During 2001, the highest balance outstanding for these loans were $124,572, and its balance at year end was $124,572. The loans bear interest at 4.75%.

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

Maintenance Contract: The Bank had no service contracts during 2001 or 2000 with Heritage Valley Farms, an unincorporated business owned by Kennon R. Patterson, Sr., a director and officer of the Company. Heritage Valley Farms did perform upkeep and maintenance of the external grounds for five of the Bank's locations for the entire year of 1999. External grounds upkeep and maintenance was also performed for most of 1999 for five additional Bank locations and two 1st Community Credit Corporation locations. Maintenance expense under this contract amounted to $62,323 for the year ended December 31, 1999, a monthly average of $588 per location.

Interior Design: The Company and the Bank had no service contracts during 2001 with Heritage Interiors, a decorating and design firm owned and operated by the wife of Kennon R. Patterson, Sr., a director and officer of the Company. The Company and the Bank, including the Bank's subsidiaries used the services of Heritage Interiors during 1999 and 2000 for the interior design, furniture, appliances, fixtures, hardware, carpets, wall coverings, paint, drapes and accessories for new facilities and similar work associated with the renovation of existing locations. At the request of Mrs. Patterson in January 2000, the Company's contract with Heritage Interiors was canceled, but at the Board of Directors' request, Mrs. Patterson agreed to complete projects then pending. During 2000, Heritage Interiors was paid $145,038 in connection with the completion of the Boaz and Hamilton, Alabama banks. In addition, Community Bank paid Heritage Interiors $41,827 in connection with the completion of the renovation of the first floor of the headquarters building and the furnishings and decorating of three departments at the headquarters complex in Blountsville, Alabama. Additional payments totaling $25,064 were made to Heritage Interiors during 2000 in connection with 21 other banking locations and the parent company. 1st Community Credit Corporation paid Heritage Interiors $22,003 for the furnishings and decorating in connection with the relocation of its Hartselle, Alabama office and $4,845 in connection with the remodeling of its Albertville, Alabama office. Additional payments totaling $7,317 were made to Heritage Interiors during 2000 in connection with nine other finance company locations. Community Insurance Corp. paid Heritage Interiors $156,158 during 2000 for furnishings and decorating in connection with the renovation of its Huntsville, Alabama office. In addition, payments totaling $4,848 were made to Heritage Interiors during 2000 for furnishings at the Oneonta, Alabama insurance office. Total payments to Heritage Interiors in 2000 were $407,100. All pending projects were completed prior to year-end 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 19 - RELATED PARTY TRANSACTIONS - CONTINUED

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

Accounting Services: The Company has engaged the accounting firm of Schauer, Taylor, Cox, Vise and Morgan, P.C. to perform certain accounting services. Doug Schauer, a member of the firm, is Kennon R. Patterson, Sr.'s son-in-law. Other than preparing work papers during the first quarter of 2000 for the Company's independent auditors in connection with the Company's 1999 external audit, services performed by Schauer, Taylor, Cox, Vise and Morgan, P.C. for the Company in 2001 and 2000 have been limited to preparation of the Company's quarterly tax accruals, preparation and filing the Company's federal and state tax returns and consultation regarding interpretation and application of accounting standards. During 1999, services performed by Schauer, Taylor, Cox, Vice and Morgan, P.C., included the review of work papers and reports prepared by Community Bank's internal audit department, preparation of work papers for the Company's independent auditors in connection with the Company's external audits, preparation and filing the Company's federal and state tax returns and consultation regarding interpretation and application of accounting standards. The Company and its subsidiaries paid Schauer, Taylor, Cox, Vise and Morgan, P.C. $121,707, $117,898 and $143,000 for services rendered during 2001, 2000 and
1999, respectively.

Leases: In June 2000, Community Bank entered into a capital lease agreement, as the tenant, with Debter Properties, LLC, an Alabama limited liability company, pursuant to which Community Bank leased the real property in which Community Bank's Boaz, Alabama office is located. Mr. Glynn Debter, a director of the Company, is a member of Debter Properties, LLC. In connection with the lease agreement, Community Bank loaned funds to Debter Properties, LLC to finance its purchase of the real property from Community Bank. The term of the lease is 20 years; provided, however, that in no event shall the term of the lease expire prior to the time when the loan obtained by the lessor to purchase the leased property is paid in full. The monthly rent on this lease is an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Because the interest rate on the loan used to purchase the property adjusts with fluctuation in the prime rate, the monthly lease payments are subject to change. At December 31, 2001, the amount of the monthly rental payment was $11,136. Lease payments to Debter Properties, LLC during 2001 totaled approximately $156,651. In addition, Community Bank agreed to pay the lessor an additional sum

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 19 - RELATED PARTY TRANSACTIONS - CONTINUED

to be adjusted periodically to coincide with the cost to the lessor of the real estate taxes and other items and insurance. Community Bank is responsible for maintenance, repairs and utilities for the real property. Community Bank is also responsible for maintaining fire and extended coverage and general liability insurance coverage for the real property. The Company has the option to purchase the leased premises from the lessor at any time during the term of the lease for an amount equal to the lessor's cost in acquiring and/or constructing such leased premises. In an Addendum to the Lease Agreement and Loan Agreement, dated June 1, 2000, Community Bank agreed to maintain and continue in force fire and extended coverage insurance and general liability insurance upon the leased premises. In return, the lessor agreed to reimburse Community Bank on a quarterly basis the amount of the insurance premium that is included in payments made by Community Bank under the lease.

On March 13, 2001, Community Bank entered into a ground lease with Merritt Robbins, a director of the Company and Community Bank, pursuant to which Community Bank leases property in New Hope, Alabama, from Mr. Robbins for a period of 5 years at a monthly rent of $800. Community Bank has the option to renew the lease for up to seven successive 5-year terms in which event the rent increases $200 per month with each renewal term. At any time during the term of the lease Community Bank has the option to purchase the property at a price agreed upon by the parties, or, if the parties cannot agree, at a price determined by averaging appraisals of the property performed by two licensed appraisers.

On June 14, 2001, Community Bank entered into a lease with Michael Robbins, the son of a director of the Company and Community Bank pursuant to which Mr. Robbins leases property in Madison County, Alabama from Community Bank for a period of 5 years at a monthly rent of $700. Mr. Robbins has the option to renew the lease for up to seven successive 5-year terms. At any time during the term of the lease Mr. Robbins has the option to purchase the property at a price agreed upon by the parties, or, if the parties cannot agree, at a price determined by averaging appraisals of the property performed by two licensed appraisers.

NOTE 20 - LEASES

The Company has a number of operating lease agreements, involving land and buildings. The operating leases are noncancellable and expire on various dates through the year 2018. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. Options to purchase are also included in some leases. For the years ended December 31, 2001, 2000, and 1999, rental expense for operating leases was approximately $559,725, 523,524 and $687,994, respectively.

During 2000, Community Bank entered into sale/leaseback arrangements on its Hamilton, Alabama and Boaz, Alabama bank locations. Due to the structure of these transactions, the leases qualified and are accounted for under capitalized lease rules.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 20 - LEASES - CONTINUED

The following is an analysis of the leased property under capital leases by major classes:

                                                                                          Asset Balances at
                                                                                            December 31,
                                                                                 ------------------------------
                                                                                      2001            2000
                                                                                 -------------    -------------

    Buildings....................................................                $   5,880,626     $  5,880,626
    Less allowance for depreciation..............................                      355,137          130,840
                                                                                 -------------     ------------
                                                                                 $   5,525,489     $  5,749,786
                                                                                 =============     ============


The following is a schedule by year of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments as of December 31, 2001. All capitalized leases are with related parties.


                                                                  Related Party         Total
                                                                    Operating         Operating       Capitalized
                                                                 -------------      -------------   ---------------
Years Ending December 31,
             2002............................................... $       9,600      $     381,265   $       398,748
             2003...............................................         9,600            280,707           398,748
             2004...............................................         9,600            217,846           398,748
             2005...............................................         9,600            139,305           398,748
             2006...............................................         2,400             94,767           398,748
             Thereafter.........................................             -            264,400         7,967,800
                                                                  -------------      ------------   ---------------
             Total minimum lease payments....................... $      40,800      $   1,378,290         9,961,540
                                                                 =============      =============
             Less amount representing interest..................                                          4,195,464
                                                                                                    ---------------
             Present value of net minimum lease payments........                                    $     5,766,076
                                                                                                    ===============


NOTE 21 - OTHER SHORT-TERM BORROWINGS

Other short-term borrowings at December 31, 2001 and 2000 consisted of the U.S. Treasury Tax and Loan Note Option account of $1,822,420 and securities sold under agreements to repurchase of $2,537,507. The Company had no federal funds purchased or overnight funds purchased from FHLB-Atlanta at December 31, 2001 and 2000.

US Treasury Tax and Loan Note Option and securities sold under agreements to repurchase are generally treated as collateralized financing transactions. It is the Company's policy to deliver underlying securities to custodian accounts for customers.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 21 - OTHER SHORT-TERM BORROWINGS - CONTINUED

The following table sets forth, for the periods indicated, certain information about the Company's short-term borrowings:

                              SHORT-TERM BORROWINGS

                                                   At December 31,
                                              ------------------------
                                                              Weighted                               Maximum
                                                              Average     Average     Average      Outstanding At
                                                 Balance       Rate       Balance      Rate        Any Month End
                                              ------------  ----------  ----------  -----------   ----------------
                                                                      (Dollars in thousands)


 2001:
   FEDERAL FUNDS PURCHASED..................   $       -        0.00%    $    74      6.11%           $  3,000
   SHORT-TERM FHLB BORROWINGS...............           -        0.00%      3,967      4.30%              8,000
   SECURITIES SOLD UNDER AGREEMENT TO
     REPURCHASE.............................       2,538        2.13%      2,274      3.59%                391
   U.S. TREASURY TAX AND LOAN, NOTE
     OPTION.................................       1,822        1.51%      1,021      3.21%                814
                                               ---------                 -------                      --------
       TOTAL................................   $   4,360        1.87%    $ 7,336      3.95%           $ 12,205
                                               =========                 =======                      ========
 2000:
   Federal funds purchased..................   $      -         0.00%    $   402      6.47%           $  3,000
   Short-term FHLB borrowings...............          -         0.00%        325      6.86%                  -
   Securities sold under agreement to
     repurchase.............................        862         6.17%        818      6.17%              1,072
   U.S. Treasury Tax and Loan, note
     option.................................      1,403         5.72%      1,044      6.14%              2,456
                                               --------                  -------                      --------
       Total................................   $  2,265         5.89%    $ 2,589      6.30%           $  6,528
                                               ========                  =======                      ========

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

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

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999



NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 are as follows:


                                                                 2001                            2000
                                                    ------------------------------  -------------------------------
                                                        CARRYING         FAIR         Carrying           Fair
                                                         AMOUNT          VALUE         Amount            Value
                                                    --------------   -------------  -------------  ----------------
                                                            (IN THOUSANDS)                  (IN THOUSANDS)

FINANCIAL ASSETS
  Cash and short-term investments................   $       23,237          23,237  $      26,707  $         26,707
  Federal funds sold.............................           30,000          30,000          3,000             3,000
  Investment securities..........................          121,679         121,679        101,570           101,570
  Loans..........................................          501,520         517,454        528,316                -
  Less: allowance for loan losses................            7,292           7,292          7,107                -
                                                    --------------   -------------  -------------  ----------------
  Net Loans......................................          494,228         510,162        521,209           519,754
                                                    --------------   -------------  -------------  ----------------
  TOTAL FINANCIAL ASSETS.........................   $      669,144   $     685,078  $     652,486  $        651,031
                                                    ==============   =============  =============  ================
FINANCIAL LIABILITIES
  Deposits.......................................   $      617,706   $     623,334  $     600,901  $        604,172
  Short-term borrowings..........................            4,360           4,360          2,265             2,265
  FHLB borrowings................................           38,000          52,631         38,000            37,067
  Capitalized lease obligations..................            5,766           5,766          5,850             5,850
  Long-term debt.................................            4,667           4,767          5,675             5,586
  Guaranteed preferred beneficial interest
    in the Company's junior subordinated
    deferrable interest debentures...............           10,000          14,902         10,000            10,756
                                                    --------------   -------------  -------------  ----------------
  TOTAL FINANCIAL LIABILITIES....................   $      680,499   $     705,760  $     662,691  $        665,696
                                                    ==============   =============  =============  ================

UNRECOGNIZED FINANCIAL INSTRUMENTS
  Commitments to extend credit...................   $           -    $      18,489  $          -   $         19,868
  Standby letters of credit......................               -            1,299             -                978
                                                    --------------   -------------  -------------  ----------------
  TOTAL UNRECOGNIZED
    FINANCIAL INSTRUMENTS........................   $           -    $      19,788  $          -   $         20,846
                                                    ==============   =============  =============  ================



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 23 - CONDENSED PARENT COMPANY INFORMATION

STATEMENTS OF FINANCIAL CONDITION


                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                       2001              2000
                                                                                  ---------------  ----------------

ASSETS
   Cash and due from banks....................................................    $       982,434  $      3,573,341
   Investment in subsidiaries (equity method) -
     eliminated upon consolidation............................................         53,452,423        51,553,558
   Premises and equipment, net................................................             19,384            22,779
   Intangibles, net...........................................................            836,867           920,178
   Deferred tax assets........................................................          1,016,469           825,817
   Refundable Income taxes-current............................................            692,163         1,189,661
   Other assets...............................................................            777,694         1,409,907
                                                                                  ---------------  ----------------
       TOTAL ASSETS...........................................................    $    57,777,434  $     59,495,241
                                                                                  ===============  ================
LIABILITIES AND SHAREHOLDERS' EQUITY
   Long-term debt.............................................................    $     4,666,599  $      5,675,204
   Guaranteed preferred beneficial interest in the Company's
     junior subordinated deferrable interest debentures.......................         10,310,000        10,310,000
   Other liabilities..........................................................          2,135,466         2,320,266
                                                                                  ---------------  ----------------
       TOTAL LIABILITIES......................................................         17,112,065        18,305,470
       TOTAL SHAREHOLDERS' EQUITY.............................................         40,665,369        41,189,771
                                                                                  ---------------  ----------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................    $    57,777,434  $     59,495,241
                                                                                  ===============  ================








              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 23 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF INCOME


                                                                                 Year Ended December 31,
                                                                     ----------------------------------------------
                                                                         2001             2000            1999
                                                                     -------------   -------------   --------------

INCOME
   From subsidiaries - eliminated upon consolidation:
     Dividends...................................................    $          -    $   4,878,562   $    3,702,566
     Management fees.............................................          300,000         300,000          600,000
     Interest....................................................          111,322         169,455           51,578
     Other Income................................................           15,007          27,759            3,620
                                                                     -------------   -------------   --------------
                                                                           426,329       5,375,776        4,357,764
EXPENSES
   Salaries and employee benefits................................        1,568,160       2,193,107        1,857,053
   Interest......................................................        1,388,241       1,433,404          320,895
   Other expenses................................................          683,737       1,340,281        1,692,028
                                                                     -------------   -------------   --------------
                                                                         3,640,138       4,966,792        3,869,976
                                                                     -------------   -------------   --------------
Income (loss) before income taxes and equity in
   undistributed earnings of subsidiaries........................       (3,213,809)        408,984          487,788
Income tax benefit...............................................       (1,107,020)     (1,506,160)      (1,059,075)
                                                                     --------------  -------------   --------------
Income before equity in undistributed earnings (loss)
   of subsidiaries...............................................       (2,106,789)      1,915,144        1,546,863
Equity in undistributed earnings (loss) of subsidiaries..........        1,006,290      (4,130,075)         111,247
                                                                     -------------   -------------   --------------
NET INCOME (LOSS)................................................    $  (1,100,499)  $  (2,214,931)  $    1,658,110
                                                                     ==============  =============   ==============








              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 23 - CONDENSED PARENT COMPANY INFORMATION - CONTINUED

STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                     ----------------------------------------------
                                                                         2001             2000            1999
                                                                     -------------   -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss).............................................    $  (1,100,499)  $  (2,214,931)  $    1,658,110
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Equity in undistributed income of subsidiaries..............       (1,006,290)      4,130,075         (111,247)
     Provision for depreciation, amortization and accretion......           86,707         108,362           94,629
     Increase in other assets....................................        1,690,614      (1,547,353)        (191,731)
     Increase in other liabilities...............................         (184,800)      1,291,716           86,792
                                                                     -------------   -------------   --------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES.................         (514,268)      1,767,869        1,536,553
                                                                     -------------   -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturity of securities available for sale ......               -               -                -
   Increase in interest-bearing deposits with banks..............               -               -                -
   Proceeds from sale of assets..................................               -           33,431           15,599
   Capitalization of subsidiaries................................       (1,534,000)     (5,940,879)              -
   Capital expenditures..........................................               -               -           (28,538)
                                                                     -------------   -------------   --------------
       NET CASH (USED IN) PROVIDED BY
         INVESTING ACTIVITIES....................................       (1,534,000)     (5,907,448)         (12,939)
                                                                     -------------   -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt...................................         (752,504)       (961,958)        (775,764)
   Issuance of guaranteed preferred beneficial interest
     in Company's junior subordinated deferrable
     interest Debentures.........................................               -       10,310,000               -
   Issuance of common stock......................................          209,865         222,804          312,889
   Cash dividends................................................               -       (3,333,145)      (2,788,754)
                                                                     -------------   -------------   --------------
       NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES....................................         (542,639)      6,237,701       (3,251,629)
                                                                     -------------   -------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............       (2,590,907)      2,098,122       (1,728,015)
Cash and Due From Banks at Beginning of Year.....................        3,573,341       1,475,219        3,203,234
                                                                     -------------   -------------   --------------
CASH AND DUE FROM BANKS AT END OF YEAR...........................    $     982,434   $   3,573,341   $    1,475,219
                                                                     =============   =============   ==============



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


NOTE 24 - SUBSEQUENT EVENTS

In late 2001 and early 2002, Community Bank entered into agreements to sell its two Pulaski, Tennessee offices, its Rainsville and Ft. Payne, Alabama offices and its Marshall County, Alabama locations. The Marshall County locations include one banking office in Boaz, Alabama, one in Albertville, Alabama, two in Arab, Alabama, and two in Guntersville, Alabama. Two of the total ten offices under agreements to sell are paying and receiving offices located in Wal-Mart stores, one in Ft. Payne, Alabama and one in Guntersville, Alabama.

Each agreement calls for the purchaser to purchase the fixed assets of each location and the book value of each loan portfolio less any agreed upon discounts. The agreements also call for the purchaser to assume the deposit liabilities of each location and pay an agreed upon premium for the deposits assumed.

On March 31, 2002, Community Bank closed on the sale of its Pulaski bank offices and recorded a gain of $1,551,443, representing a 7% premium on the 30-day average of core deposits totaling $1,884,194 less the discount on loans and fixed assets of $332,751.

The Rainsville and Ft. Payne sale is expected to occur on May 3, 2002 and the Marshall County sale is expected to occur on May 31, 2002, both assuming satisfaction of customary conditions prior to closing. Both transactions are expected to result in gains representing an 8% premium on core deposits less the agreed upon discount on loans.



              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 25 - QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 2001 and 2000 follows:


                                                                                         Third
                                                         First          Second           Quarter         Fourth
                                                        Quarter         Quarter       (As Restated)      Quarter
                                                    -------------    -------------   --------------  ----------------
                                                               (In Thousands Except Per Share Data)

2001:
   TOTAL INTEREST INCOME.........................   $      15,105    $     14,942      $  14,488      $   13,951
   TOTAL INTEREST EXPENSE........................           8,815           8,265          7,887           6,622
   PROVISION FOR LOAN LOSSES.....................             951           1,381          2,449           1,533
   NET INTEREST INCOME AFTER

     PROVISION FOR LOAN LOSSES...................           5,340           5,296          4,152           5,796
   INVESTMENT SECURITIES GAINS (LOSSES)..........             353              25            155             751
   TOTAL NONINTEREST INCOME......................           2,309           2,128          2,005           1,812
   TOTAL NONINTEREST EXPENSE.....................           6,865           7,808          7,321           9,978
   INCOME TAX EXPENSE............................             332            (202)            24            (903)
   NET INCOME (LOSS).............................             805            (156)        (1,033)           (716)
   PER COMMON SHARE:
     BASIC EARNINGS (LOSS).......................   $         .18    $       (.03)     $    (.22)     $     (.16)
     DILUTED EARNINGS (LOSS).....................             .18            (.03)          (.22)           (.16)

2000:
   Total interest income.........................   $      14,315    $     15,223      $  15,825      $   15,712
   Total interest expense........................           7,465           8,440          8,900           9,051
   Provision for loan losses.....................           1,008           1,329          4,619           2,333
   Net interest income after
     provision for loan losses...................           5,842           5,454          2,306           4,829
   Investment securities gains (losses)..........             (27)              -             45             (13)
   Total noninterest income......................           2,522           2,638          2,512           2,229
   Total noninterest expense.....................           7,669           7,694          7,749           8,644
   Income tax expense............................             214              95         (1,128)           (886)
   Net income (loss).............................             454             303         (1,758)         (1,214)
   Per Common Share:
     Basic earnings (loss).......................   $         .10    $        .06      $    (.39)     $     (.27)
     Diluted earnings (loss).....................             .10             .06           (.38)           (.25)



In April 2002, the Company amended the Form 10Q filed for the period ended September 30, 2001. Net loans and total assets decreased $1,258,010 resulting from a restatement of charge-offs for the period. Net income and total shareholders' equity decreased $1,258,010 resulting from a restatement of the provision for loan losses of $962,549 and other operating expenses of $295,461.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's discussion of changes in its accountants are disclosed in:

         (i.)     The Company's Current Report on Form 8-K filed on May 16, 2000
         (ii.)    an amendment thereto on Form 8-K/A filed on May 30, 2000
         (iii.)   a Current Report on Form 8-K filed on September 28, 2000
         (iv.)    an amendment thereto on Form 8-K/A filed on October 10, 2000
         (v.)     a Current Report on Form 8-K filed on February 15, 2001.





              [The remainder of this page intentionally left blank]

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to the directors and nominees for director of the Company is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 2002. Information regarding the executive officers of the Company is included in Part I of this Report.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the section entitled "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the annual meeting of shareholders to be held during 2002.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 2002.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 2002.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held during 2002.



              [The remainder of this page intentionally left blank]

                                     PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index of documents filed as part of this report:


Community Bancshares, Inc. and Subsidiaries
Financial Statements                                                                                           Page(s)
                                                                                                               -------

Auditors' Report..........................................................................................      59
Consolidated Statements of Financial Condition as of
  December 31, 2001 and 2000..............................................................................      60

Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999........................................................................      61

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 2001, 2000 and 1999........................................................................      62

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999........................................................................   63-64

Notes to Consolidated Financial Statements -
  December 31, 2001, 2000 and 1999........................................................................  65-113

Quarterly Results (Unaudited).............................................................................     114


(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 2001:

(c) Exhibits


     3.1  Certificate of Incorporation, as amended and restated May 2000 (1)
     3.2  By-Laws of Registrant, as amended and restated May 2000 (2)
     4.1  Rights Agent Agreement, dated January 13, 1999, between Community
          Bancshares, Inc. and the Bank of New York (3)
     4.2  Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The
          Bank of New York (4)
    10.1  Promissory  Note,  Guaranty  and Pledge  Agreement,  dated  December  1, 1998,  by and between Community Bancshares, Inc. and Colonial Bank, N.A. (5)
    10.2  Plan document for the Community  Bancshares,  Inc.  Benefit  Restoration  Plan adopted
          April 12, 1994, effective January 1, 1995 (6) (*)
    10.3  Subordinated  Promissory Note, dated October 4, 1994,  between  Community  Bancshares,
          Inc. as borrower and Jeffrey K. Cornelius as holder (7)
    10.4  Employment Agreement,  dated March 28, 1996 by and between Kennon R. Patterson,  Sr. and Community
          Bancshares, Inc. (8) (*)
    10.5  Amendment to Employment  Agreement,  dated October 14, 1999, by and between  Kennon R.  Patterson,
          Sr. and Community Bancshares, Inc. (9) (*)




 10.6     Stock Option Agreement between Community  Bancshares,  Inc. and Robert O. Summerford, dated March
          27, 1997 (10) (*)
 10.7     Stock Option Agreement between Community  Bancshares,  Inc. and Denny Kelly,  dated March 26, 1998
          (11) (*)
 10.8     Stock Option Agreement between Community Bancshares,  Inc. and Loy McGruder,  dated March 26, 1998
          (12) (*)
 10.9     Form of Stock Option Agreement between Community  Bancshares,  Inc. and grantees,  dated March 26,
          1998 (13) (*)
 10.10    Form of Change in Control  Agreement  between  Community  Bancshares,  Inc.  and each of Kennon R.
          Patterson, Sr. and Loy McGruder dated December 4, 1999 (14) (*)
 10.11    Form of Stock Option Agreement for Non-Employee  Directors  between  Community Bancshares,  Inc., and each of Glynn Debter,  Roy B.  Jackson,  John J. Lewis,  Jr., Merritt  Robbins and Robert O.
          Summerford, dated December 4, 1999 (15) (*)
 10.12    Form of Stock Option  Agreement for Employees  between  Community  Bancshares,  Inc.,  and each of
          Kennon R. Patterson, Sr., Bishop K. Walker,  Jr., Denny Kelly,  and Loy McGruder, dated December
          4, 1999 (16) (*)
 10.13    Amended and Restated  Declaration  of Trust,  dated March 23, 2000, by and between The Bank of New
          York  (Delaware),  The Bank of New York,  Community  Bancshares,  Inc. and Community  (AL) Capital
          Trust I (17)
 10.14    Guarantee  Agreement,  dated March 23, 2000,  by and between  Community  Bancshares,  Inc. and The
          Bank of New York (18)
 10.15    Placement  Agreement,  dated March 23, 2000,  between  Community  (AL) Capital Trust I, Community
          Bancshares, Inc. and Salomon Smith Barney, Inc. (19)
 10.16    Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee
          (20)
 10.17    Addendum to Lease Agreement and Loan Agreement, dated May 31,2000, between REM, LLC and Community
          Bank (21)
 10.18    Lease Agreement, dated June 1, 2000, between Debter Properties, LLC, as lessor, and Community
          Bank, as lessee (22)
 10.19    Addendum to Lease Agreement and Loan Agreement, dated June 1, 2000, between Debter Properties, LLC and Community Bank (23)
 10.20    Form of Amendment to Nonqualified Stock Option Agreement,  between Community Bancshares, Inc. and grantee, dated December 12, 2000 (24) (*)
 10.21    Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and
          Kerri C. Newton (25)(*)
 10.22    Form of Stock Option Agreement  between Community  Bancshares,  Inc. and each Kennon R. Patterson,
          Sr.,  Glynn  Debter, Roy B. Jackson,  Denny Kelly,  John J. Lewis,  Jr., Loy McGruder,  Kennon R.
          Patterson,  Jr., Merritt Robbins,  Robert O. Summerford, Jimmie Trotter and Kerri Newton dated
          December 18, 2001(*)
 10.23    Stock Purchase  Agreement  dated January,  2002 between  Community  Bancshares,  Inc. and Denny G.
          Kelly and Arlene S. Kelly (*)
 10.24    Stock Purchase  Agreement dated January,  2002 between Community  Bancshares,  Inc. and Bishop K.
          Walker and Wanda W. Walker (*)
 10.25    Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community
          Bancshares, Inc. and Community Bank (*)
 10.26    Severance Agreement dated the 9th day of  January,  2002 by and  between  Bishop K.  Walker and
          Community Bancshares, Inc. and Community Bank (*)
 10.27    Acquisition Agreement dated December 21, 2001 by and among First Farmers and Merchants
          Corporation, First Farmers and Merchants National Bank of Columbia, Community Bank and Community
          Bancshares, Inc.
 10.28   Supplemental Agreement dated January 23, 2002 between First Farmers and Merchants Corporation,
          First Farmers and Merchants National Bank of Columbia, Community Bank and Community Bancshares,
          Inc.



10.29     Acquisition Agreement dated the 25th day of February, 2002 by and between First Southern National Bank and Community Bank
10.30     Acquisition Agreement dated the 25th day of February, 2002 by and between Peoples Bank of North Alabama and Community Bank
10.31     Amendment to Subordinated  Promissory Note, dated March 26, 2002,  between Community  Bancshares,
          Inc. and Jeffrey K. Cornelius
11        Statement of computation of per share earnings
12        Statement of computation of ratios
21        Subsidiaries of the Registrant



Notes to Exhibits:



(1)   Filed as Exhibit 3.2 to Form 10-Q for the quarter  ended June 30, 2000,  and  incorporated  herein by reference
(2)   Filed as Exhibit 3.1 to Form 10-Q for the quarter  ended June 30, 2000,  and  incorporated  herein by reference
(3)   Filed as Exhibit 4.1 to Form 8-A, filed January 21, 1999, and incorporated herein by reference
(4)   Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000,  and  incorporated  herein by reference
(5)   Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 1998, and  incorporated  herein by reference
(6)   Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
(7)   Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference
(8)   Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference
(9)   Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference
(10)  Filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
(11)  Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference
(12)  Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference
(13)  Filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference
(14)  Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference
(15)  Filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference
(16)  Filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference
(17)  Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and  incorporated  herein by reference
(18)  Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and  incorporated  herein by reference
(19)  Filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2000, and  incorporated  herein by reference
(20)  Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000,  and  incorporated  herein by reference




(21)  Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000,  and  incorporated  herein by reference
(22)  Filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000,  and  incorporated  herein by reference
(23)  Filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2000,  and  incorporated  herein by reference
(24)  Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference
(25)  Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference

(*)   Management contract or compensation plan or arrangement



Certain financial statements, schedules and exhibits have been omitted because they are not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the city of Blountsville, State of Alabama, on April 15, 2002.




                                        COMMUNITY BANCSHARES, INC.




                                        By: /s/ Kennon R. Patterson, Sr.
                                           -------------------------------
                                           KENNON R. PATTERSON, SR.
                                           CHAIRMAN AND CHIEF EXECUTIVE
                                           OFFICER

                                       By: /s/ Kerri C. Newton
                                          -------------------------------
                                          KERRI C. NEWTON
                                          CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.




       Signature
-----------------------------


/s/ Kennon R. Patterson, Sr.
----------------------------
KENNON R. PATTERSON, SR.                Chairman of the Board, President,
                                        Chief Executive Officer, Director
                                          (principal executive officer)
/s/ Kerri C. Newton
----------------------------
KERRI C. NEWTON                         Chief Financial Officer (principal
                                              accounting officer)

/s/ Glynn Debter
----------------------------
GLYNN DEBTER                                  Director

/s/ Roy B. Jackson
----------------------------
ROY B. JACKSON                                Director





----------------------------
DENNY KELLY                                   Director


/s/ John J. Lewis, Jr.
----------------------------
JOHN J. LEWIS, JR.                            Director


/s/ Loy McGruder
-----------------------------
LOY MCGRUDER                                  Director



/s/ Kennon R. Patterson, Jr.
----------------------------
KENNON R. PATTERSON, JR.                      Director


/s/ Merritt Robbins
----------------------------
MERRITT ROBBINS                               Director



/s/ Robert O. Summerford
----------------------------
ROBERT O. SUMMERFORD                          Director



/s/ Jimmie Trotter
----------------------------
JIMMIE TROTTER                                Director

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               ------------------



                                   EXHIBITS TO

                           ANNUAL REPORT ON FORM 10-K



                                     FOR THE

                          YEAR ENDED DECEMBER 31, 2001


                               ------------------



                           COMMUNITY BANCSHARES, INC.

                                68149 MAIN STREET

                           BLOUNTSVILLE, ALABAMA 35031



--------------------------------------------------------------------------------

(c) Exhibits

         3.1      Certificate of Incorporation, as amended and restated May 2000
                  (1)
         3.2      By-Laws of Registrant, as amended and restated May 2000 (2)
         4.1      Rights Agent Agreement, dated January 13, 1999, between
                  Community Bancshares, Inc. and the Bank of New York (3)
         4.2      Indenture, dated March 23, 2000, by and between Community
                  Bancshares, Inc. and The Bank of New York (4)
         10.1     Promissory Note, Guaranty and Pledge Agreement, dated December
                  1, 1998, by and between Community Bancshares, Inc. and
                  Colonial Bank, N.A. (5)
         10.2     Plan document for the Community Bancshares, Inc. Benefit
                  Restoration Plan adopted April 12, 1994, effective January 1,
                  1995 (6) (*)
         10.3     Subordinated Promissory Note, dated October 4, 1994, between
                  Community Bancshares, Inc. as borrower and Jeffrey K.
                  Cornelius as holder (7)
         10.4     Employment Agreement, dated March 28, 1996 by and between
                  Kennon R. Patterson, Sr. and Community Bancshares, Inc. (8)
                  (*)
         10.5     Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares,
                  Inc. (9) (*)
         10.6     Stock Option Agreement between Community Bancshares, Inc. and
                  Robert O. Summerford, dated March 27, 1997 (10) (*)
         10.7     Stock Option Agreement between Community Bancshares, Inc. and
                  Denny Kelly, dated March 26, 1998 (11) (*)
         10.8     Stock Option Agreement between Community Bancshares, Inc. and
                  Loy McGruder, dated March 26, 1998 (12) (*)
         10.9     Form of Stock Option Agreement between Community Bancshares,
                  Inc. and grantees, dated March 26, 1998 (13) (*)
         10.10    Form of Change in Control Agreement between Community
                  Bancshares, Inc. and each of Kennon R. Patterson, Sr. and Loy
                  McGruder dated December 4, 1999 (14) (*)
         10.11    Form of Stock Option Agreement for Non-Employee Directors
                  between Community Bancshares, Inc., and each of Glynn Debter,
                  Roy B. Jackson, John J. Lewis, Jr., Merritt Robbins and Robert
                  O. Summerford, dated December 4, 1999 (15) (*)
         10.12    Form of Stock Option Agreement for Employees between Community
                  Bancshares, Inc., and each of Kennon R. Patterson, Sr., Bishop
                  K. Walker, Jr., Denny Kelly and Loy McGruder dated December 4,
                  1999 (16) (*)
         10.13    Amended and Restated Declaration of Trust, dated March 23,
                  2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL)
                  Capital Trust I (17)
         10.14    Guarantee Agreement, dated March 23, 2000, by and between
                  Community Bancshares, Inc. and The Bank of New York (18)
         10.15    Placement Agreement, dated March 23, 2000, between Community
                  (AL) Capital Trust I, Community Bancshares, Inc. and Salomon
                  Smith Barney, Inc. (19)
         10.16    Lease Agreement, dated May 31, 2000, between REM, LLC, as
                  lessor, and Community Bank, as lessee (20)
         10.17    Addendum to Lease Agreement and Loan Agreement, dated May
                  31,2000, between REM, LLC and Community Bank (21)
         10.18    Lease Agreement, dated June 1, 2000, between Debter
                  Properties, LLC, as lessor, and Community Bank, as lessee (22)

         10.19    Addendum to Lease Agreement and Loan Agreement, dated June 1,
                  2000, between Debter Properties, LLC and Community Bank (23)
         10.20    Form of Amendment to Nonqualified Stock Option Agreement,
                  between Community Bancshares, Inc. and grantee, dated December
                  12, 2000 (24) (*)
         10.21    Change in Control Agreement, dated September 18, 2001, between
                  Community Bancshares, Inc. and Kerri C. Newton (25)(*)
         10.22    Form of Stock Option Agreement between Community Bancshares,
                  Inc. and each Kennon R. Patterson, Sr., Glynn Debter, Roy B.
                  Jackson, Denny Kelly, John J. Lewis, Jr., Loy McGruder, Kennon
                  R. Patterson, Jr., Merritt Robbins, Robert O. Summerford,
                  Jimmie Trotter and Kerri Newton dated December 18, 2001 (*)
         10.23    Stock Purchase Agreement dated January, 2002 between Community
                  Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (*)
         10.24    Stock Purchase Agreement dated January, 2002 between Community
                  Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (*)
         10.25    Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and
                  Community Bank (*)
         10.26    Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and
                  Community Bank (*)
         10.27    Acquisition Agreement dated December 21, 2001 by and among
                  First Farmers and Merchants Corporation, First Farmers and
                  Merchants National Bank of Columbia, Community Bank and
                  Community Bancshares, Inc.
         10.28    Supplemental Agreement dated January 23, 2002 between First
                  Farmers and Merchants Corporation, First Farmers and Merchants
                  National Bank of Columbia, Community Bank and Community
                  Bancshares, Inc.
         10.29    Acquisition Agreement dated the 25th day of February, 2002 by and between First Southern National Bank and Community Bank
         10.30    Acquisition Agreement dated the 25th day of February, 2002 by and between Peoples Bank of North Alabama and Community Bank
         10.31    Amendment to Subordinated Promissory Note, dated March 26,
                  2002, between Community Bancshares, Inc. and Jeffrey K.
                  Cornelius
         11       Statement of computation of per share earnings
         12       Statement of computation of ratios
         21       Subsidiaries of the Registrant

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

         (8)      Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended
                  September 30, 1998, and incorporated herein by reference
         (9)      Filed as Exhibit 10.2 to Form 10-Q for the quarter ended
                  September 30, 1999, and incorporated herein by reference
         (10)     Filed as Exhibit 10.47 to Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference
         (11)     Filed as Exhibit 10.38 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (12)     Filed as Exhibit 10.40 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (13)     Filed as Exhibit 10.41 to Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference
         (14)     Filed as Exhibit 10.32 to Form 10-K for the year ended
                  December 31, 1999, and incorporated herein by reference
         (15)     Filed as Exhibit 10.33 to From 10-K for the year ended
                  December 31, 1999, and incorporated herein by reference
         (16)     Filed as Exhibit 10.34 to Form 10-K for the year ended
                  December 31, 1999, and incorporated herein by reference
         (17)     Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March
                  31, 2000, and incorporated herein by reference
         (18)     Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March
                  31, 2000, and incorporated herein by reference
         (19)     Filed as Exhibit 10.4 to Form 10-Q for the quarter ended March
                  31, 2000, and incorporated herein by reference
         (20)     Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June
                  30, 2000, and incorporated herein by reference
         (21)     Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June
                  30, 2000, and incorporated herein by reference
         (22)     Filed as Exhibit 10.3 to Form 10-Q for the quarter ended June
                  30, 2000, and incorporated herein by reference
         (23)     Filed as Exhibit 10.4 to Form 10-Q for the quarter ended June
                  30, 2000, and incorporated herein by reference
         (24)     Filed as Exhibit 10.45 to Form 10-K for the year ended
                  December 31, 2000, and incorporated herein by reference
         (25)     Filed as Exhibit 10.1 to Form 10-Q for the quarter ended
                  September 30, 2001, and incorporated herein by reference.
         (*)      Management contract or compensation plan or arrangement

Certain financial statements schedules and exhibits have been omitted because they are not applicable.