Form 10-Q
period 2002-03-31
COMMUNITY BANCSHARES INC /DE/
filed 2002-05-15
CIK 752195

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 000-16461

                           COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                   63-0868361
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                                68149 Main Street
                           Blountsville, Alabama 35031
                    (Address of principal executive offices)

                                 (205) 429-1000
                         (Registrant's telephone number)






         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 |X| yes |_| no


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING 5 YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |_|yes |_|no


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of May 8, 2002, there were 4,637,855 shares of the registrant's common stock, $.10 par value shares, outstanding.

                                    Form 10-Q

                           COMMUNITY BANCSHARES, INC.

                                 March 31, 2002



                                TABLE OF CONTENTS

                                                                                                           Page No.
Part 1 - Financial Information

  Item 1 - Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of March 31, 2002
              and December 31, 2001.......................................................................     3

           Consolidated Statements of Income For The Three Months Ended
              March 31, 2002 and 2001.....................................................................     4

           Consolidated Statements of Cash Flows For The Three Months
              Ended March 31, 2002 and 2001...............................................................     6

           Notes to Consolidated Financial Statements.....................................................     8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................    16

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....................................    22

Part 2 - Other Information

  Item 1 - Legal Proceedings..............................................................................    23

  Item 6 - Exhibits and Reports on Form 8-K...............................................................    23

Signatures

                                     PART 1
Item 1 - Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                            March 31, 2002     December 31, 2001
                                                                           ----------------    ------------------
Assets
   Cash  ................................................................  $      6,619,405      $      8,312,263
   Due from banks .......................................................        11,098,037            14,724,745
   Interest-bearing deposits with banks. ................................           200,000               200,000
   Federal funds sold ...................................................        45,395,000            30,000,000
   Securities available for sale ........................................       111,383,948           121,679,303
   Loans ................................................................       465,532,536           501,583,650
   Less: Unearned income. ...............................................            57,627                63,991
      Allowance for loan losses .........................................         7,201,046             7,292,370
                                                                           ----------------      ----------------
      Net Loans .........................................................       458,273,863           494,227,289
   Premises and equipment, net ..........................................        37,192,064            39,626,868
   Accrued interest. ....................................................         5,730,234             7,061,043
   Intangibles, net. ....................................................         2,608,855             2,629,682
   Other real estate ....................................................         4,446,638             4,287,273
   Other assets .........................................................         7,653,850             6,733,102
                                                                           ----------------      ----------------
      Total Assets.......................................................  $    690,601,894      $    729,481,568
                                                                           ================      ================

Liabilities and Shareholders' Equity
   Deposits:
      Noninterest-bearing................................................  $     68,880,565      $     67,695,615
      Interest-bearing...................................................       508,756,203           550,010,415
                                                                           ----------------      ----------------
         Total Deposits .................................................       577,636,768           617,706,030
   Other short-term borrowings ..........................................         4,835,216             4,359,927
   Accrued interest. ....................................................         4,471,008             4,400,000
   FHLB borrowing .......................................................        38,000,000            38,000,000
   Capitalized lease obligations ........................................         5,735,087             5,766,076
   Long-term debt .......................................................         4,396,052             4,666,599
   Guaranteed preferred beneficial interest in the Company's junior
      subordinated deferrable interest debentures .......................        10,000,000            10,000,000
   Other liabilities ....................................................         3,759,551             3,917,567
                                                                           ----------------      ----------------
      Total Liabilities .................................................       648,833,682           688,816,199

Shareholders' Equity
   Preferred stock, par value $.01 per share, 200,000 shares
      authorized, no shares issued ......................................                 -                     -
   Common stock, par value $.10 per share, 20,000,000 shares
      authorized, 4,826,601and 4,808,331 shares issued, as of
      March 31, 2002 and December 31 2001, respectively..................           482,660               480,833
   Capital surplus ......................................................        30,933,881            30,753,008
   Retained earnings ....................................................        13,622,813            12,390,300
   Treasury Stock, 20,803 shares ........................................          (396,768)             (396,768)
   Unearned ESOP shares - 167,943 and 174,267 shares as of
      March 31, 2002 and December 31, 2001, respectively.................        (2,254,662)           (2,317,902)
   Accumulated other comprehensive loss..................................          (619,712)             (244,102)
                                                                           ----------------      ----------------
      Total Shareholders' Equity ........................................        41,768,212            40,665,369
                                                                           ----------------      ----------------

Total Liabilities and Shareholders' Equity...............................  $    690,601,894      $    729,481,568
                                                                           ================      ================

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                             For the Three Months Ended March 31,
                                                                                  2002                  2001
                                                                            ----------------     ---------------
Interest Income
   Interest and fees on loans............................................   $     11,014,615     $    13,416,990
   Interest on investment securities:
     Taxable securities..................................................          1,550,545           1,344,085
     Securities exempt from federal income taxes ........................            145,088             199,809
   Interest on federal funds sold .......................................            143,083             127,021
   Interest on deposits in other banks ..................................              6,994              17,315
                                                                            ----------------     ---------------
     Total Interest Income ..............................................         12,860,325          15,105,220
                                                                            ----------------     ---------------

Interest Expense
   Interest on deposits .................................................          4,899,885           7,697,670
   Interest on other short-term borrowings ..............................             18,897              36,691
   Interest on capitalized lease obligations.............................             68,698             569,609
   FHLB borrowings ......................................................            563,350             122,499
   Interest on long-term debt. ..........................................             53,898             116,208
   Interest on guaranteed preferred beneficial interest in the
     Company's junior subordinated deferrable interest debentures........            280,303             271,875
                                                                            ----------------     ---------------
     Total Interest Expense. ............................................          5,885,031           8,814,552
                                                                            ----------------     ---------------

Net Interest Income......................................................          6,975,294           6,290,668
   Provision for loan losses ............................................          1,040,419             951,118
                                                                            ----------------     ---------------

Net Interest Income After Provision For Loan Losses......................          5,934,875           5,339,550

Noninterest Income
   Service charges on deposits ..........................................            985,081           1,026,102
   Insurance commissions.................................................            535,128             540,842
   Bank club dues .......................................................            156,396             169,431
   Debt cancellation fees ...............................................             72,955             152,067
   Gain on sale of branches..............................................          1,551,443                  --
   Other operating income ...............................................            217,060             433,526
   Investment securities gains ..........................................             16,646             353,015
                                                                            ----------------     ---------------
     Total Noninterest Income............................................          3,534,709           2,674,983
                                                                            ----------------     ---------------

Noninterest Expenses
   Salaries and employee benefits .......................................          3,978,539           4,081,442
   Occupancy expense ....................................................            755,347             712,088
   Furniture and equipment expense. .....................................            464,014             449,806
   Director and committee fees ..........................................            107,600             117,498
   Loss on disposal of premises and equipment............................            395,575              13,195
   Other operating expenses .............................................          1,921,876           1,503,755
                                                                            ----------------     ----------------
     Total Noninterest Expenses .........................................          7,622,951           6,877,784
                                                                            ----------------     ---------------

Income before income taxes ..............................................          1,846,633           1,136,749
Income tax expense.......................................................            614,120             331,659
                                                                            ----------------     ---------------

     Net Income..........................................................   $      1,232,513     $       805,090
                                                                            ================     ===============

Earnings per common share - basic........................................   $           0.27     $          0.18
Earnings per common share - diluted......................................   $           0.27     $          0.18
Dividends per share......................................................   $             --     $            --

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                             For the Three Months Ended March 31,
                                                                                    2002                2001
                                                                              ----------------     ---------------
Net Income................................................................  $      1,232,513     $       805,090

Components of other comprehensive income:
   Unrealized holding gains (losses) arising during the period
     before income tax and reclassification adjustments ..................          (609,370)            864,531
   Reclassification adjustments for net gains (losses)
     included in net income...............................................           (16,646)           (353,015)
                                                                                 ------------       -------------
   Other comprehensive gains (losses), before income taxes ...............          (626,016)            511,516
   Income tax expense (benefit) related to other comprehensive income.....          (250,406)            204,607
                                                                            ----------------     ---------------
   Total other comprehensive income (loss), net of income tax.............          (375,610)            306,909
                                                                            ----------------     ---------------

Comprehensive income......................................................  $        856,903     $     1,111,999
                                                                            ================      ==============

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                             For the Three Months Ended March 31,
                                                                                   2002                 2001
                                                                             ----------------     ---------------
Operating Activities:
   Net income...........................................................      $     1,232,513    $        805,090
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses ...........................................            1,040,419             951,118
   Provision for depreciation and amortization .........................              566,866             632,593
   Amortization of investment security premiums and accretion
      of discounts............... ......................................               73,075              20,335
   Deferred tax expense (benefit) ......................................              164,908            (146,684)
   Realized investment security gains. .................................              (16,646)           (353,015)
   Gain on sale of  branches............................................           (1,551,443)                  -
   Loss on sale of premises and equipment ..............................              395,575              13,195
   Decrease in accrued interest receivable. ............................            1,133,827           1,157,456
   Increase in accrued interest payable ................................              244,834             299,310
   Other ...............................................................             (844,973)         (1,417,245)
                                                                              ----------------   ----------------
      Net cash provided by operating
         activities ....................................................            2,438,955           1,962,153
                                                                              ---------------    ----------------
Investing Activities:
   Proceeds from sales of securities available for sale ................           11,597,387           9,652,796
   Proceeds from maturity of securities available for sale .............            2,000,000          15,692,087
   Purchase of securities available for sale  ..........................           (3,984,476)        (27,916,121)
   Net decrease in loans to customers ..................................           10,719,993           2,385,997
   Proceeds from sale of premises and equipment. .......................               60,350              87,478
   Capital expenditures ................................................             (136,100)           (959,358)
   Net proceeds from sale of other real estate .........................              177,903                  --
   Cash paid in branch sale.............................................           (8,294,497)                 --
                                                                              ---------------    ----------------
      Net cash provided by (used) in investing activities ..............           12,140,560          (1,057,121)
                                                                              ---------------    ----------------
Financing Activities:
   Net increase (decrease) in demand deposits, NOW accounts, savings
      and time open deposit accounts....................................            6,614,878          (2,975,141)
   Net (decrease) increase in certificates of deposit ..................          (11,355,951)          8,731,988
   Net increase (decrease) in short-term borrowings ....................              475,289            (682,837)
   Net decrease in capitalized lease obligations .......................              (30,989)            (18,399)
   Repayment of long-term debt .........................................             (207,308)           (239,851)
   Issuance of common stock. ...........................................                   --             209,865
                                                                              ---------------    ----------------
         Net cash (used) provided by financing activities ..............           (4,504,081)          5,025,625
                                                                              ----------------   ----------------
Net increase in cash and cash equivalents ..............................           10,075,434           5,930,657
Cash and cash equivalents at beginning of year .........................           53,037,008          29,006,611
                                                                              ---------------    ----------------

Cash and cash equivalents at end of period..............................      $    63,112,442    $     34,937,268
                                                                              ===============    ================


                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                             For the Three Months Ended March 31,
                                                                                  2002                  2001
                                                                            ----------------     ---------------

Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest.............................................................      $     5,814,023    $      9,122,290
   Income taxes.........................................................                  947               3,530

Supplemental schedule of non-cash investing and financing activities:

   Real estate acquired through foreclosure.............................      $     1,246,862    $        469,994
   Assets (except cash) disposed of in branch sale......................           25,660,924                  --
   Deposit liabilities including accrued interest released in
     branch sale........................................................           35,502,014                  --

                 See notes to consolidated financial statements


              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


NOTE 1 - GENERAL

         The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly-owned subsidiaries, collectively, hereinafter referred to as the "Company". The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain reclassifications of prior years' amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or shareholders' equity.


NOTE 2 - BUSINESS COMBINATIONS

         Community Bank closed on the sale of loans, deposits and property of its two bank offices located in Pulaski, Tennessee on March 31, 2002. The Company paid cash of $8,294,497 (includes vault cash and cash items) in settlement of the sale and recognized a gain on the sale of $1,551,443 representing the premium received on deposits less the discount given on loans and fixed assets. Total assets sold in the transaction approximated $25,925,000 of which loans (including accrued interest) and fixed assets were sold totaling $23,965,982 and $1,568,940, respectively, while deposit liabilities (including accrued interest) of $35,502,014 were sold.


NOTE 3 - CAPITAL SECURITIES

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

NOTE 4 - SEGMENT REPORTING

         All of the Company's offices offer similar products and services, are located in the same geographic region and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide sufficent detail related to segment reporting.


NOTE 5 - CONTINGENCIES

Background

         At a meeting of Community Bank's Board of Directors on June 20, 2000, a director brought to the attention of the Board the total amount of money Community Bank had paid subcontractors in connection with the construction of a new Community Bank office. Management of the Company commenced an investigation of the expenditures. At the request of management, the architects and subcontractors involved in the construction project made presentations to the Boards of Directors of the Company and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the Board of Directors of Community Bank, another director made a presentation alleging that Community Bank had been overcharged by subcontractors on that construction project and another ongoing construction project. On July 18, 2000, the Boards of Directors of the Company and Community Bank appointed a joint committee comprised of independent directors of the Company and of Community Bank to investigate the alleged overcharges. Upon completion of its investigation, the joint committee is to inform the Boards of Directors of the Company and Community Bank of its findings and recommendations. The joint committee retained legal counsel and an independent accounting firm to assist the committee in its investigation. Management has also been informed that the directors of Community Bank who alleged the construction overcharges have contacted bank regulatory agencies and law enforcement authorities. Management believes that these agencies and authorities either have conducted or are currently conducting investigations regarding this matter.

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

         On August 15, 2000, the plaintiffs filed an amended complaint adding Andy C. Mann, a shareholder of the Company, as a plaintiff and adding a former director of the Company and Community Bank as a defendant. The amended complaint generally reiterates the allegations of the original complaint. In addition, the amended complaint alleges that Community Bank was overcharged on all construction projects from January 1997 to August 2000. The amended complaint also alleges that the defendants breached their fiduciary duties and were guilty of gross financial mismanagement, including allegations concerning the making or approval of certain loans and taking allegedly improper actions to conceal the fact that certain loans were uncollectible. On September 18, 2000 the plaintiffs filed a second amended complaint. The second amended complaint generally reiterates the allegations of the original and first amended complaints. In addition, the second amended complaint alleges that the plaintiffs were improperly denied their rights to inspect and copy certain records of the Company and Community Bank. The second amended complaint also alleges that the directors of the Company abdicated their roles as directors either by express agreement or as a result of wantonness and gross negligence. The second amended complaint asserts that the counts involving inspection of corporate records and director abdication are individual, nonderivative claims. The second amended complaint seeks, on behalf of the Company, an unspecified amount of compensatory damages in excess of $1 million, punitive damages, disgorgement of allegedly improperly paid profits and appropriate equitable relief. Upon motion of the defendants, the case was transferred to the state Circuit Court in Blount County, Alabama by order dated September 21, 2000, as amended on October 12, 2000.

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

Employee Litigation

         On November 15, 2000, Michael W. Alred and Michael A. Bean, two former directors and executive officers of Community Bank, filed suit against Community Bank in the United States District Court for the Northern District of Alabama alleging that their employment was wrongfully terminated for allegedly providing information to bank regulatory and law enforcement authorities concerning possible violations of laws and regulations, gross mismanagement, gross waste of funds and abuse of authority by Community Bank, its directors, officers and employees. According to the complaint, the information which these two individuals provided to authorities concerned certain bank construction projects, specific loans, charge-offs, expenses and past due accounts. The complaint seeks reinstatement of the plaintiffs to their former positions as officers and directors of Community Bank as well as compensatory and punitive damages. Community Bank and its directors believe this lawsuit is without merit and intend to defend the action vigorously. Management of the Company believes that this action will not have a material adverse effect on the Company's financial condition or results of operations. Regardless of the outcome, the litigation could be costly, time consuming and a diversion of management's attention.

General

         The Company and its subsidiaries are from time to time also parties to other legal proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that no such proceedings, if resulting in an outcome unfavorable to the Company, will, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

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


NOTE 6 - SUBSEQUENT EVENTS

         On May 03, 2002, Community Bank consummated the sale of its Rainsville and Ft. Payne bank offices and recorded a gain of approximately $1,588,000, representing an 8% premium on the 30-day average of core deposits equaling approximately $1,645,000 less a discount on loans of approximately $57,000.

         The sale of the Bank's Marshall County offices is expected to occur on May 31, 2002, assuming satisfaction of customary conditions prior to closing. This transaction is expected to result in a gain representing an 8% premium on the 30 day average of core deposits less the agreed upon discount on loans.

              [The remainder of this page intentionally left blank]

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes ABP Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. Prior to the issuance of this statement, subject to certain criteria, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The two methods produce different financial statement results. The single-method approach used in SFAS No. 141 reflects the conclusion that virtually all business combinations are acquisitions and therefore should be accounted for in the same manner as other asset acquisitions based on the values exchanged. This statement provides expanded and revised guidance related to the allocation of the purchase price to goodwill and other intangibles arising from the business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 has not had a material effect on the Company's consolidated financial statements.

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The major changes resulting from this statement relate to the establishment of a single method for the recognition of impairment losses on long-lived assets to be held and used whether from discontinuance of a business segment or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement has not had a material effect on the Company's consolidated financial statements.




              [The remainder of this page intentionally left blank]

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion is intended to assist in an understanding of the financial condition and results of operations of Community Bancshares, Inc. (the "Company) and its subsidiaries. Unless the context otherwise indicates, the Company shall include the Company and its subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in
Item 1 of this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Forward looking information

         Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, economic prospects of market areas, dividends, pending litigation, branch office divestitures, non-compliant or impaired loans, capital requirements, operating strategy, deposits, consumer base, allowance for loan losses, non-performing assets, interest rate sensitivity, market risk and impact of inflation. We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company's interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.


FINANCIAL CONDITION

March 31, 2002 compared to December 31, 2001

Summary

         Total assets at March 31, 2002 were approximately $690,602,000, down from approximately $729,482,000 at December 31, 2001. The decrease in total assets was mainly attributable to both the sale of Community Bank's Pulaski, Tennessee branches as well as an overall decrease in loan volume. Refer to "Notes to Consolidated Financial Statements, Note 2-Business Combinations" throughout the discussion of financial condition.

Earning Assets

         The earning assets of the Company are mainly composed of investment securities, federal funds sold and loans. Investment securities decreased $10,295,000, or 8.5%, to approximately $111,384,000 at March 31, 2002 from approximately $121,679,000 at December 31, 2001. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Short-term investments in the form of interest-bearing deposits with banks were $200,000 at both March 31, 2002 and December 31, 2001. The Company had $45,395,000 in federal funds sold at March 31, 2002, compared to $30,000,000 at December 31, 2001, representing an increase of $15,395,000, or 51.3%. The increase in federal funds sold was primarily due to the decline in outstanding loans during the first quarter of 2002. Management has also kept federal funds sold balances at high levels in anticipation of funding necessary to consummate the sale of its branch offices.

       Loans comprise the largest single category of the Company's earning assets. Loans, net of unearned income, were approximately $465,475,000 at March 31, 2002 down $36,045,000, or 7.2%, from $501,520,000 at December 31, 2001. This decrease is partly attributable to the sale of the loan portfolio in the Pulaski, Tennessee branches sale, but the Company continues to experience a decline in total loans because of economic downturns, the tightening of the Company's credit standards, and increased charge-offs of loans made in previous years.

Nonperforming Assets and Past Due Loans

         Between December 31, 2001 and March 31, 2002, the ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccruing loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) declined from 58.37% at year-end 2001 to 55.19% at March 31, 2002. The ratio of total nonperforming assets to total assets increased to 1.89% at March 31, 2002 from 1.71% at year-end 2001, while the ratio of nonperforming loans to total loans, net of unearned income, increased to 1.85% at March 31, 2002 from 1.64% at December 31, 2001. These changes were primarily due to an increase in nonaccruing loans of $764,000, or 13.0%, to approximately $6,623,000 at March 31, 2002 from $5,859,000 at December 31, 2001 and an increase in other real estate of $160,000, or 3.7%, to approximately $4,447,000 at March 31, 2002 from approximately $4,287,000 at December 31, 2001. These increases were partially offset by a decline in loans past due 90 days or more of $368,000, or 15.7%, to approximately $1,978,000 at March 31, 2002 from approximately $2,346,000 at December 31, 2001. Total nonperforming assets increased $556,000, or 4.5%, to approximately $13,048,000 at March 31, 2002 from approximately $12,492,000 at December 31, 2001. In their efforts to improve the asset quality and credit standards of the Company, management continues to recognize problem credits in a more timely manner through the loan review process implemented in 2001.

Funding

         The Company's primary sources of funding are from deposits from the customers of Community Bank and from other short-term and long-term borrowings. Total deposits of approximately $577,637,000 at March 31, 2002 reflected a decrease of $40,069,000, or 6.5%, from approximately $617,706,000 at year-end 2001. Deposits are Community Bank's primary source of funds. Noninterest-bearing deposits increased $1,185,000, or 1.8%, to approximately $68,881,000 at March 31, 2002 from approximately $67,696,000 at December 31, 2001, while interest-bearing deposits decreased $41,254,000, or 7.5%, to approximately $508,756,000 at March 31, 2002 from approximately $550,010,000 at December 31, 2001. Certificates of deposit of $100,000 or more decreased $12,299,000, or 10.3%, to approximately $107,237,000 at March 31, 2002 from, approximately $119,536,000 at December 31, 2001. The sale of the Pulaski, Tennessee branches attributed to approximately $35,328,000 of the decrease in total deposits.

         Total short-term liabilities increased approximately $475,000, or 10.9%, to approximately $4,835,000 at March 31, 2002 from approximately $4,360,000 at December 31, 2001. FHLB borrowings remained constant at $38,000,000 for both March 31, 2002 and December 31, 2001 while long-term debt decreased $271,000, or 5.8%, to approximately $4,396,000 at March 31, 2002 from approximately $4,667,000 at December 31, 2001.

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

Liquidity

         The following is a discussion of cash flows. The Company experienced an approximate $10,075,000 increase in cash and cash equivalents during the first three months of 2002. Cash provided by operating activities was approximately $2,439,000. Investing activities provided an increase of approximately $12,141,000 despite a cash payment of approximately $8,294,000 in the sale of Community Bank's Pulaski, Tennessee branches. This payment was offset by increases in cash from other investing activities such as proceeds from the sale or calls of securities and decreases in loans to customers. Financing activities used approximately $4,504,000 of cash and cash equivalents for the first quarter of 2002. Certificates of deposits decreased approximately $11,356,000 excluding any decreases for the Pulaski, Tennessee branches, but was partially offset by increases in cash from the growth of demand deposits, NOW deposits, and other savings deposits totaling approximately $6,615,000 also excluding any decreases due to the sale of the Pulaski, Tennessee branches.

         In addition to the sale of the Pulaski, Tennessee branches, Community Bank has entered into agreements to sell eight more of its banking offices in the second quarter of 2002. Under each agreement the purchaser will receive the assets of each banking office mostly consisting of loans and fixed assets and will assume the liabilities, most of which are deposits. The cash transaction will be based upon the assets, liabilities and premium due to Community Bank at the time of each closing. Since the remaining offices, as a whole, carry more deposits than loans and other assets, Community Bank will disburse funds as a result of the transactions. The DeKalb County sale closed on May 3, 2002. After all settlements are finalized, the cash paid out in the sale will be approximately $9.0 million. The Marshall County sale is expected to close on May 31, 2002 and although settlement amounts can not be determined until closing, management expects to pay as much as $12 to $13 million cash at settlement. Management expects the federal funds sold balance to remain at levels high enough to provide the funding of any cash disbursements upon the closing of these branch sales; however, these transactions will decrease the availability of liquid funds.

         Dividends paid by Community Bank are the primary source of funds available to the Company. The Company relies on dividends from Community Bank in order to pay expenses, service debt and pay dividends to shareholders. Certain restrictions exist regarding the ability of Community Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Although dividends from Community Bank are the primary source of funding, the Company also receives cash from Community Bank in the form of management fee income and generally retains cash for its portion of tax benefit on intercompany income tax settlements. Without dividends or management fee income from Community Bank, the Company would not be able to pay expenses or service debt. Management fees for the first quarter of 2002 were $75,000. Community Bank is unable to pay a dividend to the Company without prior approval of the regulatory authorities nor is the Company able to increase the management fee charged to Community Bank without the prior written approval of the Federal Reserve.

Capital Resources

         Total shareholders' equity at March 31, 2002 was 6.05% of total assets as compared to 5.57% at December 31, 2001. The increase experienced during the first three months of 2002 is primarily a result of increased retained earnings from net income of approximately $1,233,000 offset slightly by a decrease in accumulated other comprehensive income coupled with a decline in total assets attributable to the sale of the Pulaski, Tennessee branches.

         Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which includes common stock, retained earnings and guaranteed preferred beneficial interest in the Company's junior subordinate deferrable interest debentures, amounted to approximately $49,355,000 at March 31, 2002, compared to approximately $49,118,000 at December 31, 2001. Tier II capital components include supplemental capital components, such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-based capital, which was approximately $56,654,000 at March 31, 2002 as compared to $56,833,000 at year-end 2001. The percentage ratios, as calculated under the guidelines, for Tier I and Total Risk-based capital were 10.77% and 12.37%, respectively, at March 31, 2002, compared to 10.02% and 11.59%, respectively, at year-end 2001. At March 31, 2002, both Tier I and Total Risk-based capital of the Company exceeded the regulatory minimum ratios of 4% and 8%, respectively.

         Another important indicator of capital adequacy in the banking industry is the leverage ratio. The Tier I Leverage ratio is defined as the ratio that the Company's Tier I capital bears to total average assets minus goodwill. The Company's Tier I Leverage ratios were 6.83% and 6.70% at March 31, 2002 and December 31, 2001, respectively, exceeding the regulatory minimum requirement of 4%.


RESULTS OF OPERATIONS

Three months ended March 31, 2002 and 2001

Summary

         The Company's net income for the three months ended March 31, 2002 was approximately $1,233,000, an increase of $428,000, or 53.2%, from $805,000 for the same period in 2001. Both basic and diluted net income per share was $0.27 for the three months ended March 31, 2002, as compared to $0.18 for the same period in 2001. This increase during the first quarter of 2002 compared to the same period of 2001 resulted from an increase of approximately $684,000 or 10.9% in net interest income, before provision for loan losses, and an increase of $860,000, or 32.1%, in noninterest income offsetting an increase of approximately $745,000, or 10.8%, in noninterest expense during the first quarter of 2002 compared to the first quarter of 2001. The provision for loan losses increased $89,000, or 9.4%, to approximately $1,040,000 during the three months ended March 31, 2002, from approximately $951,000 in the same period of 2001.

Net Interest Income

         The following discussion is on a fully taxable equivalent basis. Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, was approximately $7,092,000 for the three months ended March 31, 2002. Net interest income, before provision for loan losses, increased $649,000, or 10.1%, from approximately $6,443,000 for the same period of 2001. Revenues from interest earning assets of the Company decreased $2,279,000, or 14.9%, to approximately $12,978,000 for the three months ended March 31, 2002 from approximately $15,257,000 for the same period in 2001. This decrease was due to lower yields on interest earning assets. Average earning assets outstanding during the first quarter of 2002 were approximately $646,085,000, which represents an increase of approximately $7,256,000, or 1.14%, from approximately $638,829,000 for the first quarter of 2001. The Company's fully taxable equivalent yield on its average earning assets decreased 154 basis points to 8.15% for the first three months of 2002, compared to 9.69% for the same period of 2001. This decrease is reflective of the overall decrease in interest rates experienced during the year 2001. Interest expense for the three months ended March 31, 2002 decreased approximately $2,928,000, or 33.2%, to $5,886,000 from $8,814,000 for the corresponding period of 2001. This decrease occurred due to a decline in rates paid on interest-bearing liabilities and more than offset the decline in income on interest-bearing assets. Average interest-bearing liabilities during the first quarter of 2002 were approximately $605,001,000, which represents an increase of $8,198,000, or 1.4%, from approximately $596,803,000 for the same period of 2002. The rate paid on average interest-bearing liabilities decreased 204 basis points to 3.95% for the three month period ended March 31, 2002, compared to 5.99% for the first three months of 2001. This decrease is also attributable to the overall decline in interest rates during the year 2001.

     The Company's net interest margin, on a fully taxable equivalent basis, for the three months ended March 31, 2002 increased 36 basis points to 4.45%, from 4.09% for the three months ended March 31, 2001, due to the increase in net interest income, on a fully taxable equivalent basis. Net interest margin is computed by dividing net interest income, on a fully taxable equivalent basis, by average interest earning assets. This ratio represents the difference between the average yield returned on average interest earning assets and the average rate paid on funds used to support those interest earning assets, including both interest-bearing and noninterest-bearing sources.

     The Company's net interest spread, on a fully taxable equivalent basis, for the three months ended March 31, 2002 increased 50 basis points to 4.20%, from 3.70% for the three months ended March 31, 2001, as the average cost of interest-bearing sources of funds decreased 204 basis points while the fully taxable equivalent average yield on interest earning assets decreased 154 basis points. Net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest-bearing sources of funds.

Provision for Loan Losses and Allowance for Loan Losses

         At March 31, 2002, the allowance for loan losses was $7,201,000 which represented a decrease of $91,000, or 1.2%, from the December 31, 2001 amount of $7,292,000. This decrease includes a decrease of approximately $278,000 as a result of the sale of the Pulaski, Tennessee branches. The provision for loan losses was $1,040,000 and $951,000 for the three months ended March 31, 2002 and 2001, respectively. This increase resulted from management's decision to make provisions for current losses in the loan portfolio as it continues its effort to improve the overall credit quality of the Company. In this effort, management has increased the allowance for loan losses account as a percent of loans to reserve for potential losses in the loan portfolio by recognizing additional provisions for loan loss expense. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 1.54% at March 31, 2002, compared to 1.45% at December 31, 2001. Loan charge-offs exceeded recoveries by $854,000 during the first three months of 2002, which represented an increase of $289,000, or 51.2%, from $565,000 for the same period during 2001. Management believes that the allowance for loan losses at March 31, 2002 is adequate; however, no assurance can be given that additional losses may not occur or that additional provisions to the allowance for loan losses will not be necessary.

Noninterest Income

         Noninterest income for the three months ended March 31, 2002 increased $860,000, or 32.1%, to approximately $3,535,000, from approximately $2,675,000 for the same period of 2001, due to a gain recognized on the sale of Community Bank's Pulaski, Tennessee branches. Service charges on deposit accounts decreased $41,000, or 4.0%, to approximately $985,000 for the first quarter of 2002 from approximately $1,026,000 in the first quarter of 2001. Debt cancellation fees decreased during the first quarter of 2002, as compared to the first quarter of 2001, approximately $79,000, or 52.0%, due to decreased volume in debt cancellation coverage associated with the decline in the Company's loan portfolio. Other operating income decreased $217,000, or 50.0%, to approximately $217,000 for the first quarter of 2002 from approximately $434,000 for the same period of 2001. The Company recorded net gains on the sale of investment securities of approximately $17,000 during the three months ended March 31, 2002, compared to net gains on the sale of investment securities of approximately $353,000 for the same period of 2001. The Company also recognized a gain on the sale of its Pulaski, Tennessee branches of approximately $1,551,000 representing a 7% premium on the 30 day average of core deposits less an agreed upon discount on loans and fixed assets.

Noninterest Expenses

         Noninterest expenses for the three months ended March 31, 2002 were approximately $7,623,000, representing a $745,000, or 10.8%, increase from $6,878,000 for the same period of 2001. This increase is in most part due to a loss recognized on the disposal of one building located in Uniontown, Alabama and one building located in New Hope, Alabama. The primary components of noninterest expenses are salaries and employee benefits, which decreased $102,000, or 2.5%, to approximately $3,979,000 for the three months ended March 31, 2002 from approximately $4,081,000 for the same period of 2001. The decrease in salaries and employee benefits is attributable to management's continued effort to lower staff costs by increasing efficiencies. Occupancy costs increased $43,000, or 6.0%, to approximately $755,000 for the first quarter of 2002 from approximately $712,000 for the same period of 2001. Furniture and equipment expenses for the three month periods ended March 31, 2002 increased $14,000, or 3.1%, to approximately $464,000 from approximately $450,000 for the same period of 2001. Director and committee fees decreased $10,000, or 8.5%, to approximately $108,000 for the first quarter of 2002 from approximately $118,000 for the first quarter of 2001. Other operating expenses were approximately $1,922,000 and $1,504,000 for the three month periods ended March 31, 2002 and 2001, respectively. This increase of approximately $418,000, or 27.8%, was primarily due to increased expenses, especially legal fees, related to the continued litigation against the Company.

Income Taxes

         The Company attempts to maximize its net income through active tax planning. The provision for income taxes increased $282,000, or 84.9%, to approximately $614,000 for the three months ended March 31, 2002 from approximately $332,000 for the same period of 2001. The effective tax rate of approximately 33.3% for the first quarter of 2002 represents an increase from the effective tax rate of approximately 29.2% for the same period of 2001.



              [The remainder of this page intentionally left blank]

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

         The estimated impact on Community Banks net interest income sensitivity over a one year time horizon at March 31, 2002 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Bank's estimates of how interest-bearing transaction accounts will reprice.

                               RATE SHOCK ANALYSIS

                                                                         -100                            +100
                                                                         Basis                           Basis
                                                                        Points           Level          Points
                                                                                 (Dollars in thousands)
Prime Rate....................................................             3.75%          4.75%          5.75%

Interest Income...............................................       $    44,345    $    46,711    $    48,948
Interest Expense..............................................            16,463         18,416         20,297
                                                                     -----------    -----------    -----------
     Net Interest Income......................................       $    27,882    $    28,295    $    28,651
                                                                     ===========    ===========    ===========

Dollar change from Level......................................       $      (413)                  $       356

Percentage change from Level..................................            -1.46%                         1.26%

     As shown above, in a 100 basis point rising rate environment, the net interest margin should increase 1.26% and in a 100 basis point falling rate environment, the net interest margin should decrease 1.46%. These percent changes from a level rate scenario fall comfortably within Community Bank's ALCO policy limit of +/-7.00%.

                            PART II OTHER INFORMATION

Item 1 - Legal Proceedings

No reportable events or material developments have occurred since the filing of the Company's Annual Report on Form 10-K, for the year ended December 31, 2001, and filed on April 16, 2002.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         11    Statement of computation of per share earnings

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the first quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the city of Blountsville, State of Alabama, on ______________.


                           COMMUNITY BANCSHARES, INC.

                        By: /s/ KENNON R. PATTERSON, SR.
                 -----------------------------------------------
                            Kennon R. Patterson, Sr.
                 Chairman, Chief Executive Officer and President


                             By: /s/ KERRI C. NEWTON
                 -----------------------------------------------
                                 Kerri C. Newton
                             Chief Financial Officer


-------------------------------------------------------------------------------