Form 10-Q
period 2002-06-30
COMMUNITY BANCSHARES INC /DE/
filed 2002-08-14
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR

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

As of July 29, 2002,  there were  4,645,589  shares of the  registrant's  common stock, $.10 par value shares, outstanding.

                                    FORM 10-Q
                           COMMUNITY BANCSHARES, INC.
                                  JUNE 30, 2002


Table of Contents                                                                                     Page No.


Part 1 - Financial Information


      Item 1 -    Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition as of
                      June 30, 2002 and December 31, 2001                                                 3

                  Consolidated Statements of Income and Consolidated Statements of Comprehensive
                      Income for the Three Months Ended June 30, 2002 and 2001                          4 - 5

                  Consolidated Statements of Income and Consolidated Statements of Comprehensive
                      Income for the Six Months Ended June 30, 2002 and 2001                            6 - 7
                  Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 2002 and 2001                                                            8 - 9

                  Notes to Consolidated Financial Statements                                           10 - 20

      Item 2 -    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                    21 - 26

      Item 3 -    Quantitative and Qualitative Disclosures About Market Risk                             27

Part 2 - Other Information

      Item 1 -    Legal Proceedings                                                                      28

      Item 4 -    Submission of Matters to a Vote of Security Holders                                    28

      Item 6 -    Exhibits and Reports on Form 8-K                                                       29

Certification of Management                                                                              30

Signatures                                                                                               31

PART 1
Item 1 - Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES


                                                                             June 30, 2002      December 31, 2001
                                                                           ----------------     -----------------
                                                                              (UNAUDITED)
Assets
   Cash  ................................................................  $      4,502,013      $      8,312,263
   Due from banks .......................................................        16,228,534            14,724,745
   Interest-bearing deposits with banks. ................................           200,000               200,000
   Federal funds sold ...................................................         6,000,000            30,000,000
   Securities available for sale ........................................       119,958,022           121,679,303
   Capitalized lease receivable..........................................         3,099,545                     -
   Loans ................................................................       384,729,812           501,583,650
   Less: Unearned income. ...............................................            51,973                63,991
      Allowance for loan losses .........................................         8,239,779             7,292,370
                                                                           ----------------      ----------------
      Net Loans .........................................................       376,438,060           494,227,289
   Premises and equipment, net ..........................................        29,702,856            39,626,868
   Accrued interest. ....................................................         4,734,144             7,061,043
   Intangibles, net. ....................................................         2,588,016             2,629,682
   Other real estate ....................................................         4,720,836             4,287,273
   Other assets .........................................................         6,484,964             6,733,102
                                                                           ----------------      ----------------
      Total Assets.......................................................  $    574,656,990      $    729,481,568
                                                                           ================      ================
Liabilities and Shareholders' Equity
   Deposits:
      Noninterest-bearing................................................  $     54,995,846      $     67,695,615
      Interest-bearing...................................................       408,999,457           550,010,415
                                                                           ----------------      ----------------
         Total Deposits .................................................       463,995,303           617,706,030
   Other short-term borrowings ..........................................         1,935,614             4,359,927
   Accrued interest. ....................................................         3,064,792             4,400,000
   FHLB borrowing .......................................................        38,000,000            38,000,000
   Capitalized lease obligations ........................................         4,093,703             5,766,076
   Long-term debt .......................................................         4,124,913             4,666,599
   Guaranteed preferred beneficial interest in the
      Company's junior subordinated deferrable interest debentures ......        10,000,000            10,000,000
   Other liabilities ....................................................         3,423,788             3,917,567
                                                                           ----------------      ----------------
      Total Liabilities .................................................       528,638,113           688,816,199
Shareholders' Equity
   Preferred stock, par value $.01 per share, 200,000 shares
      authorized, no shares issued ......................................                 -                     -
   Common stock, par value $.10 per share, 20,000,000
      shares authorized, 4,828,011 and 4,808,331 shares
      issued, as of June 30, 2002 and December 31 2001, respectively. ...           482,801               480,833
   Capital surplus ......................................................        30,882,747            30,753,008
   Retained earnings ....................................................        16,449,834            12,390,300
   Treasury Stock, 20,803 shares ........................................          (396,768)             (396,768)
   Unearned ESOP shares - 161,619 and 174,267 shares
      as of June 30, 2002 and December 31, 2001, respectively ...........        (2,126,328)           (2,317,902)
   Accumulated other comprehensive income (loss).........................           726,591              (244,102)
                                                                           ----------------      ----------------
      Total Shareholders' Equity ........................................        46,018,877            40,665,369
                                                                           ----------------      ----------------
Total Liabilities and Shareholders' Equity...............................  $    574,656,990      $    729,481,568
                                                                           ================      ================

                 See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                              For the Three Months Ended June 30,
                                                                                   2002                 2001
                                                                            ----------------     ---------------
Interest Income
   Interest and fees on loans............................................   $      9,417,916     $    13,110,590
   Interest on investment securities:
      Taxable securities.................................................          1,594,748           1,515,813
      Securities exempt from federal income taxes .......................            124,408             161,369
   Interest on federal funds sold .......................................             83,107             143,313
   Interest on deposits in other banks ..................................              7,430              11,389
                                                                            ----------------     ---------------
      Total Interest Income .............................................         11,227,609          14,942,474
                                                                            ----------------     ---------------
Interest Expense
   Interest on deposits .................................................          3,816,507           7,165,353
   Interest on other short-term borrowings ..............................             13,316              27,524
   Interest on capitalized lease obligations. ...........................             61,487             109,581
   FHLB borrowings ......................................................            569,609             597,472
   Interest on long-term debt. ..........................................             51,237              76,225
   Interest on guaranteed preferred
      beneficial interest in the
      Company's junior subordinated
      deferrable interest debentures ....................................            280,303             288,731
                                                                            ----------------     ---------------
         Total Interest Expense. ........................................          4,792,459           8,264,886
                                                                            ----------------     ---------------
Net Interest Income. ....................................................          6,435,150           6,677,588
   Provision for loan losses ............................................          3,088,559           1,381,161
                                                                            ----------------     ---------------
Net Interest Income After Provision
   For Loan Losses ......................................................          3,346,591           5,296,427
Noninterest Income
   Service charges on deposits ..........................................            920,042           1,041,782
   Insurance commissions. ...............................................            552,804             415,223
   Bank club dues .......................................................            131,537             168,530
   Debt cancellation fees ...............................................             85,804             113,342
   Gain on sale of branches..............................................          6,520,542                   -
   Other operating income ...............................................            493,908             389,911
   Investment securities gains ..........................................            107,295              25,006
                                                                            ----------------     ---------------
      Total Noninterest Income...........................................          8,811,932           2,153,794
                                                                            ----------------     ---------------
Noninterest Expenses
   Salaries and employee benefits .......................................          3,957,297           3,956,588
   Occupancy expense ....................................................            644,654             728,153
   Furniture and equipment expense. .....................................            441,784             474,597
   Director and committee fees ..........................................            110,750             134,000
   Net gain/loss on disposal of assets...................................            (80,150)                851
   Other operating expenses .............................................          2,503,153           2,514,866
                                                                            ----------------     ----------------
      Total Noninterest Expenses ........................................          7,577,488           7,809,055
                                                                            ----------------     ---------------
Income (loss) before income taxes .......................................          4,581,035            (358,834)
Income tax expense (benefit).............................................          1,754,013            (202,471)
                                                                            ----------------     ----------------
      Net Income (Loss)..................................................   $      2,827,022     $      (156,363)
                                                                            ================     ================

Earnings (loss) per common share - basic.................................   $           0.61     $        (0.03)
Earnings (loss) per common share - diluted...............................   $           0.61     $        (0.03)
Dividends per share......................................................   $              -     $             -

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                              For the Three Months Ended June 30,
                                                                                   2002                2001
                                                                            ----------------     ---------------


Net Income (loss).........................................................  $      2,827,022     $      (156,363)

Components of other comprehensive income:
   Unrealized holding gains arising during the period
      before income tax and reclassification adjustments .................         2,351,133              21,858
   Reclassification adjustments for net gains included in net income .....          (107,295)            (25,006)
                                                                            ----------------     ---------------
   Other comprehensive gains (losses), before income taxes ...............         2,243,838              (3,148)
   Income tax (expense) benefit related to other comprehensive income.....          (897,535)              1,260
                                                                            ----------------     ---------------
   Total other comprehensive income (loss), net of income tax.............         1,346,303              (1,888)
                                                                            ----------------     ----------------

Comprehensive income (loss)..............................................   $      4,173,325     $      (158,251)

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                               For the Six Months Ended June 30,
                                                                                   2002                 2001
                                                                             ----------------     ---------------
Interest Income
   Interest and fees on loans............................................   $     20,432,531     $    26,527,580
   Interest on investment securities:
      Taxable securities.................................................          3,145,293           2,859,898
      Securities exempt from federal income taxes .......................            269,496             361,178
   Interest on federal funds sold .......................................            226,190             270,334
   Interest on deposits in other banks ..................................             14,424              28,704
                                                                            ----------------     ---------------
      Total Interest Income .............................................         24,087,934          30,047,694
                                                                            ----------------     ---------------
Interest Expense
   Interest on deposits .................................................          8,716,392          14,863,023
   Interest on other short-term borrowings ..............................             32,213              64,215
   Interest on capitalized lease obligations. ...........................            130,185             232,080
   FHLB borrowings ......................................................          1,132,959           1,167,081
   Interest on long-term debt. ..........................................            105,135             192,433
   Interest on guaranteed preferred
      beneficial interest in the
      Company's junior subordinated
      deferrable interest debentures ....................................            560,606             560,606
                                                                            ----------------     ---------------
         Total Interest Expense. ........................................         10,677,490          17,079,438
                                                                            ----------------     ---------------
Net Interest Income. ....................................................         13,410,444          12,968,256
   Provision for loan losses ............................................          4,128,978           2,332,279
                                                                            ----------------     ---------------
Net Interest Income After Provision
   For Loan Losses ......................................................          9,281,466          10,635,977
Noninterest Income
   Service charges on deposits ..........................................          1,905,123           2,067,884
   Insurance commissions. ...............................................          1,087,932             956,065
   Bank club dues .......................................................            287,933             337,961
   Debt cancellation fees ...............................................            158,759             265,409
   Gain on sale of branches..............................................          8,071,985                   -
   Other operating income ...............................................            710,968             823,437
   Investment securities gains ..........................................            123,941             378,021
                                                                            ----------------     ---------------
      Total Noninterest Income...........................................         12,346,641           4,828,777
                                                                            ----------------     ---------------
Noninterest Expenses
   Salaries and employee benefits .......................................          7,935,836           8,038,030
   Occupancy expense ....................................................          1,400,001           1,440,241
   Furniture and equipment expense. .....................................            905,798             924,403
   Director and committee fees ..........................................            218,350             251,498
   Net loss on disposal of assets........................................            315,425              14,046
   Other operating expenses .............................................          4,425,029           4,018,621
                                                                            ----------------     ---------------
      Total Noninterest Expenses ........................................         15,200,439          14,686,839
                                                                            ----------------     ---------------
Income before income taxes ..............................................          6,427,668             777,915
Income tax expense.......................................................          2,368,133             129,188
                                                                            ----------------     ---------------
      Net Income.........................................................   $      4,059,535     $       648,727
                                                                            ================     ===============

Earnings per common share - basic........................................   $           0.88     $          0.14
Earnings per common share - diluted......................................   $           0.88     $          0.14
Dividends per share......................................................   $              -     $             -

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                              For the Six Months Ended June 30,
                                                                                   2002                2001
                                                                            ----------------     ---------------


Net Income................................................................  $      4,059,535     $       648,727

Components of other comprehensive income:
   Unrealized holding gains arising during the period
      before income tax and reclassification adjustments .................         1,741,763             886,389
   Reclassification adjustments for net gains included in net income .....          (123,941)           (378,021)
                                                                            ----------------     ---------------
   Other comprehensive gains, before income taxes ........................         1,617,822             508,368
   Income tax expense related to other comprehensive income...............          (647,129)           (203,347)
                                                                            ----------------     ---------------
   Total  other comprehensive income, net of income tax...................           970,693             305,021
                                                                            ----------------     ---------------

Comprehensive income.....................................................   $      5,030,228     $       953,748
                                                                            ================     ===============

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                                    2002                2001
                                                                             -----------------   ---------------
Operating Activities:
   Net income...........................................................      $     4,059,535    $        648,727
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Provision for loan losses ...........................................            4,128,978           2,332,279
   Provision for depreciation and amortization .........................            1,068,169           1,275,233
   Amortization of investment security premiums
      and accretion of discounts. ......................................              149,811              36,209
   Deferred tax expense (benefit) ......................................              622,232             (81,570)
   Realized investment security gains. .................................             (123,941)           (378,021)
   Gain on sale of branches.............................................           (8,071,985)                  -
   Loss on sale of premises and equipment ..............................              315,425              14,046
   Decrease in accrued interest receivable. ............................            1,673,633           1,011,589
   Decrease in accrued interest payable ................................             (679,167)            (73,281)
   Other ...............................................................           (1,195,103)         (1,865,065)
                                                                              ---------------    ----------------
      Net cash provided by operating activities ........................            1,947,587           2,920,146
                                                                              ---------------    ----------------
Investing Activities:
   Proceeds from sales of securities available for sale ................           35,674,381          10,567,117
   Proceeds from maturity of securities available for sale .............           15,000,000          25,782,082
   Purchase of securities available for sale  ..........................          (47,361,146)        (52,087,440)
   Decrease in interest-bearing deposit with other banks................                    -             500,000
   Net decrease in loans to customers ..................................           17,809,200           9,653,210
   Proceeds from sale of assets. .......................................               60,350              87,478
   Capital expenditures ................................................             (252,404)         (1,690,336)
   Net proceeds from sale of other real estate .........................              398,403             478,307
   Cash disbursed in settlement of branch sale..........................          (32,054,765)                  -
                                                                              ---------------    ----------------
      Net cash used in investing activities ............................          (10,725,981)         (6,709,582)
                                                                              ---------------    ----------------
Financing Activities:
   Net increase in demand deposits, NOW accounts,
      savings and time open deposit accounts............................              310,669           1,443,965
   Net (decrease) increase in certificates of deposit ..................          (14,941,161)         11,258,768
   Net (decrease) increase in short-term borrowings ....................           (2,424,313)          1,241,258
   Net increase in FHLB borrowings......................................                    -           8,000,000
   Net decrease in capitalized lease obligations .......................              (58,055)            (34,290)
   Repayment of long-term debt, net ....................................             (415,207)           (488,245)
   Issuance of common stock. ...........................................                    -             209,865
                                                                              ---------------    ----------------
      Net cash (used) provided by financing activities .................          (17,528,067)         21,631,321
                                                                              ---------------    ----------------
Net (decrease) increase in cash and cash equivalents ...................          (26,306,461)         17,841,885
Cash and cash equivalents at beginning of year .........................           53,037,008          29,006,611
                                                                              ---------------    ----------------
Cash and cash equivalents at end of period..............................      $    26,730,547    $     46,848,496
                                                                              ===============    ================

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                                    Six Months Ended June 30,
                                                                                     2002               2001
                                                                             -----------------   -----------------

Supplemental disclosures of cash flow information:

Cash paid (received) during the period for:
   Interest expense.....................................................      $    12,012,698    $     17,152,719
   Income taxes.........................................................            1,611,346          (1,080,464)

Supplemental schedule of non-cash investing and financing activities:

   Real estate acquired through foreclosure.............................      $     2,148,108    $      2,036,541
   Assets (except cash) disposed of in branch sale......................          104,262,635                   -
   Deposit liabilities including accrued interest
        released in branch sale.........................................          139,736,275                   -
   Capitalized lease receivable recorded as a result of branch sale.....            3,107,157                   -



              [The remainder of this page intentionally left blank]



                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

NOTE 1 - GENERAL

     The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly-owned subsidiaries, collectively, hereinafter referred to as the "Company". The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated statement of financial condition, at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain reclassifications of prior years' amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or shareholders' equity.

NOTE 2 - BRANCH DIVESTITURES

     During the first six months of 2002, Community Bank consummated the sale of the following branch offices: two Pulaski, Tennessee locations on March 31, 2002, two DeKalb County, Alabama locations on May 3, 2002 and six Marshall County, Alabama locations on May 31, 2002. The following outlines the total assets sold and total liabilities released on the transactions.

                  Loans                                                    $    95,130,132
                    Less:  Allowance for loan losses                               752,193
                                                                           ---------------
                     Loans, net                                                 94,377,939
                  Premises and equipment, net                                    8,686,603
                  Accrued interest receivable                                      653,266
                  Other real estate owned                                          451,280
                  Other assets                                                      93,547
                                                                           ---------------
                     Total assets                                          $   104,262,635
                                                                           ===============

                  Deposits                                                 $   139,080,234
                  Accrued interest payable                                         656,041
                  Capitalized lease obligation                                   1,614,318
                  Other liabilities                                                 19,036
                                                                           ---------------
                     Total liabilities                                     $   141,369,629
                                                                           ===============

     The Company paid $32,054,765 in cash on the transactions and recorded a capitalized lease receivable of $3,107,157. The Company recognized total gains of $8,071,985 representing the premium received on core deposits less discounts on loans and fixed assets. The Company also recognized a gain of $87,400 on the assignment of the capitalized lease on the Boaz, Alabama location. See also Note 6 - Capitalized Leases.

NOTE 3 - CAPITAL SECURITIES

     In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the Capital Securities ($10,000,000) and common securities($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. Under the terms of the indenture, the Company may elect to defer payments of interest for up to ten semiannual payment periods. The Company elected to defer its March 2002 interest payment and may elect to do so again based on the liquidity needs of the Company when future payments become due. For the duration of such deferral period, the Company is restricted from paying dividends to shareholders or paying debt that is junior to the debenture. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines.

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

NOTE 4 - SEGMENT REPORTING

     The Company's segment information is presented by line of business. Each line of business is a distinct unit that offers products and services unique to its operations and customers. The Company's reportable operating segments are commercial banking, appraisal services and insurance services. The appraisal services segment's income and expenses are those of Community Bank's subsidiary, Community Appraisals, Inc., and the insurance services segment's income and expense are those of Community Insurance Corp. also a subsidiary of Community Bank. Support services are the activities of the parent company and are not directly attributable to the reporting segments. The commercial banking segment does include fees from the sale of ancillary insurance products in connection with certain loans. The segment results shown below include certain intercompany transactions that are eliminated for financial statement presentation. The following tables reflect the approximate amounts of revenues and expenses for the Company's segments as of and for the six months and three months ended June 30, 2002 and 2001.


                                          Commercial      Appraisal      Insurance        Support
For the six months ended June 30, 2002      Banking       Services       Services        Services    Consolidated
                                        --------------  -------------  -------------  ------------  --------------

Net interest income                     $   14,089,716  $           -  $     (18,010) $   (661,262) $   13,410,444
Provision for loan losses                    4,128,978              -              -             -       4,128,978
Noninterest income                          11,114,809        159,278        919,029       150,600      12,343,716
Noninterest expense                         13,241,802        110,434        850,601       994,677      15,197,514
                                        --------------  -------------  -------------  ------------  --------------
Segment income before income tax        $    7,833,745  $      48,844  $      50,418  $ (1,505,339)      6,427,668
                                        ==============  =============  =============  ============
Consolidated income tax expense                                                                          2,368,133
                                                                                                    --------------

Net income                                                                                          $    4,059,535
                                                                                                    ==============

Total assets at June 30, 2002           $  568,224,473  $     332,630  $   3,606,356  $2,493,531      $574,656,990
                                        ==============  =============  =============  ============  ==============


                                          Commercial      Appraisal      Insurance        Support
For the six months ended June 30, 2001      Banking       Services       Services        Services    Consolidated
                                        --------------  -------------  -------------  ------------  --------------

Net interest income                     $   13,704,667  $           -  $     (33,544) $   (702,867) $   12,968,256
Provision for loan losses                    2,332,279              -              -             -       2,332,279
Noninterest income                           3,748,356        153,690        898,278       164,407       4,964,731
Noninterest expense                         12,126,726        126,568        937,523     1,631,976      14,822,793
                                        --------------  -------------  -------------  ------------  --------------
Segment income before income tax        $    2,994,018  $      27,122  $     (72,789) $ (2,170,436)        777,915
                                        ==============  =============  =============  ============
Consolidated income tax expense                                                                            129,188
                                                                                                    --------------

Net income                                                                                          $      648,727
                                                                                                    ==============

Total assets at June 30, 2001           $  728,541,427  $     273,069  $   4,662,154  $  2,677,772  $  736,154,422
                                        ==============  =============  =============  ============  ==============


                                          Commercial      Appraisal      Insurance        Support
For the three months ended June 30, 2002    Banking       Services       Services        Services    Consolidated
                                        --------------  -------------  -------------  ------------  --------------

Net interest income                     $    6,772,971  $           -  $      (8,663) $   (329,158) $    6,435,150
Provision for loan losses                    3,088,559              -              -             -       3,088,559
Noninterest income                           8,435,725         73,075        456,034        75,323       9,040,157
Noninterest expense                          6,842,600         59,734        411,134       492,245       7,805,713
                                        --------------  -------------  -------------  ------------  --------------
Segment income before income tax        $    5,277,537  $      13,341  $      36,237  $   (746,080)      4,581,035
                                        ==============  =============  =============  ============
Consolidated income tax expense                                                                          1,754,013
                                                                                                    --------------

Net income                                                                                          $    2,827,022
                                                                                                    ==============


                                          Commercial      Appraisal      Insurance        Support
For the three months ended June 30, 2001    Banking       Services       Services        Services    Consolidated
                                        --------------  -------------  -------------  ------------  --------------

Net interest income                     $    7,038,507  $           -  $     (16,451) $   (344,468) $    6,677,588
Provision for loan losses                    1,381,161              -              -             -       1,381,161
Noninterest income                           1,691,638         76,690        370,485        89,130       2,227,943
Noninterest expense                          6,379,248         48,727        422,059     1,033,170       7,883,204
                                        --------------  -------------  -------------  ------------  --------------
Segment income before income tax        $      969,736  $      27,963  $     (68,025) $ (1,288,508)       (358,834)
                                        ==============  =============  =============  ============
Consolidated income tax expense                                                                           (202,471)
                                                                                                    --------------

Net income                                                                                          $     (156,363)
                                                                                                    ==============


NOTE 5 - CONTINGENCIES

Background

     At a meeting of Community Bank's Board of Directors on June 20, 2000, a director brought to the attention of the Board the total amount of money Community Bank had paid subcontractors in connection with the construction of a new Community Bank office. Management of the Company commenced an investigation of the expenditures. At the request of management, the architects and subcontractors involved in the construction project made presentations to the Boards of Directors of the Company and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the Board of Directors of Community Bank, another director made a presentation alleging that Community Bank had been overcharged by subcontractors on that construction project and another ongoing construction project. On July 18, 2000, the Boards of Directors of the Company and Community Bank appointed a joint committee comprised of independent directors of the Company and of Community Bank to investigate the alleged overcharges. Upon completion of its investigation, the joint committee was to inform the Boards of Directors of the Company and Community Bank of its findings and recommendations. The joint committee retained legal counsel and an independent accounting firm to assist the committee in its investigation. Management was also informed that the directors of Community Bank who alleged the construction overcharges have contacted bank regulatory agencies and law enforcement authorities. Management believes that these agencies and authorities either have conducted or are currently conducting investigations regarding this matter.

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

     On August 15, 2000, the plaintiffs  filed an amended  complaint adding Andy
C. Mann, a shareholder of the Company, as a plaintiff and adding a former director of the Company and Community Bank as a defendant. The amended complaint generally reiterates the allegations of the original complaint. In addition, the amended complaint alleges that Community Bank was overcharged on all construction projects from January 1997 to the August 2000. The amended complaint also alleges that the defendants breached their fiduciary duties and were guilty of gross financial mismanagement, including allegations concerning the making or approval of certain loans and taking allegedly improper actions to conceal the fact that certain loans were uncollectible. On September 18, 2000 the plaintiffs filed a second amended complaint. The second amended complaint generally reiterates the allegations of the original and first amended complaints. In addition, the second amended complaint alleges that the plaintiffs were improperly denied their rights to inspect and copy certain records of the Company and Community Bank. The second amended complaint also alleges that the directors of the Company abdicated their roles as directors either by express agreement or as a result of wantonness and gross negligence. The second amended complaint asserts that the counts involving inspection of corporate records and director abdication are individual, nonderivative claims. The second amended complaint seeks, on behalf of the Company, an unspecified amount of compensatory damages in excess of $1 million, punitive damages, disgorgement of allegedly improperly paid profits and appropriate equitable relief. Upon motion of the defendants, the case was transferred to the state Circuit Court in Blount County, Alabama by order dated September 21, 2000, as amended on October 12, 2000.

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

NOTE 6 - CAPITALIZED LEASES

     On May 31, 2002, the purchaser of Community Bank's Marshall County branch offices assumed the Company's lease on the Boaz, Alabama location. This lease had been accounted for under capitalized lease rules. The balances of the capitalized lease asset and capitalized lease obligation on May 31, 2002 were as follows:

                  Capitalized lease asset                                 $      1,696,576
                    Less:  Accumulated depreciation                                169,658
                                                                          ----------------
                  Net capitalized lease asset                             $      1,526,918
                                                                          ================

                  Capitalized lease obligation                            $      1,614,318
                                                                          ================

     A gain of $87,400 was recognized to account for the sale of the asset and the release of the obligation and is included in "net loss on disposal of assets" on the Consolidated Statements of Income.

     The purchaser also acquired the land, building and land improvements located in Albertville, Alabama under a sales type lease. The lease agreement calls for 60 payments of $14,000 per month beginning June 1, 2002. The lease ends on May 31, 2007 and is subject to options which give the right for the seller to require the purchaser to purchase the property and gives the right to the purchaser to require the seller to sell the property. The purchase price upon option by either party is $2,621,544. This lease/sale qualifies and is accounted for under capitalized lease rules.

     The following is a schedule by year of the future minimum lease payments to be received together with the present value of the net minimum lease payments as of June 30, 2002.

                  Years ending December 31,
                    2002                                                    $       84,000
                    2003                                                           168,000
                    2004                                                           168,000
                    2005                                                           168,000
                    2006                                                           168,000
                    2007                                                         2,691,591
                                                                            --------------
                  Total minimum lease payments                                   3,447,591
                    Less: Amount representing interest                             348,046
                                                                            --------------
                  Present value of net minimum lease payments               $    3,099,545
                                                                            ==============

NOTE 7 - INTANGIBLE ASSETS

     In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. The statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of the statement. The statement also required that intangible assets with determinable lives be amortized. The Company adopted Statement No. 142 on January 1, 2002.


     Acquired goodwill and other intangible assets at June 30, 2002, are detailed as follows:

                                                                                 As of June 30, 2002
                                                                  -------------------------------------------------
                                                                       Gross                               Net
                                                                     Carrying        Accumulated        Carrying
                                                                      Amount        Amortization         Amount
                                                                  --------------   ---------------   --------------

Identifiable amortizing assets.................................   $    2,063,311   $     1,268,102   $      795,209
Nonamortizing goodwill.........................................        2,851,372         1,058,565        1,792,807
                                                                  --------------   ---------------   --------------
Total acquired intangible asset................................   $    4,914,683   $     2,326,667   $    2,588,016
                                                                  ==============   ===============   ==============

     Aggregate amortization expense for the period ended June 30, 2002, was $41,656. Aggregate amortization expense of $83,312 is estimated for the years ending December 31, 2002 and 2003.

     The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized.

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                  ------------------------------   --------------------------------
                                                      2002             2001             2002              2001
                                                  -------------   --------------   ---------------   --------------

Reported net income (loss).....................   $   2,827,022   $     (156,363)  $     4,059,535   $      648,727
Add back: Goodwill amortization................               -           58,223                 -          116,447
                                                  -------------   --------------   ---------------   --------------

Adjusted net income (loss).....................   $   2,827,022   $      (98,140)  $     4,059,535   $      765,174
                                                  =============   ==============   ===============   ==============

Basic earnings per share:
   Reported net income (loss)..................   $        0.61   $       (0.03)   $          0.88   $         0.14
   Add back: Goodwill amortization.............               -             0.01                 -             0.03
                                                  -------------   --------------   ---------------   --------------

Adjusted net income (loss).....................   $        0.61   $       (0.02)   $          0.88   $         0.17
                                                  =============   =============    ===============   ==============

Diluted earnings per share:
   Reported net income (loss)..................   $        0.61   $       (0.03)   $          0.88   $         0.14
   Add back: Goodwill amortization.............               -             0.01                 -             0.03
                                                  -------------   --------------   ---------------   --------------

Adjusted net income (loss).....................   $        0.61   $       (0.02)   $          0.88   $         0.17
                                                  =============   =============    ===============   ==============

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 provides new standards for accounting relating to intangible assets after initial recognition in the financial statements. This statement proscribes the accounting practice of amortizing or expensing intangibles ratably over a prescribed period of time and imposes new guidance requiring that goodwill and certain other intangibles be tested for impairment at least annually by comparing fair values of those assets with their recorded amounts. Additional disclosure requirements also are provided. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001. The adoption of this statement has not had a material effect on the Company's consolidated financial statements. See also Note 7 - Intangible Assets.

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

NOTE 9 - RECENTLY PASSED LEGISLATION

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which have yet to be issued.

NOTE 10 - SUBSEQUENT EVENTS

     On August 2, 2002, Community Bank received notice from the Alabama Banking Department (the "Department") that the Department had denied Community Bank's request of April 11, 2002, that Dudley, Hopton-Jones, Sims & Freeman PLLP ("Dudley Hopton") be approved as Community Bank's independent auditor. Dudley Hopton also serves as the Company's independent auditor. Management of the Company understands that representatives of Dudley Hopton have scheduled meetings with the staff of the Department to review the basis of the Department's decision and to seek its reversal. Based in large part on the outcome of those discussions and the availability of additional information regarding the basis for the Department's decision, the Audit Committee of the Company will consider whether it will continue to engage Dudley Hopton as the Company's independent auditor. In connection with the Department's notice, the Audit Committee is presently unaware of facts that would cause it to conclude that there are any material misstatements in the Company's previously issued audited financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion is intended to assist in an understanding of the financial condition and results of operations of Community Bancshares, Inc. (the "Company) and its subsidiaries. Unless the context otherwise indicates, the Company shall include the Company and its subsidiaries. All dollar amounts are rounded to the nearest thousand. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Forward looking information

     Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, economic prospects of market areas, dividends, pending litigation, branch office divestitures, non-compliant or impaired loans, capital requirements, operating strategy, deposits, consumer base, allowance for loan losses, non-performing assets, interest rate sensitivity, market risk and impact of inflation. We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company's interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, the effects of recent bank sales, changes in accounting rules and securities laws and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

FINANCIAL CONDITION

June 30, 2002 compared to December 31, 2001

Summary

     Total assets at June 30, 2002 were $574,657,000,  down from $729,482,000 at
December 31, 2001. The decrease in total assets was mainly attributable to Community Bank branch divestitures as well as an overall decrease in loan volume. Refer to "Notes to Consolidated Financial Statements, Note 2 - Branch Divestitures" throughout the discussion of financial condition.

Earning Assets

     The earning assets of the Company are mainly composed of investment securities, federal funds sold and loans. Investment securities decreased $1,721,000, or 1.4%, to $119,958,000 at June 30, 2002 from $121,679,000 at
December 31, 2001. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Short-term investments in the form of interest-bearing deposits with banks were $200,000 at both June 30, 2002 and December 31, 2001. The Company had $6,000,000 in federal funds sold at June 30, 2002, compared to $30,000,000 at December 31, 2001, representing a decrease of $24,000,000, or 80.0%. The decrease in federal funds sold was primarily due to the cash outlay used in the branch divestiture transactions. Management had kept federal funds sold balances at high levels in anticipation of funding necessary to consummate the sale of its branch offices and depleted those funds upon the aforementioned consumation.

     Loans comprise the largest single category of the Company's earning assets. Loans, net of unearned income, were $384,678,000 at June 30, 2002 down $116,842,000, or 23.3%, from $501,520,000 at December 31, 2001. This decrease is partly attributable to the sale of the loan portfolio in the branch divestitures, but the Company continues to experience a decline in total loans because of economic downturns, the tightening of the Company's credit standards, and increased loan charge-offs.

Nonperforming Assets and Past Due Loans

     Overall delinquency trends have slowed in terms of new additions, but the migration is disappointing. Loans past due 30-89 days have decreased $4,688,000 since December 31, 2001 which depicts a slowing down of new past due accounts; however, each category of nonperforming assets (defined as nonaccruing loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) have increased since December 31, 2001, indicating an overall trend of past due loans eventually migrating to nonperforming status.

     Between December 31, 2001 and June 30, 2002, the ratio of the allowance for loan losses to total nonperforming assets declined from 58.37% at year-end 2001 to 42.82% at June 30, 2002. The ratio of total nonperforming assets to total assets increased to 3.35% at June 30, 2002 from 1.71% at year-end 2001, while the ratio of nonperforming loans to total loans, net of unearned income, increased to 3.77% at June 30, 2002 from 1.64% at December 31, 2001. These changes were primarily due to an increase in nonaccruing loans of $2,081,000, or 35.5%, to $7,940,000 at June 30, 2002 from $5,859,000 at December 31, 2001 and an increase in other real estate of $434,000, or 10.1%, to $4,721,000 at June 30, 2002 from $4,287,000 at December 31, 2001. The Company also experienced an increase in loans past due 90 days or more of $625,000, or 26.6%, to $2,971,000 at June 30, 2002 from $2,346,000 at December 31, 2001. Total nonperforming assets increased $6,750,000, or 54.0%, to $19,242,000 at June 30, 2002 from
$12,492,000 at December 31, 2001. In their efforts to improve the asset quality and credit standards of the Company, management continues its efforts to recognize problem credits in a timely manner through the loan review process implemented in 2001.

Funding

     The Company's primary sources of funding are from deposits from the customers of Community Bank and from other short-term and long-term borrowings. Total deposits of $463,995,000 at June 30, 2002 reflected a decrease of $153,711,000, or 24.9%, from $617,706,000 at year-end 2001. Deposits are
Community Bank's primary source of funds. Noninterest-bearing deposits decreased $12,700,000, or 18.8%, to $54,996,000 at June 30, 2002 from $67,696,000 at
December 31, 2001, while interest-bearing deposits decreased $141,011,000, or 25.6%, to $408,999,000 at June 30, 2002 from $550,010,000 at December 31, 2001.
Certificates of deposit of $100,000 or more decreased $31,998,000, or 26.8%, to $87,538,000 at June 30, 2002 from $119,536,000 at December 31, 2001. The branch divestitures accounted for $139,080,000 of the decrease in total deposits.

     Total short-term borrowings decreased $2,424,000, or 55.6%, to $1,936,000 at June 30, 2002 from $4,360,000 at December 31, 2001. This decrease was attributable to a commercial account set up as "securities sold under agreements to repurchase" arrangement that transferred after the Marshall County, Alabama divestiture. FHLB borrowings remained constant at $38,000,000 for both June 30, 2002 and December 31, 2001, while long-term debt decreased $542,000, or 11.6%, to $4,125,000 at June 30, 2002 from $4,667,000 at December 31, 2001.

     In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the Capital Securities ($10,000,000) and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. Under the terms of the indenture, the Company may elect to defer payments of interest for up to ten semiannual payment periods. The Company elected to defer its March 2002 interest payment and may elect to do so again based on the liquidity needs of the Company when future payments become due. For the duration of such deferral period, the Company is restricted from paying dividends to shareholders or paying debt that is junior to the debentures. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines.

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

Liquidity

     The following is a discussion of cash flows. The Company experienced a $26,306,000 decrease in cash and cash equivalents during the first six months of 2002. Cash provided by operating activities was $1,948,000. Investing activities used only $10,726,000 despite a cash payment of $32,055,000 in the divestiture of ten Community Bank branches. This payment was offset by increases in cash from other investing activities such as proceeds from the sale or calls of securities and decreases in loans to customers. Financing activities used $17,528,000 of cash and cash equivalents during the first six months of 2002. Certificates of deposits decreased $14,941,000, excluding any decreases for the divested branches, but was partially offset by increases in cash from the growth of demand deposits, NOW deposits, and other savings deposits totaling $311,000 also excluding any decreases due to the branch divestitures.

     Dividends paid by Community Bank are the primary source of funds available to the Company. The Company relies on dividends from Community Bank in order to pay expenses, service debt and pay dividends to shareholders. Certain restrictions exist regarding the ability of Community Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Although dividends from Community Bank are the primary source of funding, the Company also receives cash from Community Bank in the form of management fee income and generally retains cash for its portion of tax benefit on intercompany income tax settlements. Without dividends or management fee income from Community Bank, the Company would not be able to pay expenses or service debt. Management fees for the first six months of 2002 were $150,000. Community Bank cannot pay a dividend to the Company without prior approval of the regulatory authorities, nor is the Company able to increase the management fee charged to Community Bank without the prior written approval of the Federal Reserve.

Capital Resources

     Total shareholders' equity at June 30, 2002 was 8.00% of total assets as compared to 5.57% at December 31, 2001. The increase experienced during the first six months of 2002 is primarily a result of increased retained earnings from net income of $4,060,000 coupled with an increase in accumulated other comprehensive income and a decline in total assets attributable to the Community Bank branch divestitures.

     Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which includes common stock, retained earnings and guaranteed preferred beneficial interest in the Company's junior subordinate deferrable interest debentures, amounted to $53,499,000 at June 30, 2002, compared to $49,118,000 at December 31, 2001. Tier II capital components include supplemental capital components, such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-based capital, which was $59,814,000 at June 30, 2002 as compared to $56,833,000 at year-end 2001. The percentage ratios, as calculated under the guidelines, for Tier I and Total Risk-based capital were 14.11% and 15.78%, respectively, at June 30, 2002, compared to 10.02% and 11.59%, respectively, at year-end 2001. At June 30, 2002, both Tier I and Total Risk-based capital of the Company exceeded the regulatory minimum ratios of 4% and 8%, respectively.

     Another important indicator of capital adequacy in the banking industry is the leverage ratio. The Tier I Leverage ratio is defined as the ratio that the Company's Tier I capital bears to total average assets minus goodwill. The
Company's Tier I Leverage ratios were 8.39% and 6.70% at June 30, 2002 and December 31, 2001, respectively, exceeding the regulatory minimum requirement of 4%.


RESULTS OF OPERATIONS

Three months and six months ended June 30, 2002 and 2001

Summary

     The Company's net income for the three months ended June 30, 2002 was $2,827,000, an increase of $2,983,000 from a net loss of $156,000 for the same period in 2001. Both basic and diluted net income per share was $0.61 for the three months ended June 30, 2002, as compared to a net loss per share of $0.03 for the same period in 2001. This increase during the second quarter of 2002 compared to the same period of 2001 resulted only from the gain on sale of ten Community Bank branches.

     The Company's net income for the six months ended June 30, 2002 was $4,060,000 up $3,411,000 from June 30, 2001 net income of $649,000. Included in this increase is the gain on sale of branches of $8,072,000 along with an increase of $442,000 in net interest income and offset by an increase in provision for loan losses of $1,797,000, a decrease in noninterest income (excluding the gain on sale of branches) of $554,000, an increase in noninterest expenses of $514,000 and an increase in income tax expense of $2,239,000.

Net Interest Income

     The following discussion is on a fully taxable equivalent basis. Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, was $13,623,000 for the six months ended June 30, 2002. Net interest income, before provision for loan losses, increased $365,000, or 2.8%, from $13,258,000 for the same period of 2001. Revenues from interest earning assets of the Company decreased $6,037,000, or 19.9%, to $24,300,000 for the six months ended June 30, 2002 from $30,337,000 for the same period in 2001. This decrease was due to lower yields on interest earning assets as well as lower average balances of interest earning assets. Average earning assets outstanding during the first six months of 2002 were $609,356,000, which represents a decrease of $32,154,000, or 5.0%, from $641,510,000 for the first six months of 2001. The Company's fully taxable equivalent yield on its average earning assets decreased 150 basis points to 8.04% for the first six months of 2002, compared to 9.54% for the same period of 2001. This decrease is reflective of the overall decrease in interest rates experienced during the year 2001. Interest expense for the six months ended June 30, 2002 decreased $6,402,000, or 37.5%, to $10,677,000 from $17,079,000 for the corresponding period of 2001. This decrease occurred due to a decline in rates paid on interest-bearing liabilities and more than offset the decline in income on interest-bearing assets. Average interest-bearing liabilities during the first six months of 2002 were $566,047,000, which represents a decrease of $32,993,000, or 5.5%, from $599,040,000 for the same period of 2001. The rate paid on average interest-bearing liabilities decreased 195 basis points to 3.80% for the six month period ended June 30, 2002, compared to 5.75% for the first six months of 2001. This decrease is also attributable to the overall decline in interest rates during the year 2001.

     The Company's net interest margin, on a fully taxable equivalent basis, for the six months ended June 30, 2002 increased 34 basis points to 4.51%, from 4.17% for the six months ended June 30, 2001, due to the increase in net interest income, on a fully taxable equivalent basis. Net interest margin is computed by dividing net interest income, on a fully taxable equivalent basis, by average interest earning assets. This ratio represents the difference between the average yield returned on average interest earning assets and the average rate paid on funds used to support those interest earning assets, including both interest-bearing and noninterest-bearing sources.

     The Company's net interest spread, on a fully taxable equivalent basis, for the six months ended June 30, 2002 increased 45 basis points to 4.24%, from 3.79% for the six months ended June 30, 2001, as the average cost of interest-bearing sources of funds decreased 195 basis points while the fully taxable equivalent average yield on interest earning assets decreased 150 basis points. Net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest-bearing sources of funds.

Provision for Loan Losses and Allowance for Loan Losses

     At June 30, 2002, the allowance for loan losses was $8,240,000 which represented an increase of $948,000, or 13.0%, from the December 31, 2001 amount of $7,292,000. This increase resulted from management's decision to make provisions for current losses in the loan portfolio as it continues its effort to improve the overall credit quality of the Company. The provision for loan losses was $4,129,000 and $2,332,000 for the six months ended June 30, 2002 and 2001, respectively. The allowance for loan losses account as a percent of loans to reserve for potential losses in the loan portfolio has increased by virtue of additional provisions for loan loss expense as well as a reduction in total loans. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 2.14 % at June 30, 2002, compared to 1.45% at December 31, 2001. Loan charge-offs exceeded recoveries by $2,429,000 during the first six months of 2002, which represented a decrease of $334,000, or 12.1%, from $2,763,000 for the same period during 2001.

     Provision for loan losses for the three month period ended June 30, 2002 were $3,089,000 an increase of $1,707,000, or 123.6%, over the same period for 2001. Loan charge-offs exceeded recoveries by $1,575,000 for the three month period ended June 30, 2002. Management believes that the allowance for loan losses at June 30, 2002 is adequate; however, no assurance can be given that additional losses may not occur or that additional provisions to the allowance for loan losses will not be necessary.

Noninterest Income

     Noninterest income for the six months ended June 30, 2002 increased $7,518,000 to $12,347,000, from $4,829,000 for the same period of 2001, due to a gain recognized on the sale of ten Community Bank branches. Service charges on deposit accounts decreased $163,000, or 7.9%, to $1,905,000 for the first six months of 2002 from $2,068,000 in the first six months of 2001. Debt cancellation fees decreased during the first six months of 2002, as compared to the first six months of 2001, $107,000, or 40.2%, due to decreased volume in debt cancellation coverage associated with the decline in the Company's loan portfolio. Other operating income decreased $112,000, or 13.7%, to $711,000 for the first six months of 2002 from $823,000 for the same period of 2001. The Company recorded net gains on the sale of investment securities of $124,000 during the six months ended June 30, 2002, compared to net gains on the sale of investment securities of $378,000 for the same period of 2001. The gain recognized on the sale of ten Community Bank branches was $8,072,000 which represented a range of 7%-8% premium on the 30 day average of core deposits less an agreed upon discount on loans and fixed assets.

     For the three month period ended June 30, 2002, noninterest income was $8,812,000 as compared to $2,154,000 for the same period in 2001. This increase was attributable to the $6,521,000 gain recognized on the sale of the DeKalb County, Alabama and Marshall County, Alabama branch offices during the second quarter of 2002. The Company has experienced increases of $138,000 for the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001 in its insurance commissions income due to increased revenues at Community Bank's subsidiary Community Insurance Corp., but has experienced decreases in service charges on deposit accounts, bank club dues and debt cancellation fees.

Noninterest Expenses

     Noninterest expenses for the six months ended June 30, 2002 were $15,200,000, representing a $513,000, or 3.5%, increase from $14,687,000 for the same period of 2001. This increase is in most part due to a loss recognized on the disposal of one building located in Uniontown, Alabama and one building located in New Hope, Alabama in the first quarter of 2002 and included in the $315,000 net loss on disposal of assets. The primary components of noninterest expenses are salaries and employee benefits, which decreased $102,000, or 1.3%, to $7,936,000 for the six months ended June 30, 2002 from $8,038,000 for the same period of 2001. The decrease in salaries and employee benefits is attributable to the branch divestitures as well as managements continued effort to lower staff costs. Occupancy costs decreased $40,000, or 2.8%, to $1,400,000 for the first six months of 2002 from $1,440,000 for the same period of 2001. Furniture and equipment expenses for the six month period ended June 30, 2002 decreased $18,000, or 1.9%, to $906,000 from $924,000 for the same period of 2001. Director and committee fees decreased $33,000, or 13.1%, to $218,000 for the first six months of 2002 from $251,000 for the first six months of 2001. Other operating expenses were $4,425,000 and $4,019,000 for the six month periods ended June 30, 2002 and 2001, respectively. This increase of $406,00, or 10.1%, was primarily due to increased expenses, especially legal fees, related to the continued litigation against the Company.

     Noninterest expenses for the three month period ended June 30, 2002 decreased $232,000, or 3.0%, from $7,809,000 for the same period in 2001 to $7,577,000. All categories of expenses for the three month period ended June 30, 2002 are down from the same period in 2001 with the exception of salaries and benefits which remained even. For the three month period ended June 30, 2002 as compared to the same period in 2001, occupancy costs decreased $83,000 or 11.5%, furniture, fixtures and equipment costs decreased $33,000 or 6.9%, directors and committee fees decreased $23,000 or 17.4%, and other expenses decreased $12,000 or 0.5%. All of the decreases are attributable to the reduction in the number of Community Bank locations as a result of the sale of ten branches.

Income Taxes

     The Company attempts to maximize its net income through active tax planning. The provision for income taxes increased $2,239,000 to $2,368,000 for the six months ended June 30, 2002 from $129,000 for the same period of 2001 due to tax provision recognized on the gain on the sale of branches. The effective tax rate of approximately 36.8% for the first six months of 2002 represents an increase from the effective tax rate of approximately 16.6% for the same period of 2001.

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

     The estimated impact on Community Banks net interest income sensitivity over a one year time horizon at June 30, 2002 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Bank's estimates of how interest-bearing transaction accounts will reprice.

                               RATE SHOCK ANALYSIS

                                                                          -100                          +100
                                                                          Basis                         Basis
                                                                         Points           Level        Points
                                                                                 (Dollars in thousands)

Prime Rate....................................................              3.75%          4.75%          5.75%

Interest Income...............................................       $    38,548    $    40,067    $    41,504
Interest Expense..............................................            14,440         15,802         16,817
                                                                     -----------    -----------    -----------
     Net Interest Income......................................       $    24,108    $    24,265    $    24,687
                                                                     ===========    ===========    ===========

Dollar change from Level......................................       $      (157)                  $       422

Percentage change from Level..................................             -0.65%                         1.74%

     As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to increase 1.74% from the level rate scenario and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 0.65% from the level rate scenario. These percent changes fall comfortably within Community Bank's ALCO policy limit of +/-10.00% change in net interest income from the level rate senario in a 100 basis point rise and fall in the prime rate.

                            PART II OTHER INFORMATION

Item 1 - Legal Proceedings

     Except as noted below, no reportable events or material developments have occurred since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 16, 2002.

     In the case of Community Bancshares, Inc. and Community Bank v. Bryan A. Corr et al., on May 31, 2002, the court denied defendants' motion to dismiss, abate or stay the action. The court did dismiss Community Bank's state law claims against Michael Alred and Michael Bean on the grounds that these claims were compulsory counterclaims in the suit brought by Messrs. Alred and Bean against Community Bank alleging wrongful termination of employment. See Note 5 - Contingencies "Employee Litigation" in the Notes to the Consolidated Financial Statements. The court did not dismiss the state law claims of the Company against Messrs. Alred and Bean.



Item 4 - Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on Tuesday, July 2, 2002, at which the following matter was voted upon by the stockholders of the
Company:


Election of Class III Directors

Denny G. Kelly, Kennon R. Patterson, Sr. and Merritt M. Robbins were elected to serve as Class III directors of the Company until the annual meeting of stockholders in 2005 or until their successors are elected and qualified. The vote with respect to such election was as follows:



                                                                         Votes Cast          Abstentions
                                                        Votes Cast       Against or           or Broker
Name                                                     In Favor         Withheld            Non-Votes
----------------------------------------------------  -------------    ---------------    ----------------
Denny G. Kelly                                     .     2,901,851          618,283             6,803
Kennon R. Patterson, Sr.                                 2,893,495          626,639             6,803
Merritt M. Robbins                                       2,904,317          615,817             6,803

The following directors continued in office following the stockholders meeting:


Name                                Term Expires
----                                ------------
Roy B. Jackson                          2003
Kennon R. Patterson, Jr.                2003
Robert O. Summerford                    2003
Jimmie Trotter                          2003
Glynn Debter                            2004
Loy McGruder                            2004
John J. Lewis, Jr.                      2004

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11   Statement of computation of per share earnings

     (b)  Reports on Form 8-K

          The Company filed two reports on Form 8-K during the quarter ended June 30, 2002 as follows:

          June 14, 2002 - Press release commenting on federal indictment charging the owners of Morgan City Construction, Inc. of Union Grove, Alabama with a fraud scheme related to construction projects for Community Bank.

          June 14, 2002 - Acquisition or Disposition of Assets - announcing sale of six banking offices in Marshall County, Alabama to Peoples Bank of North Alabama headquartered in Cullman, Alabama as well as the previous sale of two offices in Pulaski, Tennessee and two offices in Rainsville and Ft. Payne, Alabama.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with Community Bancshares, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended June 30, 2002 ("Report"), each of the undersigned certify that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 14, 2002      By:  /s/ Kennon R. Patterson, Sr.
       -----------------         -----------------------------------------------
                                 Kennon R. Patterson, Sr.
                                 Chairman, Chief Executive Officer and President



Date:   August 14, 2002     By:   /s/ Kerri C. Newton
       -----------------          ----------------------------------------------
                                  Kerri C. Newton
                                  Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the city of Blountsville, State of Alabama, on August 14, 2002.


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


                            By:  /s/ KERRI C. NEWTON
                                 -----------------------------------------------
                                 Kerri C. Newton
                                 Chief Financial Officer

Exhibit 11 - Statements Re:  Computation of Per Share Earnings

                           Community Bancshares, Inc.
                   Computation of Net Income per Common Share

The following tabulation presents the calculation of basic and fully diluted earnings per common share for the three months and six months ended June 30, 2002 and 2001.

                                                          For the Three Months Ended     For the Six Months Ended
                                                                   June 30,                    June 30,
                                                              2002           2001          2002           2001
                                                          ------------- ------------   ------------- --------------
Reported net income (loss)..............................  $   2,827,022 $    (156,363) $   4,059,535 $      648,727
                                                          ============= =============  ============= ==============

Earnings (losses) on common shares......................  $   2,827,022 $    (156,363) $   4,059,535 $      648,727
                                                          ============= =============  ============= ==============


Weighted average common shares outstanding - basic......      4,642,330     4,595,760      4,632,811      4,538,622
                                                          ============= =============  ============= ==============

Earnings per common share- basic
   Income (loss) from continuing operations.............  $       0.61  $       (0.03) $        0.88 $        0.14
                                                          ============  =============  ============= =============
   Net income (loss)....................................  $       0.61  $       (0.03) $        0.88 $        0.14
                                                          ============  ============== ============= =============


Weighted average common shares outstanding - diluted....     4,642,330      4,595,760      4,632,811     4,538,622
                                                          ============  =============  ============= =============

Earnings per common share- diluted
   Income (loss) from continuing operations.............  $       0.61  $       (0.03) $        0.88 $        0.14
                                                          ============  =============  ============= =============
   Net income (loss)....................................  $       0.61  $       (0.03) $        0.88 $        0.14
                                                          ============  =============  ============= =============


              [The remainder of this page intentionally left blank]