Form 10-Q
period 2002-09-30
COMMUNITY BANCSHARES INC /DE/
filed 2002-11-19
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: |X| yes |_| no


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
                                  |_|yes |X|no


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of October 31, 2002, there were 4,651,912 shares of the registrant's common stock, $.10 par value shares, outstanding.

                                    FORM 10-Q
                           COMMUNITY BANCSHARES, INC.
                               SEPTEMBER 30, 2002


Table of Contents                                                                                     Page No.

Part 1 - Financial Information
      Item 1 -    Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition as of
                      September 30, 2002 and December 31, 2001...................................         3
                  Consolidated Statements of Income and Consolidated Statements of Comprehensive
                      Income for the Three Months Ended September 30, 2002 and 2001..............       4 - 6
                  Consolidated Statements of Income and Consolidated Statements of Comprehensive
                      Income for the Nine Months Ended September 30, 2002 and 2001...............       7 - 9
                  Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 2002 and 2001................................................      10 - 11
                  Notes to Consolidated Financial Statements.....................................      12 - 21

      Item 2 -    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................      22 - 28

      Item 3 -    Quantitative and Qualitative Disclosures About Market Risk.....................        29

      Item 4 -    Controls and Procedures........................................................        30

Part 2 - Other Information
      Item 1 -    Legal Proceedings..............................................................        31

      Item 6 -    Exhibits and Reports on Form 8-K...............................................        31

Forward looking information

     Certain statements in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, those relating to the Company's future growth and profitability, economic prospects of market areas, dividends, pending litigation, branch office divestitures, non-compliant or impaired loans, capital requirements, operating strategy, deposits, consumer base, allowance for loan losses, non-performing assets, interest rate sensitivity, market risk and impact of inflation. We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of the Company's interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of the Company's operating or expansion strategies, geographic concentration of the Company's assets and operations, including, but not limited to consummation of proposed settlements, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, the effects of recent bank sales, changes in accounting rules and securities laws and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

PART 1
Item 1 - Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                          September 30, 2002
                                                                              (Unaudited)        December 31, 2001
Assets                                                                    ------------------     -----------------
   Cash  ................................................................  $      6,128,607      $      8,312,263
   Due from banks .......................................................        16,147,574            14,724,745
   Interest-bearing deposits with banks. ................................           200,000               200,000
   Federal funds sold ...................................................        18,210,000            30,000,000
   Securities available for sale ........................................       122,717,263           121,679,303
   Capitalized lease receivable..........................................         3,076,614                     -
   Loans ................................................................       372,618,680           501,583,650
   Less: Unearned income. ...............................................            47,582                63,991
      Allowance for loan losses .........................................         8,637,875             7,292,370
                                                                                -----------           -----------
      Net Loans .........................................................       363,933,223           494,227,289
   Premises and equipment, net ..........................................        26,598,943            39,626,868
   Accrued interest. ....................................................         4,527,400             7,061,043
   Intangibles, net. ....................................................         2,544,793             2,629,682
   Other real estate ....................................................         7,793,862             4,287,273
   Other assets .........................................................         7,956,812             6,751,759
      Total Assets.......................................................  $    579,835,091      $    729,500,225
                                                                                ===========           ===========
Liabilities and Shareholders' Equity
   Deposits:
      Noninterest-bearing................................................  $     56,751,713      $     67,695,615
      Interest-bearing...................................................       412,811,259           550,010,415
                                                                                -----------           ===========
         Total Deposits .................................................       469,562,972           617,706,030
   Other short-term borrowings ..........................................         1,481,886             4,359,927
   Accrued interest. ....................................................         3,449,019             4,400,000
   FHLB borrowing .......................................................        38,000,000            38,000,000
   Capitalized lease obligations ........................................         4,076,363             5,766,076
   Long-term debt .......................................................         3,852,550             4,666,599
   Guaranteed preferred beneficial interest in the
      Company's junior subordinated deferrable interest debentures ......        10,000,000            10,000,000
   Other liabilities ....................................................         5,772,067             4,297,542
                                                                                -----------           -----------
      Total Liabilities .................................................       536,194,857           689,196,174
Shareholders' Equity
   Preferred stock, par value $.01 per share, 200,000 shares
      authorized, no shares issued ......................................                 -                     -
   Common stock, par value $.10 per share, 20,000,000
      shares authorized, 4,828,011 and 4,808,331 shares issued,  as of
      September 30, 2002 and December 31 2001, respectively..............           482,801               480,833
   Capital surplus ......................................................        30,825,834            30,753,008
   Retained earnings ....................................................        13,585,083            12,028,982
   Treasury Stock, 20,803 shares ........................................          (396,768)             (396,768)
   Unearned ESOP shares - 155,296 and 174,267 shares
      as of September 30, 2002 and December 31, 2001, respectively ......        (2,063,098)           (2,317,902)
   Accumulated other comprehensive income (loss).........................         1,206,382              (244,102)
                                                                                -----------           -----------
      Total Shareholders' Equity ........................................        43,640,234            40,304,051
                                                                                -----------           -----------
Total Liabilities and Shareholders' Equity...............................  $    579,835,091      $    729,500,225
                                                                                ===========           ===========


                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                          For the Three Months Ended September 30,
                                                                          ----------------------------------------
                                                                                    2002                2001
Interest Income                                                                 ------------       -------------
   Interest and fees on loans............................................   $      8,248,749     $    12,440,605
   Interest on investment securities:
      Taxable securities.................................................          1,599,851           1,690,510
      Securities exempt from federal income taxes .......................             94,881             165,728
   Interest on federal funds sold .......................................             76,313             183,228
   Interest on deposits in other banks ..................................              9,087               7,670
                                                                                ------------       -------------
      Total Interest Income .............................................         10,028,881          14,487,741
                                                                                ------------       -------------
Interest Expense
   Interest on deposits .................................................          3,290,504           6,741,849
   Interest on other short-term borrowings ..............................              2,601              30,397
   Interest on capitalized lease obligations. ...........................             48,940              93,766
   FHLB borrowings ......................................................            575,868             659,790
   Interest on long-term debt. ..........................................             48,073              81,186
   Interest on guaranteed preferred
      beneficial interest in the
      Company's junior subordinated
      deferrable interest debentures ....................................            313,331             280,303
                                                                                ------------       -------------
         Total Interest Expense .........................................          4,279,317           7,887,291
                                                                                ------------       -------------
Net Interest Income. ....................................................          5,749,564           6,600,450
   Provision for loan losses ............................................          2,389,403           2,448,577
                                                                                ------------       -------------
Net Interest Income After Provision For Loan Losses......................          3,360,161           4,151,873
Noninterest Income
   Service charges on deposits ..........................................            777,935             996,401
   Insurance commissions. ...............................................            500,392             483,932
   Bank club dues .......................................................            112,239             164,153
   Debt cancellation fees ...............................................             65,585             129,803
   Gain on sale of branches..............................................                  -                   -
   Other operating income ...............................................            245,228             230,683
   Investment securities gains ..........................................            305,180             155,113
                                                                                ------------       -------------
      Total Noninterest Income...........................................          2,006,559           2,160,085
                                                                                ------------       -------------
Noninterest Expenses
   Salaries and employee benefits .......................................          3,579,141           3,897,369
   Occupancy expense ....................................................            579,363             748,007
   Furniture and equipment expense. .....................................            417,435             476,655
   Director and committee fees ..........................................            113,750             116,818
   Net loss on sale or writedown of other real estate owned..............          1,359,597                   -
   Net (gain) loss on disposal of assets.................................             18,760                   -
   Other operating expenses .............................................          3,626,615           2,082,597
                                                                                ------------       -------------
      Total Noninterest Expenses ........................................          9,694,661           7,321,446
                                                                                ------------       -------------

Income (loss) from continuing operations before income taxes ............         (4,327,941)         (1,009,488)
Income tax expense (benefit).............................................         (1,824,406)             23,802
                                                                                ------------       -------------
      Income (Loss) from continuing operations...........................         (2,503,535)         (1,033,290)
                                                                                ------------       -------------

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                           For the Three Months Ended September 30,
                                                                           ----------------------------------------
                                                                                     2002               2001
                                                                                -------------      --------------

Discontinued Operations (Note - 2)
   Income from operations of divested branches ..........................                  -                   -
   Income tax expense....................................................                  -                   -
                                                                                -------------      --------------
Gain from discontinued operations........................................                  -                   -
                                                                                -------------      --------------
         Net Income (Loss)...............................................   $     (2,503,535)    $    (1,033,290)
                                                                                =============      ==============

Earnings (loss) from continuing operations per common share - basic......   $         (0.54)     $         (0.22)
Earnings (loss) from continuing operations per common share - diluted....   $         (0.54)     $         (0.22)

Earnings (loss) from discontinued operations per common share - basic....   $              -     $            -
Earnings (loss) from discontinued operations per common share - diluted..   $              -     $            -

Earnings (loss) per common share - basic.................................   $         (0.54)     $         (0.22)
Earnings (loss) per common share - diluted...............................   $         (0.54)     $         (0.22)

Dividends per share......................................................   $              -     $             -

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                            For the Three Months Ended September 30,
                                                                            ----------------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------


Net Income (loss).........................................................  $     (2,503,535)    $    (1,033,290)

Components of other comprehensive income:
   Unrealized holding gains arising during the period
      before income tax and reclassification adjustments .................         2,515,058           1,664,411
   Reclassification adjustments for net (gains) included in net income ...          (305,180)           (155,113)
                                                                                -------------      --------------
   Other comprehensive gains (losses), before income taxes ...............         2,209,878           1,509,298
   Income tax (expense) benefit related to other comprehensive income.....           319,861             603,719
                                                                                -------------      --------------
   Total other comprehensive income (loss), net of income tax.............         1,890,017             905,579
                                                                                -------------      --------------

Comprehensive income (loss)..............................................   $       (613,518)    $      (127,711)
                                                                                =============      ==============

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                            For the Nine Months Ended September 30,
                                                                            ---------------------------------------
                                                                                    2002                2001
Interest Income                                                                 ------------       -------------
   Interest and fees on loans............................................   $     25,540,746     $    30,435,613
   Interest on investment securities:
      Taxable securities.................................................          4,745,144           4,550,408
      Securities exempt from federal income taxes .......................            364,377             526,906
   Interest on federal funds sold .......................................            302,503             453,562
   Interest on deposits in other banks ..................................             23,511              36,374
                                                                                ------------       -------------
      Total Interest Income .............................................         30,976,281          36,002,863
                                                                                ------------       -------------
Interest Expense
   Interest on deposits .................................................         10,232,158          16,112,454
   Interest on other short-term borrowings ..............................             34,814              30,252
   Interest on capitalized lease obligations. ...........................            179,125             325,846
   FHLB borrowings ......................................................          1,708,827           1,826,871
   Interest on long-term debt. ..........................................            153,108             273,619
   Interest on guaranteed preferred
      beneficial interest in the
      Company's junior subordinated
      deferrable interest debentures ....................................            873,937             840,909
                                                                                ------------       -------------
         Total Interest Expense. ........................................         13,181,969          19,409,951
                                                                                ------------       -------------
Net Interest Income. ....................................................         17,794,312          16,592,912
   Provision for loan losses ............................................          6,443,255           4,548,481
                                                                                ------------       -------------
Net Interest Income After Provision For Loan Losses......................         11,351,057          12,044,431
Noninterest Income
   Service charges on deposits ..........................................          2,314,086           2,374,680
   Insurance commissions. ...............................................          1,593,052           1,436,982
   Bank club dues .......................................................            329,009             351,885
   Debt cancellation fees ...............................................            204,439             312,709
   Other operating income ...............................................            872,623             884,706
   Investment securities gains ..........................................            429,121             533,134
                                                                                ------------       -------------
      Total Noninterest Income...........................................          5,742,330           5,894,096
                                                                                ------------       -------------
Noninterest Expenses
   Salaries and employee benefits .......................................         10,789,335          10,284,199
   Occupancy expense ....................................................          1,731,289           1,676,266
   Furniture and equipment expense. .....................................          1,243,194           1,232,433
   Director and committee fees ..........................................            315,750             335,799
   Net loss on sale or writedown of other real estate owned..............          1,563,201                   -
   Net loss on disposal of assets........................................            334,185                   -
   Other operating expenses .............................................          7,520,668           5,540,358
                                                                                ------------       -------------
      Total Noninterest Expenses ........................................         23,497,622          19,069,055
                                                                                ------------       -------------

Income (loss) from continuing operations before income taxes ............         (6,404,235)         (1,130,528)
Income tax expense (benefit).............................................         (2,033,004)           (119,393)
                                                                                ------------       -------------
      Income (Loss) from continuing operations...........................         (4,371,231)         (1,011,135)
                                                                                ------------       -------------

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                            For the Nine Months Ended September 30,
                                                                            ---------------------------------------
                                                                                   2002                 2001
                                                                                ------------       -------------

Discontinued Operations (Note - 2)
   Income from operations of divested branches
      (includes gain on disposal of $8,071,985)..........................          8,504,062             898,955
   Income tax expense....................................................          2,576,731             272,383
                                                                                ------------       -------------
Gain from discontinued operations........................................          5,927,331             626,572
                                                                                ------------       -------------
         Net Income (Loss)...............................................   $      1,556,100     $      (384,563)
                                                                                ============       =============

Earnings (loss) from continuing operations per common share - basic......   $         (0.94)     $         (0.22)
Earnings (loss) from continuing operations per common share - diluted....   $         (0.94)     $         (0.22)

Earnings (loss) from discontinued operations per common share - basic....   $          1.28      $          0.14
Earnings (loss) from discontinued operations per common share - diluted..   $          1.28      $          0.14

Earnings (loss) per common share - basic.................................   $          0.34      $         (0.08)
Earnings (loss) per common share - diluted...............................   $          0.34      $         (0.08)

Dividends per share......................................................   $              -     $             -

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                            For the Nine Months Ended September 30,
                                                                            ---------------------------------------
                                                                                    2002                2001
                                                                                ------------       -------------


Net Income (loss).........................................................  $      1,556,100     $      (384,563)

Components of other comprehensive income:
   Unrealized holding gains arising during the period
      before income tax and reclassification adjustments .................         4,256,821           2,550,800
   Reclassification adjustments for net (gains) included in net income ...          (429,121)           (533,134)
                                                                                ------------       -------------
   Other comprehensive gains, before income taxes ........................         3,827,700           2,017,666
   Income tax expense related to other comprehensive income...............           966,990             807,066
                                                                                ------------       -------------
   Total  other comprehensive income, net of income tax...................         2,860,710           1,210,600
                                                                                ------------       -------------

Comprehensive income.....................................................   $      4,416,810     $       826,037
                                                                                ============       =============

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                    2002                2001
                                                                                -------------       -------------
Operating Activities:
   Net income (loss)....................................................      $     1,556,100    $       (384,563)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Provision for loan losses ...........................................            6,518,381           4,780,856
   Provision for depreciation and amortization .........................            1,545,833           1,939,704
   Amortization of investment security premiums
      and accretion of discounts. ......................................              213,157              76,189
   Deferred tax expense (benefit) ......................................             (189,543)            949,850
   Realized investment security gains. .................................             (429,121)           (533,134)
   Gain on sale of branches.............................................           (8,071,985)                  -
   Loss on sale of premises and equipment ..............................              334,185              47,527
   Net loss on sale of other real estate owned .........................            1,563,201                   -
   Decrease in accrued interest receivable. ............................            1,880,377           1,002,716
   Decrease in accrued interest payable ................................             (294,940)           (626,493)
   Other ...............................................................             (354,643)            733,967
                                                                                -------------       -------------
      Net cash provided by operating activities ........................            4,271,002           7,986,619
                                                                                -------------       -------------
Investing Activities:
   Proceeds from sales of securities available for sale ................           65,081,103          49,474,247
   Proceeds from maturity of securities available for sale .............           15,000,000           2,500,000
   Purchase of securities available for sale  ..........................          (78,485,625)        (75,612,731)
   Decrease in interest-bearing deposit with other banks................                    -             500,000
   Net decrease in loans to customers ..................................           26,111,889          10,022,466
   Proceeds from sale of assets. .......................................               60,350             108,074
   Capital expenditures ................................................             (463,139)         (2,201,300)
   Net proceeds from sale of other real estate .........................              625,870             250,213
   Cash disbursed in settlement of branch sale..........................          (32,054,765)                  -
                                                                                -------------       -------------
      Net cash used in investing activities ............................           (4,124,317)        (14,959,031)
                                                                                -------------       -------------
Financing Activities:
   Net increase in demand deposits, NOW accounts,
      savings and time open deposit accounts............................             (906,019)         13,943,584
   Net (decrease) increase in certificates of deposit ..................           (8,156,804)          4,206,715
   Net (decrease) increase in short-term borrowings ....................           (2,878,041)          2,012,116
   Net increase in FHLB borrowings......................................                    -           8,000,000
   Net decrease in capitalized lease obligations .......................              (75,395)            (57,675)
   Repayment of long-term debt, net ....................................             (681,253)           (741,988)
   Issuance of common stock. ...........................................                    -             209,865
                                                                                -------------       -------------
      Net cash (used) provided by financing activities .................          (12,697,512)         27,572,617
                                                                                -------------       -------------
Net (decrease) increase in cash and cash equivalents ...................          (12,550,827)         20,600,205
Cash and cash equivalents at beginning of year .........................           53,037,008          29,006,611
                                                                                -------------       -------------
Cash and cash equivalents at end of period..............................      $    40,486,181    $     49,606,816
                                                                                =============       =============

                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                     2002               2001
                                                                                -------------       -------------

Supplemental disclosures of cash flow information:

Cash paid (received) during the period for:
   Interest expense.....................................................      $    15,907,788    $     25,593,222
   Income taxes.........................................................            1,650,484          (1,082,900)

Supplemental schedule of non-cash investing and financing activities:

   Real estate acquired through foreclosure.............................      $     4,001,499    $      2,975,580
   Assets (except cash) disposed of in branch sale......................          104,262,635                   -
   Deposit liabilities including accrued interest released in branch sale         139,736,275                   -
   Capitalized lease receivable recorded as a result of branch sale.....            3,107,157                   -


              [The remainder of this page intentionally left blank]

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
NOTE 1 - GENERAL

     The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly-owned subsidiaries, collectively, hereinafter referred to as the "Company". The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated statement of financial condition at December 31, 2001 has been derived from the audited consolidated financial statements at that date and adjusted for prior period adjustments (See Note 10 - Prior Period Adjustment), but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Note 10 - Prior Period Adjustment included in this report.

     Certain reclassifications of prior years' amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or shareholders' equity.

NOTE 2 - DISCONTINUED OPERATIONS

     During 2002, Community Bank consummated the sale of the following branch offices: two Pulaski, Tennessee locations on March 31, 2002, two DeKalb County, Alabama locations on May 3, 2002 and six Marshall County, Alabama locations on May 31, 2002. The following outlines the total assets sold and total liabilities released on the transactions.

                  Loans................................................    $    95,130,132
                    Less:  Allowance for loan losses...................            752,193
                                                                               -----------
                     Loans, net........................................         94,377,939
                  Premises and equipment, net.........................           8,686,603
                  Accrued interest receivable..........................            653,266
                  Other real estate owned..............................            451,280
                  Other assets.........................................             93,547
                                                                               -----------
                     Total assets......................................    $   104,262,635
                                                                               ===========

                  Deposits.............................................    $   139,080,234
                  Accrued interest payable.............................            656,041
                  Capitalized lease obligation.........................          1,614,318
                  Other liabilities....................................             19,036
                                                                               -----------
                     Total liabilities.................................    $   141,369,629
                                                                               ===========

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

NOTE 3 - CAPITAL SECURITIES

     In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the Capital Securities ($10,000,000) and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company, which carry an annual interest rate of
10.875%. Under the terms of the indenture, the Company may elect to defer payments of interest for up to ten semiannual payment periods. The Company elected to defer its March and September 2002 interest payment and may elect to do so again based on the liquidity needs of the Company when future payments become due. For the duration of such deferral period, the Company is restricted from paying dividends to shareholders or paying debt that is junior to the debenture. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines.

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

NOTE 4 - OTHER REAL ESTATE OWNED

     As discussed in Note 2, the Company consummated the sale of six branch locations in Marshall County, Alabama on May 31, 2002. The Company retained ownership of a partially developed parcel of land in Marshall County that was originally intended for branch expansion. The total investment in the property was $2,702,907, which included $252,631 of capitalized interest.

     Subsequent to the sale of the Marshall County branches, the Company had continued to formally assess potential uses for the property. As part of this assessment, management requested and obtained an appraisal of the property in late September 2002. Upon review of the appraisal, the Company decided to abandon any future plans of enhancing the property and recorded the property at the appraised value of $1,508,000. This amount was transferred into Other Real Estate Owned as of September 30, 2002, resulting in an after tax loss of $756,734 related to this transaction.

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

Benson Litigation

     On July 21, 2000, three shareholders of the Company, M. Lewis Benson, Doris
E. Benson and John M. Packard, Jr., filed a lawsuit in the state Circuit Court of Marshall County, Alabama against the Company, Community Bank, certain directors and officers of the Company and Community Bank, an employee of Community Bank and two construction subcontractors. The plaintiffs purported to file the lawsuit as a shareholder derivative action, which relates to the alleged construction overcharges being investigated by the joint committee of the Boards of Directors of the Company and Community Bank. The complaint alleges that the directors, officers and employees named as defendants in the complaint breached their fiduciary duties, failed to properly supervise officers and agents of the Company and Community Bank, and permitted waste of corporate assets by allegedly permitting the subcontractor defendants to overcharge Community Bank in connection with the construction of two new Community Bank offices, and to perform the construction work without written contracts, budgets, performance guarantees and assurances of indemnification. In addition, the complaint alleges that Kennon R. Patterson, Sr., the Chairman, President and Chief Executive Officer of the Company, breached his fiduciary duties by allegedly permitting the two named subcontractors to overcharge for work performed on the two construction projects in exchange for allegedly discounted charges for work these subcontractors performed in connection with the construction of Mr. Patterson's residence. The complaint further alleges that the director defendants knew or should have known of this alleged arrangement between Mr. Patterson and the subcontractors. The complaint also alleges that Mr. Patterson, the Community Bank employee and the two subcontractor defendants made false representations and suppressed information about the alleged overcharges and arrangement between Mr. Patterson and the subcontractors.

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

     On August 24, 2000, the Board of Directors of the Company designated the directors of the Company who serve on the joint investigative committee as a special litigation committee to investigate and evaluate the allegations and issues raised in this lawsuit and to arrive at such decisions and take such action as the special litigation committee deems appropriate. On June 8, 2001, the special litigation committee filed its report under seal with the court. On June 18, 2001, the court entered an order affirming the confidentiality of the special committee's report. On June 28, 2001, the Company, Community Bank and various other defendants filed a motion with the court to adopt the report of the special committee, for partial summary judgment and to realign the Company and Community Bank as plaintiffs in the lawsuit. Following a hearing on August 29, 2001, the court denied these motions on November 8, 2001. The court also ruled that the plaintiffs were entitled to conduct discovery except as it related to one of the subcontractor defendants and granted the plaintiffs' motion to unseal the report of the special litigation committee. Thereafter, discovery commenced.

     In November, 2002, the parties entered into meaningful settlement negotiations and on November 15, 2002, reached a provisional agreement to settle all claims in this lawsuit. The terms of the settlement are subject to the negotiation and execution of a definitive agreement and approvals of the court. Depending on its final terms, any agreement may be subject to regulatory approval. Although the Company anticipates that a settlement may be consummated in the fourth quarter of 2002, it cannot predict with certainty that the consummation will occur and, if it does, what its effect may be on the Company's financial condition and results of operations.

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

     On August 9, 2002, the court found that the joint investigative committee's recommendation that the claims be dismissed was the result of informed, reasonable business judgment. Accordingly, the court dismissed the Town Derivative Litigation with prejudice, with counsel for the shareholder plaintiffs concurring in the findings.

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

     On November 4, 2002, mediation was conducted in the matter with the result that the lawsuit was settled, conditionally as to all defendants other than Gerald Scot Parrish. The condition was approved by the Bank's board of directors. The settlement was approved by the Bank's board of directors on November 12, 2002, and, as a result of the settlement, the Bank will be paid $500,000 on or before December 15, 2002. Other terms of the settlement are confidential. As a result of the settlement, all claims and all defendants will be dismissed with the exception of the claims against Mr. Parrish, which are scheduled to go to trial on January 6, 2003. The Bank is receiving mutual releases with respect to the settling defendants. This amount is reflected as a receivable and is included in other assets on the Company's Statement of Financial Condition as of September 30, 2002 and as a reduction of legal fees included in other operating expenses on the Company's Consolidated Statement of Income for the three and nine month periods ended September 30, 2002. The effect on net income is $307,500 after applicable income tax expense.

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

     The  Bank  considers  its  defenses  to  these  claims  to be  meritorious.
Nevertheless, the Bank and its insurers have entered into settlement negotiations with the plaintiffs in order to avoid the uncertainty and costs of litigation. As of the date of this report, the parties have entered into a provisional settlement of the litigation. The Company anticipates that a final settlement will be reached in the fourth quarter of 2002. As a result, the Company has estimated the settlement will result in an increase in other operating expenses of $1,630,000 and will decrease net income by $1,002,450, net of applicable income taxes for the three and nine month periods ended September 30, 2002. The Company cannot predict with certainty if the settlement will be consummated nor can it assure that its current estimate of the effect of the cost of settlement on operating expenses will be borne out.

Consumer Automobile Financing

     On October 11, 2002, William Alston, Murphy Howard, and Jason Tittle filed an action in the United States District Court for the Northern District of Alabama purporting to be a class action against Community Bank, Community Bancshares, Inc., certain of their officers and others. The suit alleges that certain of the defendants engaged in various purported tortious practices related to consumer automobile financing. The Company believes the lawsuit is without merit and intends to defend it vigorously. Because the case is in its very initial stages, it is impossible now to predict the outcome of the suit and its effect on the Company's financial condition and result of operations.

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


NOTE 6 - CAPITALIZED LEASES

     On May 31, 2002, the purchaser of Community Bank's Marshall County branch offices assumed the Company's lease on the Boaz, Alabama location. This lease had been accounted for under capitalized lease rules. The balances of the capitalized lease asset and capitalized lease obligation on May 31, 2002 were as follows:

                  Capitalized lease asset..............................   $      1,696,576
                    Less:  Accumulated depreciation....................            169,658
                                                                                ----------
                  Net capitalized lease asset..........................   $      1,526,918
                                                                                ==========

                  Capitalized lease obligation.........................   $      1,614,318
                                                                                ==========

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

     The following is a schedule by year of the future minimum lease payments to be received together with the present value of the net minimum lease payments as of September 30, 2002.

                  Years ending December 31,
                    2002...............................................     $       42,000
                    2003...............................................            168,000
                    2004...............................................            168,000
                    2005...............................................            168,000
                    2006...............................................            168,000
                    2007...............................................          2,691,591
                                                                                ----------
                  Total minimum lease payments.........................          3,405,591
                    Less: Amount representing interest.................            328,977
                                                                                ----------
                  Present value of net minimum lease payments..........     $    3,076,614
                                                                                ==========

NOTE 7 - INTANGIBLE ASSETS

     In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. The statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of the statement. The statement also required that intangible assets with determinable lives be amortized. The Company adopted Statement No. 142 on January 1, 2002. Acquired goodwill and other intangible assets at September 30, 2002, are detailed as follows:

                                                                              As of September 30, 2002
                                                                     ----------------------------------------------
                                                                       Gross                               Net
                                                                      Carrying        Accumulated        Carrying
                                                                       Amount         Amortization        Amount
                                                                     -----------     -------------     -------------

Identifiable amortizing assets.................................   $    2,063,311   $     1,311,325   $      751,986
Nonamortizing goodwill.........................................        2,851,372         1,058,565        1,792,807
                                                                     -----------     -------------    -------------
Total acquired intangible asset................................   $    4,914,683   $     2,369,890   $    2,544,793
                                                                     ===========     =============    =============

     Aggregate amortization expense for the period ended September 30, 2002, was $84,879. Aggregate amortization expense of $104,733 and $79,415 is estimated for the years ending December 31, 2002 and 2003, respectively.

     The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized.

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                     ---------------------------     ------------------------------
                                                         2002           2001              2002             2001
                                                     ------------  -------------     --------------   -------------

Reported net income (loss).....................   $  (2,503,535)  $   (1,033,290)  $     1,556,100   $     (384,563)
Add back: Goodwill amortization................               -           27,859                 -           83,578
                                                     ------------  -------------     --------------   -------------

Adjusted net income (loss).....................   $  (2,503,535)  $   (1,005,431)  $     1,556,100   $     (300,985)
                                                     ============  =============     ==============   =============

Basic earnings per share:
   Reported net income (loss)..................   $       (0.54)  $       (0.22)   $          0.34   $       (0.08)
   Add back: Goodwill amortization.............               -            0.01                  -            0.02
                                                     ------------  -------------     --------------   -------------

Adjusted net income (loss).....................   $       (0.54)  $       (0.21)   $          0.34   $       (0.06)
                                                     ============  =============     ==============   =============

Diluted earnings per share:
   Reported net income (loss)..................   $       (0.54)  $       (0.22)   $          0.34   $       (0.08)
   Add back: Goodwill amortization.............               -            0.01                  -            0.02
                                                     ------------  -------------     --------------   -------------

Adjusted net income (loss).....................   $       (0.54)  $       (0.21)   $          0.34   $       (0.06)
                                                     ============  =============     ==============   =============

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". This statement is effective for all combinations initiated after June 30, 2001. This statement supersedes Accounting Principles Board Opinion No. 16, "Business Combinations". SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain instead of being deferred and amortized.

     On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Intangible Assets". This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill will be tested for impairment at least annually, that intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS 142 on January 1, 2002.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. Management is currently evaluating the impact that SFAS No. 143 will have on the Company's financials, but does not expect the adoption will have a material effect.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The effective date for this statement was January 1, 2002 and superseded SFAS No.
121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The Company adopted SFAS No. 144 on January 1, 2002. The implementation of SFAS No. 144 did not have a material effect on the Company's financials.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Management is currently evaluating the impact that SFAS No. 145 will have on the Company's financials, but as a result of very limited applicability, does not expect the adoption will have a material effect.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial reporting and accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The primary difference between SFAS No. 146 and Issue 94-3 relates to the requirement for recognition of a liability related to the cost of an exit or disposal activity when the liability is incurred. Under 94-3, such liability would be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Management does not believe the adoption of SFAS No. 146 will have a material impact on the Company's financials.

     In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions", an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and Interpretation 9 and requires those transactions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. SFAS No. 147 is essentially effective as of October 1, 2002. As a result, the Company adopted SFAS No. 147 on October 1, 2002 with no material impact on the Company's financials.


Note 9 - Recently Passed Legislation

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("the Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of our Company. We do not expect any material adverse effect on our Company as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which have yet to be issued.


NOTE 10 - PRIOR PERIOD ADJUSTMENT

     During the quarter ended September 30, 2002, it was determined that certain items related to the fourth quarter of the year ended December 31, 2001 had not been properly recorded in that period. The items related to unrecorded liabilities, valuation of repossessed assets and accounts receivable. Accordingly, the December 31, 2001 Consolidated Statement of Financial Condition has been adjusted and restated as follows:



         Retained Earnings, December 31, 2001, as previously reported...............    $    12,390,300
         Adjustments:
              Unrecorded liabilities................................................           (227,985)
              Valuation of repossessed assets.......................................            (85,986)
              Accounts Receivable...................................................            (47,347)
                                                                                            -----------
         Retained Earnings, December 31, 2001, as restated..........................    $    12,028,982
                                                                                            ===========


NOTE 11 - SUBSEQUENT EVENTS

     On November 15, 2002, the Company filed Form 12B-25 (Notification of Late Filing) with the Securities and Exchange Commission due to the fact that during the third quarter, the Company changed external auditors and the new independent auditors needed additional time to review the 10Q. In that filing, the Company reported for the three month and nine month period ended September 30, 2002 a net loss of $1,809,000 and net income of $2,251,000, respectively. That same day, after filing the 12B-25, management became aware that provisional settlements had been reached in certain lawsuits in which the Company is involved (See Note 5 - Contingencies). Management determined that the outcome of certain of these lawsuits are now estimable and probable and, therefore, have now been reflected in the Company's financial statements as of September 30, 2002.

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

Critical Accounting Policies

     Accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. Community Bancshares, Inc. recognizes the following as critical accounting policies: Accounting for Allowance for Loan Losses and Accounting for Income Taxes.

     Accounting for Allowance for Loan Losses. Management's ongoing evaluation of the adequacy and allocation of the allowance considers both impaired and unimpaired loans and takes into consideration the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, the reviews of regulators, and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, adverse economic conditions, increased nonperforming loans, regulatory concerns, or other factors will not require further increases in, or re-allocation of the allowance. See "Provisions for Loan Losses and Allowance for Loan Losses."

     Accounting for Income Taxes. Community Bancshares, Inc. uses the asset and liability method of accounting for income taxes. Determination of the deferred and current provision requires analysis by management of certain transaction and the related tax laws and regulations. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. Those judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.


FINANCIAL CONDITION

September 30, 2002 compared to December 31, 2001

Summary

     Total assets at September 30, 2002 were $579,835,000, down from $729,500,000 at December 31, 2001. The decrease in total assets was mainly attributable to Community Bank branch divestitures as well as an overall decrease in loan volume. Refer to "Notes to Consolidated Financial Statements,
Note 2 - Branch Divestitures" throughout the discussion of financial condition.

Earning Assets

     The earning assets of the Company are mainly composed of investment securities, federal funds sold and loans. Investment securities increased $1,038,000, or 0.9%, to $122,717,000 at September 30, 2002 from $121,679,000 at
December 31, 2001. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Short-term investments in the form of interest-bearing deposits with banks were $200,000 at both September 30, 2002 and December 31, 2001. The Company had $18,210,000 in federal funds sold at September 30, 2002, compared to $30,000,000 at December 31, 2001, representing a decrease of $11,790,000, or 39.3%. The decrease in federal funds sold was primarily due to the cash outlay used in the branch divestiture transactions. Management had kept federal funds sold balances at high levels in anticipation of funding necessary to consummate the sale of its branch offices and depleted those funds upon the aforementioned consumation.

     Loans comprise the largest single category of the Company's earning assets. Loans, net of unearned income, were $372,571,000 at September 30, 2002 down $128,949,000, or 25.7%, from $501,520,000 at December 31, 2001. This decrease is partly attributable to the sale of the loan portfolio in the branch divestitures, but the Company continues to experience a decline in total loans because of economic downturns, the tightening of the Company's credit standards, and increased loan charge-offs.

Non-performing Assets and Past Due Loans

     Total delinquent and non-performing loans reflect some improvement over second quarter numbers. Weak economic growth and the lack of new job creation continue to hamper several of the Bank's lending areas. However, the recently implemented procedures for timely identification of potential repayment problems coupled with aggressive collection efforts have resulted in slowing the growth in the 30-89 day delinquency totals as well as providing for a substantial reduction in loans that are over 90 days past due. Still, nonperforming assets currently exceed the level of the reserve for loan losses, but while the overall level of delinquent and non-performing loans remains excessive, management remains committed to effecting improvement in these areas.

     Between December 31, 2001 and September 30, 2002, the ratio of the allowance for loan losses to total nonperforming assets declined from 58.37% at year-end 2001 to 47.50% at September 30, 2002. The ratio of total nonperforming assets to total assets increased to 3.14% at September 30, 2002 from 1.71% at year-end 2001, while the ratio of nonperforming loans to total loans, net of unearned income, increased to 2.79% at September 30, 2002 from 1.64% at December 31, 2001. These changes were primarily due to an increase in nonaccruing loans of $2,334,000, or 39.8%, to $8,193,000 at September 30, 2002 from $5,859,000 at
December 31, 2001 and an increase in other real estate of $3,507,000, or 81.8%, to $7,794,000 at September 30, 2002 from $4,287,000 at December 31, 2001. This increase is partly attributable to the Guntersville property located in Marshall County, Alabama as discussed in Note 4 - Other Real Estate Owned in the Notes to Consolidated Financial Statements. The Company experienced a decrease in loans past due 90 days or more of $1,301,000, or 55.5%, to $1,045,000 at September 30, 2002 from $2,346,000 at December 31, 2001. Total nonperforming assets increased $5,695,000, or 45.6%, to $18,187,000 at September 30, 2002 from $12,492,000 at
December 31, 2001. The overall level of delinquent and non-performing assets remains excessive. The trend for loans past due 90 days or more appears to be for these loans to then be placed on non-accrual status as evidenced by the large increase in non-accrual loans. The Company will continue this recognition process and identify non-performing assets through its loan review process. This process has been fully implemented for less than one year and as the loan reviews have been completed the Company has seen substantial increases in non-performing assets. The Company has also, however, experienced an improvement in loans 90 days or more past due since December 31, 2001. We believe this is attributable to recognizing problem credits more timely as well as more aggressive collection efforts. The Company does expect a further increase in non-performing assets during the fourth quarter of 2002.

Funding

     The Company's primary sources of funding are from deposits from the customers of Community Bank and from other short-term and long-term borrowings. Total deposits of $469,563,000 at September 30, 2002 reflected a decrease of $148,143,000, or 24.0%, from $617,706,000 at year-end 2001. Deposits are
Community Bank's primary source of funds. Noninterest-bearing deposits decreased $10,944,000, or 16.2%, to $56,752,000 at September 30, 2002 from $67,696,000 at
December 31, 2001, while interest-bearing deposits decreased $137,199,000, or 24.9%, to $412,811,000 at September 30, 2002 from $550,010,000 at December 31,
2001. Certificates of deposit of $100,000 or more decreased $29,849,000, or 25.0%, to $89,687,000 at September 30, 2002 from $119,536,000 at December 31,
2001. The branch divestitures accounted for $139,080,000 of the decrease in total deposits.

     Total short-term borrowings decreased $2,878,000, or 66.0%, to $1,482,000 at September 30, 2002 from $4,360,000 at December 31, 2001. This decrease was attributable to a commercial account set up as "securities sold under agreements to repurchase" arrangement that transferred after the Marshall County, Alabama divestiture. FHLB borrowings remained constant at $38,000,000 for both September 30, 2002 and December 31, 2001, while long-term debt decreased $814,000, or 17.4%, to $3,853,000 at September 30, 2002 from $4,667,000 at December 31, 2001.

     In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the Capital Securities ($10,000,000) and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of
10.875%. Under the terms of the indenture, the Company may elect to defer payments of interest for up to ten semiannual payment periods. The Company elected to defer its March and September 2002 interest payment and may elect to do so again based on the liquidity needs of the Company when future payments become due. For the duration of such deferral period, the Company is restricted from paying dividends to shareholders or paying debt that is junior to the debentures. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines.

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

Liquidity

     The following is a discussion of cash flows. The Company experienced a $12,551,000 decrease in cash and cash equivalents during the first nine months of 2002. Cash provided by operating activities was $4,271,000. Investing activities used only $4,124,000 despite a cash payment of $32,055,000 in the divestiture of ten Community Bank branches. This payment was offset by increases in cash from other investing activities such as proceeds from the sale or calls of securities and decreases in loans to customers. Financing activities used $12,698,000 of cash and cash equivalents during the first nine months of 2002. Certificates of deposits decreased $8,157,000, excluding any decreases for the divested branches and demand deposits, NOW deposits, and other savings deposits decreased $906,000 also excluding any decreases due to the branch divestitures.

     Dividends paid by Community Bank are the primary source of funds available to the Company. The Company relies on dividends from Community Bank in order to pay expenses, service debt and pay dividends to shareholders. Certain restrictions exist regarding the ability of Community Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Although dividends from Community Bank are the primary source of funding, the Company also receives cash from Community Bank in the form of management fee income and generally retains cash for its portion of tax benefit on intercompany income tax settlements. Without dividends or management fee income from Community Bank, the Company would not be able to pay expenses or service debt. Management fees for the first nine months of 2002 were $225,000. Community Bank cannot pay a dividend to the Company without prior approval of the regulatory authorities, nor is the Company able to increase the management fee charged to Community Bank without the prior written approval of the Federal Reserve.

Capital Resources

     Total shareholders' equity at September 30, 2002 was 7.52% of total assets as compared to 5.52% at December 31, 2001. The increase experienced during the first nine months of 2002 is primarily a result of increased retained earnings from net income of $1,556,000 coupled with an increase in accumulated other comprehensive income and a decline in total assets attributable to the Community Bank branch divestitures.

     Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which includes common stock, retained earnings and guaranteed preferred beneficial interest in the Company's junior subordinate deferrable interest debentures, amounted to $50,641,000 at September 30, 2002, compared to $49,118,000 at December 31, 2001. Tier II capital components include supplemental capital components, such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-based capital, which was $56,830,000 at September 30, 2002 as compared to $56,833,000 at year-end 2001. The percentage ratios, as calculated under the guidelines, for Tier I and Total Risk-based capital were 13.69% and 15.36%, respectively, at September 30, 2002, compared to 10.02% and 11.59%, respectively, at year-end 2001. At September 30, 2002, both Tier I and Total Risk-based capital of the Company exceeded the regulatory minimum ratios of 4% and 8%, respectively.

     Another important indicator of capital adequacy in the banking industry is the leverage ratio. The Tier I Leverage ratio is defined as the ratio that the Company's Tier I capital bears to total average assets minus goodwill. The Company's Tier I Leverage ratios were 8.79% and 6.70% at September 30, 2002 and December 31, 2001, respectively, exceeding the regulatory minimum requirement of 4%.


RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2002 and 2001
--------------------------------------------------------------

Summary

     The Company's net loss for the three months ended September 30, 2002 was $2,504,000, an increase of $1,471,000 from a net loss of $1,033,000 for the same period in 2001. Both basic and diluted net loss per share was $0.54 for the three months ended September 30, 2002, as compared to a net loss per share of $0.22 for the same period in 2001. This increased loss in 2002 is a result of lower net interest income and increased noninterest expense net of related tax benefit.

     The Company's net loss from continuing operations for the nine months ended September 30, 2002 was $4,371,000 as compared to a net loss from continuing operations of $1,011,000 for the same period in 2001. This is in most part due to increased noninterest expense related to the net loss on other real estate owned and disposal of assets as well as increased other noninterest expenses due to legal expenses and settlement of lawsuits.

     Discontinued operations provided net income of $5,927,000 for the nine months ended September 30, 2002 as compared to $627,000 for the same period in 2001. Of the net income from discontinued operations in 2002, $8,072,000 represents the gain on the sale transactions themselves before any reduction for income taxes.

Net Interest Income

     The following discussion is on a fully taxable equivalent basis. All average balances and yield calculations exclude average balances and yields of discontinued operations. Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, was $18,087,000 for the nine months ended September 30, 2002. Net interest income, before provision for loan losses, increased $1,061,000, or 6.23%, from $17,026,000 for the same period of 2001. Revenues from interest earning assets of the Company decreased $5,167,000, or 14.2%, to $31,269,000 for the nine months ended September 30, 2002 from $36,436,000 for the same period in 2001. This decrease was due to lower yields on interest earning assets as well as lower average balances of interest earning assets. Average earning assets outstanding during the first nine months of 2002 were $529,639,000, which represents a decrease of $1,689,000, or 0.3%, from $531,328,000 for the first nine months of 2001. The
Company's fully taxable equivalent yield on its average earning assets decreased 128 basis points to 7.89% for the first nine months of 2002, compared to 9.17% for the same period of 2001. This decrease is reflective of the overall decrease in interest rates experienced during the year 2001. Interest expense for the nine months ended September 30, 2002 decreased $6,228,000, or 32.1%, to $13,182,000 from $19,410,000 for the corresponding period of 2001. This decrease occurred due to a decline in rates paid on interest-bearing liabilities and more than offset the decline in income on interest-bearing assets. Average
interest-bearing   liabilities  during  the  first  nine  months  of  2002  were
$471,358,000,   which  represents  a  decrease  of  $3,184,000,  or  6.7%,  from
$474,542,000 for the same period of 2001. The rate paid on average interest-bearing liabilities decreased 173 basis points to 3.74% for the nine month period ended September 30, 2002, compared to 5.47% for the first nine months of 2001. This decrease is also attributable to the overall decline in interest rates during the year 2001.

     The Company's net interest margin, on a fully taxable equivalent basis, for the nine months ended September 30, 2002 increased 29 basis points to 4.57%, from 4.28% for the nine months ended September 30, 2001, due to the increase in net interest income, on a fully taxable equivalent basis. Net interest margin is computed by dividing net interest income, on a fully taxable equivalent basis, by average interest earning assets. This ratio represents the difference between the average yield returned on average interest earning assets and the average rate paid on funds used to support those interest earning assets, including both interest-bearing and noninterest-bearing sources.

     The Company's net interest spread, on a fully taxable equivalent basis, for the nine months ended September 30, 2002 increased 45 basis points to 4.15%, from 3.70% for the nine months ended September 30, 2001, as the average cost of interest-bearing sources of funds decreased 173 basis points while the fully taxable equivalent average yield on interest earning assets decreased 128 basis points. Net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest-bearing sources of funds.

Provision for Loan Losses and Allowance for Loan Losses

     At September 30, 2002, the allowance for loan losses was $8,638,000, which represented an increase of $1,346,000, or 18.5%, from the December 31, 2001 amount of $7,292,000. This increase resulted from management's decision to make provisions for current losses in the loan portfolio as it continues to recognize problem credits in the loan portfolio The provision for loan losses was $6,443,000 and $4,548,000 for the nine months ended September 30, 2002 and 2001, respectively. The allowance for loan losses account as a percent of loans to reserve for potential losses in the loan portfolio has increased by virtue of additional provisions for loan loss expense as well as a reduction in total loans. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 2.32 % at September 30, 2002, compared to 1.45% at December 31, 2001. Loan charge-offs exceeded recoveries by $4,420,000 during the first nine months of 2002, which represented a decrease of $930,000, or 17.4%, from $5,350,000 for the same period during 2001. Provision for loan losses for the three month period ended September 30, 2002 were $2,389,000 a decrease of $60,000, or 2.4%, over the same period for 2001. Loan charge-offs exceeded recoveries by $1,991,000 for the three month period ended September 30, 2002.

     Management believes that the allowance for loan losses at September 30, 2002 is adequate; however, no assurance can be given that additional losses may not occur or that additional provisions to the allowance for loan losses will not be necessary. The amount reserved for loan losses is considered adequate based on managements the Company's present methodology and the assumptions used in the methodology. The Company has determined the need to evaluate its current methodology and to continually revise and document the procedures to address the dynamic economic situations that face the Company's loan portfolio to incorporate such issues as higher levels of past due and nonperforming assets, higher than average regional unemployment issues, declining real estate values, etc. The Company has also identified a possible need to more specifically address loans that are not adversely classified.

Noninterest Income

     Noninterest income from continuing operations for the nine months ended September 30, 2002 decreased $152,000 to $5,742,000, from $5,894,000 for the same period of 2001. Service charges on deposit accounts decreased $61,000, or 2.6%, to $2,314,000 for the first nine months of 2002 from $2,375,000 in the first nine months of 2001. Debt cancellation fees decreased during the first nine months of 2002, as compared to the first nine months of 2001, $109,000, or 34.8%, due to decreased volume in debt cancellation coverage associated with the decline in the Company's loan portfolio. The Company recorded net gains on the sale of investment securities of $429,000 during the nine months ended September 30, 2002, compared to net gains on the sale of investment securities of $533,000 for the same period of 2001.

     For the three month period ended September 30, 2002, noninterest income was $2,007,000 as compared to $2,160,000 for the same period in 2001. The Company has experienced increases of $16,000 for the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001 in its insurance commissions income due to increased revenues at Community Bank's subsidiary Community Insurance Corp., but has experienced decreases in service charges on deposit accounts, bank club dues and debt cancellation fees.

Noninterest Expenses

     Noninterest expenses for the nine months ended September 30, 2002 were $23,498,000, representing a $4,429,000, or 23.2%, increase from $19,069,000 for the same period of 2001. This increase is due to the loss recognized on the writedown of the Company's property located in Guntersville, Alabama (see Note 4
- Other Real Estate Owned in the Notes to Consolidated Financial Statements), the loss recognized on the disposal of one building located in Uniontown,
Alabama and one building located in New Hope, Alabama in the first quarter of 2002 and included in the $334,000 net loss on disposal of assets and an increase in other operating expenses in most part due to legal expenses incurred as well as lawsuit settlements. The primary components of noninterest expenses are salaries and employee benefits, which increased $505,000, or 4.9%, to $10,789,000 for the nine months ended September 30, 2002 from $10,284,000 for the same period of 2001. Occupancy costs increased $55,000, or 3.3%, to $1,731,000 for the first nine months of 2002 from $1,676,000 for the same period of 2001. Furniture and equipment expenses for the nine month period ended September 30, 2002 decreased $11,000, or 0.9%, to $1,243,000 from $1,232,000 for the same period of 2001. Director and committee fees decreased $20,000, or 6.0%, to $316,000 for the first nine months of 2002 from $336,000 for the first nine months of 2001. Other operating expenses were $7,521,000 and $5,540,000 for the nine month periods ended September 30, 2002 and 2001, respectively. This increase of $1,981,000, or 35.6%, was primarily due to increased expenses, especially legal fees and lawsuit settlements.

     Noninterest expenses for the three month period ended September 30, 2002 increased $2,374,000, or 32.4%, from $7,321,000 for the same period in 2001 to $9,695,000. All categories of expenses for the three month period ended September 30, 2002 are down from the same period in 2001 with the exception of the losses on other real estate owned and disposal of assets as well as other operating expenses. For the three month period ended September 30, 2002 as compared to the same period in 2001, occupancy costs decreased $169,000 or 22.6%, furniture, fixtures and equipment costs decreased $60,000 or 12.6%, directors and committee fees remained relatively even for both nine month periods ended September 30, 2001 and 2002.

Income Taxes

     The Company attempts to maximize its net income through active tax planning. Total provision for income taxes increased $391,000 to $544,000 for the nine months ended September 30, 2002 from $153,000 for the same period of 2001 due to tax provision recognized on the gain on the sale of branches. The effective tax rate for the first nine months of 2002 was 25.9%.

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

     The estimated impact on Community Banks net interest income sensitivity over a one year time horizon at September 30, 2002 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Bank's estimates of how interest-bearing transaction accounts will reprice.

                                                                                 RATE SHOCK ANALYSIS
                                                                          -100                          +100
                                                                          Basis                         Basis
                                                                         Points           Level        Points
                                                                                 (Dollars in thousands)

Prime Rate....................................................            3.75%          4.75%           5.75%

Interest Income...............................................       $    38,461    $    40,098    $    41,617
Interest Expense..............................................            14,680         15,957         17,211
                                                                       ---------      ---------       --------
     Net Interest Income......................................       $    23,781    $    24,141    $    24,406
                                                                       =========      =========       ========

Dollar change from Level......................................       $      (360)                  $       265

Percentage change from Level..................................             -1.49%                         1.10%

     As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to increase 1.10% from the level rate scenario and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 1.49% from the level rate scenario. These percent changes fall comfortably within Community Bank's ALCO policy limit of +/-10.00% change in net interest income from the level rate scenario in a 100 basis point rise and fall in the prime rate.

Item 4 - Controls and Procedures

     The Company maintains disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


     In November 2002, an evaluation of the effectiveness of the Company's disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there have been no significant changes in the Company's internal controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company's internal controls) that could significantly affect those controls subsequent to the November 2002 evaluation. Refer to the Certifications by the Company's Chief Executive Officer and Chief Financial Officer following the signature page of this report.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

     Except as noted below, no reportable events or material developments have occurred since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and filed on April 16, 2002.

     In the case of Community Bancshares, Inc. and Community Bank v. Bryan A. Corr et al., on May 31, 2002, the court denied defendants' motion to dismiss, abate or stay the action. The court did dismiss Community Bank's state law claims against Michael Alred and Michael Bean on the grounds that the claims were compulsory counterclaims in the suit brought by Messrs. Alred and Bean against Community Bank alleging wrongful termination of employment. See Note 5 - Contingencies "Employee Litigation" in the Notes to the Consolidated Financial Statements.

     The Bank has settled the litigation against Carl Gregory Ford L-M, Inc. and others. Pursuant to the settlement, the Bank will receive a payment of $500,000 on or before December 15, 2002. See Note 5 - Contingencies - "Auto Loan Litigation" in the Notes to Consolidated Financial Statements.

     On August 9, 2002, the court entered an order dismissing the derivative action filed by William Towns. See Note 5 - "Towns Derivative Litigation" in the Notes to the Consolidated Financial Statements.

     The Company and the Bank have entered into provisional settlements of the "Benson Litigation" and the "Employee Litigation" See Note 5 - Contingencies - "Benson Litigation and "Employee Litigation" in the Notes to the Consolidated Financial Statements.

     On October 11, 2002, William Alston, Murphy Howard, and Jason Tittle filed an action purporting to be a class action against Community Bank, Community Bancshares, Inc., certain of their officers and others in the United States District Court for the Northern District of Alabama. The suit alleges that certain of the defendants engaged in various purported tortious practices related to consumer automobile financing. The Company believes the lawsuit is without merit and intends to defend it vigorously. Because the case is in its very initial stages, it is impossible now to predict the outcome of the suit and its effect on the Company's financial condition and result of operations.


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     11   Statement of computation of per share earnings

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with Community Bancshares, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended September 30, 2002 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 19, 2002       By:  /s/ Kennon R. Patterson, Sr.
     --------------------         ----------------------------------------------
                                 Kennon R. Patterson, Sr.
                                 Chairman, Chief Executive Officer and President



Date:  November 19, 2002       By:   /s/ Kerri C. Newton
     --------------------        -----------------------------------------------
                                 Kerri C. Newton
                                 Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the city of Blountsville, State of Alabama, on November 19, 2002.


                                                      COMMUNITY BANCSHARES, INC.


                              By:  /s/ KENNON R. PATTERSON, SR.
                                ------------------------------------------------
                                 Kennon R. Patterson, Sr.
                                 Chairman, Chief Executive Officer and President


                              By:  /s/ KERRI C. NEWTON
                                ------------------------------------------------
                                 Kerri C. Newton
                                 Chief Financial Officer

CERTIFICATIONS

I, Kennon R. Patterson, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/    Kennon R. Patterson, Sr.
  -------------------------------------
 [GRAPHIC OMITTED]
  Kennon R. Patterson, Sr.
  Chairman, Chief Executive Officer and
  President


Date:  November 19, 2002
     -------------------

CERTIFICATIONS

I, Kerri C. Newton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:  /s/    Kerri C. Newton
  -------------------------------------
 [GRAPHIC OMITTED]
  Kerri C. Newton
  Chief Financial Officer


Date:  November 19, 2002
     -------------------

Exhibit 11 - Statements Re:  Computation of Per Share Earnings

                           Community Bancshares, Inc.
                   Computation of Net Income per Common Share

The following tabulation presents the calculation of basic and fully diluted earnings per common share for the three months and nine months ended September 30, 2002 and 2001.


                                                            For the Three Months Ended  For the  Nine Months Ended
                                                          ----------------------------  ----------------------------
                                                                 September 30,                September 30,
                                                          ----------------------------  ----------------------------
                                                              2002            2001         2002            2001
                                                          -------------   ------------  -------------  -------------

Reported income (loss) from continuing operations.......  $  (2,503,535) $  (1,033,290) $ (4,371,231) $  (1,011,135)
                                                          =============   ============  =============  =============
Reported income (loss) from discontinued operations.....  $           0  $           0  $  5,927,331  $     626,572
                                                          =============   ============  =============  =============
Earnings (losses) on common shares......................  $  (2,503,535) $  (1,033,290) $  1,556,100  $    (384,563)
                                                          =============   ============  =============  =============


Weighted average common shares outstanding - basic......      4,649,782      4,602,569     4,638,801      4,560,172
                                                          =============   ============  =============  =============

Earnings per common share- basic
   Income (loss) from continuing operations.............  $       (0.54) $       (0.22) $      (0.94) $       (0.22)
                                                          =============   ============  =============  =============
   Income (loss) from discontinued operations...........  $           0  $           0  $       1.28  $        0.14
                                                          =============   ============  =============  =============
   Net income (loss)....................................  $       (0.54) $       (0.22) $       0.34  $       (0.08)
                                                          =============   ============  =============  =============


Weighted average common shares outstanding - diluted....      4,649,782      4,602,569     4,638,801      4,560,172
                                                          =============   ============  =============  =============

Earnings per common share- diluted
   Income (loss) from continuing operations.............  $       (0.54) $       (0.22) $      (0.94) $       (0.22)
                                                          =============   ============  =============  =============
   Income (loss) from discontinued operations...........  $           0  $           0  $       1.28  $        0.14
                                                          =============   ============  =============  =============
   Net income (loss)....................................  $       (0.54) $       (0.22) $       0.34  $       (0.08)
                                                          =============   ============  =============  =============





              [The remainder of this page intentionally left blank]