Form 10-Q/A
period 2002-03-31
COMMUNITY BANCSHARES INC /DE/
filed 2002-12-17
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 000-16461

                           COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     63-0868361
-------------------------------              ----------------------------------
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

                                   FORM 10-Q/A
                           COMMUNITY BANCSHARES, INC.
                                 MARCH 31, 2002


Table of Contents                                                                                     Page No.


Part 1 - Financial Information

      Item 1 -    Consolidated Statements Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition as of
                      March 31, 2002 and December 31, 2001....................................           3

                  Consolidated Statements of Income for the Three Months Ended
                      March 31, 2002 and 2001.................................................          4-5

                  Consolidated Statements of Comprehensive Income for the Three Months Ended
                      March 31, 2002 and 2001.................................................           6

                  Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 2002 and 2001.................................................          7-8

                  Notes to Consolidated Financial Statements..................................          9-16

      Item 2 -    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........................         17-22

      Item 3 -    Quantitative and Qualitative Disclosures About Market Risk..................           23

      Item 4 -    Controls and Proceedures....................................................           24

Part 2 - Other Information

      Item 1 -    Legal Proceedings                                                                      25

      Item 6 -    Exhibits and Reports on Form 8-K                                                       25

Signatures

Certification of Periodic Financial Reports


PART 1
Item 1 - Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                            March 31, 2002       December 31, 2001
                                                                          -----------------      -----------------
Assets
   Cash  ................................................................  $      6,619,405      $      8,312,263
   Due from banks .......................................................        11,098,037            14,724,745
   Interest-bearing deposits with banks. ................................           200,000               200,000
   Federal funds sold ...................................................        45,395,000            30,000,000
   Securities available for sale ........................................       111,383,948           121,679,303
   Loans ................................................................       465,532,536           501,583,650
   Less: Unearned income. ...............................................            57,627                63,991
      Allowance for loan losses .........................................         7,201,046             7,292,370
                                                                                -----------           -----------
      Net Loans .........................................................       458,273,863           494,227,289
   Premises and equipment, net ..........................................        37,192,064            39,626,868
   Accrued interest. ....................................................         5,730,234             7,061,043
   Intangibles, net. ....................................................         2,608,855             2,629,682
   Other real estate ....................................................         4,446,638             4,287,273
   Other assets .........................................................         7,672,507             6,751,759
                                                                                -----------           -----------
      Total Assets.......................................................  $    690,620,551      $    729,500,225
                                                                                ===========           ===========

Liabilities and Shareholders' Equity
   Deposits:
      Noninterest-bearing................................................  $     68,880,565      $     67,695,615
      Interest-bearing...................................................       508,756,203           550,010,415
                                                                                -----------           -----------
         Total Deposits .................................................       577,636,768           617,706,030
   Other short-term borrowings ..........................................         4,835,216             4,359,927
   Accrued interest. ....................................................         4,471,008             4,400,000
   FHLB borrowing .......................................................        38,000,000            38,000,000
   Capitalized lease obligations ........................................         5,735,087             5,766,076
   Long-term debt .......................................................         4,396,052             4,666,599
   Guaranteed preferred beneficial interest in the
      Company's junior subordinated deferrable interest debentures ......        10,000,000            10,000,000
   Other liabilities ....................................................         4,139,526             4,297,542
                                                                                -----------           -----------
      Total Liabilities .................................................       649,213,657           689,196,174
Shareholders' Equity
   Preferred stock, par value $.01 per share, 200,000 shares
      authorized, no shares issued ......................................                 -                     -
   Common stock, par value $.10 per share, 20,000,000
      shares authorized, 4,826,601 and 4,808,331 shares
      issued, as of March 31, 2002 and December 31 2001, respectively. ..           482,660               480,833
   Capital surplus ......................................................        30,933,881            30,753,008
   Retained earnings ....................................................        13,261,495            12,028,982
   Treasury Stock, 20,803 shares ........................................          (396,768)             (396,768)
   Unearned ESOP shares - 167,943 and 174,267 shares
      as of March 31, 2002 and December 31, 2001, respectively ..........        (2,254,662)           (2,317,902)
   Accumulated other comprehensive loss..................................          (619,712)             (244,102)
                                                                                -----------           -----------
      Total Shareholders' Equity ........................................        41,406,894            40,304,051
                                                                                -----------           -----------
Total Liabilities and Shareholders' Equity...............................  $    690,620,551      $    729,500,225
                                                                                ===========           ===========


                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                             For the Three Months Ended March 31,
                                                                             ------------------------------------
                                                                                    2002                 2001
                                                                                -------------        ------------
Interest Income
   Interest and fees on loans............................................   $     10,461,514     $    12,741,059
   Interest on investment securities:
      Taxable securities.................................................          1,550,545           1,344,085
      Securities exempt from federal income taxes .......................            145,088             199,809
   Interest on federal funds sold .......................................            143,083             127,021
   Interest on deposits in other banks ..................................              6,994              17,315
                                                                                -------------        ------------
      Total Interest Income .............................................         12,307,224          14,429,289
Interest Expense
   Interest on deposits .................................................          4,585,524           7,250,361
   Interest on other short-term borrowings ..............................             18,897              36,691
   Interest on capitalized lease obligations. ...........................             68,698             569,609
   FHLB borrowings ......................................................            563,350             122,499
   Interest on long-term debt. ..........................................             53,898             116,208
   Interest on guaranteed preferred
      beneficial interest in the
      Company's junior subordinated
      deferrable interest debentures ....................................            280,303             271,875
                                                                                -------------        ------------
         Total Interest Expense. ........................................          5,570,670           8,367,243
                                                                                -------------        ------------
Net Interest Income. ....................................................          6,736,554           6,062,046
   Provision for loan losses ............................................          1,042,252             974,737
                                                                                -------------        ------------
Net Interest Income After Provision
   For Loan Losses ......................................................          5,694,302           5,087,309
Noninterest Income
   Service charges on deposits ..........................................            930,280             965,550
   Insurance commissions. ...............................................            539,605             540,021
   Bank club dues .......................................................            135,223             150,505
   Debt cancellation fees ...............................................             69,043             141,594
   Other operating income ...............................................            216,737             432,779
   Investment securities gains ..........................................             16,646             353,015
                                                                                -------------        ------------
      Total Noninterest Income...........................................          1,907,534           2,583,464
                                                                                -------------        ------------
Noninterest Expenses
   Salaries and employee benefits .......................................          3,845,927           3,968,904
   Occupancy expense ....................................................            725,178             679,986
   Furniture and equipment expense. .....................................            445,184             430,601
   Director and committee fees ..........................................            103,250             114,348
   Loss on disposal of assets............................................            395,575              13,195
   Other operating expenses .............................................          1,872,152           1,461,559
                                                                                -------------        ------------
      Total Noninterest Expenses ........................................          7,387,266           6,668,593
                                                                                -------------        ------------
Income (loss) from continuing operations before income taxes ............            214,570           1,002,180
Income tax expense (benefit).............................................            119,605             290,885
                                                                                -------------        ------------
      Income (Loss) from continuing operations...........................   $         94,965     $       711,295
                                                                                =============        ============



                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                              For the Three Months Ended March 30,
                                                                              ------------------------------------
                                                                                    2002                 2001
                                                                                -------------        ------------
Discontinued Operations (Note - 2)
   Income from operations of divested branches
      (includes gain on disposal of $1,551,443)..........................          1,632,063             134,569
   Income tax expense....................................................            494,515              40,774
                                                                                -------------        ------------
Gain from discontinued operations........................................          1,137,548              93,795
                                                                                -------------        ------------
         Net Income (Loss)...............................................   $      1,232,513     $       805,090
                                                                                =============        ============

Earnings (loss) from continuing operations per common share - basic......   $          0.02      $          0.16
Earnings (loss) from continuing operations per common share - diluted....   $          0.02      $          0.16

Earnings (loss) from discontinued operations per common share - basic....   $          0.25      $          0.02
Earnings (loss) from discontinued operations per common share - diluted..   $          0.25      $          0.02

Earnings (loss) per common share - basic.................................   $          0.27      $          0.18
Earnings (loss) per common share - diluted...............................   $          0.27      $          0.18

Dividends per share......................................................   $              -     $             -



                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                              For the Three Months Ended March 31,
                                                                              ------------------------------------
                                                                                    2002                 2001
                                                                                -------------        ------------

Net Income................................................................  $      1,232,513     $       805,090

Components of other comprehensive income:
   Unrealized holding gains (losses) arising during the period
      before income tax and reclassification adjustments .................          (609,370)            864,531
   Reclassification adjustments for net gains (losses) included in net income       (16,646)            (353,015)
                                                                                -------------        ------------
   Other comprehensive gains (losses), before income taxes ...............          (626,016)            511,516
   Income tax expense (benefit) related to other comprehensive income.....          (250,406)            204,607
                                                                                -------------        ------------
   Total  other comprehensive income (loss), net of income tax............          (375,610)            306,909
                                                                                -------------        ------------

Comprehensive income.....................................................   $        856,903     $     1,111,999
                                                                                =============        ============

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                                   Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                     2002                2001
                                                                                --------------       -------------
Operating Activities:
   Net income...........................................................      $     1,232,513    $        805,090
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Provision for loan losses ...........................................            1,040,419             951,118
   Provision for depreciation and amortization .........................              566,866             632,593
   Amortization of investment security premiums
      and accretion of discounts. ......................................               73,075              20,335
   Deferred tax expense (benefit) ......................................              164,908            (146,684)
   Realized investment security gains. .................................              (16,646)           (353,015)
   Gain on sale of  branches............................................           (1,551,443)                  -
   Loss on sale of premises and equipment ..............................              395,575              13,195
   Decrease in accrued interest receivable. ............................            1,133,827           1,157,456
   Increase in accrued interest payable ................................              244,834             299,310
   Other ...............................................................             (844,973)         (1,417,245)
                                                                                --------------       -------------
      Net cash provided by operating
         activities ....................................................            2,438,955           1,962,153
                                                                                --------------       -------------
Investing Activities:
   Proceeds from sales of securities available for sale ................           11,597,387           9,652,796
   Proceeds from maturity of securities
      available for sale ...............................................            2,000,000          15,692,087
   Purchase of securities available for sale  ..........................           (3,984,476)        (27,916,121)
   Net decrease in loans to customers ..................................           10,719,993           2,385,997
   Proceeds from sale of premises and equipment. .......................               60,350              87,478
   Capital expenditures ................................................             (136,100)           (959,358)
   Net proceeds from sale of other real estate .........................              177,903                   -
   Cash paid in branch sale.............................................           (8,294,497)                  -
                                                                                --------------       -------------
      Net cash provided by (used) in investing activities ..............           12,140,560          (1,057,121)
                                                                                --------------       -------------
Financing Activities:
   Net increase (decrease) in demand deposits,
      NOW accounts, savings and time open deposit accounts..............            6,614,878          (2,975,141)
   Net (decrease) increase in certificates of deposit ..................          (11,355,951)          8,731,988
   Net increase (decrease) in short-term borrowings ....................              475,289            (682,837)
   Net decrease in capitalized lease obligations .......................              (30,989)            (18,399)
   Repayment of long-term debt .........................................             (207,308)           (239,851)
   Issuance of common stock. ...........................................                    -             209,865
                                                                                --------------       -------------
         Net cash (used) provided by financing
         activities ....................................................           (4,504,081)          5,025,625
                                                                                --------------       -------------
Net increase in cash and cash equivalents ..............................           10,075,434           5,930,657
Cash and cash equivalents at beginning of year .........................           53,037,008          29,006,611
                                                                                --------------       -------------
Cash and cash equivalents at end of period..............................      $    63,112,442    $     34,937,268
                                                                                ==============       =============


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                                   Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                     2002                2001
                                                                                --------------       -------------

Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest.............................................................      $     5,814,023    $      9,122,290
   Income taxes.........................................................                  947               3,530

Supplemental schedule of non-cash investing and financing activities:

   Real estate acquired through foreclosure.............................      $     1,246,862    $        469,994
   Assets (except cash) disposed of in branch sale......................           25,660,924                   -
   Deposit liabilities including accrued interest released in branch sale          35,502,014                   -



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

     The Capital Securities are mandatorily redeemable upon the maturity of the debentures on March 8, 2030, or upon earlier redemption as provided in the indenture pursuant to which the debentures were issued. The Company has the right to redeem the debentures purchased by the Trust: (i) in whole or in part, on or after March 8, 2010; and (ii) in whole (but not in part) at any time within 90 days following the occurrence and during the continuation of a tax event,

            COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES (UNAUDITED)

capital treatment event or investment company event (each as defined in the indenture). As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be a percentage of the principal amount, ranging from 105.438% in 2010 to 100.00% in and after 2020, plus accrued but unpaid interest.

NOTE 4 - SEGMENT REPORTING

     All of the Company's offices offer similar products and services, are located in the same geographic region and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore feels that the basic financial statements and related footnotes provide sufficient detail related to segment reporting.

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

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

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

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

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

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

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

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

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

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

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

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


NOTE 7 - PRIOR PERIOD ADJUSTMENT

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

         Retained Earnings, December 31, 2001, as previously reported...............    $    12,390,300
         Adjustments:
              Unrecorded liabilities................................................           (227,985)
              Valuation of repossessed assets.......................................            (85,986)
              Accounts Receivable...................................................            (47,347)
                                                                                           -------------
         Retained Earnings, December 31, 2001, as restated..........................    $    12,028,982
                                                                                           =============

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

FINANCIAL CONDITION

March 31, 2002 compared to December 31, 2001

Summary


     Total assets at March 31, 2002 were approximately $690,602,000, down from approximately $729,500,000 at December 31, 2001. The decrease in total assets was mainly attributable to both the sale of Community Bank's Pulaski, Tennessee branches as well as an overall decrease in loan volume. Refer to "Notes to Consolidated Financial Statements, Note 2 - Discontinued Operations" throughout the discussion of financial condition.


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

Capital Resources


     Total shareholders' equity at March 31, 2002 was 6.00% of total assets as compared to 5.52% at December 31, 2001. The increase experienced during the first three months of 2002 is primarily a result of increased retained earnings from net income of approximately $1,233,000 offset slightly by a decrease in accumulated other comprehensive income coupled with a decline in total assets attributable to the sale of the Pulaski, Tennessee branches.

     Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which includes common stock, retained earnings and guaranteed preferred beneficial interest in the Company's junior subordinate deferrable interest debentures, amounted to approximately $48,994,000 at March 31, 2002, compared to approximately $49,118,000 at December 31, 2001. Tier II capital components include supplemental capital components, such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-based capital, which was approximately $56,293,000 at March 31, 2002 as compared to $56,833,000 at year-end 2001. The percentage ratios, as calculated under the guidelines, for Tier I and Total Risk-based capital were 10.69% and 12.29%, respectively, at March 31, 2002, compared to 10.02% and 11.59%, respectively, at year-end 2001. At March 31, 2002, both Tier I and Total Risk-based capital of the Company exceeded the regulatory minimum ratios of 4% and 8%, respectively.

     Another important indicator of capital adequacy in the banking industry is the leverage ratio. The Tier I Leverage ratio is defined as the ratio that the Company's Tier I capital bears to total average assets minus goodwill. The Company's Tier I Leverage ratios were 6.78% and 6.70% at March 31, 2002 and December 31, 2001, respectively, exceeding the regulatory minimum requirement of 4%.



RESULTS OF OPERATIONS

Three months ended March 31, 2002 and 2001

Summary


     The Company's net income for the three months ended March 31, 2002 was approximately $1,233,000, an increase of $428,000, or 53.2%, from $805,000 for the same period in 2001. Both basic and diluted net income per share was $0.27 for the three months ended March 31, 2002, as compared to $0.18 for the same period in 2001. This increase during the first quarter of 2002 compared to the same period of 2001 resulted from an increase of approximately $675,000 or 11.1% in net interest income, before provision for loan losses, a decrease of $675,000, or 26.1%, in noninterest income and an increase of approximately
$718,000, or 10.8%, in noninterest expense during the first quarter of 2002 compared to the first quarter of 2001. The provision for loan losses increased $67,000, or 6.9%, to approximately $1,042,000 during the three months ended March 31, 2002, from approximately $975,000 in the same period of 2001. Discontinued operations of the Company's Pulaski, Tennessee locations had net of tax gains of $1,137,548 and $93,795 for the three month periods ended March 31, 2002 and 2001, respectively. The gain of $1,137,548 in 2002 includes the before tax gain on the divestiture of $1,551,443.


Net Interest Income


     The following discussion is on a fully taxable equivalent basis. Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, was approximately $6,854,000 for the three months ended March 31, 2002. Net interest income, before provision for loan losses, increased $639,000, or 10.3%, from approximately $6,215,000 for the same period of 2001. Revenues from interest earning assets of the Company decreased $2,156,000, or 14.8%, to approximately $12,425,000 for the three months ended March 31, 2002 from approximately $14,581,000 for the same period in 2001. This decrease was due to lower yields on interest earning assets. Average earning
assets   outstanding  during  the  first  quarter  of  2002
were approximately $623,142,000, which represents an increase of approximately $11,206,000, or 1.8%, from approximately $611,936,000 for the first quarter of 2001. The Company's fully taxable equivalent yield on its average earning assets decreased 157 basis points to 8.09% for the first three months of 2002, compared to 9.66% for the same period of 2001. This decrease is reflective of the overall decrease in interest rates experienced during the year 2001. Interest expense for the three months ended March 31, 2002 decreased approximately $2,795,000, or 33.4%, to $5,571,000 from $8,366,000 for the corresponding period of 2001. This decrease occurred due to a decline in rates paid on interest-bearing liabilities and more than offset the decline in income on interest-bearing assets. Average interest-bearing liabilities during the first quarter of 2002 were approximately $574,127,000, which represents an increase of $6,937,000, or 1.2%, from approximately $567,190,000 for the same period of 2002. The rate paid on average interest-bearing liabilities decreased 204 basis points to 3.94% for the three month period ended March 31, 2002, compared to 5.98% for the first three months of 2001. This decrease is also attributable to the overall decline in interest rates during the year 2001.

     The Company's net interest margin, on a fully taxable equivalent basis, for the three months ended March 31, 2002 increased 34 basis points to 4.46%, from 4.12% for the three months ended March 31, 2001, due to the increase in net interest income, on a fully taxable equivalent basis. Net interest margin is computed by dividing net interest income, on a fully taxable equivalent basis, by average interest earning assets. This ratio represents the difference between the average yield returned on average interest earning assets and the average rate paid on funds used to support those interest earning assets, including both interest-bearing and noninterest-bearing sources.

     The Company's net interest spread, on a fully taxable equivalent basis, for the three months ended March 31, 2002 increased 47 basis points to 4.15%, from 3.68% for the three months ended March 31, 2001, as the average cost of interest-bearing sources of funds decreased 204 basis points while the fully taxable equivalent average yield on interest earning assets decreased 157 basis points. Net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest-bearing sources of funds.


Provision for Loan Losses and Allowance for Loan Losses


     At March 31, 2002, the allowance for loan losses was $7,201,000 which represented a decrease of $91,000, or 1.2%, from the December 31, 2001 amount of $7,292,000. This decrease includes a decrease of approximately $278,000 as a result of the sale of the Pulaski, Tennessee branches. The provision for loan losses was $1,042,000 and $975,000 for the three months ended March 31, 2002 and 2001, respectively. This increase resulted from management's decision to make provisions for current losses in the loan portfolio as it continues its effort to improve the overall credit quality of the Company. In this effort, management has increased the allowance for loan losses account as a percent of loans to reserve for potential losses in the loan portfolio by recognizing additional provisions for loan loss expense. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 1.55% at March 31, 2002, compared to 1.45% at December 31, 2001. Loan charge-offs exceeded recoveries by $854,000 during the first three months of 2002, which represented an increase of $289,000, or 51.2%, from $565,000 for the same period during 2001. Management believes that the allowance for loan losses at March 31, 2002 is adequate; however, no assurance can be given that additional losses may not occur or that additional provisions to the allowance for loan losses will not be necessary.


Noninterest Income


     Noninterest income for the three months ended March 31, 2002 decreased $675,000, or 26.1%, to approximately $1,908,000, from approximately $2,583,000 for the same period of 2001. Service charges on deposit accounts decreased $36,000, or 3.7%, to approximately $930,000 for the first quarter of 2002 from approximately $966,000 in the first quarter of 2001. Debt cancellation fees decreased during the first quarter of 2002, as compared to the first quarter of 2001, approximately $73,000, or 51.4%, due to decreased volume in debt cancellation coverage associated with the decline in the Company's loan portfolio. Other operating income decreased $216,000, or 49.9%, to approximately $217,000 for the first quarter of 2002 from approximately $433,000 for the same period of 2001. The Company recorded net gains on the sale of investment securities of approximately $17,000 during the three months ended March 31, 2002, compared to net gains on the sale of investment securities of approximately $353,000 for the same period of 2001.


Noninterest Expenses


     Noninterest expenses for the three months ended March 31, 2002 were approximately $7,387,000, representing a $718,000, or 10.8%, increase from $6,669,000 for the same period of 2001. This increase is in most part due to a loss recognized on the disposal of one building located in Uniontown, Alabama and one building located in New Hope, Alabama. The primary components of noninterest expenses are salaries and employee benefits, which decreased $123,000, or 3.1%, to approximately $3,846,000 for the three months ended March 31, 2002 from approximately $3,969,000 for the same period of 2001. The decrease in salaries and employee benefits is attributable to managements continued effort to lower staff costs by increasing efficiencies. Occupancy costs increased $45,000, or 6.6%, to approximately $725,000 for the first quarter of 2002 from approximately $680,000 for the same period of 2001. Furniture and equipment expenses for the three month periods ended March 31, 2002 increased $14,000, or 3.2%, to approximately $445,000 from approximately $431,000 for the same period of 2001. Director and committee fees decreased $11,000, or 9.6%, to approximately $103,000 for the first quarter of 2002 from approximately $114,000 for the first quarter of 2001. Other operating expenses were approximately $1,872,000 and $1,462,000 for the three month periods ended March 31, 2002 and 2001, respectively. This increase of approximately $410,000, or 28.0%, was primarily due to increased expenses, especially legal fees, related to the continued litigation against the Company.


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

                                                RATE SHOCK ANALYSIS
                                                                          -100                          +100
                                                                          Basis                         Basis
                                                                         Points           Level        Points
                                                                                 (Dollars in thousands)

Prime Rate....................................................            3.75%          4.75%           5.75%

Interest Income...............................................       $    44,345    $    46,711    $    48,948
Interest Expense..............................................            16,463         18,416         20,297
                                                                         -------        -------        -------
     Net Interest Income......................................       $    27,882    $    28,295    $    28,651
                                                                         =======        =======        =======

Dollar change from Level......................................       $      (413)                  $       356

Percentage change from Level..................................             -1.46%                         1.26%

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

                            PART II OTHER INFORMATION

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

No reportable events or material developments have occurred since the filing of the Company's Annual Report on Form 10-K, for the year ended December 31, 2001 and filed on April 16, 2002.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     11   Statement of computation of per share earnings...............................                          26

     99.1 Chief Executive Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.........................................................................                          27

     99.2 Chief Financial Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.........................................................................                          28

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the first quarter ended March 31, 2002.


             [The remainder of this page intentionally left blank]

Exhibit 11 - Statements Re:  Computation of Per Share Earnings

                           Community Bancshares, Inc.

                   Computation of Net Income per Common Share

The following tabulation presents the calculation of basic and fully diluted earnings per common share for the three months ended March 31, 2002 and 2001.


                                                                                 For the Three  Months Ended March 31,
                                                                                ---------------------------------------
                                                                                        2002                2001
                                                                                   -------------       -------------

Reported income from continuing operations....................................   $        94,965   $        711,295
                                                                                   -------------       -------------
Reported income (loss) from discontinued operations...........................   $     1,137,548   $         93,795
                                                                                   =============       =============
Earnings (losses) on common shares............................................   $     1,232,513   $        805,090
                                                                                   =============       =============

Weighted average common shares outstanding - basic............................         4,625,949          4,501,415
                                                                                   =============       =============

Earnings per common share- basic
   Income from continuing operations..........................................   $          0.02   $           0.16
                                                                                   =============       =============
   Income (loss) from discontinued operations.................................   $          0.25   $           0.02
                                                                                   =============       =============
   Net income.................................................................   $          0.27   $           0.18
                                                                                   =============       =============


Weighted average common shares outstanding - diluted..........................         4,625,949          4,531,516
                                                                                   =============       =============

Earnings per common share- diluted
   Income from continuing operations..........................................   $          0.02   $           0.16
                                                                                   =============       =============
   Income (loss) from discontinued operations.................................   $          0.25   $           0.02
                                                                                   =============       =============
   Net income.................................................................   $          0.27   $           0.18
                                                                                   =============       =============


              [The remainder of this page intentionally left blank]

Exhibit 99.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


     In connection with Community Bancshares, Inc. ("Company") Quarterly Report on Form 10-Q/A for the period ended March 31, 2002 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  December 17, 2002       By:  /s/ Kennon R. Patterson, Sr.
     --------------------         ----------------------------------------------
                                 Kennon R. Patterson, Sr.
                                 Chairman, Chief Executive Officer and President

Exhibit 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


     In connection with Community Bancshares, Inc. ("Company") Quarterly Report on Form 10-Q/A for the period ended March 31, 2002 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  December 17, 2002       By:   /s/ Kerri C. Newton
     --------------------        -----------------------------------------------
                                 Kerri C. Newton
                                 Chief Financial Officer

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, in the city of Blountsville, State of Alabama, on December 17, 2002.



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

1. I have reviewed this quarterly report on Form 10-Q/A of Community Bancshares, Inc.;

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


Date:  December 17, 2002
     -------------------

CERTIFICATIONS

I, Kerri C. Newton, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Community Bancshares, Inc.;

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


Date:  December 17, 2002
     -------------------