Form 10-Q/A
period 2002-06-30
COMMUNITY BANCSHARES INC /DE/
filed 2002-12-17
CIK 752195

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                  |_|yes|_|no


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 29, 2002, there were 4,645,589 shares of the registrant's common stock, $.10 par value shares, outstanding.

                                   FORM 10-Q/A
                           COMMUNITY BANCSHARES, INC.
                                  JUNE 30, 2002


Table of Contents                                                                                     Page No.


Part 1 - Financial Information

      Item 1 -    Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition as of
                      June 30, 2002 and December 31, 2001.......................................          3

                  Consolidated Statements of Income and Consolidated Statements of Comprehensive
                      Income for the Three Months Ended June 30, 2002 and 2001..................        4 - 6

                  Consolidated Statements of Income and Consolidated Statements of Comprehensive
                      Income for the Six Months Ended June 30, 2002 and 2001....................        7 - 9
                  Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 2002 and 2001....................................................       10 - 11

                  Notes to Consolidated Financial Statements....................................       12 - 21

      Item 2 -    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.............................       22 - 27

      Item 3 -    Quantitative and Qualitative Disclosures About Market Risk....................         28

      Item 4 -    Controls and Proceedures......................................................         28

Part 2 - Other Information

      Item 1 -    Legal Proceedings.............................................................         29

      Item 4 -    Submission of Matters to a Vote of Security Holders...........................         29

      Item 6 -    Exhibits and Reports on Form 8-K..............................................         30

Signatures

Certification of Periodic Financial Reports


PART 1
Item 1 - Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                                                             June 30, 2002
                                                                              (Unaudited)        December 31, 2001
                                                                           -----------------     -----------------
Assets
   Cash  ................................................................  $      4,502,013      $      8,312,263
   Due from banks .......................................................        16,228,534            14,724,745
   Interest-bearing deposits with banks. ................................           200,000               200,000
   Federal funds sold ...................................................         6,000,000            30,000,000
   Securities available for sale ........................................       119,958,022           121,679,303
   Capitalized lease receivable..........................................         3,099,545                     -
   Loans ................................................................       384,729,812           501,583,650
   Less: Unearned income. ...............................................            51,973                63,991
      Allowance for loan losses .........................................         8,239,779             7,292,370
                                                                           -----------------     -----------------
      Net Loans .........................................................       376,438,060           494,227,289
   Premises and equipment, net ..........................................        29,702,856            39,626,868
   Accrued interest. ....................................................         4,734,144             7,061,043
   Intangibles, net. ....................................................         2,588,016             2,629,682
   Other real estate ....................................................         4,720,836             4,287,273
   Other assets .........................................................         6,503,621             6,751,759
                                                                           -----------------     -----------------
      Total Assets.......................................................  $    574,675,647      $    729,500,225
                                                                           =================     =================
Liabilities and Shareholders' Equity
   Deposits:
      Noninterest-bearing................................................  $     54,995,846      $     67,695,615
      Interest-bearing...................................................       408,999,457           550,010,415
                                                                           -----------------     -----------------
         Total Deposits .................................................       463,995,303           617,706,030
   Other short-term borrowings ..........................................         1,935,614             4,359,927
   Accrued interest. ....................................................         3,064,792             4,400,000
   FHLB borrowing .......................................................        38,000,000            38,000,000
   Capitalized lease obligations ........................................         4,093,703             5,766,076
   Long-term debt .......................................................         4,124,913             4,666,599
   Guaranteed preferred beneficial interest in the
      Company's junior subordinated deferrable interest debentures ......        10,000,000            10,000,000
   Other liabilities ....................................................         3,803,763             4,297,542
                                                                           -----------------     -----------------
      Total Liabilities .................................................       529,018,088           689,196,174
Shareholders' Equity
   Preferred stock, par value $.01 per share, 200,000 shares
      authorized, no shares issued ......................................                 -                     -
   Common stock, par value $.10 per share, 20,000,000
      shares authorized, 4,828,011 and 4,808,331 shares
      issued, as of June 30, 2002 and December 31 2001, respectively. ...           482,801               480,833
   Capital surplus ......................................................        30,882,747            30,753,008
   Retained earnings ....................................................        16,088,516            12,028,982
   Treasury Stock, 20,803 shares ........................................          (396,768)             (396,768)
   Unearned ESOP shares - 161,619 and 174,267 shares
      as of June 30, 2002 and December 31, 2001, respectively ...........        (2,126,328)           (2,317,902)
   Accumulated other comprehensive income (loss).........................           726,591              (244,102)
                                                                           -----------------     -----------------
      Total Shareholders' Equity ........................................        45,657,559            40,304,051
                                                                           -----------------     -----------------
Total Liabilities and Shareholders' Equity...............................  $    574,675,647      $    729,500,225
                                                                           =================     =================


                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                              For the Three Months Ended June 30,
                                                                             ------------------------------------
                                                                                    2002                2001
                                                                               --------------     --------------
Interest Income
   Interest and fees on loans............................................   $      6,830,483     $     7,916,500
   Interest on investment securities:
      Taxable securities.................................................          1,594,748           1,515,813
      Securities exempt from federal income taxes .......................            124,408             161,369
   Interest on federal funds sold .......................................             83,107             143,313
   Interest on deposits in other banks ..................................              7,430              11,389
                                                                               --------------     --------------
      Total Interest Income .............................................          8,640,176           9,748,384
                                                                               --------------     --------------
Interest Expense
   Interest on deposits .................................................          2,356,130           3,851,608
   Interest on other short-term borrowings ..............................             13,316             (13,561)
   Interest on capitalized lease obligations. ...........................             61,487            (403,321)
   FHLB borrowings ......................................................            569,609           1,044,582
   Interest on long-term debt. ..........................................             51,237              76,225
   Interest on guaranteed preferred
      beneficial interest in the
      Company's junior subordinated
      deferrable interest debentures ....................................            280,303             288,731
                                                                               --------------     --------------
         Total Interest Expense. ........................................          3,332,082           4,844,264
                                                                               --------------     --------------
Net Interest Income. ....................................................          5,308,094           4,904,120
   Provision for loan losses ............................................          3,011,600           1,281,485
                                                                               --------------     --------------
Net Interest Income After Provision
   For Loan Losses ......................................................          2,296,494           3,622,635
Noninterest Income
   Service charges on deposits ..........................................            605,871             638,637
   Insurance commissions. ...............................................            553,055             413,355
   Bank club dues .......................................................             81,547              85,798
   Debt cancellation fees ...............................................             69,811              68,667
   Other operating income ...............................................            410,658             318,985
   Investment securities gains ..........................................            107,295              25,006
                                                                               --------------     --------------
      Total Noninterest Income...........................................          1,828,237           1,550,448
                                                                               --------------     --------------
Noninterest Expenses
   Salaries and employee benefits .......................................          3,364,267           3,000,455
   Occupancy expense ....................................................            426,748             418,104
   Furniture and equipment expense. .....................................            380,575             383,424
   Director and committee fees ..........................................             98,750             115,550
   Net (gain) loss on disposal of assets.................................            (80,150)                851
   Other operating expenses .............................................          2,225,505           2,248,888
                                                                               --------------     --------------
      Total Noninterest Expenses ........................................          6,415,695           6,167,272
                                                                               --------------     --------------

Income (loss) from continuing operations before income taxes ............         (2,290,964)           (994,189)
Income tax expense (benefit).............................................           (328,203)           (394,984)
                                                                               --------------     --------------
      Income (Loss) from continuing operations...........................         (1,962,761)           (599,205)
                                                                               --------------     --------------


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                              For the Three Months Ended June 30,
                                                                             ------------------------------------
                                                                                    2002               2001
                                                                               --------------     --------------
Discontinued Operations (Note - 2)
   Income from operations of divested branches
      (includes gain on disposal of $6,520,542)..........................          6,871,999             635,355
   Income tax expense....................................................          2,082,216             192,513
                                                                               --------------     --------------
Gain from discontinued operations........................................          4,789,783             442,842
                                                                               --------------     --------------
         Net Income (Loss)...............................................   $      2,827,022     $      (156,363)
                                                                               ==============     ==============

Earnings (loss) from continuing operations per common share - basic......   $         (0.42)     $         (0.13)
Earnings (loss) from continuing operations per common share - diluted....   $         (0.42)     $         (0.13)

Earnings (loss) from discontinued operations per common share - basic....   $          1.03      $          0.10
Earnings (loss) from discontinued operations per common share - diluted..   $          1.03      $          0.10

Earnings (loss) per common share - basic.................................   $          0.61      $         (0.03)
Earnings (loss) per common share - diluted...............................   $          0.61      $         (0.03)

Dividends per share......................................................   $              -     $             -


                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                              For the Three Months Ended June 30,
                                                                             ------------------------------------
                                                                                    2002               2001
                                                                               --------------     --------------


Net Income (loss).........................................................  $      2,827,022     $      (156,363)

Components of other comprehensive income:
   Unrealized holding gains arising during the period.....................
      before income tax and reclassification adjustments .................         2,351,133              21,858
   Reclassification adjustments for net (gains) included in net income ...          (107,295)            (25,006)
                                                                               --------------     ---------------
   Other comprehensive gains (losses), before income taxes ...............         2,243,838              (3,148)
   Income tax (expense) benefit related to other comprehensive income.....          (897,535)              1,260
                                                                               --------------     ---------------
   Total other comprehensive income (loss), net of income tax.............         1,346,303              (1,888)
                                                                               --------------     ---------------

Comprehensive income (loss)..............................................   $       4,173,325    $      (158,251)
                                                                               ==============     ===============


                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                               For the Six Months Ended June 30,
                                                                              ------------------------------------
                                                                                   2002                 2001
                                                                               --------------     ---------------
Interest Income
   Interest and fees on loans............................................   $     17,291,997     $    20,657,559
   Interest on investment securities:
      Taxable securities.................................................          3,145,293           2,859,898
      Securities exempt from federal income taxes .......................            269,496             361,178
   Interest on federal funds sold .......................................            226,190             270,334
   Interest on deposits in other banks ..................................             14,424              28,704
                                                                               --------------     ---------------
      Total Interest Income .............................................         20,947,400          24,177,673
                                                                               --------------     ---------------
Interest Expense
   Interest on deposits .................................................          6,941,654          11,101,969
   Interest on other short-term borrowings ..............................             32,213              23,130
   Interest on capitalized lease obligations. ...........................            130,185             166,288
   FHLB borrowings ......................................................          1,132,959           1,167,081
   Interest on long-term debt. ..........................................            105,135             192,433
   Interest on guaranteed preferred
      beneficial interest in the
      Company's junior subordinated
      deferrable interest debentures ....................................            560,606             560,606
                                                                               --------------     ---------------
         Total Interest Expense. ........................................          8,902,752          13,211,507
                                                                               --------------     ---------------
Net Interest Income. ....................................................         12,044,648          10,966,166
   Provision for loan losses ............................................          4,053,852           2,256,222
                                                                               --------------     ---------------
Net Interest Income After Provision
   For Loan Losses ......................................................          7,990,796           8,709,944
Noninterest Income
   Service charges on deposits ..........................................          1,536,151           1,604,187
   Insurance commissions. ...............................................          1,092,660             953,376
   Bank club dues .......................................................            216,770             236,303
   Debt cancellation fees ...............................................            138,854             210,261
   Other operating income ...............................................            627,395             751,764
   Investment securities gains ..........................................            123,941             378,021
                                                                               --------------     ---------------
      Total Noninterest Income...........................................          3,735,771           4,133,912
                                                                               --------------     ---------------
Noninterest Expenses
   Salaries and employee benefits .......................................          7,210,194           6,969,359
   Occupancy expense ....................................................          1,151,926           1,098,090
   Furniture and equipment expense. .....................................            825,759             814,025
   Director and committee fees ..........................................            202,000             229,898
   Net loss on disposal of assets........................................            315,425              14,046
   Other operating expenses .............................................          4,097,657           3,710,447
                                                                               --------------     ---------------
      Total Noninterest Expenses ........................................         13,802,961          12,835,865
                                                                               --------------     ---------------

Income (loss) from continuing operations before income taxes ............         (2,076,394)              7,991
Income tax expense (benefit).............................................           (208,598)           (104,099)
                                                                               --------------     ---------------
      Income (Loss) from continuing operations...........................         (1,867,796)            112,090
                                                                               --------------     ---------------


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                                For the Six Months Ended June 30,
                                                                              ------------------------------------
                                                                                    2002                2001
                                                                               --------------     ---------------

Discontinued Operations (Note - 2)
   Income from operations of divested branches
      (includes gain on disposal of $8,071,985)..........................          8,504,062             769,924
   Income tax expense....................................................          2,576,731             233,287
                                                                               --------------     ---------------
Gain from discontinued operations........................................          5,927,331             536,637
                                                                               --------------     ---------------
         Net Income (Loss)...............................................   $      4,059,535     $       648,727
                                                                               ==============     ===============

Earnings (loss) from continuing operations per common share - basic......   $         (0.40)     $          0.02
Earnings (loss) from continuing operations per common share - diluted....   $         (0.40)     $          0.02

Earnings (loss) from discontinued operations per common share - basic....   $          1.28      $          0.02
Earnings (loss) from discontinued operations per common share - diluted..   $          1.28      $          0.02

Earnings (loss) per common share - basic.................................   $          0.88      $          0.14
Earnings (loss) per common share - diluted...............................   $          0.88      $          0.14

Dividends per share......................................................   $             -      $             -

                See notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                               For the Six Months Ended June 30,
                                                                              ------------------------------------
                                                                                    2002                2001
                                                                               --------------     ---------------


Net Income................................................................  $      4,059,535     $       648,727

Components of other comprehensive income:
   Unrealized holding gains arising during the period
      before income tax and reclassification adjustments .................         1,741,763             886,389
   Reclassification adjustments for net (gains) included in net income ...          (123,941)           (378,021)
                                                                               --------------     ---------------
   Other comprehensive gains, before income taxes ........................         1,617,822             508,368
   Income tax expense related to other comprehensive income...............          (647,129)           (203,347)
                                                                               --------------     ---------------
   Total  other comprehensive income, net of income tax...................           970,693             305,021
                                                                               --------------     ---------------

Comprehensive income.....................................................   $      5,030,228     $       953,748
                                                                               ==============     ===============

                See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                              ------------------------------------
                                                                                    2002                2001
                                                                               ---------------    ---------------
Operating Activities:
   Net income...........................................................      $     4,059,535    $        648,727
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Provision for loan losses ...........................................            4,128,978           2,332,279
   Provision for depreciation and amortization .........................            1,068,169           1,275,233
   Amortization of investment security premiums
      and accretion of discounts. ......................................              149,811              36,209
   Deferred tax expense (benefit) ......................................              622,232             (81,570)
   Realized investment security gains. .................................             (123,941)           (378,021)
   Gain on sale of branches.............................................           (8,071,985)                  -
   Loss on disposal of assets ..........................................              315,425              14,046
   Decrease in accrued interest receivable. ............................            1,673,633           1,011,589
   Decrease in accrued interest payable ................................             (679,167)            (73,281)
   Other ...............................................................           (1,195,103)         (1,865,065)
                                                                               ---------------    ---------------
      Net cash provided by operating activities ........................            1,947,587           2,920,146
                                                                               ---------------    ---------------
Investing Activities:
   Proceeds from sales of securities available for sale ................           35,674,381          10,567,117
   Proceeds from maturity of securities available for sale .............           15,000,000          25,782,082
   Purchase of securities available for sale  ..........................          (47,361,146)        (52,087,440)
   Decrease in interest-bearing deposit with other banks................                    -             500,000
   Net decrease in loans to customers ..................................           17,809,200           9,653,210
   Proceeds from sale of assets. .......................................               60,350              87,478
   Capital expenditures ................................................             (252,404)         (1,690,336)
   Net proceeds from sale of other real estate .........................              398,403             478,307
   Cash disbursed in settlement of branch sale..........................          (32,054,765)                  -
                                                                               --------------     ---------------
      Net cash used in investing activities ............................          (10,725,981)         (6,709,582)
                                                                               --------------     ---------------
Financing Activities:
   Net increase in demand deposits, NOW accounts,
      savings and time open deposit accounts............................              310,669           1,443,965
   Net (decrease) increase in certificates of deposit ..................          (14,941,161)         11,258,768
   Net (decrease) increase in short-term borrowings ....................           (2,424,313)          1,241,258
   Net increase in FHLB borrowings......................................                    -           8,000,000
   Net decrease in capitalized lease obligations .......................              (58,055)            (34,290)
   Repayment of long-term debt, net ....................................             (415,207)           (488,245)
   Issuance of common stock. ...........................................                    -             209,865
                                                                               --------------     ---------------
      Net cash (used) provided by financing activities .................          (17,528,067)         21,631,321
                                                                               --------------     ---------------
Net (decrease) increase in cash and cash equivalents ...................          (26,306,461)         17,841,885
Cash and cash equivalents at beginning of year .........................           53,037,008          29,006,611
                                                                               --------------     ---------------
Cash and cash equivalents at end of period..............................      $    26,730,547    $     46,848,496
                                                                               ==============     ===============

                See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                                     Six Months Ended June 30,
                                                                              ------------------------------------
                                                                                     2002               2001
                                                                               --------------     ---------------

Supplemental disclosures of cash flow information:

Cash paid (received) during the period for:
   Interest expense.....................................................      $    12,012,698    $     17,152,719
   Income taxes.........................................................            1,611,346          (1,080,464)

Supplemental schedule of non-cash investing and financing activities:

   Real estate acquired through foreclosure.............................      $     2,148,108    $      2,036,541
   Assets (except cash) disposed of in branch sale......................          104,262,635                   -
   Deposit liabilities including accrued interest released in branch sale         139,736,275                   -
   Capitalized lease receivable recorded as a result of branch sale.....            3,107,157                   -



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




                  Loans                                                    $    95,130,132
                    Less:  Allowance for loan losses                               752,193
                                                                              ------------
                     Loans, net                                                 94,377,939
                  Premises and equipment, net                                    8,686,603
                  Accrued interest receivable                                      653,266
                  Other real estate owned                                          451,280
                  Other assets                                                      93,547
                                                                              ------------
                     Total assets                                          $   104,262,635
                                                                              ============

                  Deposits                                                 $   139,080,234
                  Accrued interest payable                                         656,041
                  Capitalized lease obligation                                   1,614,318
                  Other liabilities                                                 19,036
                                                                              ------------
                     Total liabilities                                     $   141,369,629
                                                                              ============

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)



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


NOTE 4 - PRIOR PERIOD ADJUSTMENT


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




         Retained Earnings, December 31, 2001, as previously reported...............    $    12,390,300
         Adjustments:
              Unrecorded liabilities................................................           (227,985)
              Valuation of repossessed assets.......................................            (85,986)
              Accounts Receivable...................................................            (47,347)
                                                                                            ------------
         Retained Earnings, December 31, 2001, as restated..........................    $    12,028,982
                                                                                            ============


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

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

NOTE 6 - CAPITALIZED LEASES

     On May 31, 2002, the purchaser of Community Bank's Marshall County branch offices assumed the Company's lease on the Boaz, Alabama location. This lease had been accounted for under capitalized lease rules. The balances of the capitalized lease asset and capitalized lease obligation on May 31, 2002 were as follows:

                  Capitalized lease asset                                 $      1,696,576
                    Less:  Accumulated depreciation                                169,658
                                                                                ----------
                  Net capitalized lease asset                             $      1,526,918
                                                                                ==========

                  Capitalized lease obligation                            $      1,614,318
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

     The following is a schedule by year of the future minimum lease payments to be received together with the present value of the net minimum lease payments as of June 30, 2002.

                  Years ending December 31,
                    2002                                                    $       84,000
                    2003                                                           168,000
                    2004                                                           168,000
                    2005                                                           168,000
                    2006                                                           168,000
                    2007                                                         2,691,591
                                                                                ----------
                  Total minimum lease payments                                   3,447,591
                    Less: Amount representing interest                             348,046
                                                                                ----------
                  Present value of net minimum lease payments               $    3,099,545
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

     Acquired goodwill and other intangible assets at June 30, 2002, are detailed as follows:

                                                                                 As of June 30, 2002
                                                                  -------------------------------------------------
                                                                      Gross                                Net
                                                                     Carrying         Accumulated        Carrying
                                                                      Amount         Amortization         Amount
                                                                   -------------    --------------    ------------

Identifiable amortizing assets.................................   $    2,063,311   $     1,268,102   $      795,209
Nonamortizing goodwill.........................................        2,851,372         1,058,565        1,792,807
Total acquired intangible asset................................   $    4,914,683   $     2,326,667   $    2,588,016

     Aggregate amortization expense for the period ended June 30, 2002, was $41,656. Aggregate amortization expense of $83,312 is estimated for the years ending December 31, 2002 and 2003.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

     The following table presents net income and earnings per share as reported and adjusted to exclude tax effected amortization of goodwill that is no longer being amortized.


                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                   -----------------------------    -------------------------------
                                                       2002             2001             2002             2001
                                                   -------------   -------------    --------------   --------------

Reported net income (loss).....................   $   2,827,022   $     (156,363)  $     4,059,535   $      648,727
Add back: Goodwill amortization................               -           58,223                 -          116,447
                                                   -------------   -------------    --------------   --------------

Adjusted net income (loss).....................   $   2,827,022   $      (98,140)  $     4,059,535   $      765,174
                                                   =============   =============    ==============   ==============

Basic earnings per share:
   Reported net income (loss)..................   $        0.61   $       (0.03)   $          0.88   $         0.14
   Add back: Goodwill amortization.............               -             0.01                 -             0.03
                                                   -------------   -------------    --------------   --------------

Adjusted net income (loss).....................   $        0.61   $       (0.02)   $          0.88   $         0.17
                                                   =============   =============    ==============   ==============

Diluted earnings per share:
   Reported net income (loss)..................   $        0.61   $       (0.03)   $          0.88   $         0.14
   Add back: Goodwill amortization.............               -            0.01                  -             0.03
                                                   -------------   -------------    --------------   --------------

Adjusted net income (loss).....................   $        0.61   $       (0.02)   $          0.88   $         0.17
                                                   =============   =============    ==============   ==============


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

Note 9 - Recently Passed Legislation

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("the Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of our company. We do not expect any material adverse effect on our company as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

requirements of publicly-traded companies which have yet to be issued.


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


FINANCIAL CONDITION

June 30, 2002 compared to December 31, 2001
-------------------------------------------

Summary


     Total assets at June 30, 2002 were $574,676,000,  down from $729,500,000 at
December 31, 2001. The decrease in total assets was mainly attributable to Community Bank branch divestitures as well as an overall decrease in loan volume. Refer to "Notes to Consolidated Financial Statements, Note 2 - Discontinued Operations" throughout the discussion of financial condition.


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

Capital Resources


     Total shareholders' equity at June 30, 2002 was 7.94% of total assets as compared to 5.52% at December 31, 2001. The increase experienced during the first six months of 2002 is primarily a result of increased retained earnings from net income of $4,060,000 coupled with an increase in accumulated other comprehensive income and a decline in total assets attributable to the Community Bank branch divestitures.

     Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which includes common stock, retained earnings and guaranteed preferred beneficial interest in the Company's junior subordinate deferrable interest debentures, amounted to $53,138,000 at June 30, 2002, compared to
$49,118,000  at  December  31,  2001.   Tier  II  capital   components,
include supplemental capital components, such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as Total Risk-based capital, which was $59,453,000 at June 30, 2002 as compared to $56,833,000 at year-end 2001. The percentage ratios, as calculated under the guidelines, for Tier I and Total Risk-based capital were 14.02% and 15.68%, respectively, at June 30, 2002, compared to 10.02% and 11.59%, respectively, at year-end 2001. At June 30, 2002, both Tier I and Total Risk-based capital of the Company exceeded the regulatory minimum ratios of 4% and 8%, respectively.

     Another important indicator of capital adequacy in the banking industry is the leverage ratio. The Tier I Leverage ratio is defined as the ratio that the Company's Tier I capital bears to total average assets minus goodwill. The
Company's Tier I Leverage ratios were 8.33% and 6.70% at June 30, 2002 and December 31, 2001, respectively, exceeding the regulatory minimum requirement of 4%.



RESULTS OF OPERATIONS

Three months and six months ended June 30, 2002 and 2001
--------------------------------------------------------

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

     The Company's net income for the six months ended June 30, 2002 was $4,060,000 up $3,411,000 from June 30, 2001 net income of $649,000. Included in this increase is the gain on sale of branches of $8,072,000 included in gain from discontinued operations of $5,927,000 for the six month period ended June 30, 2002 as compared to $537,000 for the same period in 2001. The loss from continued operations was $1,868,000 for the six month period ended June 30, 2002 as compared to income of $112,000 for the same period in 2001. Both basic and diluted net income per share was $0.88 and $0.14 for the six month periods ended 2002 and 2001, respectively.

Net Interest Income


     The following discussion is on a fully taxable equivalent basis. Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, was $12,256,000 for the six months ended June 30, 2002. Net interest income, before provision for loan losses, increased $1,000,000, or 8.9%, from $11,256,000 for the same period of 2001. Revenues from interest earning assets of the Company decreased $3,308,000, or 13.5%, to $21,159,000 for the six months ended June 30, 2002 from $24,467,000 for the same period in 2001. This decrease was due to lower yields on interest earning assets. Average earning assets outstanding during the first six months of 2002 were $534,322,000, which represents an increase of $16,144,000, or 3.1%, from $518,178,000 for the first six months of 2001. The Company's fully taxable equivalent yield on its average earning assets decreased 153 basis points to 7.99% for the first six months of 2002, compared to 9.52% for the same period of 2001. This decrease is reflective of the overall decrease in interest rates experienced during the year 2001. Interest expense for the six months ended June 30, 2002 decreased $4,309,000, or 32.6%, to $8,903,000 from $13,212,000 for the corresponding period of 2001. This decrease occurred due to a decline in rates paid on interest-bearing liabilities and more than offset the decline in income on interest-bearing assets. Average interest-bearing liabilities during the first six months of 2002 were $472,045,000, which represents an increase of $3,421,000, or 0.7%, from $468,624,000 for the same period of 2001. The rate paid on average interest-bearing liabilities decreased 188 basis points to 3.80% for the six month period ended June 30, 2002, compared to 5.68% for the first six months of 2001. This decrease is also attributable to the overall decline in interest rates during the year 2001.

     The Company's net interest margin, on a fully taxable equivalent basis, for the six months ended June 30, 2002 increased 25 basis points to 4.63%, from 4.38% for the six months ended June 30, 2001, due to the increase in net interest income, on a fully taxable equivalent basis. Net interest margin is computed by dividing net interest income, on a fully taxable equivalent basis, by average interest earning assets. This ratio represents the difference between the average yield returned on average interest earning assets and the average rate paid on funds used to support those interest earning assets, including both interest-bearing and noninterest-bearing sources.

     The Company's net interest spread, on a fully taxable equivalent basis, for the six months ended June 30, 2002 increased 35 basis points to 4.19%, from 3.84% for the six months ended June 30, 2001, as the average cost of interest-bearing sources of funds decreased 188 basis points while the fully taxable equivalent average yield on interest earning assets decreased 153 basis points. Net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest-bearing sources of funds.


Provision for Loan Losses and Allowance for Loan Losses


     At June 30, 2002, the allowance for loan losses was $8,240,000 which represented an increase of $948,000, or 13.0%, from the December 31, 2001 amount of $7,292,000. This increase resulted from management's decision to make provisions for current losses in the loan portfolio as it continues its effort to improve the overall credit quality of the Company. The provision for loan losses was $4,054,000 and $2,256,000 for the six months ended June 30, 2002 and 2001, respectively. The allowance for loan losses account as a percent of loans to reserve for potential losses in the loan portfolio has increased by virtue of additional provisions for loan loss expense as well as a reduction in total loans. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 2.14 % at June 30, 2002, compared to 1.45% at December 31, 2001. Loan charge-offs exceeded recoveries by $2,429,000 during the first six months of 2002, which represented a decrease of $334,000, or 12.1%, from $2,763,000 for the same period during 2001.

     Provision for loan losses for the three month period ended June 30, 2002 were $3,012,000 an increase of $1,731,000, or 135.1%, over the same period for 2001. Loan charge-offs exceeded recoveries by $1,575,000 for the three month period ended June 30, 2002. Management believes that the allowance for loan losses at June 30, 2002 is adequate; however, no assurance can be given that additional losses may not occur or that additional provisions to the allowance for loan losses will not be necessary.


Noninterest Income


     Noninterest income for the six months ended June 30, 2002 decreased $398,000 to $3,736,000, from $4,134,000 for the same period of 2001. Service charges on deposit accounts decreased $68,000, or 4.2%, to $1,536,000 for the first six months of 2002 from $1,604,000 in the first six months of 2001. Debt cancellation fees decreased during the first six months of 2002, as compared to the first six months of 2001, $71,000, or 33.8%, due to decreased volume in debt cancellation coverage associated with the decline in the Company's loan portfolio. Other operating income decreased $125,000, or 16.6%, to $627,000 for the first six months of 2002 from $752,000 for the same period of 2001. The Company recorded net gains on the sale of investment securities of $124,000 during the six months ended June 30, 2002, compared to net gains on the sale of investment securities of $378,000 for the same period of 2001.

     For the three month period ended June 30, 2002, noninterest income was $1,828,000 as compared to $1,550,000 for the same period in 2001. The Company has experienced increases of $140,000 for the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001 in its insurance commissions income due to increased revenues at Community Bank's subsidiary Community Insurance Corp., but has experienced decreases in service charges on deposit accountsof $33,000, or 5.2%. Bank club dues and debt cancellation fees remained relatively even for the three month period as compared to 2001, while other operating income increased $92,000, or 28.8%, to $411,000 from $319,000.

Noninterest Expenses


     Noninterest expenses for the six months ended June 30, 2002 were $13,803,000, representing a $967,000, or 7.5%, increase from $12,836,000 for the same period of 2001. This increase is in most part due to a loss recognized on the disposal of one building located in Uniontown, Alabama and one building located in New Hope, Alabama in the first quarter of 2002 and included in the $315,000 net loss on disposal of assets. The primary components of noninterest expenses are salaries and employee benefits, which decreased $241,000, or 3.5%, to $7,210,000 for the six months ended June 30, 2002 from $6,969,000 for the same period of 2001. The decrease in salaries and employee benefits is attributable to managements continued effort to lower staff costs. Occupancy costs decreased $54,000, or 4.9%, to $1,152,000 for the first six months of 2002 from $1,098,000 for the same period of 2001. Furniture and equipment expenses for the six month period ended June 30, 2002 increased $12,000, or 1.5%, to $826,000 from $814,000 for the same period of 2001. Director and committee fees decreased $28,000, or 12.2%, to $202,000 for the first six months of 2002 from $230,000 for the first six months of 2001. Other operating expenses were $4,098,000 and $3,710,000 for the six month periods ended June 30, 2002 and 2001, respectively. This increase of $388,000, or 10.5%, was primarily due to increased expenses, especially legal fees, related to the continued litigation against the Company.

     Noninterest expenses for the three month period ended June 30, 2002 increased $249,000, or 4.0%, from $6,167,000 for the same period in 2001 to $6,416,000. All categories of expenses for the three month period ended June 30, 2002 are slightly down from the same period in 2001 with the exception of salaries and benefits which increased $364,000, or 12.1%, and occupancy costs which increased $9,000 or 2.2%. Furniture, fixtures and equipment costs decreased $2,000 or 0.5%, directors and committee fees decreased $17,000 or 14.7%, and other expenses decreased $23,000 or 1.0%.


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

                               RATE SHOCK ANALYSIS

                                                                          -100                           +100
                                                                          Basis                          Basis
                                                                         Points           Level         Points
                                                                        ---------      ----------     ---------
                                                                                 (Dollars in thousands)

Prime Rate....................................................            3.75%          4.75%           5.75%

Interest Income...............................................       $    38,548    $    40,067    $    41,504
Interest Expense..............................................            14,440         15,802         16,817
                                                                        ---------      ----------     ---------
     Net Interest Income......................................       $    24,108    $    24,265    $    24,687
                                                                        =========      ==========     =========

Dollar change from Level......................................       $      (157)                  $       422

Percentage change from Level..................................             -0.65%                         1.74%



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


Item 4 - Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on Tuesday, July 2, 2002, at which the following matter was voted upon by the stockholders of the
Company:


Election of Class III Directors

Denny G. Kelly, Kennon R. Patterson, Sr. and Merritt M. Robbins were elected to serve as Class III directors of the Company until the annual meeting of stockholders in 2005 or until their successors are elected and qualified. The vote with respect to such election was as follows:


                                                                         Votes Cast          Abstentions
                                                        Votes Cast       Against or           or Broker
Name                                                     In Favor         Withheld            Non-Votes
---------------------------------------------------     ----------       -----------         -----------
Denny G. Kelly.....................................      2,901,851          618,283             6,803
Kennon R. Patterson, Sr............................      2,893,495          626,639             6,803
Merritt M. Robbins.................................      2,904,317          615,817             6,803

The following directors continued in office following the stockholders meeting:

Name                                Term Expires
-------------------------          --------------
Roy B. Jackson                          2003
Kennon R. Patterson, Jr.                2003
Robert O. Summerford                    2003
Jimmie Trotter                          2003
Glynn Debter                            2004
Loy McGruder                            2004
John J. Lewis, Jr.                      2004

Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibits


     11   Statement of computation of per share earnings..............................          31


     99.1 Chief  Executive  Officer - Certification  pursuant to U.S.C.  Section
          1350 as adopted  pursuant to Section 906 of the  Sarbanes-Oxly  Act of
          2002........................................................................          32

     99.2 Chief  Financial  Officer - Certification  pursuant to U.S.C.  Section
          1350 as adopted  pursuant to Section 906 of the  Sarbanes-Oxly  Act of
          2002........................................................................          33

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


                                                         For the Three Months Ended     For  the  Six  Months  Ended
                                                          --------------------------     ----------------------------
                                                                    June 30,                       June 30,
                                                          --------------------------     ----------------------------
                                                               2002          2001            2002            2001
                                                           ------------  ------------    ------------   ------------

Reported income (loss) from continuing operations.......  $  (1,962,761) $  (599,205)   $ (1,867,796)  $     112,090
                                                           ============  ============    ============   ============
Reported income (loss) from discontinued operations.....  $   4,789,783  $   442,842    $   5,927,331  $     536,637
                                                           ============  ============    ============   ============
Earnings (losses) on common shares......................  $   2,827,022  $  (156,363)   $   4,059,535  $     648,727
                                                           ============  ============    ============   ============

Weighted average common shares outstanding - basic......      4,642,330     4,595,760       4,632,811      4,538,622
                                                           ============  ============    ============   ============

Earnings per common share- basic
   Income (loss) from continuing operations.............  $       (0.42) $      (0.13) $        (0.40)  $       0.02
                                                           ============  ============    ============   ============
   Income (loss) from discontinued operations...........  $        1.03  $       0.10  $         1.28   $       0.12
                                                           ============  ============    ============   ============
   Net income (loss)....................................  $        0.61  $      (0.03) $         0.88   $       0.14
                                                           ============  ============    ============   ============


Weighted average common shares outstanding - diluted....      4,642,330     4,595,760       4,632,811      4,538,622
                                                           ============  ============    ============   ============

Earnings per common share- diluted
   Income (loss) from continuing operations.............  $       (0.42) $      (0.13) $        (0.40)  $       0.02
                                                           ============  ============    ============   ============
   Income (loss) from discontinued operations...........  $        1.03  $       0.10  $         1.28   $       0.12
                                                           ============  ============    ============   ============
   Net income (loss)....................................  $        0.61  $      (0.03) $         0.88   $       0.14
                                                           ============  ============    ============   ============


              [The remainder of this page intentionally left blank]

Exhibit  99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with Community Bancshares, Inc. ("Company") Quarterly Report on Form 10-Q/A for the period ended June 30, 2002 ("Report"), each of the undersigned certify that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  December 17, 2002
     -------------------------

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with Community Bancshares, Inc. ("Company") Quarterly Report on Form 10-Q/A for the period ended June 30, 2002 ("Report"), each of the undersigned certify that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   December 17, 2002
     -------------------------

By:   /s/ Kerri C. Newton
   -----------------------------------------------
   Kerri C. Newton
   Chief Financial Officer

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the city of Blountsville, State of Alabama, on December 17, 2002.



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

By:  /s/  KENNON R. PATTERSON, SR.
  -------------------------------------
  Kennon R. Patterson, Sr.
  Chairman, Chief Executive Officer and
  President


Date:  December 17, 2002
    -----------------------------------

CERTIFICATIONS

     I, Kerri C. Newton, Sr., certify that:

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

By:  /s/  KERRI C. NEWTON
  -------------------------------------
  Kerri C. Newton
  Chief Financial Officer


Date:  December 17, 2002
    -----------------------------------