Form 10-Q/A
period 2002-09-30
COMMUNITY BANCSHARES INC /DE/
filed 2002-12-17
CIK 752195

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

Signatures

Certification of Periodic Financial Reports

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
                                                                                ===========           ===========


                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                          For the Three Months Ended September 30,
                                                                          ----------------------------------------
                                                                                    2002                2001
Interest Income                                                                 ------------       -------------
   Interest and fees on loans............................................   $      8,248,749     $     9,778,054
   Interest on investment securities:
      Taxable securities.................................................          1,599,851           1,690,510
      Securities exempt from federal income taxes .......................             94,881             165,728
   Interest on federal funds sold .......................................             76,313             183,228
   Interest on deposits in other banks ..................................              9,087               7,670
                                                                                ------------       -------------
      Total Interest Income .............................................         10,028,881          11,825,190
                                                                                ------------       -------------
Interest Expense
   Interest on deposits .................................................          3,290,504           5,010,485
   Interest on other short-term borrowings ..............................              2,601               7,122
   Interest on capitalized lease obligations. ...........................             48,940             159,558
   FHLB borrowings ......................................................            575,868             659,790
   Interest on long-term debt. ..........................................             48,073              81,186
   Interest on guaranteed preferred
      beneficial interest in the
      Company's junior subordinated
      deferrable interest debentures ....................................            313,331             280,303
                                                                                ------------       -------------
         Total Interest Expense .........................................          4,279,317           6,198,444
                                                                                ------------       -------------
Net Interest Income. ....................................................          5,749,564           5,626,746
   Provision for loan losses ............................................          2,389,403           2,292,259
                                                                                ------------       -------------
Net Interest Income After Provision For Loan Losses......................          3,360,161           3,334,487
Noninterest Income
   Service charges on deposits ..........................................            777,935             770,493
   Insurance commissions. ...............................................            500,392             483,606
   Bank club dues .......................................................            112,239             115,582
   Debt cancellation fees ...............................................             65,585             102,448
   Other operating income ...............................................            245,228             132,942
   Investment securities gains ..........................................            305,180             155,113
                                                                                ------------       -------------
      Total Noninterest Income...........................................          2,006,559           1,760,184
                                                                                ------------       -------------
Noninterest Expenses
   Salaries and employee benefits .......................................          3,579,141           3,314,840
   Occupancy expense ....................................................            579,363             578,176
   Furniture and equipment expense. .....................................            417,435             418,408
   Director and committee fees ..........................................            113,750             105,901
   Net loss on sale or writedown of other real estate owned..............          1,359,597                   -
   Net (gain) loss on disposal of assets.................................             18,760             (14,046)
   Other operating expenses .............................................          3,626,615           1,829,911
                                                                                ------------       -------------
      Total Noninterest Expenses ........................................          9,694,661           6,233,190
                                                                                ------------       -------------

Income (loss) from continuing operations before income taxes ............         (4,327,941)         (1,138,519)
Income tax expense (benefit).............................................         (1,824,406)            (15,294)
                                                                                ------------       -------------
      Income (Loss) from continuing operations...........................         (2,503,535)         (1,123,225)
                                                                                ------------       -------------


                 See notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                           For the Three Months Ended September 30,
                                                                           ----------------------------------------
                                                                                     2002               2001
                                                                                -------------      --------------

Discontinued Operations (Note - 2)
   Income from operations of divested branches ..........................                  -             129,031
   Income tax expense....................................................                  -              39,096
                                                                                -------------      --------------
Gain from discontinued operations........................................                  -              89,935
                                                                                -------------      --------------
         Net Income (Loss)...............................................   $     (2,503,535)    $    (1,033,290)
                                                                                =============      ==============

Earnings (loss) from continuing operations per common share - basic......   $         (0.54)     $         (0.24)
Earnings (loss) from continuing operations per common share - diluted....   $         (0.54)     $         (0.24)

Earnings (loss) from discontinued operations per common share - basic....   $              -     $          0.02
Earnings (loss) from discontinued operations per common share - diluted..   $              -     $          0.02

Earnings (loss) per common share - basic.................................   $         (0.54)     $         (0.22)
Earnings (loss) per common share - diluted...............................   $         (0.54)     $         (0.22)

Dividends per share......................................................   $              -     $             -


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

Provision for Loan Losses and Allowance for Loan Losses


     At September 30, 2002, the allowance for loan losses was $8,638,000, which represented an increase of $1,346,000, or 18.5%, from the December 31, 2001 amount of $7,292,000. This increase resulted from management's decision to make provisions for current losses in the loan portfolio as it continues to recognize problem credits in the loan portfolio The provision for loan losses was $6,443,000 and $4,548,000 for the nine months ended September 30, 2002 and 2001, respectively. The allowance for loan losses account as a percent of loans to reserve for potential losses in the loan portfolio has increased by virtue of additional provisions for loan loss expense as well as a reduction in total loans. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 2.32 % at September 30, 2002, compared to 1.45% at December 31, 2001. Loan charge-offs exceeded recoveries by $4,420,000 during the first nine months of 2002, which represented a decrease of $930,000, or 17.4%, from $5,350,000 for the same period during 2001. Provision for loan losses for the three month period ended September 30, 2002 were $2,389,000 an increase of $97,000, or 4.2%, over the same period for 2001. Loan charge-offs exceeded recoveries by $1,991,000 for the three month period ended September 30, 2002.

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


     For the three month period ended September 30, 2002, noninterest income was $2,007,000 as compared to $1,760,000 for the same period in 2001. The Company has experienced increases of $16,000 for the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001 in its insurance commissions income due to increased revenues at Community Bank's subsidiary Community Insurance Corp., as well as increases in service charges on deposit accounts and other operating income, but has experienced decreases in bank club dues and debt cancellation fees.


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


     Noninterest expenses for the three month period ended September 30, 2002 increased $3,462,000, or 55.4%, from $6,233,000 for the same period in 2001 to $9,695,000. For the three month period ended September 30, 2002 as compared to the same period in 2001, occupancy costs and furniture, fixtures and equipment costs remained relatively equal to the same period in 2001 while directors and committee fees increased $8,000, or 7.5%. Salaries and benefits increased $264,000, or 8.0%, and other operating expenses increased $1,797,000 from $1,830,000 to $3,627,000 due to legal fees and lawsuit settlements.

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


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     11   Statement of computation of per share earnings...............................         32


     99.1 Chief Executive Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002.........................................................................         33

     99.2 Chief Financial Officer - Certification  pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of
          2002..........................................................................        34

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



                                                            For the Three Months Ended  For the  Nine Months Ended
                                                          ----------------------------  ----------------------------
                                                                 September 30,                September 30,
                                                          ----------------------------  ----------------------------
                                                              2002            2001         2002            2001
                                                          -------------   ------------  -------------  -------------

Reported income (loss) from continuing operations.......  $  (2,503,535) $  (1,123,225) $ (4,371,231) $  (1,011,135)
                                                          =============   ============  =============  =============
Reported income (loss) from discontinued operations.....  $           0  $      89,935  $  5,927,331  $     626,572
                                                          =============   ============  =============  =============
Earnings (losses) on common shares......................  $  (2,503,535) $  (1,033,290) $  1,556,100  $    (384,563)
                                                          =============   ============  =============  =============


Weighted average common shares outstanding - basic......      4,649,782      4,602,569     4,638,801      4,560,172
                                                          =============   ============  =============  =============

Earnings per common share- basic
   Income (loss) from continuing operations.............  $       (0.54) $       (0.24) $      (0.94) $       (0.22)
                                                          =============   ============  =============  =============
   Income (loss) from discontinued operations...........  $           0  $        0.02  $       1.28  $        0.14
                                                          =============   ============  =============  =============
   Net income (loss)....................................  $       (0.54) $       (0.22) $       0.34  $       (0.08)
                                                          =============   ============  =============  =============


Weighted average common shares outstanding - diluted....      4,649,782      4,602,569     4,638,801      4,560,172
                                                          =============   ============  =============  =============

Earnings per common share- diluted
   Income (loss) from continuing operations.............  $       (0.54) $       (0.24) $      (0.94) $       (0.22)
                                                          =============   ============  =============  =============
   Income (loss) from discontinued operations...........  $           0  $        0.02  $       1.28  $        0.14
                                                          =============   ============  =============  =============
   Net income (loss)....................................  $       (0.54) $       (0.22) $       0.34  $       (0.08)
                                                          =============   ============  =============  =============



              [The remainder of this page intentionally left blank]

Exhibit 99.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


     In connection with Community Bancshares, Inc. ("Company") Quarterly Report on Form 10-Q/A for the period ended September 30, 2002 ("Report"), each of the undersigned certify that:

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



Date:  December 17, 2002       By:  /s/ Kennon R. Patterson, Sr.
     --------------------         ----------------------------------------------
                                 Kennon R. Patterson, Sr.
                                 Chairman, Chief Executive Officer and President

Exhibit 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


     In connection with Community Bancshares, Inc. ("Company") Quarterly Report on Form 10-Q/A for the period ended September 30, 2002 ("Report"), each of the undersigned certify that:

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