Form 10-K
period 2002-12-31
COMMUNITY BANCSHARES INC /DE/
filed 2003-04-15
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

Title of each class                    Name of each exchange on which registered
      None                                               None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 yes |X| no |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information
statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

                                 yes |_| no |X|

     As of March 31, 2003, the aggregate market value of the registrant's voting stock held by non-affiliates was $27,000,000 based upon a sale price of $10.00 per share on March 31, 2003.

     As of March 31, 2003, there were 4,637,314 shares of the registrant's common stock, $.10 par value shares, outstanding.

PART 1

Item 1 - Business

General

Community Bancshares, Inc. (the "Company") is a Delaware corporation and a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Act of 1956, as amended (the "Bank Holding Company Act"). The Company was organized in 1983 and commenced business in 1985. The Company has one bank subsidiary, Community Bank ("Community Bank" or "the Bank"), an Alabama banking corporation which conducts a general commercial banking business in north and west-central Alabama. At December 31, 2002, the Company and its subsidiaries had total assets of approximately $567,596,000, deposits of approximately $459,464,000, and shareholders' equity of approximately $40,311,000. The Company maintains its principal executive offices at 68149 Main Street, Blountsville, Alabama 35031, and its telephone number is (205) 429-1000.

Subsidiary Bank

At December 31, 2002, Community Bank conducted business through 20 locations in seven counties in north Alabama, and two counties in west-central Alabama. It offers a wide range of commercial and retail banking services, including savings and time deposit accounts, personal and commercial loans and personal and commercial checking accounts. The majority of loans by Community Bank are to individuals and small to mid-sized businesses in Alabama. Community Bank seeks to provide superior service to its customers and to become a vital component of each of the communities it serves.

Community Bank operates in small non-urban communities. At December 31, 2002 the Bank had locations in Blountsville, Cleveland, Oneonta, Snead and West Blount in Blount County, Alabama; Rogersville in Lauderdale County, Alabama; Elkmont in Limestone County, Alabama; Gurley, Meridianville and New Hope in Madison County, Alabama; Demopolis in Marengo County, Alabama; Hamilton in Marion County,
Alabama; Falkville and Hartselle in Morgan County, Alabama; Uniontown in Perry County, Alabama; and Double Springs and Haleyville in Winston County, Alabama. At December 31, 2002, Community Bank operated 18 full service offices as well as two paying and receiving offices located within Wal-Mart stores, which primarily open deposit accounts, cash checks and receive deposits and loan payments.

In the first half of 2002, Community Bank sold its two Pulaski, Tennessee offices, its Rainsville and Ft. Payne, Alabama offices and its Marshall County, Alabama locations. The Marshall County locations included one banking office in Boaz, Alabama, one in Albertville, Alabama, two in Arab, Alabama and two in Guntersville, Alabama. Two of the total ten offices sold were paying and receiving offices located in Wal-Mart stores, one in Ft. Payne, Alabama and one in Guntersville, Alabama.

Subsidiaries of Community Bank

1st Community Credit Corporation currently operates 12 finance company offices in 12 Alabama communities, including Albertville, Arab, Athens, Boaz, Cullman, Decatur, Gadsden, Hartselle, Huntsville, Fort Payne, Jasper and Oneonta, Alabama. 1st Community Credit Corporation provides loans to a market segment traditionally not pursued by Community Bank. These loans have typically generated higher yields and involved greater risk than standard commercial bank loans. At December 31, 2002, 1st Community Credit Corporation's loan portfolio totaled approximately $27,937,000.

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

Market Areas

At December 31, 2002, the Company's principal market areas were located in north Alabama (Blount, Cullman, DeKalb, Etowah, Lauderdale, Limestone, Madison, Marshall and Morgan Counties), northwest Alabama (Marion and Winston Counties), and west-central Alabama (Marengo and Perry Counties). All of the Company's banking and finance company offices are located in relatively rural areas and place an emphasis on personal service.

With the exception of Blount,  Marengo,  Marion,  Perry and Winston  Counties in
Alabama, the markets in which the Company operates share one common characteristic: each is close enough to Huntsville, Alabama, to share in the economic and employment benefits of that city. Huntsville is located in Madison County. Unemployment for Madison County was 3.8% for December 2002 as compared to 5.8% for Alabama during that period, as reported by the Alabama Department of Industrial Relations. The Huntsville Metropolitan Statistical Area ("MSA") possesses a diverse economic base with employers that include the military and aerospace industries, manufacturers of durable goods, machinery, transportation, as well as retailers and service industries. Agriculture, in the form of soybeans, hay, corn, cotton, tobacco, dairy and poultry farming, also makes up a significant portion of the Huntsville MSA's economy.

Similarly, Blount County is close enough to Birmingham, Alabama, to share in the economic and employment benefits of that city. Jefferson County, in which Birmingham is located, had a 4.5% unemployment rate for December 2002, according to the Alabama Department of Industrial Relations. The Birmingham area still retains some of the steel and related manufacturers that built the city, but the economy is now more diverse with the University of Alabama in Birmingham and the healthcare industry providing many jobs.

Marion and Winston Counties lie in northwest Alabama, near the Mississippi border. In both counties the manufacturing sector provides more jobs and higher sales or receipts than the wholesale, retail and service sectors. Manufactured housing and furniture production are two prominent industries in these counties, and both industries have experienced recent economic slowdowns. Marion County was reported to have an unemployment rate of 10.6% for December 2002, according to the Alabama Department of Industrial Relations. Winston County was reported to have an unemployment rate of 9.4% for December 2002, according to the Alabama Department of Industrial Relations.

Marengo and Perry Counties are located in west-central Alabama. Manufacturing provides more jobs in these counties than the wholesale, retail and service sectors. In addition, catfish farming and the timber industry are important components in the economy of these counties. Marengo County's unemployment rate reported by the Alabama Department of Industrial Relations for December 2002 was 4.4%. Perry County was reported to have an unemployment rate of 10.0% for December 2002, as reported by the Alabama Department of Industrial Relations.

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

Employees

At December 31, 2002, the Company and its subsidiaries had approximately 307 full-time equivalent employees. The Company and its subsidiaries provide a variety of group life, health and accident insurance, retirement and stock ownership plans and other benefit programs for their employees. The Company maintains continuing education and training programs for its employees, designed to prepare the employees for positions of increasing responsibility in management or operations. Membership and participation by employees in professional and industry organizations is encouraged and supported by the Company.

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

Community Bank is incorporated under the laws of the State of Alabama and is subject to the applicable provisions of Alabama banking laws and to regulation and examination by the Alabama State Banking Department. Examinations include a review of Community Bank's condition and resources, its mode of conducting and managing its affairs, the actions of its directors, the investment of its funds, the safety and prudence of its management, compliance with its charter and law in the administration of its affairs and other aspects of Community Bank's operations. State statutes in Alabama relate to such matters as loans, mortgages, consolidations, required reserves, allowable investments, issuance of securities, payment of dividends, establishment of branches, filing of periodic reports and other matters affecting the business of Community Bank.

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

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. The average annual assessment rate in 2002 was 1.75 cents per $100 of assessable deposits. For the first quarter of 2003, the FICO assessment rate for such deposits will be 1.65 cents per $100. Community Bank's assessment expense for the year ended December 31, 2002 equaled approximately $631,000.

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

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's total assets at the time it becomes undercapitalized or the amount necessary to bring the institution into compliance with all applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator. At December 31, 2002, Community Bank was well capitalized for prompt corrective action purposes.

The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve, and other tests relating to capital adequacy which the Federal Reserve adopts from time to time. Under the risk-based capital assessment system, assets are weighted by a risk factor and a ratio is calculated by dividing the qualifying capital by the risk-weighted assets. Tier I capital generally includes common stock and retained earnings. Total capital is comprised of Tier I capital and Tier II capital, which includes certain allowances for loan losses and certain subordinated debt. The Company's Tier I and total capital ratios exceeded the required minimum levels as of December 31, 2002.

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

The primary source of funds for dividends paid to the Company's shareholders is dividends paid to the Company by Community Bank. Various federal and state laws limit the amount of dividends that Community Bank may pay to the Company without regulatory approval. Under Alabama law, an Alabama state bank, such as Community Bank, may not pay a dividend in excess of 90% of its net earnings until the bank's surplus is equal to at least 20% of its capital. Community Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the Alabama State Banking Department in order to pay a dividend if the total of all the dividends declared by Community Bank in any calendar year will exceed the total of Community Bank's net earnings (as defined by statute) for that year and its retained net earnings for the preceding two years, less any required transfers to surplus. At December 31, 2002, Community Bank could not have declared or paid any dividend without such approval. In addition, no dividends may be paid from Community Bank's surplus without the prior written approval of the Superintendent of the Alabama State Banking Department. Under FDICIA, Community Bank may not pay any dividends, if after paying the dividend it would be undercapitalized under applicable capital requirements. The FDIC also has the authority to prohibit Community Bank from engaging in business practices which the FDIC considers to be unsafe or unsound, which, depending on the financial condition of Community Bank, could include the payment of dividends.

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

The federal Community Reinvestment Act of 1977 ("CRA") and its implementing regulations are intended to encourage regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess CRA reports in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory CRA rating may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. At December 31, 2002, the Company had a "satisfactory" CRA rating.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "USA Patriot Act") which was signed into law by President Bush on October 26, 2001, is designed to deny terrorists and others the ability to obtain access to the United States financial system. Title III of the USA Patriot Act is the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. Among its provisions, the USA Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures, including additional due diligence and recordkeeping, designed to address any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The U.S. Department of the Treasury in consultation with the Federal Reserve Board and other federal financial institution regulators has promulgated rules and regulations implementing the USA Patriot Act which (i) prohibit U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; (ii) require financial institutions to maintain certain records for correspondent accounts of foreign banks; (iii) require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; (iv) require due diligence with respect to private banking and correspondent banking accounts; (v) facilitate information sharing between the government and financial institutions; and (vi) require financial institutions to have in place a money laundering program. In addition, an implementing regulation under the USA Patriot Act regarding verification of customer identification by financial institutions has been proposed, although such regulation has not yet been finalized. The Company has implemented and will continue to implement the provisions of the USA Patriot Act, as such provisions become effective. The Company currently maintains and will continue to maintain policies and procedures to comply with the USA Patriot Act requirements. At this time, the Company does not expect that the USA Patriot Act will have a significant impact on the financial position of the Company.

On July 30,2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to the recent corporate scandals. The Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board (the "Board") to oversee the conduct of audits of public companies. The duties of the Board include (i) registering public accounting firms that prepare audit reports, (ii) establishing auditing, quality control, ethics, independence and other standards for the preparation of audit reports, (iii) conducting inspections of registered public accounting firms and (iv) otherwise promoting high professional standards among, and improving the quality of audit services offered by auditors of public companies. The Board will be funded from assessments on public companies and will be subject to the oversight of the Securities and Exchange Commission. In addition, the Sarbanes-Oxley Act attempts to strengthen the independence of public company auditors by, among other things, (i) prohibiting public company auditors from providing certain non-audit services to their audit clients, (ii) requiring a company's audit committee to preapprove all audit and non-audit services being provided by its independent auditor, (iii) requiring the rotation of audit partners and (iv) prohibiting an auditor from auditing a client that has as its chief executive officer, chief financial officer, chief accounting officer or controller a person that was employed by the auditor during the previous year.

The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the Securities and Exchange Commission, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company's financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a misstatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company's equity securities during pension blackout periods and (vi) requiring the Securities and Exchange Commission to issue standards of professional conduct for attorneys representing public companies. In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (i) the company's audit committee must appoint and oversee the company's auditors, (ii) each member of the company's audit committee must be independent, (iii) the company's audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters, (iv) the company's audit committee must have the authority to engage independent advisors and (v) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

The Sarbanes-Oxley Act contains several provisions intended to enhance the quality of financial disclosures of public companies, including provisions that
(i) require that financial disclosures reflect all material correcting adjustments identified by the company's auditors, (ii) require the disclosure of all material off-balance sheet transactions, (iii) require the Securities and Exchange Commission to issue rules regarding the use by public companies of pro forma financial information, (iv) with certain limited exceptions, including an exception for financial institutions making loans in compliance with federal banking regulations, prohibit public companies from making personal loans to its officers and directors, (v) with certain limited exceptions, require directors, officers and principal shareholders of public companies to report changes in their ownership in the company's securities within two business days of the change, (vi) require a company's management to provide a report of its assessment of internal controls of the company in its annual report, (vii) require public companies to adopt codes of conduct for senior financial officers and (viii) require companies to disclose whether the company's audit committee has a financial expert as a member.

Under the Sarbanes-Oxley Act, the Securities and Exchange Commission is directed to adopt rules designed to protect the independence of research analysts and to require research analysts to disclose conflicts of interest and potential conflicts of interest. The Sarbanes-Oxley Act also directs that certain studies be conducted by the Comptroller General and the Securities and Exchange Commission, including studies regarding the function of credit rating agencies and the role of investment banks and financial advisors in the manipulation of earnings. The Sarbanes-Oxley Act imposes criminal liability for certain acts, including altering documents involving federal investigations, bankruptcy proceedings and corporate audits and increases the penalties for certain offenses, including mail and wire fraud. In addition, the Sarbanes-Oxley Act gives added protection to corporate whistle-blowers. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations promulgated by the Securities and Exchange Commission thereunder, the Company does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

Community Bank is subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity and fair credit reporting.

Community Insurance Corp. is a licensed insurance agent and broker for various insurance companies, and is subject to regulation by the Alabama Insurance Commission.

The Federal Reserve regulates money, credit and interest rate conditions in order to influence general economic conditions, primarily through open market operations in U.S. Government securities, changes in the discount rate, reserve requirements on member banks' deposits and funds availability regulations. The earnings and growth of the Company and its subsidiaries are subject to the influence of economic conditions generally and to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such conditions and policies and their impact on the Company cannot be predicted.

On April 9, 2001, the Company's Board of Directors entered into a Memorandum of Understanding (the "Memorandum") with the Federal Reserve Bank of Atlanta (the "Reserve Bank"), which outlines actions to be taken by the Company to address concerns identified by the Reserve Bank. In the Memorandum, the Company agreed that, without the prior written approval of the Reserve Bank, it would not declare or pay any dividends, repurchase shares of its common stock, incur any additional indebtedness, alter the terms of existing indebtedness or increase the amount of management fees paid to the Company by Community Bank. In addition, the Company agreed to maintain a quarterly Tier I leverage ratio (the ratio of Tier I capital to average assets, less goodwill) of at least 6.5% during the period in which the Memorandum is in effect, and to periodically update the Company's plan for maintaining capital and earnings at adequate levels. The Company also agreed to establish a policy that provides for target levels of capital and guidelines for payment of dividends and a plan to strengthen the Company's internal audit program. The Company further agreed that a committee of non-employee directors of the Company would review and report on the appropriateness of the compensation provided under the employment agreement of Kennon R. Patterson, Sr., who was then the Chairman of the Board, Chief Executive Officer and President of the Company. In addition, the Company agreed to provide the Reserve Bank with a contingency plan for conserving or raising cash and information about loans extended by Community Bank to facilitate purchases of the Company's common stock, and to periodically provide the Reserve Bank with certain financial and other information and a report of actions taken by the Company to ensure compliance with the Memorandum. On March 8, 2002, the Reserve Bank requested that the Company agree to an amendment of the Memorandum that would disallow the Company from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank. The Company agreed to the amendment. The Company elected to defer the March and September 2002 interest payments on its junior subordinated deferrable interest debentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Borrowed Funds - Maturities of Long-term Debt". Management of the Company cannot currently estimate the period during which the Company will remain subject to the terms of the Memorandum, or the effect of the Memorandum on the Company's financial condition, liquidity and results of operations.

On April 18, 2001, the Board of Directors of Community Bank entered into a Memorandum of Understanding (the "Bank Memorandum") with the Regional Director of the FDIC's Atlanta Regional Office and the Alabama State Banking Department. Major provisions of the Bank Memorandum include requirements to reduce classified assets, restrict expansion, adopt revised policies in the areas of lending, liquidity, interest rate risk, loan documentation, asset/liability management and ethics, review duties and responsibilities of key officers, review compliance with investment, liquidity and funds management policies, reconstitute membership of its Board of Directors, develop internal loan review and internal audit functions, maintain capital ratio requirements, restrict dividend payments, provide to the regulators updates on the status of litigation, other financial and managerial information and quarterly progress reports detailing efforts to comply with the requirements of the Bank Memorandum.

Based on an examination as of June 30, 2001, the FDIC and the Alabama State Banking Department requested the Community Bank Board of Directors to adopt a Safety and Soundness Compliance Plan ("Plan"). The Board adopted the Plan on March 5, 2002. The Plan (initiated by the FDIC) replaced the Bank Memorandum (initiated by the Alabama State Banking Department).

Pursuant to the terms of the Plan, the Board must review the Bank's organizational structure and staffing requirements and hire and train any additional personnel needed to comply with the Plan. Also the Board must review and revise the bank's loan policy and underwriting standards, loan collection plan, allowance for loan losses methodology, interest rate risk policy and asset liability management policy. The Plan also provides that the Board must adopt an internal audit program, an internal controls program, a plan to reduce classified assets and internal and external loan documentation review procedures. Also, pursuant to the Plan, the Board must engage an outside firm to perform the loan review function and must adopt an internal loan review program. The Plan also places restrictions on extending credit to borrowers who have classified loans with the bank. Under the Plan, prior to submission of Reports of Condition and Income, the Board must review the adequacy of the allowance for loan losses and provide for an adequate balance. Under the Plan, the Board committed to maintaining a Tier I capital ratio of at least 7% and to obtain the prior approval of the regulators before paying dividends. In addition, the Plan requires the submission of a budget and profit plan and the engagement of an outside accounting firm to perform the bank's internal audit function and the formation of a bank administration department to strengthen internal controls. Finally, the Plan requires management to make monthly reports to the Board of Directors regarding the status in meeting the requirements of the Plan, and to submit quarterly progress reports to the regulators.

On December 10, 2002, the Board of Directors of Community Bank entered into an agreement with the Alabama State Banking Department. The agreement provided that the Board of Directors would take certain actions regarding (i) an investigation into payments made in connection with several construction projects of the Bank,
(ii) approval and management of payments and loans involving directors, officers and employees and (iii) expense controls and review of financial statements.

With respect to the investigation of construction payments, the Bank's Audit Committee, with the assistance of independent accountants and counsel, must determine whether any directors, officers or employees improperly benefited from payments made by the Bank for construction projects. If improper benefits were received, the Audit Committee must determine the amount of such benefits, fix an appropriate rate of interest due to the Bank on the principal amount of any benefit, require restitution of the amount of the benefit, plus accrued interest and investigate any apparent negligence on the part of Bank employees with regard to improper payments. The Bank has reported the Audit Committee's progress and findings to the Alabama State Banking Department for its review.

The Board has agreed, among other things, to require Board approval of all extensions of credit to insiders, as defined in Regulation O of the Board of Governors of the Federal Reserve System. The Board has also agreed to implement certain procedures for managing existing loans to insiders, including limitations on renewals, methods of collection of adversely classified loans to certain insiders and obtaining current appraisals on collateral securing such adversely classified loans. In addition, the Board has agreed to limit future extensions of credit and any payments other than ordinary compensation to any director, officer or employee who, after investigation, is deemed to owe restitution to the Bank or whose loans have been adversely classified, to consult with the Alabama State Banking Department regarding settlement of litigation and to obtain prior approval for sales or transfers of the Bank's assets benefiting any director, officer or employee deemed to owe restitution.

As a part of an effort to control the Bank's expenses, the Board has directed the Audit Committee to review for adequacy and appropriateness bills paid by the Bank for professional services from 1998 to the present, to recover fees improperly paid, if any, for the benefit of third parties and to establish additional internal controls for the payment of future bills.

On March 4, 2003, the Board of Directors of Community Bank and the FDIC entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the "Consent Agreement"). The Order was effective 10 days after March 12, 2003, the date of its issuance. The FDIC alleged in the Order to Cease and Desist (the "Order") deficiencies relating to the Board's supervision over active management of Community Bank, supervision and control of lending to insiders and accurate maintenance of Community Bank's books and records. The FDIC characterizes these deficiencies as unsafe and unsound banking practices. The Board consented to the Order without admitting or denying those allegations. Pursuant to the Order, the Board of Community Bank agreed to cease and desist from conduct giving rise to the noted deficiencies and to:

     (i) develop within 30 days of the effective date of the Order a written plan specifying the responsibilities and lines of authority for Community Bank's executive officers and outlining internal controls to ensure compliance with the plan;

     (ii) refrain from making, renewing or modifying any loans to current or former executive officers or directors without prior approval of the FDIC and the Alabama State Banking Department;

     (iii)amend Community Bank's books and records to reflect the actual value of bank premises and fixed assets; and

     (iv) supply a copy of the Order to the Company and provide the Company with a summary of the Order for inclusion in the Company's next shareholder communication.

Statistical Disclosure

Statistical and other information regarding the following items are set forth in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" on the pages indicated below.

                                                                                                          Page(s)

Loan Portfolio and Selected Loan Maturity........................................................             21
Investment Portfolio.............................................................................             22
Investment Portfolio Maturity Schedule...........................................................             23
Average Deposit Balances and Rates Paid..........................................................             24
Maturities of Large Time Deposits................................................................             24
Short-term Borrowings............................................................................             25
Maturities of Long-term Debt.....................................................................             26
Interest Sensitivity.............................................................................             28
Capital Adequacy Ratios and Capital Growth "Reduction Ratios"....................................             29
Yields, Rates, Interest Rate Spread and Net Interest Margin......................................             31
Consolidated Average Balances, Interest Income/Expense and Yields/Rates..........................             32
Rate/Volume Variance Analysis....................................................................             33
Summary of Loan Loss Experience..................................................................             35
Allocation of the Allowance for Loan Losses......................................................             36
Nonperforming Assets.............................................................................             37
Noninterest Income...............................................................................             38
Noninterest Expense..............................................................................             39


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

At December 31, 2002, Community Bank owned or leased buildings that were used in the normal course of business in nine counties in Alabama, including Blount, Lauderdale, Limestone, Madison, Marengo, Marion, Morgan, Perry and Winston Counties. 1st Community Credit Corporation owned or leased buildings that were used in the normal course of business in ten counties in Alabama, including Blount, Cullman, Marshall, Morgan, Limestone, Lawrence, Etowah, Madison, DeKalb and Walker Counties. Community Insurance Corp. and its subsidiary, Southern Select Insurance, Inc., owned a building that is used in the normal course of business in Madison County, Alabama.

For information about the amounts at which bank premises, equipment and other real estate are recorded in the Company's financial statements and information relating to commitments under leases, see the Company's Consolidated Financial Statements and the accompanying notes to Consolidated Financial Statements included elsewhere in this Report.

Item 3 - Legal Proceedings

Background

At a meeting of Community Bank's Board of Directors on June 20, 2000, a director brought to the attention of the Board the total amount of money Community Bank had paid subcontractors in connection with the construction of a new

Community Bank office in Guntersville, Alabama. Management of the Company commenced an investigation of the expenditures. At the request of management, the architects and subcontractors involved in the construction project made presentations to the Boards of Directors of the Company and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the Board of Directors of Community Bank, another director alleged that Community Bank had been overcharged by subcontractors on that construction project and another current construction project. On July 18, 2000, the Boards of Directors of the Company and Community Bank appointed a joint committee comprised of independent directors of the Company and of Community Bank to investigate the alleged overcharges. The joint committee retained independent legal counsel and an independent accounting firm to assist the committee in its investigation and has made its report to the Boards of Directors. The directors of Community Bank who alleged the construction overcharges have made similar charges to bank regulatory agencies and law enforcement authorities. Management believes that these agencies and authorities are currently conducting investigations regarding this matter.

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

Following a hearing on August 29, 2001, the court denied these motions on November 8, 2001. The court also ruled that the plaintiffs were entitled to conduct discovery except as it related to one of the subcontractor defendants and granted the plaintiffs' motion to unseal the report of the special litigation committee. On November 14, 2001, the directors of the Company filed a motion for the court to alter, amend, or vacate its November 8, 2001 rulings. On February 7, 2002, the Company and Community Bank filed a motion to disqualify Maynard, Cooper & Gale, P.C., the law firm representing the plaintiffs, due to conflicts of interest. The court held a hearing on these motions on February 22, 2002 and the parties are awaiting a ruling. A tentative settlement of the lawsuit was announced in December, 2002, but was not carried through and is unlikely to be under present circumstances. One of the subcontractors named as a defendant in this action, Morgan City Construction, Inc., and its principals, Mr. and Mrs. Dewey Hamaker, have been tried and convicted in the United States District Court for the Northern District of Alabama and are awaiting sentencing.

Because of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations.

Packard Derivative Litigation

On April 4, 2003, a group composed of the same plaintiffs as in the Benson case filed another derivative action against Sheffield Electrical Contractors, Inc., Steve Sheffield, Jay Bolden, Dudley, Hopton-Jones, Sims & Freeman, PLLP, Glynn Debter, Kennon R. Patterson, Jr., Robert O. Summerford, Jimmie Trotter, John Lewis, Jr., Merritt Robbins, Stacey Mann, B. K. Walker, Jr., Denny Kelly, Roy B. Jackson, Loy McGruder, and Hodge Patterson. The complaint in this new derivative lawsuit, besides adding defendants known during but not named in the Benson lawsuit, is based upon the same allegations as in the Benson case but bases its claims against the director-defendants not "for what they did (and did not do) before learning of the over billing [sic.] allegations against Patterson [Kennon
R. Patterson, Sr., the Company's former Chairman and CEO] in July 2000" but, instead "only for what they have done (and failed to do) after the filing of the Benson lawsuit-- that is, after they learned of the allegations against Patterson in July 2000." [Emphasis in the original.]

The time for answering the complaint in this case has not yet expired. Because of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations.

Towns Derivative Litigation

The lawsuit filed by Mr. William Towns, a shareholder of the Company, on November 19, 1998, as a shareholder derivative action against the directors of the Company in the Circuit Court of Blount County, Alabama, was settled and dismissed during 2002. The settlement did not have a material effect on the financial condition of the company.

Corr Family Litigation

On September 14, 2000, Bryan A. Corr and six other shareholders of the Company related to Mr. Corr filed an action in the Circuit Court of Blount County, Alabama, against the Company, Community Bank, and certain directors and officers of the Company and Community Bank. The plaintiffs have alleged that the directors of the Company actively participated in or ratified the misappropriation of corporate income. The action was not styled as a shareholder derivative action. On January 3, 2001, the defendants filed a motion for summary judgment on the basis that these claims are derivative in nature and cannot be brought on behalf of individual shareholders. The court has not ruled on the motion. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming, and a diversion of management's attention.

Auto Loan Litigation

The action filed by the Company in the United States District Court for the Northern District of Alabama against Carl Gregory Ford L-M, Inc., an automobile dealership located in Ft. Payne, Alabama, Carl Gregory and Doug Broaddus, the owners of the dealership, several employees and former employees of the dealership and Gerald Scot Parrish, a former employee of Community Bank, with respect to certain loans originated during 1998 in Community Bank's Wal-Mart office in Ft. Payne, Alabama, has been settled as to all defendants other than
G. S. Parrish, the former employee of the Bank. The Bank has one year within which to re-file its claims against Mr. Parrish.

Employee Litigation

The lawsuit filed by Messrs. Michael W. Alred and Michael A. Bean, two former directors and executive officers of Community Bank, against Community Bank in the United States District Court for the Northern District of Alabama alleging that their employment was wrongfully terminated for allegedly providing information to bank regulatory and law enforcement authorities concerning possible violations of laws and regulations, gross mismanagement, gross waste of funds and abuse of authority by Community Bank, its directors, officers and employees was settled and dismissed during 2002. The terms of the settlement of this litigation were deemed confidential and are included in the statement of income as an increase to litigation expense.

Lending Acts Litigation

On October 11, 2002, William Alston, Murphy Howard, and Jason Tittle filed an action against Community Bank, Community Bancshares, Inc., Holsombeck Motors, Inc., Lee Brown d/b/a Alabama Bond & Investigation a/k/a ABI Recovery, Chris Holmes d/b/a Alabama Bond & Investigation a/k/a ABI Recovery, Regina Holsombeck, Kennon "Ken" Patterson, Sr., Hodge Patterson, James Timothy "Tim" Hodge, Ernie Stephens, and the State of Alabama Department of Revenue. The plaintiffs in this class action allege that Community Bank and others conspired or used extortionate methods to effect a lending scheme of "churning phantom loans", and that profits from the scheme were used to secure an interest in and/or to invest in an enterprise that affects interstate commerce. The allegations state that Community Bank used various methods to get uneducated customers with fair to poor credit to sign numerous "phantom loans" when the customers only intended to sign for one loan. Claims include racketeering activity within the meaning of the Racketeer Influnced and Corrupt Organization act of 1970, conspiracy, spoliation, conversion, negligence, wantonness, outrage, and civil conspiracy.

The Company and Community Bank intend to defend the action vigorously and currently are conducting discovery to ascertain what substance, if any, there is to the claims. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming, and a diversion of management's attention.

Conspiracy Litigation

On November 6, 2001 the Company and Community Bank filed a lawsuit in the United States District Court for the Northern District of Alabama against Bryan A. Corr, Doris J. Corr, individually and as executrix of the Estate of R. C. Corr, Jr., Tina M. Corr, Corr, Inc., George M. Barnett, Michael A. Bean, Michael W. Alred, R. Wayne Washam, M. Lewis Benson, Doris E. Benson, John M. Packard and Andy Mann seeking damages in excess of $50 million. The complaint alleges that, by knowingly making false statements and unsupported allegations to regulatory and law enforcement authorities and in certain lawsuits discussed above, the defendants abused the civil legal process to further their plan to discredit and dislodge the directors and management of the Company and Community Bank and gain control of those companies. The complaint further alleges that certain of the defendants who are former directors and/or executive officers of Community Bank breached their fiduciary duties to Community Bank by participating in, and taking action in the furtherance of, the conspiracy. Finally, the complaint alleges that the defendants failed to make filings that are required by the Federal securities laws to disclose that the group is acting in concert to acquire control of the Company. The complaint seeks compensatory and punitive damages as well as an order barring the defendants from voting their shares of Company stock, purchasing additional Company stock, soliciting proxies and submitting shareholder proposals for at least three years.

On December 5, 2001, the Company, Community Bank and R. Wayne Washam entered into a stipulation pursuant to which Mr. Washam would be dismissed as a defendant. The court granted the stipulation on December 6, 2001. During the time between December 3 and December 7, 2001 the other defendants filed various motions to dismiss, abate or stay the lawsuit. On January 29, 2002 the Company and Community Bank filed an amended complaint to reflect the dismissal of Wayne Washam as a defendant and to add a claim for defamation against two of the defendants. The lawsuit presently is in the discovery phase. As a result of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations. Regardless of the outcome, however, this lawsuit could be costly, time-consuming and a diversion of management's attention.

Patterson Litigation

On April 9, 2003 Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of the Company, filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Alabama in connection with his petition for protection under Chapter 11 of the United States Bankruptcy Code. Defendants of the adversary proceeding are the Company, Community Bank, five directors of the Company and Community Bank and the law firm of Powell, Goldstein, Frazer and Murphy, LLP which represents Community Bank's Audit Committee. The complaint alleges that the Company breached its employment agreement with Mr. Patterson by terminating his employment on January 27, 2003 and failed to pay him for compensation and benefits which had allegedly accrued prior to his termination. The complaint also alleges that Community Bank, members of Community Bank's Audit Committee, the Audit Committee's independent counsel and the Company's current Chairman, President and Chief Executive Officer conspired to interfere with Mr. Patterson's contract and business relationship with the Company. The suit seeks damages in excess of $150 million for, among other things, lost compensation and benefits, mental anguish, and damage to Mr. Patterson's reputation. The Company believes that this lawsuit is without merit and intends to defend the action vigorously. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming and a diversion of management's attention.

Indemnification and Routine Proceedings

The Company's Certificate of Incorporation provides that, in certain circumstances, the Company will indemnify and advance expenses to its directors and officers for judgments, settlements, and legal expenses incurred as a result of their service as officers and directors of the Company. Community Bank's Bylaws contain a similar provision for indemnification of directors and officers of Community Bank.

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

Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, the positions held by them with the Company and certain of its subsidiaries and their principal occupations for the last five years are as follows:

 Name, Age and Position Currently Held with the
          Company and its Subsidiaries                                       Principal Experience During Past Five Years

Patrick M. Frawley (51)                                                 Chairman, President, and Chief Executive Officer of the
Chairman, President and Chief Executive Officer of the                  Company (2003 - Present); Chairman and Chief Executive
Company; Chairman and Chief Executive Officer of                        Officer of Community Bank (2003 - Present); Senior Vice
Community Bank; Chairman of 1st Community Credit Corporation,           President of Community Bank (2002 - 2003); Director
Community Appraisals, Inc., Community Insurance Corporation, and        of Regulatory Relations for Bank of America
Southern Select Insurance, Inc.                                         (1991 - 2002)

Kerri C. Kinney (33) *                                                  Chief Financial Officer of the Company and Community
Chief Financial Officer of the Company and Community Bank               Bank (2001-Present); Senior Risk Consultant for Compass
                                                                        Bank, Birmingham, Alabama (2001); Chief Accounting
                                                                        Officer of Frontier National Corporation, Sylacauga,
                                                                        Alabama (1998-2000); Chief Financial Officer of Frontier
                                                                        National Bank, Lanett, Alabama (1997-2000); Vice President
                                                                        and Controller of The County Bank, Greenwood, South
                                                                        Carolina (1993-1997)

Kennon R. Patterson, Sr. (60) **                                        Chairman, President and Chief Executive Officer of the
Chairman, President and Chief Executive Officer of the                  Company (1985-2003); Chairman and Chief Executive
Company; Chairman and Chief Executive Officer of                        Officer of Community Bank (1993-2003)
Community Bank; Chairman of 1st Community Credit Corporation;
Vice Chairman of Community Appraisals, Inc.;
Director of Community Insurance Corp., and Southern
Select Insurance, Inc.

Loy McGruder (61) ***                                                   President of Community Bank (2002-Present);
Director of the Company; Director and President of Community Bank       Executive Vice President of Community Bank (1994-2002);
                                                                        City President of Community Bank-Blountsville (1994-1997);
                                                                        Senior Vice President of Community Bank (1993-1994)

* On April 14, 2003, Jim Kinney, Ms. Kinney's husband, will become an employee of Community Bank at an annual salary of $75,000. Mr. Kinney will be the project manager of a specific project for the operations division. It is anticipated that Mr. Kinney's employment will terminate upon completion of the project in approximately 12 months.

** In January 2003, the Board of Directors terminated Mr. Patterson's employment with the Company and Community Bank, and appointed Mr. Frawley to replace him. On February 8, 2003, the Board of Directors announced that Mr. Patterson would no longer serve on the Board of Directors of Community Bank. The Board of Directors of the Company does not have the legal authority to remove a director of the Company, although a director may resign. Mr. Patterson has not resigned as a director of the Company and is currently a director of the Company.

*** Mr. McGruder began a medical leave of absence on February 3, 2003 and will retire on June 6, 2003. Stacey W. Mann (50), Executive Vice President of Community Bank since 1997 and Chief Operating Officer since 2001, has been appointed by the Board of Directors as Interim President pending regulatory approval.

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

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Shareholder Matters

Shares of the common stock (the "Common Stock") of the Company were held by approximately 2,325 shareholders of record as of March 10, 2003. There is no established trading market for the Common Stock, which has been purchased and sold infrequently in private transactions. Therefore, no reliable information is available as to trades of the Common Stock, or as to the prices at which such Common Stock has traded. Management has reviewed the limited information available to the Company as to the ranges at which shares of the Common Stock has been sold. The following data regarding the Common Stock are provided for information purposes only, and should not be viewed as indicative of the actual or market value of the Common Stock.


                                                                                     Estimated Price Range
                                                                                           Per Share
                                                                                      High          Low
2002:
         First Quarter..........................................................    $  15.00     $   15.00
         Second Quarter.........................................................       20.00         15.00
         Third Quarter .........................................................       15.00         15.00
         Fourth Quarter.........................................................       15.00         15.00

2001:
         First Quarter..........................................................    $  22.00     $   15.00
         Second Quarter.........................................................       22.00         15.00
         Third Quarter..........................................................       15.00         15.00
         Fourth Quarter.........................................................       18.00         12.00

2000:
         First Quarter..........................................................    $  25.00     $   24.00
         Second Quarter.........................................................       25.00         19.00
         Third Quarter..........................................................       25.00         20.00
         Fourth Quarter.........................................................       26.00         20.00


Annual dividends were neither declared nor paid in 2002. Generally, the payment of dividends on the Common Stock is subject to the prior payment of principal and interest on the Company's long-term debt, the retention of sufficient earnings and capital in the Company's operating subsidiaries and regulatory restrictions. Currently, the Company is under a memorandum of understanding with the Federal Reserve that, among other restrictions, disallows the declaration or payment of any dividends without the prior written approval of the Federal Reserve. The Board of Directors does not currently anticipate declaring or paying a dividend in 2003. There can be no assurance that the Company will pay any dividends in the foreseeable future. See "Item 1 - Business - Supervision and Regulation," "Item 7 - Management's Discussion of Financial Condition and Results of Operations - Liquidity Management" and Note 12 in the Notes to Consolidated Financial Statements included elsewhere in this Report.

Item 6 - Selected Financial Data

The following table sets forth selected financial data for the last five years. All averages are daily averages.

                                                                  Years ended December 31,
                                               ---------------------------------------------------------------
                                                  2002         2001         2000          1999         1998
                                               -----------  -----------  -----------  -----------  -----------
                                                            (Dollars in thousands except per share data)

Net interest income........................    $    23,504  $    22,853   $   22,418  $    26,672  $    21,672
Provision for loan losses..................         10,033        6,096        7,573        4,459          885
Net income (loss) from continuing operations        (5,023)      (2,381)      (2,853)          **           **
Net income (loss) from discontinued operations.      5,927          958         (167)          **           **
Net income (loss)..........................            904       (1,423)      (3,019)       1,658        3,579

Per Share Data:
   Earnings (loss) per share from
     continuing operations - basic.........    $     (1.08) $     (0.52) $     (0.64) $        **  $        **
   Earnings (loss) per share from
     continuing operations - diluted.......          (1.08)       (0.52)       (0.61)          **           **
   Earnings per share - basic..............           0.19        (0.31)       (0.68)        0.37         0.90
   Earnings per share - diluted............           0.19        (0.31)       (0.65)        0.36         0.88
   Cash dividends..........................           -            -            0.75         0.60         0.50

Balance Sheet:
   Loans, net of unearned income...........    $   359,184  $   501,520  $   528,316  $   498,726  $   433,853
   Deposits................................        459,464      617,706      600,901      573,261      538,586
   FHLB long-term debt.....................         38,000       38,000       38,000       40,000            -
   Other long-term debt....................          3,578        4,667        5,675        6,637        7,569
   Trust preferred securities..............         10,000       10,000       10,000            -            -
   Average equity..........................         42,848       42,938       41,776       44,203       37,318
   Average assets..........................        629,481      725,461      710,915      632,713      538,470

Ratios:
   Return on average assets................           0.14%       (0.20)%      (0.42)%       0.26%        0.67%
   Return on average equity................           2.11        (3.31)       (7.23)        3.75         9.59
   Average equity to average assets........           6.81         5.92         5.88         6.99         6.93

** 1999 and 1998 data do not reflect separate net income components for discontinued operations of certain branches divested in 2002.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

The purpose of this discussion is to focus on the significant changes in the financial condition and results of operations of the Company and its subsidiaries during 2000, 2001 and 2002. This discussion and analysis is intended to supplement and highlight information contained in the Company's consolidated financial statements and related notes and the selected financial data presented elsewhere in this Report.

Forward-Looking Statements

This  report,  including  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations, and documents incorporated herein by reference, may contain certain statements relating to the future results of the Company based upon information currently available. These "forward-looking statements" (as defined in Section 21E of The Securities and Exchange Act of
1934) are typically identified by words such as "believes", "expects", "anticipates", "intends", "estimates", "projects", and similar expressions. These forward-looking statements are based upon assumptions the Company believes are reasonable and may relate to, among other things, the allowance for loan loss adequacy, simulation of changes in interest rates and litigation results. Such forward-looking statements are subject to risks and uncertainties, which could cause the Company's actual results to differ materially from those included in these statements. These risks and uncertainties include, but are not limited to, the following: (1) changes in political and economic conditions; (2) interest rate fluctuations; (3) competitive product and pricing pressures within the Company's markets; (4) equity and fixed income market fluctuations; (5) personal and corporate customers' bankruptcies; (6) inflation; (7) acquisitions and integration of acquired businesses; (8) technological changes; (9) changes in law; (10) changes in fiscal, monetary, regulatory and tax policies; (11)
monetary fluctuations; (12) success in gaining regulatory approvals when required; and (13) other risks and uncertainties listed from time to time in the Company's SEC reports and announcements.


Critical Accounting Policies

The Company's significant accounting policies are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other footnotes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. The Company recognizes the following as critical accounting policies: Accounting for Allowance for Loan Losses and Accounting for Income Taxes.

Accounting for Allowance for Loan Losses. Management's ongoing evaluation of the adequacy and allocation of the allowance considers both impaired and unimpaired loans and takes into consideration the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, the reviews of regulators and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, adverse economic conditions, increased nonperforming loans, regulatory concerns, or other factors will not require further increases in, or reallocation of the allowance. Further discussion regarding the Company's accounting for allowance for loan losses is included in Notes 1 and 4 to the consolidated financial statements.

Accounting for Income Taxes. The Company uses the asset and liability method of accounting for income taxes. Determination of the deferred and current provision requires analysis by management of certain transactions and the related tax laws and regulations. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. Those judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. Further discussion regarding the Company's accounting for income taxes is included in Notes 1 and 20 to the consolidated financial statements.

Net Income and Earnings per share

The Company's net income of approximately $904,000 for 2002 represented a $2,327,000 increase from its net loss of approximately $1,423,000 for 2001 which represented a $1,596,000 increase from 2000's net loss of approximately $3,019,000. When stated as changes in basic earnings per share, the 2002 basic earnings per share of $0.19 represented a $0.50 increase from the 2001 basic loss per share of $0.31, which represented a $0.37 increase from the 2000 basic loss per share of $0.68.

Both 2000 and 2001 Consolidated Statements of Income have been restated to appropriately reflect earnings and losses from both continuing and discontinued operations as a result of branch divestitures that occurred in 2002. These statements have also been restated to reflect results of an investigation that commenced in the fourth quarter of 2002 into allegations that the Company had been overcharged on various construction projects. The Company has appropriately recorded impairment losses on premises and equipment and charged them to the period in which the overcharge occurred. Any overcharge which occurred prior to the year ended December 31, 2000 has been appropriately reflected as a prior period adjustment in Retained Earnings. See Note 22 - Prior Period Adjustments in the Notes to Consolidated Financial Statements.

Loss from continuing operations increased approximately $2,642,000 to approximately $5,023,000 at December 31, 2002 from approximately $2,381,000 at December 31, 2001 which was a decrease in loss from continuing operations of approximately $472,000 from approximately $2,853,000 at December 31, 2000. Although net interest income increased approximately $652,000 to approximately $23,505,000 at December 31, 2002 from approximately $22,853,000 at December 31, 2001, an increase in provision for loan losses of approximately $3,937,000 more than offset that positive and was the primary cause for increased losses from continuing operations for 2002. Basic loss from continuing operations per common share was $1.08 for the year ended December 31, 2002 as compared to a basic loss from continuing operations per common share for the year ended December 31, 2001 of $0.52. Discontinued operations, net of tax, provided approximately $5,927,000 of net income for the year ended December 31, 2002 or $1.27 basic earnings per share. This includes a pretax gain of approximately $8,072,000 on the divested branches. Discontinued operations, net of tax, provided approximately $958,000 of income for the year ended December 31, 2001, but lost approximately $167,000 during the year ended December 31, 2000.

Earning Assets

The Company's average total assets in 2002 decreased 13.2% below that for 2001, primarily as a result of branch divestitures. Earning assets accounted for approximately 83.6% of the Company's average total assets for 2002.

Average loans, excluding those associated with discontinued operations, net of unearned income, represented 72.6%, 75.1% and 78.6% of average earning assets during 2002, 2001 and 2000, respectively. Average investment securities represented 22.2% of average earning assets in 2002, compared to 21.5% in 2001 and 20.5% in 2000. The change in the mix of loans and securities has been attributable to a decrease in loans. Average federal funds sold as a percent of average earning assets was 4.6%, 3.4% and 0.7% for 2002, 2001 and 2000, respectively. The other earning asset categories accounted for less than 3.0% of average earning assets for all three periods.

Loans

Total loans, net of unearned income, decreased approximately $142,335,000, or 28.4%, to approximately $359,184,000 at December 31, 2002, from $501,519,000 at
December 31, 2001, which represented an increase of $26,796,000, or 5.1%, from $528,316,000 at December 31, 2000. Commercial, financial and agricultural loans decreased by approximately $44,369,000, or 30.3%, to approximately $101,841,000 at December 31, 2002, from approximately $146,210,000 at December 31, 2001, which represented a decrease of approximately $5,437,000, or 3.9%, from approximately $140,773,000 at December 31, 2000. Commercial, financial and agricultural loans represented 28.3% of total loans at December 31, 2002, compared to 29.1% at December 31, 2001 and 26.6% at December 31, 2000. Real estate - mortgage loans decreased by approximately $58,441,000, or 25.1%, to approximately $174,775,000 at December 31, 2002, from $233,216,000 at December 31, 2001, which represented a decrease of approximately $3,376,000, or 1.4%, from approximately $236,592,000 at December 31, 2000. As a percentage of total loans, real estate - mortgage loans increased to 48.7% at December 31, 2002, from 46.5% at December 31, 2001 and 44.8% at December 31, 2000. Consumer loans decreased by approximately $38,435,000, or 32.3%, to approximately $80,596,000 at December 31, 2002, from approximately $119,031,000 at December 31, 2001, which represented a decrease of approximately $26,642,000, or 18.3%, from approximately $145,673,000 at December 31, 2000. As a percentage of total loans, consumer loans decreased to 22.4% at December 31, 2002, from 23.8% at December 31, 2001 and 27.6% at December 31, 2000. Real estate - construction loans decreased by approximately $1,109,000, or 35.5%, to approximately $2,017,000 at December 31, 2002, from approximately $3,126,000 at December 31, 2001, which represented a decrease of approximately $2,302,000, or 42.4%, from approximately $5,429,000 at December 31, 2000. As a percentage of total loans, real estate - construction loans stayed level at 0.6% at December 31, 2002, from 0.6% at December 31, 2001 and decreased from 1.0% at December 31, 2000. The Company has experienced general decreases in loans because of economic downturns, the tightening of the Company's credit standards and increased charge-offs of loans originated in previous years, but has specifically experienced a large decline in loans in 2002 due to the sale of branches earlier in the year.

The following table shows the classification of loans by major category at December 31, 2002, and at the end of each of the preceding four years.


                                                                      LOAN PORTFOLIO

                                                                        December 31,
                           ------------------------------------------------------------------------------------------------------
                                   2002                 2001                 2000                 1999                 1998
                           ------------------   ------------------   ------------------   ------------------   ------------------
                                      Percent              Percent              Percent              Percent              Percent
                            Amount of  Total     Amount of  Total    Amount of   Total    Amount of   Total     Amount of  Total
                           ---------- -------   ---------- -------   ---------- -------   ---------- -------   ---------- -------
                                                                 (Dollars in Thousands)
Commercial, financial and
   agricultural.......     $  101,841    28.3%  $  146,210    29.1%  $  140,773    26.6%  $  124,245    24.9%  $   94,057    21.7%
Real estate - construction      2,017     0.6        3,126     0.6        5,429     1.0        6,470     1.3        6,153     1.4
Real estate -mortgage.        174,775    48.7      233,216    46.5      236,592    44.8      224,129    44.9      205,457    47.4
Consumer..............         80,596    22.4      119,031    23.8      145,673    27.6      144,453    28.9      129,334    29.8
Less: unearned income.             45       -           64       -          151       -          571       -        1,148      .3
                           ---------- -------   ---------- -------   ---------- -------   ---------- -------   ---------- -------
Loans, net of
   unearned income            359,184   100.0%     501,519   100.0%     528,316   100.0%     498,726   100.0%     433,853   100.0%
Allowance for loan losses       9,784                7,292                7,107                2,603                2,971
                           ----------           ----------            ---------           ----------           ----------
Net loans.............     $  349,400           $  494,227            $ 521,209           $  496,123           $  430,882
                           ==========           ==========            =========           ==========           ==========


The following table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year as of December 31, 2002.


              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                                                     Rate Structure for Loans
                                                Maturity                               Maturing Over One Year
                                 --------------------------------------              -------------------------
                                                Over One
                                      One         Year         Over                  Predetermined Floating or
                                    Year or      Through       Five                     Interest    Adjustable
                                     Less      Five Years      Years         Total        Rate         Rate
                                 -----------   -----------  -----------  ----------- ------------  -----------
                                                                 (In thousands)
Commercial, financial and
   agricultural................  $    38,891   $    20,309  $    42,642  $   101,842  $    21,279  $    41,672
Real estate - construction.....        1,414           119          483        2,016          119          483
                                 -----------   -----------  -----------  -----------  -----------  -----------
   Total.......................  $    40,305   $    20,428  $    43,125  $   103,858  $    21,398  $    42,155
                                 ===========   ===========  ===========  ===========  ===========  ===========

Investment Portfolio

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The Company's entire portfolio is classified as available for sale. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate position while at the same time producing adequate levels of interest income. Management of the maturity of the portfolio is necessary to provide liquidity and to control interest rate risk. During 2002, gross investment securities sales, calls and pay downs were approximately $88,623,000 and maturities were approximately $15,000,000, compared to gross investment securities sales of $86,418,000 in 2001 and approximately $16,230,000 in 2000 and maturities of approximately $2,500,000 in 2001 and approximately $25,210,000 in 2000. Net gains realized on the sales totaled approximately $653,000 during 2002, compared to approximately $1,284,000 in 2001 and approximately $5,000 in 2000. At December 31, 2002, gross unrealized gains in the portfolio were approximately $2,749,000, compared to approximately $486,000 at December 31, 2001 and approximately $1,419,000 at December 31, 2000, while gross unrealized losses amounted to approximately $227,000 at December 31, 2002, compared to approximately $893,000 at December 31, 2001 and approximately $756,000 at December 31, 2000. These fluctuations in the gross unrealized gains and losses in the Company's investment portfolio resulted primarily from changing bond prices.

Mortgage-backed securities have varying degrees of risk of impairment of principal, as opposed to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk.
Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. The Company's mortgage-backed securities portfolio as of December 31, 2002 and 2001 contained no interest-only strips and the amount of unamortized premium on mortgage-backed securities at December 31, 2002, was approximately $1,672,000, compared to approximately $929,000 at December 31, 2001. The recoverability of the Company's investment in mortgage-backed securities is reviewed periodically by management, and if necessary, appropriate adjustments for impaired value are made to income.

The carrying amount of investment securities at the end of each of the last three years is set forth in the following table:

                                     INVESTMENT PORTFOLIO

                                                                                December 31,
                                                                   2002             2001              2000
                                                              -------------     -------------    -------------
                                                                               (In thousands)
U. S. Treasury and U.S. Government agencies...............    $       6,523     $      16,948    $      46,830
Mortgage-backed securities................................          107,534            90,647           31,341
State and municipal securities............................            7,056            11,684           19,499
Federal Home Loan Bank Stock..............................            2,788             2,400            3,900
                                                              -------------     -------------    -------------
   Total investment securities............................    $     123,901     $     121,679    $     101,570
                                                              =============     =============    =============

Total investment securities increased approximately $2,222,000, or 1.83%, to approximately $123,901,000 at December 31, 2002, compared to approximately $121,679,000 at December 31, 2001 and approximately $101,570,000 at December 31, 2000. During 2002, non-taxable investment securities decreased $4,628,000, or 39.6%, to approximately $7,056,000 from $11,684,000 at December 31, 2001, which represented an increase of $7,815,000 or 40.1%, from $19,499,000 at December 31, 2000. Taxable investment securities increased approximately $6,850,000, or 6.2% during 2002 to $116,845,000 from approximately $109,995,000 at December 31, 2001, which represented an increase of $27,924, or 34.0%, from approximately $82,071,000 at December 31, 2000. The Company saw increases in the investment portfolio in 2002 as loan volumes continued to decline and excess funds were invested in securities. The composition of the investment securities portfolio changed during 2001 primarily as excess funds were invested in mortgage-backed securities. At December 31, 2002, U.S. government and agency securities represented 92.1% of the total investment securities portfolio compared to 88.4% at year-end 2001, while state and municipal securities represented 5.7% and 9.6% of the investment securities portfolio at year-end 2002 and 2001, respectively. In 2002 and 2001, as investable funds increased due to diminished loan demand and bonds redeemed prior to maturity, Community Bank invested more heavily in mortgage-backed securities to enhance cash flow and maximize yield.

The maturities and weighted average yields of the investments in the year-end 2002 portfolio of investment securities are presented below. The average maturity of the investment portfolio was 6.21 years at year-end 2002 compared to
5.20 years at year-end 2001 with an average yield of 5.54% and 6.22% at December 31, 2002 and 2001, respectively.

Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

                     INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                                                       Maturing
                                      -------------------------------------------------------------------------------
                                            Within          After One But       After Five But            After
                                           One Year       Within Five Years    Within Ten Years         Ten Years
                                      -----------------   -----------------   ------------------   ------------------
                                       Amount    Yield     Amount    Yield     Amount     Yield     Amount     Yield
                                      --------  -------   --------  -------   --------   -------   --------   -------
December 31, 2002:                                               (Dollars in thousands)

SECURITIES - ALL AVAILABLE-FOR-SALE:
   U. S. Government agencies.....     $    206     5.05%  $      -        -%  $  6,317      5.70%  $107,535      5.41%
   State and municipal securities          239     4.92        180     5.90        369      4.43      6,267      5.07
   Equity securities ............            -        -          -        -          -         -      2,788         -
                                      --------            --------            --------             --------
                                      $    445     4.98   $    180     5.90   $  6,686      5.63   $116,590      5.39
                                      ========            ========            ========             ========

With the exception of some securities issued by U.S. Government agencies, the Company held one municipal bond issued by Hartselle Utilities, whose amortized cost of $4,680,547 exceeded 10% of the Company's consolidated shareholders' equity on December 31, 2002.

Federal funds sold decreased 19.9% during 2002, from $30,000,000 at December 31, 2001 to $24,030,000 at December 31, 2002. This decrease resulted mostly from the branch divestitures.

The balance of interest-bearing deposits with other banks remained at $200,000 at December 31, 2002 and 2001.

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

During 2002,  the  Company's  average  total  deposits  increased  approximately
$4,435,000, or 1.0%, to approximately $467,538,000 from approximately $463,103,000 in 2001, which represented an increase of approximately $1,088,000, or 0.2%, from approximately $462,015,000 in 2000. At December 31, 2002, the Company's total deposits were approximately $459,464,000, a decrease of approximately $158,242,000, or 25.6%, from approximately $617,706,000 at December 31, 2001.

The following table presents the average deposit balances and the average rates paid for each of the major classifications of deposits for the 12 month periods ending December 31, 2002, 2001 and 2000 and excludes averages associated with discontinued operations:


                                                             Average Deposit Balances and Rates Paid
                                           -----------------------------------------------------------------------
                                                    2002                      2001                    2000
                                           ---------------------     ---------------------    --------------------
                                                        Average                   Average                 Average
                                              Average     Rate         Average      Rate        Average     Rate
                                              Balance     Paid         Balance      Paid        Balance     Paid
                                           ----------   --------     ---------    --------    ---------   --------
                                                                     (Dollars in thousands)
Noninterest-bearing demand..............   $   56,994      0.00%     $  57,347       0.00%    $  56,674      0.00%
Interest-bearing demand.................       79,386      2.17         73,301       4.42        81,920      4.82
Savings.................................       56,606      2.04         48,884       4.14        46,586      4.55
Time....................................      274,552      3.81        283,571       5.37       276,835      5.90
                                           ----------                ---------                ---------
   Total (1)............................   $  467,538      3.25      $ 463,103       5.05     $ 462,015      5.52
                                           ==========                =========                =========
------------------

(1) The rate paid on total average deposits represents the rate paid on total average interest-bearing deposits only.

The Company's average interest-bearing deposits increased by 1.2% and 0.1% in 2002 and 2001, respectively. Average interest-bearing demand deposits increased 8.3% compared to a decrease of 10.5% during 2001 from an average of approximately $81,920,000 in 2000. Average savings and average time deposits increased 15.8% and decreased 3.2%, respectively, during 2002 compared to increases of 4.9% and 2.4%, respectively, during 2001. Average noninterest-bearing demand deposits decreased 0.6% during 2002 compared to an increase of 1.2% during 2001 from an average of $56,674,000 during 2000. Total average deposits increase 1.0% in 2002 and 0.2% in 2001. The two categories of lowest cost deposits, noninterest-bearing demand deposits and interest-bearing demand deposits, comprised the following percentages of total average deposits during 2002, 2001 and 2000, respectively: (i) Average noninterest-bearing demand deposits - 12.2%, 12.4%, and 12.3%; and (ii) average interest-bearing demand deposits - 17.0%, 15.8% and 17.7%. Community Bank experienced a slight shift in its deposit mix during 2002 as interest-bearing demand deposits and savings increased while certificates of deposits decreased $9,019,000, or 3.2%. Of total time deposits at December 31, 2002, approximately 31.3% were large denomination certificates of deposit and other time deposits of $100,000 or more, up from 31.5% at December 31, 2001.

The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 2002 are summarized in the table below.

                 MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                                                                                    December 31, 2002
                                                                         ----------------------------------------
                                                                             Time         Other
                                                                         Certificates      Time
                                                                          of Deposit     Deposits        Total
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)
Maturing in three months or less..................................       $      7,977  $     15,290  $     23,267
Maturing in over three through six months.........................             13,200             -        13,200
Maturing in over six through twelve months........................             16,972             -        16,972
Maturing in over twelve months....................................             32,478             -        32,478
                                                                         ------------  ------------  ------------
       Total......................................................       $     70,627  $     15,290  $     85,917
                                                                         ============  ============  ============

Borrowed Funds

Community Bank also uses borrowed funds as a source of funds for asset growth in excess of deposit growth and for short-term liquidity needs. The mixture of borrowed funds and deposits as sources of funds depends on the relative availability and costs of those funds and Community Bank's need for funding.

Borrowed funds consist primarily of short-term borrowings, borrowings from the Federal Home Loan Bank of Atlanta, Georgia ("FHLB-Atlanta") and long-term debt. Short-term borrowings at year-end 2002 and 2001 consisted of the U. S. Treasury Tax and Loan Note Option account and securities sold under agreements to repurchase. Community Bank had $5,000,000 at year end 2002 and 2001 in available lines to purchase Federal Funds on a secured basis from a commercial bank. At December 31, 2002 and 2001, Community Bank had no funds advanced against these lines. In May 2001, Community Bank borrowed funds of $8,000,000 under the FHLB "fixed rate credit" plan. The advance was for six months bearing interest at 4.15% and matured in November 2001.

The following table sets forth, for the periods indicated, certain information about the Company's short-term borrowings:

                              SHORT-TERM BORROWINGS

                                            At December 31,
                                      ----------------------------
                                                         Weighted                                      Maximum
                                                          Average      Average           Average    Outstanding  At
                                        Balance            Rate        Balance            Rate       Any Month End
                                      -----------       ----------   -----------       ----------   ---------------
                                                                (Dollars in thousands)

2002:
   Federal funds purchased..........  $         -             0.00%  $         -             0.00%  $             -
   Short-term FHLB  borrowings......            -             0.00             -             0.00                 -
   Securities sold under
     agreement to
     repurchase.....................            -             0.00         1,369             1.90             2,905
   U.S. treasury tax and loan,
     note option....................        1,725             1.10           757             1.39             1,963
                                      -----------                    -----------                    ---------------
       Total........................  $     1,725             1.10   $     2,126             1.69   $         4,868
                                      ===========                    ===========                    ===============

2001:
   Federal funds purchased..........  $         -             0.00%  $        74             6.11%  $         3,000
   Short-term FHLB borrowings.......            -             0.00         3,967             4.30             8,000
   Securities sold under agreement to
     repurchase.....................        2,538             2.13         2,272             3.59               391
   U.S. treasury tax and loan, note
     option.........................        1,822             1.51         1,021             3.21               814
                                      -----------                    -----------                    ---------------
       Total........................  $     4,360             1.87   $     7,334             3.95   $        12,205
                                      ===========                    ===========                    ===============

Community Bank is a member of the FHLB-Atlanta and was approved to borrow under various short-term and long-term programs offered by the FHLB-Atlanta. These borrowings are secured under a blanket lien agreement on certain qualifying mortgage instruments in Community Bank's loan and investment portfolios. At December 31, 2002, Community Bank had no available credit through the FHLB - Atlanta.

Since June 1999, Community Bank has borrowed funds under the FHLB-Atlanta's "Convertible Advance Program." Community Bank had $38,000,000 outstanding at both December 31, 2002 and 2001 under the FHLB-Atlanta's "Convertible Advance Program". This obligation has a final maturity of March 1, 2010 (120 months), a call feature every quarterly payment date during the life of the obligation, and a fixed interest rate of 5.93% per annum. The first call date for this advance was March 1, 2001; the advance was not called on that date nor has been since.

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

Long-term debt consisted of various commitments with scheduled maturities from one to 20 years. The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2002. A more detailed explanation of long-term debt is included in Note 11 to the Company's Consolidated Financial Statements included elsewhere in this Report.

                          MATURITIES OF LONG-TERM DEBT

                                         2003            2004           2005           2006            2007
                                      -----------    -----------     -----------    -----------    -----------
                                                                   (In thousands)
Interest on indebtedness............  $       184    $       164     $       143    $       121    $        97
Repayment of principal..............          408            428             449            472            495
                                      -----------    -----------     -----------    -----------    -----------
                                      $       592    $       592     $       592    $       593    $       592
                                      ===========    ===========     ===========    ===========    ===========

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the Capital Securities ($10,000,000) and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. Under the terms of the indenture, the Company may elect to defer payments of interest for up to ten semiannual payment periods. The Company elected to defer its March and September 2002 interest payments. The balance of accrued interest payable on the debentures was $1,541,872 at December 31, 2002. For the duration of such deferral period, the Company is restricted from paying dividends to shareholders or paying debt that is junior to the debentures. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments or sales, maturities, calls and pay downs of investment securities. Real estate-construction and commercial, financial and agricultural loans that mature in one year or less totaled approximately $40,305,000, or 11.2% of loans, net of unearned income, at December 31, 2002, and investment securities maturing in one year or less totaled approximately $445,000, or 0.4% of the investment portfolio, at December 31, 2002. Other sources of liquidity include cash on deposit with other banks and short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks.

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

Dividends paid by Community Bank are the primary source of funds available to the Company for debt repayment, payment of dividends to its shareholders and other needs. Certain restrictions exist regarding the ability of Community Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the State of Alabama Banking Department is required to pay dividends in excess of Community Bank's net earnings in the current year plus retained net earnings for the preceding two years less any required transfers to surplus. At December 31, 2002, Community Bank could not have declared any dividends without approval of regulatory authorities. See Note 12 to the Company's Consolidated Financial Statements elsewhere in this Report and "Item 1 - Business - Supervision and Regulation."

The Company relies on dividends from Community Bank in order to pay expenses, service debt and pay dividends to shareholders. Although dividends from Community Bank are the primary source of funding, the Company also receives cash from Community Bank in the form of management fee income and generally retains cash for its portion of tax benefit on intercompany income tax settlements. Without dividends or management fee income from Community Bank, the Company would not be able to pay expenses or service debt. Management fees for 2002 were $300,000 and no dividends were paid for 2002. Community Bank is unable to pay a dividend to the Company without prior approval of the regulatory authorities nor is the Company able to increase the management fee charged to Community Bank without the prior written approval of the Federal Reserve. See "Item 1 - Business - Supervision and Regulation."

Interest Rate Sensitivity

Community Bank's net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. Community Bank manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee ("ALCO"). The ALCO meets periodically to monitor its interest rate risk exposure and implement strategies that might improve its balance sheet positioning and/or earnings. Management utilizes an interest rate simulation model to estimate the sensitivity of the Bank's net interest income and net income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including balance sheet growth, deposit repricing characteristics and prepayment rates.

The estimated impact on Community Bank's net interest income sensitivity over a one year time horizon at December 31, 2002 is shown below. Such analysis assumes an immediate and a parallel shift in interest rates based on correlation analysis of market prices and the Company's estimates of deposit rate changes in alternate scenarios.

                            INTEREST RATE SENSITIVITY

                                                                         -100                          +100
                                                                         Basis                         Basis
                                                                        Points         Level          Points
                                                                     -----------    -----------    -----------
December 31, 2002:                                                            (Dollars in thousands)
Prime rate....................................................              3.25%          4.25%          5.25%

Interest income...............................................       $    34,342    $    35,983    $    37,500
Interest expense..............................................            13,109         14,131         15,352
                                                                     -----------    -----------    -----------
     Net interest income......................................       $    21,233    $    21,852    $    22,148
                                                                     ===========    ===========    ===========

Dollar change from level......................................       $      (619)                  $       296

Percentage change from level..................................             (2.83)%                        1.35%

December 31, 2001:

Prime rate....................................................              3.75%          4.75%          5.75%

Interest income...............................................       $    47,508    $    50,612    $    53,156
Interest expense..............................................            18,102         20,094         21,679
                                                                     -----------    -----------    -----------
     Net interest income......................................       $    29,406    $    30,518    $    31,477
                                                                     ===========    ===========    ===========

Dollar change from level......................................       $    (1,112)                  $       959

Percentage change from level..................................             (3.64)%                        3.14%

As shown above, in a 100 basis point rising rate environment, the net interest margin should increase 1.35% and in a 100 basis point falling rate environment, the net interest margin should decrease 2.83%. This is a positive change from 2001 variances of 3.14% and (3.64)%, meaning net interest income is less sensitive to fluctuations in interest rates when compared to sensitivity for 2001. These percent changes from a level rate scenario fall comfortably within The Company's ALCO policy limit of +/-7.00%.

Capital Resources

A strong capital position is vital to the continued profitability of the Company because it promotes depositor and shareholder confidence and provides a solid foundation for future growth of the organization. In 1993, 1995 and 1998, the Company raised capital through the sale of shares of its Common Stock. All three offerings were closed upon being fully subscribed. In the fourth quarter of 1998, the Company sold to the public and the Company's Employee Stock Ownership Plan (the "ESOP") 500,000 newly issued shares of Common Stock at a price of $19.00 per share, raising approximately $9,467,000 after reduction for offering expenses. The net proceeds from all offerings have been available for debt reduction, capital enhancement, growth and expansion of the Company and general corporate purposes.

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

Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which includes common stock, retained earnings and Trust preferred securities amounted to approximately $46,817,000 at December 31, 2002, compared to approximately $46,359,000 at December 31, 2001. Tier II capital components include supplemental capital components, such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as total risk-based capital, which was approximately $52,885,000, $54,074,000 at year-end 2002 and 2001, respectively. The percentage ratios, as calculated under the guidelines, for Tier I and total risk-based capital were 12.98% and 14.66%, respectively, at December 31, 2002, compared to 9.46% and 11.03%, respectively, at year-end 2001.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The tier I leverage ratio is defined as the ratio that the Company's Tier I capital bears to total average assets minus goodwill. The Company's Tier I leverage ratios were 8.20% and 6.33% at December 31, 2002 and 2001, respectively.

The following table illustrates the Company's regulatory capital ratios at December 31, 2002, 2001 and 2000:

                             CAPITAL ADEQUACY RATIOS

                                                                                   December 31,
                                                                        2002           2001            2000
                                                                     -----------    -----------    -----------
                                                                               (Dollars in thousands)
Tier I capital................................................       $    46,817    $    46,359    $    44,008
Tier II capital...............................................             6,068          7,715          7,790
                                                                     -----------    -----------    -----------
     Total qualifying capital.................................       $    52,885    $    54,074    $    51,798
                                                                     ===========    ===========    ===========

Risk-weighted total assets (including off-balance-sheet
     exposures)...............................................       $   360,709    $   490,224    $   510,161
                                                                     ===========    ===========    ===========

Tier I risk-based capital ratio...............................             12.98%          9.46%          8.63%

Total risk-based capital ratio................................             14.66          11.03          10.15

Leverage ratio................................................              8.20           6.33           6.17

In addition to regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. The following table summarizes the equity-to assets and dividend payout ratios for each of the last three years:

                        CAPITAL GROWTH (REDUCTION) RATIOS

                                                                                 Year Ended December 31,
                                                                         2002          2001            2000
                                                                       ---------     ---------      ---------
Dividend payout ratio.........................................                0%            0%       (102.9)%
Average equity to average assets ratio........................             6.81          5.92          5.88

The Company's return on average assets ratio, which is computed by dividing net income (loss) by average assets was 0.14, (0.20) and (0.42) for 2002, 2001 and 2000, respectively. The increase in 2002 was due to the net income of approximately $904,000 in 2002, compared to a net loss of approximately $1,423,000 in 2001 and a net loss of approximately $3,019,100 in 2000, coupled with a 13.2% decrease in average assets during 2002 to approximately $629,481,000, compared to average assets of approximately $725,461,000 during 2001 and $710,915,000 during 2000.

The Company's return on average equity ratio, which is computed by dividing net income (loss) by average shareholders' equity, increased in 2002 to 2.11%, from (3.31)% in 2001. The increase in 2002 was due to net income of approximately $904,000 made by the Company in 2002, compared to the net loss of approximately $1,423,000 in 2001 and a net loss of approximately $3,019,000 in 2000, which was coupled with a slight decrease in average shareholders' equity to approximately $42,848,000 during 2002, compared to approximately $42,938,000 during 2001 and approximately $41,776,000 during 2000.

The Company's dividend payout ratio is determined by dividing the dividends per share by the basic net earnings or loss per share for the relevant period. The Company did not pay dividends in 2002 or 2001. During 2000, the Company's dividend payout ratio was (102.9)% due to an increase in the amount of cash dividends paid per share coupled with a basic net loss per share reported for the period. During 2000, the amount of cash dividends paid per share increased $0.15, or 25%, to $0.75 from $0.60 in 1999. In addition, during 2000, the
Company reported a basic net loss per share of $0.68 compared to basic net earnings per share of $0.37 for 1999.

The Company's average equity to average assets ratio, which is computed by dividing average shareholders' equity by average assets, was 6.81% in 2002, 5.92% in 2001, and 5.88% in 2000. The increase in 2002 was due to a 13.2% decrease in average assets during 2002 to approximately $629,481,000, while average shareholders' equity decreased by only 0.2%.

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

Net interest income for 2002 increased approximately $651,000, or 2.8%, to approximately $23,504,000 from approximately $22,853,000 in 2001, compared to an increase of approximately $435,000, or 1.9%, in 2001 from approximately $22,418,000 in 2000. The Company experienced a decline in average earning assets and growth in average interest-bearing liabilities during 2002; however, a shift occurred in deposits as a result of decreases in time deposits and increases in demand and savings. The "Rate/Volume Variance Analysis" table in the section below provides information about changes in interest income, interest expense and net interest income due to changes in average balances and rates.

The Company's interest income decreased approximately $6,830,000, or 14.4%, to $40,657,000 in 2002 from $47,487,000 in 2001, compared to a decrease of approximately $1,418,000, or 2.9%, in 2001 from approximately $48,905,000 in 2000. The decrease in 2002 was due to a 122 basis points decrease in the yield on average earning assets during 2002 along with a decrease in the volume of average earning assets. The 2001 decrease was due to the 76 basis points decrease in the yield on average earning assets. The interest income on loans decreased 16.1% during 2002, due to both a decrease of 4.1% in the average loan balances outstanding and a decrease in the yield on loans of 125 basis points. During 2001, the interest income on loans decreased 5.2%, primarily due to the decrease in the yield on loans of 62 basis points. The interest income on investment securities decreased 2.4% during 2002, compared to 2001, and increased 6.4% during 2001, compared to 2000, due to changes in the average investment security balances outstanding.

During 2002, the Company's interest expense decreased approximately $7,481,000, or 30.4%, to approximately $17,153,000 from approximately $24,634,000 in 2001, as average interest-bearing liabilities outstanding during 2002 decreased 0.5% but the average rate paid on interest-bearing liabilities during 2002 decreased 157 basis points. In 2001, interest expenses decreased approximately $1,853,000, or 7.0%, to approximately $24,634,000 from
approximately   $26,487,000  in  2000,   despite  a  1.5%  increase  in  average
interest-bearing liabilities in 2001, due to the effect of a 48 basis point increase in the average rate paid in 2001. Interest-bearing deposits are the major component of interest bearing liabilities, representing 87.6% in 2002, 86.1% in 2001 and 87.3% in 2000 of average total interest-bearing liabilities outstanding. While average interest-bearing deposits outstanding increased 1.2% and 0.1% during 2002 and 2001, respectively, the rate paid on these average balances reflected a decrease of 180 basis points during 2002 compared to a decrease of 47 basis points during 2001. The decrease in interest expense on short-term borrowings during 2002 primarily resulted from a 36.9% decline in the average balance. The decrease in interest expense on long-term debt during 2002 occurred despite an increase in the average rate paid of 37 basis points due to a 9.8% decline in the average balance for 2002 . The decrease in interest expense on FHLB borrowings during 2002 was due to a 9.5% decrease in the average balance of borrowings outstanding during 2002 even though the average interest rate paid on these borrowings increased 8 basis points during 2002. The average capitalized lease obligations outstanding during 2002 were approximately $4,096,000, which represented 0.9% of the Company's average total interest-bearing liabilities.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The Company's net interest margin for 2002 was 4.47%, compared to 4.31% and 4.45% for 2001 and 2000, respectively.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread for 2002 increased 35 basis points to 4.07% from the Company's 2001 spread of 3.72% as the cost of interest-bearing sources of funds decreased 157 basis points, but the yield on earning assets decreased only 122 basis points. The net interest spread for 2000 was 4.00%. See the tables in this section below entitled "Consolidated Average Balances, Interest Income/Expenses and Yields/Rates" and "Rate/Volume Variance Analysis" for more information.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:


                                                                 Years Ended December 31,
                                          --------------------------------------------------------------------
                                           2002             2001           2000            1999          1998
                                          ------           ------         ------          ------        ------
Rate earned on earning assets.......       7.73%            8.95%          9.71%           9.40%         9.26%
Rate paid on borrowed funds.........       3.66             5.23           5.71            5.00          5.23
Interest rate spread................       4.07             3.72           4.00            4.40          4.03
Net interest margin.................       4.47             4.31           4.45            4.86          4.52

During 2002, the banking industry saw the prime interest rate move from 4.75% to 4.25%. This decrease resulted as the prime interest rate fell by 50 basis points in November 2002. This is in contrast to the 450 basis point increase during 2001.

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

     CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES
                            Taxable Equivalent Basis

                                                                   Years Ended December 31,
                                              2002                            2001                             2000
                                              ----                            ----                             ----
                                  Average    Income/    Yield/    Average    Income/   Yield/      Average    Income/   Yield/
                                  Balance    Expense    Rate      Balance    Expense    Rate       Balance    Expense   Rate
                                 ---------  ---------  -------   ---------  ---------  -------    ---------  ---------  -------
                                                                   (Dollars in thousands)
Assets (3)
   Earning assets:
   Loans, net of unearned
      income (1)(2)............  $ 382,126  $  33,506     8.77%  $ 398,490  $  39,938    10.02%   $ 395,958  $  42,121    10.64%
   Investment securities:
      Taxable..................    107,566      6,280     5.84     100,599      6,209     6.17       87,745      5,644     6.43
      Tax exempt...............      9,028        456     5.05      13,468        693     5.15       15,366        840     5.47
                                 ---------  ---------            ---------  ---------             ---------  ---------
      Total investment securities  116,594      6,736     5.78     114,067      6,902     6.05      103,111      6,484     6.29
   Interest bearing deposits
      in other banks...........      2,899         29     1.00         344         44    12.79          915         66     7.21
   Federal funds sold .........     24,406        386     1.58      17,816        603     3.38        3,635        234     6.44
                                 ---------  ---------            ---------  ---------             ---------  ---------
      Total earning assets.....    526,025     40,657     7.73     530,717     47,487     8.95      503,619     48,905     9.71
   Noninterest-earning assets:
      Cash and due from banks..     20,927                          21,160                           24,006
Premises and equipment              34,133                          31,433                           29,549
      Accrued interest and
        other assets...........     13,315                          15,563                           18,618
      Allowance for loan losses.    (7,511)                         (5,328)                          (2,691)
   Average balances associated with
      discontinued operations..     42,592                         131,916                          137,814
                                 ---------                       ---------                        ---------
      Total assets.............  $ 629,481                       $ 725,461                        $ 710,915
                                 =========                       =========                        =========

Liabilities and Shareholders' Equity (3)
   Interest-bearing liabilities:
      Demand deposits..........  $  79,386      1,725     2.17   $  73,301      3,237     4.42    $  81,920      3,950     4.82
      Savings deposits.........     56,606      1,154     2.04      48,884      2,023     4.14       46,586      2,120     4.55
      Time deposits............    274,552     10,474     3.81     283,571     15,227     5.37      276,835     16,322     5.90
                                 ---------  ---------            ---------  ---------             ---------  ---------
                                   410,544     13,353     3.25     405,756     20,487     5.05      405,341     22,392     5.52
   Short-term borrowings.......      2,126         36     1.69       3,367         37     1.10        2,589        112     4.33
   FHLB long-term debt.........     38,000      2,266     5.96      41,967      2,468     5.88       38,000      2,248     5.92
   Capitalized lease obligations     4,096        225     5.49       4,746        288     6.07        3,579        327     9.14
   Other long-term debt........     13,965      1,273     9.12      15,478      1,354     8.75       14,716      1,408     9.57
                                 ---------  ---------            ---------  ---------             ---------  ---------
      Total interest-bearing
        liabilities ...........    468,731     17,153     3.66     471,314     24,634     5.23      464,225     26,487     5.71
                                            ---------  -------              ---------  -------               ---------  -------
   Noninterest-bearing liabilities:
      Demand deposits..........     56,994                          57,347                           56,674
      Accrued interest and
        other liabilities......      6,846                           4,363                            6,170
      Shareholders' equity.....     42,848                          42,938                           41,776
   Average balances associated with
      discontinued operations..     54,062                         149,499                          142,070
                                 ---------                       ---------                        ---------
      Total liabilities and
        shareholders' equity...  $ 629,481                       $ 725,461                        $ 710,915
                                 =========                       =========                        =========
Net interest income/net interest spread        23,504     4.07%                22,853     3.72%                 22,418     4.00%
                                            ---------  =======              ---------  =======               ---------  =======
Net interest margin............                           4.47%                           4.31%                            4.45%
                                                       =======                         =======                          =======

(1) Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)  Income on loans, net of unearned income, includes loan fees of $2,980,000.

(3) All yields are computed on income/expense and average balances from continuing operations.

                          RATE/VOLUME VARIANCE ANALYSIS
                            TAXABLE EQUIVALENT BASIS

                                               Average Volume             Change in Volume          Average Rate
                                      -------------------------------   --------------------   ----------------------
                                        2002       2001        2000     2002-2001  2001-2000    2002    2001    2000
                                      ---------  ---------  ---------   ---------  ---------   ------  ------  ------
                                                                      (Dollars in thousands)
Earning Assets:
Loans, net of unearned income....     $ 382,126  $ 398,490  $ 395,958   $ (16,364) $   2,532     8.77%  10.02%  10.64%
Investment securities:
   Taxable.......................       107,566    100,599     87,745       6,967     12,854     5.84    6.17    6.43
   Tax exempt....................         9,028     13,468     15,366      (4,440)    (1,898)    5.05    5.15    5.47
                                      ---------  ---------  ---------   ---------  ---------
      Total investment securities       116,594    114,067    103,111       2,527     10,956     5.78    6.05    6.29
Interest-bearing deposits with
   other banks..................          2,899        344        915       2,555       (571)    1.00   12.79    7.21
Federal funds sold...............        24,406     17,816      3,635       6,590     14,181     1.58    3.38    6.44
                                      ---------  ---------  ---------   ---------  ---------
      Total earning assets.......     $ 526,025  $ 530,717  $ 503,619   $  (4,692) $  27,098     7.73    8.95    9.71
                                      =========  =========  =========   =========  =========

Interest-Bearing Liabilities:
Deposits:
   Demand........................     $  79,386  $  73,301  $  81,920   $ 6,085    $  (8,619)    2.17    4.42    4.82
   Savings ......................        56,606     48,884     46,586     7,722        2,298     2.04    4.14    4.55
   Time..........................       274,552    283,571    276,835    (9,019)       6,736     3.81    5.37    5.90
                                      ---------  ---------  ---------   -------    ---------
      Total interest-bearing deposits   410,544    405,756    405,341     4,788          415     3.25    5.05    5.52
Short-term borrowings............         2,126      3,367      2,589    (1,241)         778     1.69    1.10    4.33
FHLB long-term debt..............        38,000     41,967     38,000    (3,967)       3,967     5.96    5.88    5.92
Capitalized lease obligations....         4,096      4,746      3,579      (650)       1,167     5.49    6.07    9.14
Other long-term debt.............        13,965     15,478     14,716    (1,513)         762     9.12    8.75    9.57
                                      ---------  ---------  ---------   -------    ---------
      Total interest-bearing
         liabilities.............     $ 468,731  $ 471,314  $ 464,225   $(2,583)   $   7,089     3.66    5.23    5.71
                                      =========  =========  =========   =======    =========   ------  ------  ------

Net interest income/net interest spread.                                                         4.07%   3.72%   4.00%
                                                                                               ======  ======  ======

Net yield on earning assets......                                                                4.47%   4.31%   4.45%
                                                                                               ======  ======  ======


                                                                                      Variance Attributed to (1)

                                     Interest Income/Expense            Variance              2002              2001
                                    ----------------------------  ---------------------  ----------------  ----------------
                                      2002      2001      2000    2002-2001   2001-2000  Volume    Rate    Volume    Rate
                                    --------  --------  --------  ---------   ---------  -------  -------  -------  -------
                                                               (Dollars in thousands)
Earning Assets:
Loans, net of unearned income....   $ 33,506  $ 39,938  $ 42,121  $  (6,432)  $  (2,183) $(1,593) $(4,839) $   270  $(2,453)
Investment securities:
   Taxable.......................      6,280     6,209     5,644         71         565      415     (344)     800     (235)
   Tax exempt....................        456       693       840       (237)       (147)    (224)     (13)    (100)     (47)
                                    --------  --------  --------  ---------   ---------  -------  -------  -------  -------
        Total investment securities    6,736     6,902     6,484       (166)        418      191     (357)     700     (282)
Interest-bearing deposits
   with other banks..............         29        44        66        (15)        (22)      59      (74)     (55)      33
Federal funds sold ..............        386       603       234       (217)        369      174     (391)     527     (158)
                                    --------  --------  --------  ---------   ---------  -------  -------  -------  -------
        Total earning assets.....   $ 40,657  $ 47,487  $ 48,905  $  (6,830)  $  (1,418) $(1,169) $(5,661) $ 1,442  $(2,860)
                                    ========  ========  ========  =========   =========  =======  =======  =======  =======

Interest-Bearing Liabilities:
Deposits:
   Demand........................   $  1,725  $  3,237   $ 3,950  $  (1,512)  $    (713) $   250  $(1,762) $  (399) $  (314)
   Savings.......................      1,154     2,023     2,120       (869)        (97)     281   (1,150)     101     (198)
   Time..........................     10,474    15,227    16,322     (4,753)     (1,095)    (469)  (4,284)     392   (1,487)
                                    --------  --------  --------  ---------   ---------  -------  -------  -------  -------
        Total interest-bearing
           deposits..............     13,353    20,487    22,392     (7,134)     (1,905)      62   (7,196)      94   (1,999)
Short-term borrowings............         36        37       112         (1)        (75)     (17)      16       26     (101)
FHLB long-term debt..............      2,266     2,468     2,248       (202)        220     (235)      33      235      (15)
Capitalized lease obligations....        225       288       327        (63)        (39)      (7)     (56)     135     (174)
Other long-term debt.............      1,273     1,354     1,408        (81)        (54)    (136)      55       71     (125)
                                    --------  --------  --------  ---------   ---------  -------  -------  -------  -------
        Total interest-bearing
           liabilities...........     17,153    24,634    26,487     (7,481)     (1,853)    (333)  (7,148)     561   (2,414)
                                    --------  --------  --------  ---------   ---------  -------  -------  -------  -------
        Net interest income......   $ 23,504  $ 22,853  $ 22,418  $     651   $     435  $  (836) $ 1,487  $   881  $  (446)
                                    ========  ========  ========  =========   =========  =======  =======  =======  =======

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

At December 31, 2002, the allowance for loan losses was $9,784,000 which represented an increase of $2,492,000, or 34.2%, over the December 31, 2001 amount of $7,292,000. There was a $185,000, or 2.6%, increase in the allowance for loan losses at December 31, 2001 as compared to December 31, 2000. This increase in the overall level of the allowance for loan losses was primarily due to provisions for loan losses of $10,108,000 and $6,314,000, including amounts related to discontinued operations, made by the Company in 2002 and 2001, respectively. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 2.72% at December 31, 2002, compared to 1.45% at December 31, 2001. Management believes that the allowance for loan losses at December 31, 2002 is adequate to absorb known risks in the Company's loan portfolio based upon the Company's historical experience. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio or additional provisions to the allowance for loan losses.

A provision for loan losses is charged against current earnings. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $10,108,000, $6,314,000 and $9,289,000, including amounts related to discontinued operations, in 2002, 2001 and 2000, respectively. This represented an increase of $3,794,000, or 60.0%, in 2002 and a decrease of $2,975,000 or 32.0% in 2001. The provision for loan loss in 2002 was significantly higher due to increased loan charge-offs during the year.

In March 2001, management of Community Bank became aware that an employee in Community Bank's Double Springs, Alabama location had improperly originated approximately $1,200,000 in loans primarily during 2000 and the first quarter of 2001 in violation of Community Bank's lending policies, and had manipulated loan payments to make it falsely appear that payments under the loans were current. The bank employee has admitted wrongdoing in connection with the loans and his employment with Community Bank has been terminated. Management notified federal and state banking regulatory authorities, law enforcement authorities and the Company's fidelity bond carrier, and is cooperating with law enforcement authorities in their investigation of the matter. As a result of its investigation of these loans, the Company has charged off loans deemed to be a loss and has reserved for its future estimated losses with a provision to its allowance for loan losses as necessary.

In September 1998, Community Bank determined that $9,360,000 in motor vehicle loans that were originated in Community Bank's Ft. Payne, Alabama Wal-Mart location primarily during a four-month period beginning in May 1998 were not in compliance with Community Bank's lending policy. By December 31, 1999, borrowers had defaulted on approximately $5,594,000 of these loans. Community Bank took into possession and resold 362 vehicles that served as collateral for these loans, which resulted in proceeds of approximately $2,963,000, which was applied to the outstanding balances of the defaulted loans. In the fourth quarter of 1999, management determined that these unpaid balances were impaired and, therefore, made a charge of approximately $2,631,000 to the Company's allowance for loan losses in December 1999. Concurrently, a provision for loan losses, in the same amount, was made in order to return the allowance for loan losses to its balance prior to the charge for the impaired loans. During 2000, Community Bank, including its subsidiary 1st Community Credit Corporation, charged an additional $567,000 to its allowance for loan losses with respect to these defaulted Ft. Payne loans. On June 20, 2000, Community Bank filed an action in the United States District Court for the Northern District of Alabama against an automobile dealership, several employees and former employees of the dealership and a former employee of Community Bank. The lawsuit seeks damages of an unspecified amount to recover losses incurred by Community Bank in connection with the Ft. Payne loans, along with all costs associated with the legal action. Community Bank settled this lawsuit in 2002 and treated the amount received as a recovery of legal expenses. See "Item 3 - Legal Proceedings - Auto Loan Litigation."

Loan charge-offs exceeded recoveries by $6,864,000 during 2002, which represented an increase of $735,000, or 12.0%, from $6,129,000 during 2001, which represented an increase of $1,344,000, or 28.1%, from $4,785,000 during

2000. Net loan charge-offs increased in 2002 from 2001 due to continued deterioration of the Bank's loan portfolio. Net loan charge-offs remained at the same level in 2000 as compared to 1999.

The following table sets forth certain information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2002.

                         SUMMARY OF LOAN LOSS EXPERIENCE

                                                  2002         2001         2000         1999          1998
                                               ---------     ---------    ---------    ---------    ---------
                                                                 (Dollars in Thousands)
Allowance for loan losses at beginning
   of period...............................    $   7,292     $   7,107    $   2,603    $   2,971    $   2,131
Loans charged off:
   Commercial, financial and agricultural..        2,033         1,056          620          282          190
   Real estate - mortgage..................        1,106           726          319           92           50
   Consumer................................        4,169         4,785        4,114        4,814        1,223
                                               ---------     ---------    ---------    ---------    ---------
       Total loans charged off.............        7,308         6,567        5,053        5,188        1,463
                                               ---------     ---------    ---------    ---------    ---------
Recoveries on loans previously charged off:
   Commercial, financial and agricultural..           44             7           10          220           11
   Real estate - mortgage..................           57            40            2            4            -
   Consumer................................          343           391          256          138          126
                                               ---------     ---------    ---------    ---------    ---------
       Total recoveries....................          444           438          268          362          137
Net loans charged off......................        6,864         6,129        4,785        4,826        1,326
Reserves (sold) acquired through
   (branch divestitures) acquisitions......         (752)            -            -            -        1,281
Provision for loan losses included
   in continuing operations................       10,033         6,096        7,573        4,458          885
Provision for loan losses included
   in discontinued operations..............           75           218        1,716            -            -
                                               ---------     ---------    ---------    ---------    ---------
Allowance for loan losses at end of period.    $   9,784     $   7,292    $   7,107    $   2,603    $   2,971
                                               =========     =========    =========    =========    =========

Loans, net of unearned income, at
   end of period..........................     $ 359,184     $ 501,519    $ 528,316    $ 498,726    $ 433,853
                                               =========     =========    =========    =========    =========

Average loans, net of unearned income,
   outstanding for the period (*)..........    $ 419,337     $ 516,954    $ 522,301    $ 463,298    $ 378,189
                                               =========     =========    =========    =========    =========


                                                  2002         2001         2000         1999          1998
                                               ---------     ---------    ---------    ---------    ---------
Ratios:
   Allowance for loan losses to loans, net of
     unearned income, at end of period.....        2.72%         1.45%        1.35%        0.52%        0.68%
   Allowance for loan losses at end of period to
     average loans, net of unearned income (*)     2.33          1.41         1.36         0.56         0.79
   Net charge-offs to average loans, net of
     unearned income (*)...................        1.64          1.19         0.92         1.04         0.35
   Net charge-offs to allowance for loan losses,
     at end of period .....................       70.16         84.05        67.33       185.40        44.63
   Recoveries to prior year charge-offs....        6.76          8.67         5.17        24.74        11.53

(*)  Average  loans,   for  this  purpose,   includes  those   associated   with
     discontinued operations.

In assessing the adequacy of the allowance for loan losses, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, internal loan review personnel, external loan review professionals and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Loans identified as having increased credit risk are classified in accordance with the Company's loan policy and appropriate reserves are established for each loan classification category based on pre-determined reserve percentages. Reserves are established for the remaining unclassified portion of the loan portfolio based on actual historical loss factors associated with certain loan types.

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

Management allocated the allowance for loan losses to specific loan classes, as of the dates indicated, as follows:

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                December 31,
                           ------------------------------------------------------------------------------------
                                2002             2001             2000             1999              1998
                           ---------------  ---------------  --------------   ---------------  ----------------
                                   Percent          Percent          Percent          Percent           Percent
                                      of               of               of               of                of
                            Amount  Total   Amount   Total    Amount  Total    Amount  Total     Amount  Total
                           ------- -------  ------- -------  ------- -------  ------- -------   ------- -------

Domestic loans
   Commercial, financial
      and agricultural     $ 2,678     27%  $   802     11%  $   711     10%  $   234      9%   $   526     18%
   Real estate - mortgage    3,696     38%      583      8       497      7       182      7        357     12
   Consumer ..........       3,410     35%    5,907     81     5,899     83     2,187     84      2,088     70
                           ------- -------  ------- -------  ------- -------  ------- ------    ------- -------
                           $ 9,784    100%  $ 7,292    100%  $ 7,107    100%  $ 2,603    100%   $ 2,971    100%
                           ======= =======  ======= =======  ======= =======  ======= ======    ======= =======

Nonperforming Assets

Nonperforming assets as of December 31, 2002 increased approximately $9,768,000, or 78.2%, to approximately $22,260,000 from approximately $12,492,000 at year-end 2001, which represented an increase of approximately $6,163,000 or 97.4%, from approximately $6,329,000 at December 31, 2000. Nonperforming loans include loans classified as nonaccrual or renegotiated and those past due 90 days or more for which interest was still being accrued. During 2002, nonaccruing loans increased 72.4% to $10,099,000 at December 31, 2002, while loans past due 90 days or more decreased 47.1% to $1,241,000 at December 31, 2002. The Company has recognized its asset quality problems and has in turn, increased its credit standards. The Company has also implemented steps needed to recognize problem credits more timely. Loan review processes were implemented during 2001 which have led to better identification and recognition of problem credits. These loan reviews continued throughout 2002 and will continue going forward. The result has been increased recognition of problem credits and therefore, increases in nonperforming assets. The Company also plans to implement a more centralized loan processing function in 2003 intended to ensure loan policies and procedures are properly followed during the beginning stages of recording a loan rather than identifying problems in loans soley through the loan review function. Although, the Company believes it has identified significant problems in its loan portfolio, it cannot assure that continued deterioration of the loan portfolio will not occur. However, it is the Company's policy to adequately reserve for losses in the loan portfolio. During 2001, nonaccruing loans increased 212.2% to $5,859,000 at December 31, 2001, while loans past due 90 days or more decreased 8.8% to $2,346,000 at December 31, 2001. Other real estate was $7,676,000 and $4,287,000 at December 31, 2002 and 2001, respectively, which represented increases of 79.1% and 127.9%, respectively, from the prior year-end. There were no commitments to lend any additional funds on nonaccrual or renegotiated loans at December 31, 2002. The following table summarizes the Company's nonperforming assets at December 31 during each of the last five years.

                              NONPERFORMING ASSETS

                                                                       December 31,
                                               -------------------------------------------------------------
                                                 2002         2001         2000         1999          1998
                                               --------     --------     --------     --------      --------
                                                                 (Dollars in Thousands)

Nonaccruing loans..........................    $ 10,099     $  5,859     $  1,877     $  2,709      $  1,600
Loans past due 90 days or more.............       1,241        2,346        2,571        1,332         2,384
Restructured loans.........................       3,244            -            -            -             -
                                               --------     --------     --------     --------      --------
Total nonperforming loans..................      14,584        8,205        4,448        4,041         3,984
Other real estate..........................       7,676        4,287        1,881          766           699
                                               --------     --------     --------     --------      --------
       Total nonperforming assets..........    $ 22,260     $ 12,492     $  6,329     $  4,807      $  4,683
                                               ========     ========     ========     ========      ========

Ratios:
Allowance for loan losses to total nonperforming
   assets..................................       43.95%       58.37%      112.29%       54.15%        63.44%
Total nonperforming loans to total loans (net
   of unearned income).....................        4.06         1.64         0.84         0.81          0.92
Total nonperforming assets  to total assets        3.92         1.72         0.89         0.71          0.78

The ratio of allowance for loan losses to total nonperforming assets declined 14.42% during 2002, to 43.95% at December 31, 2002, compared to a decline of 53.92% during 2001, to 58.37% at December 31, 2001 and an increase of 58.14% during 2000 to 112.29% at December 31, 2000. The significant decline in this ratio for 2002 and 2001 resulted from the substantial increase in the Company's nonperforming assets during 2002 and 2001. The ratio of total nonperforming loans to total loans, net of unearned income, increased 2.42% during 2002, to 4.06% at December 31, 2002, compared to 1.64% and 0.84% at year-end 2001 and 2000, respectively. The ratio of total nonperforming assets to total assets increased 2.20% during 2002 to 3.92% at year-end 2002, compared to 1.72% at year-end 2001 and 0.89% at year-end 2000. The ratios have worsened in 2002 and 2001 as nonperforming loans and other real estate have increased substantially. There were no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed as a category of loans at December 31, 2002, 2001 and 2000.

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

Noninterest Income

Noninterest income from continuing operations for 2002 decreased approximately $687,000, or 8.4%, to approximately $7,446,000 from approximately $8,133,000 in 2001, which represented a decrease of approximately $445,000, or 5.2%, from approximately $8,578,000 in 2000. Noninterest income is derived primarily from service charges on deposit accounts, insurance commissions, bank club dues (a deposit account packaged with other financial services) and debt cancellation fees. Service charges on deposit accounts decreased 6.3%, or $198,000 during 2002 compared to a 3.1% decrease during 2001. Insurance commissions increased 25.0% to approximately $2,237,000 in 2002 after decreasing during 2001. The level of insurance commissions during the past three years is primarily a result of the activities of Community Insurance Corp., a subsidiary of Community Bank, in the areas of property, casualty and life insurance. Bank club dues decreased 11.5% during 2002, to approximately $438,000, compared to a decline of 4.8% during 2001. Debt cancellation fees decreased 40.4% to approximately $233,000, during 2002 compared to a 34.6% decrease in 2001. The decline in 2002 was primarily due to decreased volume in debt cancellation coverage associated with a decline in Community Bank's loan portfolio. Other operating income decreased 8.9%, to approximately $935,000 from approximately $1,026,000 in 2001, which represented a decrease of approximately $779,000, or 43.2%, from approximately $1,805,000 in 2000. Components of other operating income reflecting decreases during 2002 were fee income associated with wire transfers, safe deposit box rentals and other miscellaneous service fees. The Company also recognized gains on the sale of investment securities during 2002, 2001 and 2000 as shown below.

                               NONINTEREST INCOME

                                                           Year Ended December 31,            Percent Change
                                                   ------------------------------------     --------------------
                                                     2002          2001         2000        2002/2001   2001/2000
                                                   ----------  -----------  -----------     ---------   ---------
                                                          (Dollars in thousands)

Service charges on deposits.....................   $    2,950   $    3,148  $     3,250       (6.3)%      (3.1)%
Insurance commissions...........................        2,237        1,789        2,400       25.0       (25.5)
Investment securities gains (losses)............          653        1,284            5      (49.1)          -
Bank club dues..................................          438          495          520      (11.5)       (4.8)
Debt cancellation fees..........................          233          391          598      (40.4)      (34.6)
Other...........................................          935        1,026        1,805       (8.9)      (43.2)
                                                   ----------   ----------  -----------
                                                   $    7,446   $    8,133  $     8,578       (8.4)       (5.2)
                                                   ==========   ==========  ===========

Noninterest Expenses

Noninterest expenses from continuing operations totaled approximately $29,071,000 in 2002, $28,792,000 in 2001 and $28,101,000 in 2000. These levels represent increases of 1.0% and 2.5% for 2002 and 2001, respectively. The primary component of noninterest expenses is salaries and employee benefits, which increased $456,000, or 3.4%, during 2002 to $14,455,000, compared to $13,977,000 and $16,851,000 for 2001 and 2000, respectively. The increase in salaries and employee benefits during 2002 resulted primarily from an increase in required funding of the Company's Employee Stock Ownership Plan as well as increased expense recognition in the Company's defined benefit pension plan. Director and committee fees were $444,000 in 2002, $436,000 in 2001 and $617,000 in 2000. This expense remained stable for 2002 while the decrease in 2001 resulted primarily from not paying a retainer fee to non-employee directors as was done in 2000. This represents a 1.8% increase in 2002 compared to a decrease of 29.3% in 2001. Since 1999, employee directors have not received board or committee fees. Occupancy expense increased 3.9% in 2002 to $2,276,000, compared to $2,191,000 in 2001 and $2,059,000 in 2000, while furniture and equipment expenses decreased 1.0% in 2002 to approximately $1,651,000, as compared to $1,667,000 in 2001 and $1,678,000 in 2000. Other operating expenses decreased 11.5% in 2002 to approximately $9,200,000, compared to $10,398,000 in 2001 which represented a 50.0% increase from $6,931,000 in 2000. Professional and legal fees incurred as a result of continued litigation against the Company continues to keep other operating expense high.

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

                              NONINTEREST EXPENSES

                                                          Year Ended December 31,             Percent Change
                                                   ------------------------------------   ---------------------
                                                      2002         2001         2000      2002/2001    2001/2000
                                                   ----------  -----------  -----------   ---------    ---------
                                                          (Dollars in thousands)

Salaries and employee benefits..................   $   14,455   $   13,977  $    16,851        3.4%      (17.1)%
Occupancy expense...............................        2,276        2,191        2,059        3.9         6.4
Furniture and equipment expense.................        1,651        1,667        1,678       (1.0)       (0.7)
Director and committee fees.....................          444          436          617        1.8       (29.3)
Net loss on sale of other real estate owned.....        1,260           57          (11)   2,110.5       618.2
Net loss (gain) on disposal of assets...........         (215)          66          (24)    (425.8)      375.0
Loss on impairment of premises
     and equipment..............................            -            -          439          -      (100.0)
Amortization of intangibles-goodwill............            -          478          470     (100.0)        1.7
Amortization of intangibles-other...............           77           83           83       (7.2)          -
Loss on write-down of goodwill..................            -        2,653            -     (100.0)          -
Advertising.....................................           45           35           79       28.6       (55.7)
Insurance.......................................          832          279          298      198.2         0.6
Legal Fees......................................        1,962        1,853          785        5.9       136.1
Professional fees...............................        1,309        1,201          211        9.0       469.2
Supplies........................................          590          559          418        5.5        33.7
Postage.........................................          289          383          437      (24.5)      (12.4)
Telephone.......................................          598          657          787       (9.0)      (16.5)
Training and Education..........................           35           41           47      (14.6)      (12.8)
Holding cost on other real estate owned.........          253           61           24      314.8       154.2
Other...........................................        3,210        2,115        2,853       51.8       (25.9)
                                                   ----------   ----------  -----------
                                                   $   29,071   $   28,792  $    28,101        1.0         2.5
                                                   ==========   ==========  ===========

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

Item 8 - Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.


Financial Statements                                                                                    Page(s)

Report of Independent Accountants.....................................................................    42

Consolidated Statements of Condition as of December 31, 2002 and 2001.................................    43

Consolidated Statements of Income for the years ended December 31, 2002, 2001
  and 2000............................................................................................    44-45

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 2002, 2001 and 2000....................................................................    46

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001
  and 2000............................................................................................    47-48

Notes to Consolidated Financial Statements............................................................    49-87

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders Community Bancshares, Inc.

We have audited the accompanying consolidated statement of condition of Community Bancshares, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2001 and 2000 were audited by other auditors whose reports dated April 5, 2002 and , respectively, expressed an unqualified opinion on those financial statements. As discussed in Note 22, the Company has restated its 2001 and 2000 financial statements during the current year to properly recognize impairment of premises and equipment, unrecorded liabilities, valuation of repossessed assets, and accounts receivable in conformity with generally accepted accounting principles. The other auditors reported on the 2001 and 2000 financial statements before the restatement.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also audited the adjustments described in Note 22 that were applied to restate the financial statements for the years ended December 31, 2001 and 2000. In our opinion, such adjustments are appropriate and have been properly applied.

/s/  Carr, Riggs & Ingram, LLC

Montgomery, Alabama

April 15, 2003

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           DECEMBER 31, 2002 AND 2001

                                                                                 2002                  2001
                                                                           ---------------       ---------------
Assets
   Cash and due from banks...............................................  $     15,976,613      $     23,037,008
   Interest-bearing deposits in banks and federal funds sold. ...........        24,230,000            30,200,000
   Securities available for sale ........................................       123,901,469           121,679,303
   Loans (net of unearned income) .......................................       359,183,888           501,519,659
      Allowance for possible loan losses ................................         9,784,269             7,292,370
                                                                           ----------------      ----------------
      Net loans .........................................................       349,399,619           494,227,289
   Capitalized lease receivable..........................................         3,053,542                     -
   Premises and equipment, net ..........................................        25,435,491            37,717,650
   Accrued interest receivable...........................................         4,369,748             7,061,043
   Goodwill and other intangible assets, net.............................         2,713,389             2,629,682
   Other real estate owned ..............................................         7,676,442             4,287,273
   Other assets .........................................................        10,840,086             6,751,759
                                                                           ----------------      ----------------
      Total Assets.......................................................  $    567,596,399      $    727,591,007
                                                                           ================      ================

Liabilities And Shareholders' Equity
   Deposits:
      Noninterest-bearing................................................  $     52,920,683      $     67,695,615
      Interest-bearing...................................................       406,543,121           550,010,415
                                                                           ----------------      ----------------
         Total deposits .................................................       459,463,804           617,706,030
   Other short-term borrowings ..........................................         1,725,133             4,359,927
   Accrued interest payable..............................................         3,622,765             4,400,000
   FHLB long-term debt...................................................        38,000,000            38,000,000
   Capitalized lease obligations ........................................         4,058,169             5,766,076
   Other long-term debt .................................................         3,577,687             4,666,599
   Trust preferred securities ...........................................        10,000,000            10,000,000
   Other liabilities ....................................................         6,837,884             4,297,542
                                                                           ----------------      ----------------
      Total liabilities .................................................       527,285,442           689,196,174
Shareholders' equity
   Preferred stock (par value $.01 per share, 200,000 shares
      authorized, no shares issued)......................................                 -                     -
   Common stock (par value $.10 per share, 20,000,000
      shares authorized, 4,810,089 and 4,808,331 shares
      issued as of December 31, 2002 and 2001, respectively).............           481,009               480,833
   Additional paid in capital............................................        30,806,862            30,753,008
   Retained earnings ....................................................        11,023,962            10,119,764
   Treasury stock (23,803 and 20,803 shares, as of
        December 31, 2002 and 2001, respectively)  ......................          (441,768)             (396,768)
Unearned ESOP shares (148,972 and 174,267 shares
      as of December 31, 2002 and 2001, respectively) ...................        (1,999,858)           (2,317,902)
   Accumulated other comprehensive income (loss), net of taxes ..........           440,750              (244,102)
                                                                           ----------------      ----------------
      Total shareholders' equity ........................................        40,310,957            38,394,833
                                                                           ----------------      ----------------
      Total Liabilities and Shareholders' Equity.........................  $    567,596,399      $    727,591,007
                                                                           ================      ================

           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                 2002               2001               2000
                                                          -----------------   ---------------    ----------------
 Interest Income
   Interest and fees on loans...........................  $      33,505,597   $    39,938,259    $     42,121,252
   Interest on investment securities:
   Taxable securities...................................          6,280,795         6,209,240           5,644,293
   Non taxable securities..............................             455,769           693,065             839,587
   Interest on federal funds sold.......................            386,050           603,072             234,432
   Other interest.......................................             29,148            43,851              65,576
                                                          -----------------   ---------------    ----------------
      Total interest income ............................         40,657,359        47,487,487          48,905,140
                                                          -----------------   ---------------    ----------------
Interest Expense
   Interest on deposits ................................         13,352,690        20,486,605          22,392,416
   Interest on short-term borrowings ...................             36,423            37,318             112,317
   FHLB long-term debt..................................          2,265,919         2,467,829           2,248,055
   Interest on capitalized lease obligations............            224,846           288,095             326,812
   Interest on trust preferred securities...............          1,189,936         1,121,213             839,791
   Interest on other long-term debt.....................             82,918           233,315             567,579
                                                          -----------------   ---------------    ----------------
Total interest expense..................................         17,152,732        24,634,375          26,486,970
                                                          -----------------   ---------------    ----------------
Net interest income. ...................................         23,504,627        22,853,112          22,418,170
   Provision for loan losses ...........................         10,032,545         6,095,629           7,573,160
                                                          -----------------   ---------------    ----------------
Net interest income after provision
   for loan losses......................................         13,472,082        16,757,483          14,845,010
Noninterest Income
   Service charges on deposits .........................          2,949,665         3,148,378           3,250,379
   Insurance commissions. ..............................          2,237,051         1,788,551           2,400,203
   Bank club dues ......................................            437,977           495,208             520,216
   Debt cancellation fees ..............................            233,142           391,104             597,850
   Other operating income ..............................            934,242         1,025,522           1,804,908
   Securities gains, net................................            653,442         1,283,945               4,587
                                                          -----------------   ---------------    ----------------
      Total noninterest income..........................          7,445,519         8,132,708           8,578,143
                                                          -----------------   ---------------    ----------------
Noninterest Expense
   Salaries and employee benefits ......................         14,454,500        13,977,467          16,850,976
   Occupancy expense ...................................          2,275,815         2,191,388           2,058,553
   Furniture and equipment expense......................          1,650,657         1,666,517           1,678,048
   Director and committee fees .........................            443,600           436,199             617,139
   Net loss (gain) on sale or write-down of other
      real estate owned.................................          1,260,312            56,576             (10,794)
   Net loss (gain) on disposal of assets................           (214,614)           66,482             (24,070)
   Other operating expenses ............................          9,200,270        10,397,769           6,930,711
                                                          -----------------   ---------------    ----------------
      Total noninterest expense.........................         29,070,540        28,792,398          28,100,563
                                                          -----------------   ---------------    ----------------
Loss from continuing operations
   BEFORE INCOME TAXES..................................         (8,152,939)       (3,902,207)         (4,677,410)
Applicable income taxes.................................          3,129,806         1,520,856           1,824,753
                                                          -----------------   ---------------    ----------------
      Loss from continuing operations...................         (5,023,133)       (2,381,351)         (2,852,657)
                                                          -----------------   ---------------    ----------------

           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                                 2002                2001               2000
                                                          -----------------   -----------------   -----------------
Discontinued Operations:
   Income (loss) from operations of divested branches
      (includes gain on disposal of $8,071,985).........          8,504,062           1,489,591             (46,341)
   Applicable income taxes..............................         (2,576,731)           (531,124)           (120,277)
                                                          -----------------   -----------------   -----------------
   Net Income (Loss)....................................  $         904,198   $      (1,422,884)  $      (3,019,275)
                                                          =================   =================   =================

OTHER COMPREHENSIVE INCOME:
      Unrealized holding gain arising during period,
         net of income taxes of $1,432,798, $85,962
         and $1,368,797, respectively...................  $       2,149,197   $         128,944   $       2,053,194
      Less: Reclassification adjustment, net of income
         taxes of $261,377, $513,578
         and $1,835, respectively.......................           (392,065)           (770,367)             (2,752)
      Minimum pension liability, net of income taxes
         of  $624,626...................................         (1,072,280)                  -                   -
                                                          -----------------   -----------------   -----------------
Other Comprehensive Income (LOSS).......................            684,852            (641,423)          2,050,442
                                                          -----------------   -----------------   -----------------
COMPREHENSIVE INCOME (LOSS).............................  $       1,589,050   $      (2,064,307)  $        (968,833)
                                                          =================   =================   =================

Earnings (loss) per common share - Income from continuing operations:
      Basic.............................................  $           (1.08)  $           (0.52)  $           (0.64)
      Diluted...........................................  $           (1.08)  $           (0.52)  $           (0.61)

Earnings (loss) per common share - Net Income:
      Basic.............................................  $            0.19   $           (0.31)  $           (0.68)
      Diluted...........................................  $            0.19   $           (0.31)  $           (0.65)

Average number of shares outstanding:
      Basic.............................................          4,642,182           4,572,301           4,460,295
      Diluted...........................................          4,642,182           4,572,301           4,671,430

Dividends per share.....................................  $               -   $               -    $           0.75


           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 consolidated statements of shareholders' equity
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                   Accumulated
                                                                      Unearned        Other
                                Common      Capital      Retained       ESOP      Comprehensive  Treasury
                                 Stock      Surplus      Earnings      Shares         Income       Stock       Total
                               ---------  -----------  -----------  ------------  -------------  ---------  ------------
Balance at
   December 31, 1999.......... $ 466,551  $29,411,513  $19,038,875  $ (2,788,442) $  (1,653,121) $       -  $ 44,475,376
Prior period adjustment (See Note 22
   in the Notes to Consolidated
   Financial Statements.......         -            -   (1,143,807)            -              -          -    (1,143,807)
Net loss - 2000...............         -            -   (3,019,275)            -              -          -    (3,019,275)
Other comprehensive
   Income, net of tax and
   reclassification adjustments:
     Net change in unrealized
       gains (losses) on securities    -            -            -             -      2,050,442          -     2,050,442
Cash dividends: common .......         -            -   (3,333,145)            -              -          -    (3,333,145)
Stock issued in lieu of cash
   paid for directors' fees
   at $23.50 .................       948      221,856            -             -              -          -       222,804
Release of ESOP shares........         -      171,552            -       214,440              -          -       385,992
Purchase of treasury stock ...         -            -            -             -              -   (396,768)     (396,768)
                               ---------  -----------  -----------  ------------  -------------  ---------  ------------
Balance at
   December 31, 2000 .........   467,499   29,804,921   11,542,648    (2,574,002)       397,321   (396,768)   39,241,619
Net loss  - 2001 .............         -            -   (1,422,884)            -              -          -    (1,422,884)
Other comprehensive
   Income, net of tax and
   reclassification adjustments:
     Net change in unrealized
       gains (losses) on securities    -            -            -             -       (641,423)         -      (641,423)
Stock options exercised.......    32,956    3,708,944            -             -              -          -     3,741,900
Stock used by optionees to
   purchase options when fair
   value was $18 per share....   (20,788)  (3,721,112)           -             -              -          -    (3,741,900)
Tax benefit on stock options..         -      751,556                                                            751,556
Stock issued in lieu of cash
   paid for directors'
    fees at $18...............     1,166      208,699            -             -              -          -       209,865
Release of ESOP shares .......         -            -            -       256,100              -          -       256,100
                               ---------  -----------  -----------  ------------  -------------  ---------  ------------
Balance at
   December 31, 2001 .........   480,833   30,753,008   10,119,764    (2,317,902)     (244,102)   (396,768)   38,394,833
Net income - 2002 ............         -            -      904,198             -              -          -       904,198
Other comprehensive
   income, net of tax and
   reclassification
   adjustments:
     Additional  pension liability     -            -            -             -     (1,072,280)         -    (1,072,280)
     Net change in unrealized
       gains (losses) on securities    -            -            -             -      1,757,132          -     1,757,132
Treasury  stock acquired  through
   debts previously contracted         -            -            -             -              -    (45,000)      (45,000)
Reclassification adjustment for
   inventory of unreleased shares      -      (65,094)           -        65,094              -          -             -
Common stock retired..........    (1,792)           -            -             -              -          -        (1,792)
Stock issued in lieu of cash
   paid for directors' fees
   at $18 ....................     1,968      194,833            -             -              -          -       196,801
Release of ESOP shares .......         -      (75,885)           -       252,950              -          -       177,065
                               ---------  -----------  -----------  ------------  -------------  ---------  ------------
Balance  At
   December 31, 2002.......... $ 481,009  $30,806,862  $11,023,962  $ (1,999,858) $     440,750  $(441,768) $ 40,310,957
                               =========  ===========  ===========  ============  =============  ========== ============

           See accompanying notes to consolidated financial statements


                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                                 2002                2001                2000
                                                           ----------------   -----------------   -----------------
Cash Flows From Operating Activities
   Net income (loss)....................................   $        904,198   $      (1,422,884)  $      (3,019,275)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
   Provision for loan losses ...........................         10,107,671           6,313,940           9,289,362
   Provision for depreciation and amortization .........          1,962,459           2,572,472           3,447,883
   Amortization of investment security premiums
      and accretion of discounts. ......................            350,461             159,957             149,261
   Deferred tax benefit.................................           (573,197)           (914,941)         (2,198,860)
   Loss on write-down of goodwill ......................                  -           2,652,620                   -
   Realized investment security gains. .................           (653,442)         (1,283,945)             (4,587)
   Gain on sale of branches.............................         (8,071,985)
   Loss on sale of premises and equipment ..............           (214,614)             66,482             144,398
   Loss on impairment of premises and equipment.........                  -                   -             823,648
   Net loss or write-down on other real estate owned....          1,260,312
  (Increase) Decrease in accrued interest receivable....          2,038,029           1,371,278          (1,895,207)
   Increase (Decrease) in accrued interest payable......           (121,194)           (975,725)          1,632,119
   Other ...............................................         (5,195,659)          1,225,955          (2,157,701)
                                                           ----------------   -----------------   -----------------
      Net cash provided by operating
         activities ....................................          1,793,039           9,765,209           6,211,041
                                                           ----------------   -----------------   -----------------
 Cash Flows From Investing Activities
   Proceeds from sales, calls and pay downs of securities
      available for sale................................         88,623,292          86,418,413          16,229,953
   Proceeds from maturity of securities
      available for sale ...............................         15,000,000           2,500,000          25,210,217
   Purchase of securities available for sale  ..........       (102,613,924)       (108,972,949)        (42,889,985)
   Cash disbursed in settlement of branch divestitures..        (32,054,765)                  -                   -
   Net decrease (increase) in loans to customers .......         37,327,124          16,968,554         (34,374,869)
   Proceeds from sale of premises and equipment. .......          1,561,134             108,075             162,914
   Capital expenditures ................................           (846,654)         (2,612,433)         (5,986,652)
   Net proceeds from sale of other real estate .........            982,581           1,292,223             853,961
                                                           ----------------   -----------------   -----------------
      Net cash used in investing activities ............          7,978,788          (4,298,117)        (40,794,461)
                                                           ----------------   -----------------   -----------------
Cash Flows From Financing Activities
   Net increase (decrease) in demand deposits,
      NOW accounts, savings and time open deposit accounts       (2,598,896)         21,905,506          (9,214,288)
   Net (decrease) increase in certificates of deposit ..        (16,563,095)         (5,100,244)         36,854,261
   Net increase (decrease) in short-term borrowings ....         (2,634,794)          2,094,696            (228,611)
   Decrease in FHLB long-term debt......................                  -                   -          (2,000,000)
   Net (decrease) increase in capitalized lease obligations         (93,589)            (84,149)          5,850,225
   Repayment of long-term debt .........................           (911,848)           (752,504)           (961,958)
   Issuance of trust preferred securities...............                  -                   -          10,000,000
   Issuance of common stock. ...........................                  -                   -             222,804
   Purchase of treasury stock ..........................                                      -            (396,768)
   Cash dividends. .....................................                  -                   -          (3,333,145)
                                                           ----------------   -----------------   -----------------
      Net cash provided by (used in) financing activities       (22,802,222)         18,063,305          36,792,520
                                                           ----------------   -----------------   -----------------
Net increase (decrease) in cash and
   cash equivalents.....................................        (13,030,395)         23,530,397           2,209,100
Cash and cash equivalents, beginning
      of year...........................................         53,237,008          29,706,611          27,497,511
                                                           ----------------   -----------------   -----------------
Cash and cash equivalents, end of year..................  $      40,206,613   $      53,237,008   $      29,706,611
                                                          =================   =================   =================

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                  2002               2001                2000
                                                           ----------------   -----------------   -----------------

Supplemental cash flow disclosures:
Cash paid for:
   Interest.............................................  $      17,929,967   $      32,563,802    $     35,488,410
   Income taxes.........................................          2,266,517          (1,082,900)            859,978

Schedule of non-cash investing and financing activities:
   Foreclosure of other real estate owned...............   $      4,867,504   $       4,411,029    $      1,824,857
   Foreclosure of other assets..........................   $      3,215,025   $       3,777,599    $      2,975,936
   Loan charge-offs - net of recoveries.................   $      6,863,579   $       6,129,000    $      4,785,060

           See accompanying notes to consolidated financial statements

              [The remainder of this page intentionally left blank]

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly owned subsidiaries (the "Company"), Community Bank, Community Appraisals, Inc., Community Insurance Corp. and 1st Community Credit Corporation (collectively, the "Bank."). All significant intercompany balances and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers cash and highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks, interest-bearing deposits in banks and federal funds sold.

Investment Securities and Securities Available for Sale: Securities are classified as either held to maturity or available for sale. Held to maturity or investment securities are securities for which management has the ability and intent to hold on a long-term basis or until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums, and accretion of discount to the earlier of the maturity or call date.

Securities available for sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Securities available for sale are recorded at market value with unrealized gains and losses net of any tax effect, added or deducted directly from shareholders' equity.

Loans: Loans are stated at face value, net of unearned income. Interest income on loans is recognized under the "interest" method except for certain installment loans where interest income is recognized under the "Rule of 78's" (sum of the months digits) method, which does not produce results significantly different from the "interest" method. Nonrefundable fees and costs associated with originating or acquiring loans are recognized under the interest method as a yield adjustment over the life of the corresponding loan.

Allowance for Loan Losses: A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance homogeneous loans that consist of residential mortgages and consumer loans are evaluated collectively and reserves are established based on historical loss experience.

Management's ongoing evaluation of the adequacy of the allowance also considers unimpaired loans and takes into consideration the Bank's past loan loss experience for pools of homogeneous loans, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, and an analysis of current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in, or re-allocation of the allowance.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Income Recognition on Impaired and Nonaccrual Loans: Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. At management's discretion, loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered. Interest income recognized on a cash basis was immaterial for the years ended December 31, 2002, 2001 and 2000.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed generally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Estimated useful lives range from five to forty years for bank buildings and leasehold improvements and three to ten years for furniture and equipment.

Expenditures for maintenance and repairs are charged against earnings as incurred. Costs of major additions and improvements are capitalized. Upon disposition or retirement of property, the asset account is relieved of the cost of the item and the allowance for depreciation is charged with accumulated depreciation. Any resulting gain or loss is reflected in current income.

Other Real Estate Owned: Other real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at the lower of the loan balance prior to foreclosure, plus certain costs incurred for improvements to the property ("cost") or market value less estimated costs to sell the property. Any write-down from the cost to market value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent write-downs and gains or losses recognized on the sale of these properties are included in noninterest income or expense.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the costs of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January
1, 2002,  the Company  adopted  SFAS No.  142,  "Goodwill  and Other  Intangible
Assets". Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead are tested for impairment as of the date of adoption and at least annually. The standard also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment if a triggering event occurs, as described by SFAS No. 144. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Company's other intangible assets have finite lives and are amortized on a straight-line basis over a 25 year period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of SFAS No. 142, the Company's goodwill was amortized over a period up to 25 years using the straight-line method or an accelerated method, as applicable. Note 8 includes a summary of the Company's goodwill and other intangible assets as well as further detail about the impact of the adoption of SFAS No.142.

Earnings Per Common Share: Basic earnings per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period and the assumed conversions of potentially dilutive common stock equivalents, if any.

Long-Lived Assets: The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amounts of the asset, an impairment loss is recognized. Long-lived assets and certain intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recorded at currently enacted tax rates applicable to the period in which assets or liabilities are expected to be realized or settled. Deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates resulting in income adjustments in the period such changes are enacted.

Credit Related Financial Instruments: In the ordinary course of business the Company has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Debt Cancellation Contracts: The Company began issuing debt cancellation contracts on certain loans to customers as of October 1, 1995. The contract represents an agreement by the Company to cancel the debt of the borrower upon said borrower's death. The Company charges fees equivalent to that authorized by the state banking authorities and establishes a reserve account, from fees collected, to cover potential claims. The reserve for debt cancellation contracts totaled $231,764 and $142,825 at December 31, 2002 and 2001, respectively.

Stock-Based Compensation: SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25 and has calculated the fair value of outstanding options for purposes of pro forma disclosure utilizing the Black-Scholes method.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's options granted in 2002, 2001 and 2000 vest immediately; therefore, for purposes of pro forma disclosure, the compensation expense related to these options has been recognized in the year granted.

The Company's actual pro forma information follows:

                                                                              Year Ended December 31

                                                                      2002              2001             2000
                                                               -----------------  ---------------  ----------------
Net Income:
     As reported                                               $         904,198  $    (1,422,884) $     (3,019,275)
Deducts:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of tax                                                  406,164          382,536            39,138
                                                               -----------------  ---------------  ----------------

Pro forma net income (loss)                                    $         498,034  $    (1,805,420) $     (3,058,413)
                                                               =================  ===============  ================

Basic earnings (loss) per share:
     As reported                                                            0.19            (0.31)           (0.68)
     Pro forma                                                              0.11            (0.39)           (0.69)
Diluted earnings (loss) per share
     As reported                                                            0.19            (0.31)           (0.65)
     Pro forma                                                              0.11            (0.39)           (0.65)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield 0%, 2.50% and 2.78%; expected volatility of .232, .257 and .250 for 2002, 2001 and 2000; risk-free interest rates of 2.63%, 4.40% and 5.08% for 2002, 2001 and 2000, respectively; and expected lives of 5 years. The weighted average fair values of options granted during 2002, 2001 and 2000 were $1.81, $2.30 and $4.12, respectively.

Advertising Costs: Advertising costs are expensed as incurred.

Reclassification: Certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 presentation.

Recently Issued Accounting Standards

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Intangible Assets". This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill will be tested for impairment at least annually, that intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and that amortization period of intangible assets with finite lives will no longer be limited to forty years.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The Standard is effective for the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company beginning January 1, 2003, and its adoption is not expected to have a material impact on results of operations, financial position, or liquidity.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The major changes resulting from this statement relate to the establishment of a single method for the recognition of impairment losses on long-lived assets to be held and used whether from discontinuance of a business segment or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64 amendment of FASB Statement No. 13 and Technical Corrections". In April 2002, the FASB issued SFAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS No. 44 related to the accounting for intangible assets for motor carriers and amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS No. 145 are not expected to have a material impact on results of operations, financial position, or liquidity.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and Interpretation 9 and requires those transactions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 72 requiring the intangible recognition and subsequent amortization of any excess fair value of net liabilities assumed in an acquisition will no longer apply. SFAS No. 147 is essentially effective as of October 1, 2002. As a result, the Company adopted SFAS No. 147 on October 1, 2002, with no material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. This Statement is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), guarantor's accounting and disclosure requirement for guarantees, including indirect guarantees of indebtedness of others, and interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year end. See Note 6, Financial Instruments with Off-Balance-Sheet Risks, and Note 21, Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements, for additional discussion of the Company's financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of the Company.

NOTE 2 - INVESTMENT SECURITIES

At December 31, 2002 and 2001, the Company's investment securities are categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity, (accumulated other comprehensive income) until realized.

The amortized cost and market values of securities available for sale are summarized as follows:

                                                                        Gross          Gross         Estimated
                                                       Amortized     Unrealized     Unrealized         Fair
                                                         Cost           Gains         Losses           Value
                                                    --------------  -------------   -----------   ---------------
As of December 31, 2002:
   U. S. Government And Agency
      securities..................................  $    6,330,000  $     192,832   $         -   $     6,522,832
   State and municipal securities ................       7,176,984         44,616       165,962         7,055,638
   Mortgage-backed securities. ...................     105,084,669      2,511,395        61,165       107,534,899
   Federal Home Loan Bank Stock...................       2,788,100              -             -         2,788,100
                                                    --------------  -------------   -----------   ---------------
   Total .........................................  $  121,379,753  $   2,748,843   $   227,127   $   123,901,469
                                                    ==============  =============   ===========   ===============

As of December 31, 2001:

   U. S. Government and Agency securities.........  $   16,854,383  $      99,368   $     5,234   $    16,948,517
   State and municipal securities ................      11,512,284        220,731        49,372        11,683,643
   Mortgage-backed securities. ...................      91,319,473        166,360       838,690        90,647,143
   Federal Home Loan Bank Stock...................       2,400,000              -             -         2,400,000
                                                    --------------  -------------   -----------   ---------------
   Total .........................................  $  122,086,140  $     486,459   $   893,296   $   121,679,303
                                                    ==============  =============   ===========   ===============

Securities with a carrying of $71,663,190 and $87,514,174 at December 31, 2002 and 2001 respectively, were pledged for various purposes as required or permitted by law.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and market values of debt securities at December 31, 2002 by contractual maturity are as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                   Amortized             Fair
                                                                     Cost                Value
                                                                ---------------    ---------------
Due in one year or less......................................   $           439    $           445
Due after one year through five years........................               180                180
Due after five years through ten years.......................             6,483              6,686
Due after ten years..........................................           111,489            113,802
Other securities.............................................             2,788              2,788
                                                                ---------------    ---------------
Total........................................................   $       121,379    $       123,901
                                                                ===============    ===============

Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Gross realized gains and losses on available for sale securities for each of the years ended December 31, 2002, 2001 and 2000 were as follows:


                                                                           2002          2001           2000
                                                                      -------------  -------------  ------------
Gross realized gains...............................................   $     670,565  $   1,283,945  $     45,362
Gross realized losses..............................................          17,123              -        40,775

An investment security issued by Hartselle Utilities is carried at a value of $4,680,547, which exceeds 10% of total stockholder's equity.

NOTE 3 - LOANS

                                                                                        December 31,
                                                                                 2002                  2001
                                                                          ------------------    ------------------
Commercial, financial and agricultural.................................   $      101,841,274    $      146,209,839
Real estate - construction.............................................            2,016,539             3,126,592
Real estate - mortgage.................................................          174,774,616           233,216,469
Consumer...............................................................           80,596,466           119,030,750
Unearned income........................................................              (45,007)              (63,991)
                                                                          ------------------    ------------------
Total loans............................................................          359,183,888           501,519,659
Allowance for loan losses..............................................           (9,784,269)           (7,292,370)
Net loans..............................................................   $      349,399,619    $      494,227,289
                                                                          ==================    ==================

The Company's lending is concentrated in North and West-Central Alabama. Repayment of these loans is in part dependent upon the economic conditions in these regions of the state. Management does not believe the loan portfolio contains concentrations of credits either geographically or by borrower, which would expose the Company to unacceptable amounts of risk. Management continually evaluates the potential risk in all segments of the portfolio in determining the adequacy of the allowance for loan losses. Other than concentrations of credit risk in commercial, residential and construction real estate loans, management is not aware of any significant concentrations.

The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

counterparty. Collateral held varies but may include accounts receivable, inventory, premises and equipment, residential houses and income-producing commercial properties. No additional credit risk exposure, relating to outstanding loan balances, is believed to exist beyond the amounts shown in the consolidated statement of condition at December 31, 2002.

In the normal course of business, loans are made to officers, directors and principal shareholders and to Companies in which they own significant interest.

Loan activity to such parties during the year ended December 31, 2002 are summarized as follows:

                             Balance                                                Balance
                             1/1/02           Additions          Reductions         12/31/02
                          -----------        -----------        ------------      -----------
                          $16,179,032        $ 1,596,182        $(4,327,530)      $13,447,684
                          ===========        ===========        ===========       ===========

At December 31, 2002 and 2001, the recorded investment in impaired loans was approximately $11,916,157 and $6,186,216, respectively. The average recorded investment in impaired loans was approximately $9,051,187 and $3,555,108 for the years ended December 31, 2002 and 2001, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The related allowance allocated to impaired loans for 2002 and 2001 was $969,123 and $726,895, respectively. At December 31, 2002, impaired loans with an associated allowance totaled $1,782,445, while $10,133,712 of impaired loans had no specific allowance. At December 31, 2001, impaired loans with an associated allowance totaled $5,070,769, while $1,115,447 of impaired loans had no specific allowance. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for either 2002 or 2001.

The Company uses several factors in determining if a loan is impaired. Generally, nonaccrual loans as well as loans classified as substandard by internal loan review are reviewed for impairment. The internal asset classification procedures include a thorough review of significant loans and lending relationships, and include the accumulation of related data. This data includes loan payment status, borrower's financial data, collateral value and borrower's operating factors such as cash flows, operating income or loss.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for each of the years ended December 31, 2002, 2001 and 2000, were as follows:

                                                                  2002             2001                2000
                                                            ---------------  ----------------    ---------------
Balance, January 1.......................................   $     7,292,370   $     7,107,430    $     2,603,128
Discontinued operations..................................          (752,193)                -                  -
Charge-offs..............................................        (7,307,862)       (6,567,136)        (5,053,052)
Recoveries...............................................           444,283           438,136            267,992
                                                            ---------------   ---------------    ---------------
Net charge-offs..........................................        (6,863,579)       (6,129,000)        (4,785,060)
Provision for loan losses included in
   continuing operations.................................        10,032,545         6,095,629          7,573,160
Provision for loan losses included in
   discontinued operations...............................            75,126           218,311          1,716,202
                                                            ---------------   ---------------    ---------------
Balance, December 31.....................................   $     9,784,269   $     7,292,370    $      7,107,430
                                                            ===============   ===============    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DISCONTINUED OPERATIONS

During 2002, Community Bank consummated the sale of the following branch offices: two Pulaski, Tennessee locations on March 31, 2002, two DeKalb County, Alabama locations on May 3, 2002 and six Marshall County, Alabama locations on May 31, 2002. The following outlines the total assets sold and total liabilities released on the transactions.


                  Loans................................................    $    95,130,132
                    Less allowance for loan losses.....................            752,193
                                                                           ---------------
                     Loans, net........................................         94,377,939
                  Premises and equipment, net.........................           8,686,603
                  Accrued interest receivable..........................            653,266
                  Other real estate owned..............................            451,280
                  Other assets.........................................             93,547
                                                                           ---------------
                     Total assets......................................    $   104,262,635
                                                                           ===============
                  Deposits.............................................    $   139,080,234
                  Accrued interest payable.............................            656,041
                  Capitalized lease obligation.........................          1,614,318
                  Other liabilities....................................             19,036
                                                                           ---------------
                     Total liabilities.................................    $   141,369,629
                                                                           ===============

The Company paid $32,054,765 in cash on the transactions and recorded a capitalized lease receivable of $3,107,157. The Company recognized total gains of $8,071,985 representing the premium received on core deposits less discounts on loans and fixed assets.

NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include loan commitments, standby letters of credit and obligations to deliver and sell mortgage loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and obligations to deliver and sell mortgage loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company has no significant concentrations of credit risk with any individual counter-party to originate loans.

The total amounts of financial instruments with off-balance-sheet risk as of December 31, 2002 and 2001 are as follows:


                                                                                        Contract Amount
                                                                           ----------------------------------------
                                                                                        (In Thousands)
                                                                                  2002                  2001
                                                                           ------------------    ------------------
Loan commitments.......................................................    $           15,476    $           19,788
Standby letters of credit..............................................                   532                 1,299
                                                                           ------------------    ------------------

   Total unfunded commitments..........................................    $           16,008    $           21,087
                                                                           ==================    ==================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit and funding loan commitments is essentially the same as that involved in extending loan facilities to customers.

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2002, these commitments are not reflected on the consolidated balance sheet. However, as discussed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, FIN 45 requires the fair value of these commitments be recorded as of January 1, 2003. The fair value of the commitment typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The amount recorded as of January 1, 2003 was not material to the Company's consolidated balance sheet. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                                                         December 31,
                                                                             ----------------------------------
                                                                                    2002              2001
                                                                             ----------------   ---------------
Land.......................................................................   $     2,544,557   $     4,331,352
Bank premises..............................................................        21,380,949        27,195,381
Furniture and fixtures.....................................................        10,060,496        11,846,267
Automobiles................................................................         1,459,002         1,674,691
Leasehold improvements.....................................................           369,402           853,690
                                                                              ---------------   ---------------
                                                                                   35,814,406        45,901,381
Less accumulated depreciation..............................................        10,378,915        10,872,754
                                                                              ---------------   ---------------
                                                                                   25,435,491        35,028,627
Construction in progress...................................................                 -         2,689,023
                                                                              ---------------   ---------------
Premises and equipment, net................................................   $    25,435,491   $    37,717,650
                                                                              ===============   ===============

Depreciation expense included in the Consolidated Statements of Income caption "occupancy expense" was $1,823,520, $2,058,787 and $1,998,701 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company capitalized no interest costs in 2002 and capitalized $242,020 and $244,971 in interest costs related to building construction in 2001 and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing its goodwill, which decreased noninterest expense and increased net income in 2002 as compared to 2001. The following table shows the pro forma effect of applying SFAS 142 to the 2001 and 2000 periods (in thousands, except per share amounts).


                                                                           Year Ended December 31,
                                                                   2002             2001              2000
                                                              -------------     -------------    -------------
Reported net income (loss)................................    $     904,918     $  (1,422,884)   $  (3,019,275)
Add back: goodwill amortization...........................                -           478,487          470,210
                                                              -------------     -------------    -------------
Adjusted net income (loss)................................    $     904,198     $    (944,397)   $  (2,549,065)
                                                              =============     =============    =============

Basic earnings per share:
   Reported net income (loss).............................    $        0.19     $      (0.31)    $       (0.68)
   Add back: goodwill amortization........................                -             0.10              0.11
                                                              -------------     ------------     -------------
Adjusted net income (loss)................................    $        0.19     $      (0.21)    $       (0.57)
                                                              =============     ============     =============
Diluted earnings per share:
   Reported net income (loss).............................    $        0.19     $      (0.31)    $       (0.65)
   Add back: goodwill amortization........................                -             0.10              0.10
                                                              -------------     ------------     -------------
Adjusted net income (loss)................................    $        0.19     $      (0.21)    $       (0.55)
                                                              =============     ============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of goodwill by line of business follows:

                                                 January 1,        Goodwill       Impairment        December 31,
                                                   2002            acquired         Losses             2002
                                               -------------    -------------     -----------      -------------
Commercial Banking..........................   $   1,792,807    $           -     $         -      $   1,792,807
Parent and other............................               -                -               -                   -
                                               -------------    -------------     -----------      --------------
Total.......................................   $   1,792,807    $           -     $         -      $   1,792,807
                                               =============    =============     ===========      =============

The Company has finite-lived intangible assets capitalized on its balance sheet in the form of core deposits. Amortizable intangible assets at December 31, 2002 and 2001 are as follows:


                                                                                          December 31,
                                                                               ----------------------------------
                                                                                      2002              2001
                                                                               -----------------  ---------------
Core deposits
     Gross carrying amount.................................................    $     1,985,413   $      1,985,413
       Less: accumulated amortization......................................          1,253,281          1,173,863
                                                                               ---------------   ----------------
     Net carrying amount...................................................            732,132            811,550
                                                                               ---------------   ----------------

Other intangibles
     Gross carrying amount.................................................            188,450             77,898
     Less: accumulated amortization........................................                  -             52,581
                                                                               ---------------   ----------------
     Net carrying amount...................................................            188,450             25,317
                                                                               ---------------   ----------------

Total finite-lived intangibles
     Gross carrying amount.................................................          2,173,863          2,063,311
     Less: accumulated amortization........................................          1,253,281          1,226,444
                                                                               ---------------   ----------------
     Net carrying amount...................................................    $       920,582   $        836,867
                                                                               ===============   ================

Acquired goodwill and other intangible assets at December 31, 2002 are detailed as follows:


                                                                    Gross                                Net
                                                                   Carrying        Accumulated         Carrying
                                                                    Amount         Amortization         Amount
                                                                -------------    ---------------     ------------
Identifiable amortizing assets...............................   $   2,173,863    $     1,253,281    $     920,582
Nonamortizing goodwill.......................................       2,851,372          1,058,565        1,792,807
                                                                -------------    ---------------     ------------
Total acquired intangible asset..............................   $   5,025,235    $     2,311,846     $  2,713,389
                                                                =============    ===============     ============

Amortization expense on finite-lived intangible assets for the periods ended December 31, 2002, 2001 and 2000 totaled $76,797, $561,798 and $553,521, respectively. In 2001, the Company recorded an impairment of goodwill of $2,652,620, which represented the unamortized goodwill related to the Company's wholly-owned subsidiaries, 1st Community Credit Corporation and Community Insurance Corp. Aggregate annual amortization expense of currently recorded core deposits and other intangibles is expected to be $79,417 for the years ended December 31, 2003 through 2004.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEPOSITS

The major classifications of deposits as of December 31, 2002 and 2001 were as follows:


                                                                                          December 31,
                                                                                      2002              2001
                                                                                ---------------  ---------------
Noninterest-bearing demand.................................................    $    52,313,987   $     67,695,615
Interest-bearing demand....................................................         77,528,677        100,094,906
Savings....................................................................         57,727,147         70,479,875
Time.......................................................................        185,882,451        259,899,596
Certificates of deposit of $100,000 or more................................         70,626,542        100,387,582
Other time deposits........................................................         15,385,000         19,148,456
                                                                               ---------------   ----------------
                                                                               $   459,463,804   $    617,706,030
                                                                               ===============   ================

At December 31, 2002, the scheduled maturities of certificates of time deposits were as follows:

         2003.................................................................................   $    172,551,745
         2004.................................................................................         29,961,472
         2005.................................................................................         15,500,477
         2006.................................................................................          4,932,050
         2007.................................................................................         48,736,996
         Thereafter...........................................................................            211,253
                                                                                                 ----------------
         Total................................................................................   $    271,893,993
                                                                                                 ================

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2002 and 2001 consisted of the U.S. Treasury Tax and Loan Note Option account of $1,725,133 and $1,822,420, respectively, and securities sold under agreements to repurchase of $0 and $2,537,507, respectively. The Company had no federal funds purchased or overnight funds purchased from FHLB-Atlanta at December 31, 2002 and 2001.

US Treasury Tax and Loan Note Option and securities sold under agreements to repurchase are generally treated as collateralized financing transactions. It is the Company's policy to deliver underlying securities to custodian accounts for customers.

A summary of short-term borrowings follows:

                                                SHORT-TERM BORROWINGS

                                                                               December 31,
                                                                     2002                      2001
                                                              ------------------        ------------------

       Securities sold under agreements to repurchase         $                -        $        2,538,___
       U.S Treasury tax and loan, note option                          1,725,133                 1,822,___
                                                              ------------------        ------------------
           Total                                              $        1,725,133        $        4,360,___
                                                              ==================        ==================


NOTE 11 - LONG-TERM DEBT

On December 17, 1992, the Company entered into a loan agreement with a regional bank for amounts up to $6,500,000. At December 31, 2002, the loan was paid in full. At December 31, 2001, the amount outstanding was $711,304. The

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan was due December 17, 2002, bearing interest at a floating prime rate, collateralized by 100% of the common stock of Community Bank. The note agreement contained provisions, which limited the Company's right to transfer or issue shares of Community Bank's stock. Upon receipt of full payment, the lender did not release the Community Bank stock held as collateral on the note. The Company is obligated to this lender as a guarantor on the ESOP loan discussed in the following paragraph. The lender retained the Community Bank stock as security on the guarantee of the ESOP loan.

On November 3, 1993, the Trustees of the Company's ESOP executed a promissory note of $1,200,000 in order to purchase common stock in the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. The promissory note had been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 1, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This debt, in the original amount of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with all remaining principal, if any, due upon that date. The initial principal and interest payment on this debt was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principal and interest payments. At December 31, 2002, the monthly payment was $33,852. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a pro-rata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $2,083,342 at December 31, 2002, secured by 148,972 of unreleased shares of Company stock. (See Note 15)

On October 4, 1994, the Company entered into a twenty-year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed annual rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,494,345 and $1,572,805 at December 31, 2002 and 2001, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of the indenture, the Company may elect to defer payments of interest for up to ten semiannual payment periods. The Company elected to defer its March and September 2002 interest payments. The balance of accrued interest payable on the debentures was $1,541,872 at December 31, 2002. For the duration of such deferral period, the Company is restricted from paying dividends to shareholders or paying debt that is junior to the debentures.

Maturities and stated calls of long-term debt and FHLB borrowings following December 31, 2002, are as follows:

                                                                                                Trust
                                                              Notes             FHLB          Preferred
                                                             Payable         Borrowings      Securities
                                                          -------------    -------------    -------------
        2003.........................................     $     408,167    $           -    $           -
        2004.........................................           428,292                -                -
        2005.........................................           449,467                -                -
        2006.........................................           471,745                -                -
        2007.........................................           495,193                -                -
        Thereafter...................................         1,324,823       38,000,000       10,000,000
                                                          -------------    -------------    -------------
        Total........................................     $   3,577,687    $  38,000,000    $  10,000,000
                                                          =============    =============    =============

Community Bank had $5,000,000 at year end 2002 and 2001 in available lines to purchase federal funds on a secured basis from a commercial bank.

NOTE 12 - REGULATORY MATTERS AND RESTRICTIONS

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

Effective March 5, 2002 the Board of Directors of Community Bank adopted a Safety and Soundness Compliance Plan pursuant to which Community Bank will not pay cash dividends without the prior written consent of the FDIC and Alabama State Banking Department.

No dividends were declared or paid in 2002 or 2001. Annual dividends of $.75 per share and $.60 per share were declared by the Company's Board of Directors on its common stock and paid in January of 2000 and 1999, respectively. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company's long-term debt, maintenance of sufficient earnings and capital of the subsidiaries, and to regulatory restrictions. (See Note 11).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Community Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject as set forth in regulation.

At December 31, 2002 and 2001, under applicable banking regulations, the Company and Community Bank, were considered well capitalized. The Company is entitled to treat the aggregate liquidation amount of the junior subordinated deferrable interest debentures, purchased by Community (AL) Capital Trust I, as Tier I capital under Federal Reserve guidelines. At December 31, 2002, the aggregate liquidation amount of the debentures included in Tier I capital was $10,000,000. (See Note 11)

Community Bank's allowance for loan losses, limited to 1.25% of risk-weighted assets, is a component of Tier II capital under capital adequacy guidelines. The amount of the allowance for loan losses included in Tier II capital at December 31, 2002 was approximately $6,068,000 for the Company and approximately $4,545,000 for Community Bank, compared to approximately $6,142,000 for both the Company and approximately $6,110,000 for Community Bank at December 31, 2001.

On April 9, 2001, the Company's Board of Directors entered into a Memorandum of Understanding (the "Memorandum") with the Federal Reserve Bank of Atlanta (the "Reserve Bank"), which outlines actions to be taken by the Company to address concerns identified by the Reserve Bank. One provision of the agreement calls for the Company to maintain a Tier I leverage ratio of at least 6.5% while the Memorandum is in effect.

On March 5, 2002, Community Bank adopted a Safety and Soundness Compliance Plan ("Plan"). Under the Plan, the Bank's Board committed to maintain a Tier I leverage ratio of at least 7% and to obtain prior approval of the regulators before paying any dividends.

Both the Company and the Bank are in compliance with the Tier I leverage ratios requirements under the Memorandum and the Plan as of December 31, 2002 and fell slightly short of these requirements as of December 31, 2001.

On December 10, 2002, the Board of Directors of Community Bank entered into an agreement with the Alabama State Banking Department. The agreement provides that the Board of Directors will take certain actions regarding (i) an investigation into payments made in connection with several construction projects of the Bank,
(ii) approval and management of payments and loans involving directors, officers and employees and (iii) expense controls and review of financial statements.

With respect to the investigation of construction payments, the Bank's Audit Committee, with the assistance of independent accountants and counsel, must determine whether any directors, officers or employees improperly benefited from payments made by the Bank for construction projects. If improper benefits were received, the Audit

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Committee must determine the amount of such benefits, fix an appropriate rate of interest due to the Bank on the principal amount of any benefit, require restitution of the amount of the benefit, plus accrued interest and investigate any apparent negligence on the part of Bank employees with regard to improper payments. The Bank must report the Audit Committee's findings to the Alabama State Banking Department for its review and concurrence.

The Board has agreed, among other things, to require Board approval of all extensions of credit to insiders, as defined in Regulation O of the Board of Governors of the Federal Reserve System. The Board has also agreed to implement certain procedures for managing existing loans to insiders, including limitations on renewals, methods of collection of adversely classified loans to certain insiders and obtaining current appraisals on collateral securing such adversely classified loans. In addition, the Board has agreed to limit future extensions of credit and any payments other than ordinary compensation to any director, officer or employee who, after investigation, is deemed to owe restitution to the Bank or whose loans have been adversely classified, to consult with the Alabama State Banking Department regarding settlement of litigation and to obtain prior approval for sales or transfers of Bank assets benefiting any director, officer or employee deemed to owe restitution.

As a part of an effort to control the Bank's expenses, the Board has directed the Audit Committee to review for adequacy and appropriateness bills paid by the Bank for professional services from 1998 to the present, to recover fees improperly paid, if any, for the benefit of third parties and to establish additional internal controls for the payment of future bills. The Audit Committee requires quarterly and annual reports from its auditors regarding the adequacy of the Bank's loan loss reserve.

The following table sets forth the actual capital ratios at December 31, 2002 and 2001, for the Company and the Bank, as well as the minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios required to be classified as adequately capitalized and well capitalized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         For Capital             To Be
                                                       Actual         Adequacy Purposes    Well Capitalized
                                                  Amount    Ratio      Amount    Ratio      Amount    Ratio
                                                 --------  -------    --------  -------    --------  -------
                                                                   (Dollars in Thousands)
As of December 31, 2002:
   Total risk based capital
   (To risk  weighted assets):
   Consolidated...............................   $ 52,885    14.66%   $ 28,857    8.00%    $ 36,071   10.00%
   Community Bank.............................     55,681    15.54      28,668    8.00       35,836   10.00
Tier 1 capital
   (To risk  weighted assets):
   Consolidated...............................     46,817    12.98      14,428    4.00       21,643    6.00
   Community Bank.............................     51,136    14.27      14,334    4.00       21,501    6.00
Tier 1 capital
   (To average assets):
   Consolidated...............................     46,196     8.20      22,836    4.00       28,545    5.00
   Community Bank.............................     50,515     9.00      22,729    4.00       28,412    5.00

As of December 31, 2001: Total risk based capital (to Risk weighted assets):
   Consolidated...............................   $ 54,074    11.03    $ 39,218    8.00     $ 49,023   10.00
   Community Bank.............................     55,830    11.45      39,011    8.00       48,764   10.00
Tier 1 capital (to risk weighted assets):
   Consolidated...............................     46,359     9.46      19,609    4.00       29,414    6.00
   Community Bank.............................     49,720    10.20      19,505    4.00       29,258    6.00
Tier 1 capital (to average assets):
   Consolidated...............................     46,359     6.33      29,315    4.00       36,644    5.00
   Community Bank.............................     49,720     6.80      29,244    4.00       36,555    5.00

The Company is required by law to maintain noninterest bearing deposits with the Federal Reserve to meet regulatory reserve requirements. At December 31, 2002 these deposits were not material to the Company's funding requirements.

NOTE 13 - LEASES

The Company has operating lease agreements, involving land, buildings and equipment. The operating leases are noncancellable and expire on various dates through the year 2018. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. Options to purchase are also included in some leases. For the years ended December 31, 2002, 2001, and 2000, rental expense for operating leases was approximately $467,000, 560,000 and $524,000, respectively.

During 2000, Community Bank entered into sale/leaseback arrangements on its Hamilton, Alabama and Boaz, Alabama bank locations. Due to the structure of these transactions, the leases qualified and have been accounted for under capitalized lease rules. On May 31, 2002, the purchaser of Community Bank's Marshall County branch offices assumed the Company's lease on the Boaz, Alabama location. The balances of the capitalized lease asset and capitalized lease obligation assumed by the purchaser were as follows:

                   Capitalized lease asset.............................    $     1,577,222
                     Less: Accumulated depreciation....................            157,722
                                                                           ---------------
                   Net capitalized lease asset.........................    $     1,419,500
                                                                           ===============

                   Capitalized lease obligation........................    $     1,614,318
                                                                           ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A gain of $194,818 was recognized to account for the sale of the asset and the release of the obligation and is netted in "net loss on disposal of assets" on the Consolidated Statements of Income.

The following is an analysis of the leased property under capital leases by major classes:

                                                                                         Asset Balances at
                                                                                            December 31,
                                                                                  -------------------------------
                                                                                       2002             2001
                                                                                  --------------    -------------
         Buildings.............................................................   $    3,727,903    $   5,305,125
         Less allowance for depreciation.......................................          321,013          321,613
                                                                                  --------------    -------------
                                                                                  $    3,406,890    $   4,983,512
                                                                                  ==============    =============

The following is a schedule by year of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments as of December 31, 2002. All capitalized leases are with related parties.

                                                                   Related Party       Total
                                                                     Operating       Operating      Capitalized
                                                                 --------------   --------------  ---------------
Years Ending December 31,
         2003.................................................   $        9,600   $      296,738  $       250,932
         2004.................................................            9,600          264,436          250,932
         2005.................................................            9,600          242,878          250,932
         2006.................................................            2,400          164,722          250,932
         2007.................................................                -          103,550          250,932
         Thereafter...........................................                -          258,359        5,621,765
                                                                 --------------   --------------  ---------------
         Total minimum lease payments.........................   $       31,200   $    1,330,683        6,876,425
                                                                 ==============   ==============
         Less amount representing interest....................                                          2,818,256
                                                                                                  ---------------
         Present value of net minimum lease payments..........                                    $     4,058,169
                                                                                                  ===============


The purchaser of Community Bank's Marshall County branch offices acquired the land, building and land improvements located in Albertville, Alabama under a sales type lease. The lease agreement calls for 60 payments of $14,000 per month beginning June 1, 2002. The lease ends on May 31, 2007 and is subject to options which give the right for the seller to require the purchaser to purchase the property and gives the right to the purchaser to require the seller to sell the property. The purchase price upon option by either party is $2,621,544. This lease/sale qualifies and is accounted for under capitalized lease rules.

The following is a schedule by year of the future minimum lease payments to be received by Community Bank together with the present value of the net minimum lease payments as of December 31, 2002.

                   Years ending December 31,
                     2003..............................................    $        168,000
                     2004..............................................             168,000
                     2005..............................................             168,000
                     2006..............................................             168,000
                     2007..............................................           2,691,591
                                                                           ----------------
                   Total minimum lease payments........................           3,363,591
                     Less amount representing interest.................             310,049
                                                                           ----------------
                   Present value of net minimum lease payments.........    $      3,053,542
                                                                           ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - PENSION PLAN

The Company has a defined benefit plan that provides retirement and disability benefits for substantially all employees of the Company and its subsidiaries, and death benefits for their beneficiaries. An employee will become a participant in the Pension Plan on January 1 or July 1 after completing 12 months of employment during which the employee works at least 1,000 hours. All employees are eligible to become participants in the Pension Plan regardless of age on the date they begin employment. In addition, participants in the Pension Plan accrue benefits after they have attained the normal retirement age of 65.

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

Pension Plan as of December 31:

                                                                                       2002             2001
                                                                                  --------------  --------------
Change in benefit obligation:
   Benefit obligation at beginning of year....................................    $    7,891,166  $     7,030,889
   Service cost ..............................................................           506,164          614,252
   Interest cost .............................................................           535,797          495,976
   Actuarial (gain) or loss. .................................................           213,984          (37,271)
   Benefits paid .............................................................          (283,218)        (212,680)
                                                                                  --------------  ---------------
      Benefit obligation at end of year.......................................    $    8,863,893  $     7,891,166
                                                                                  ==============  ===============
Change in plan assets:
   Fair value of plan assets at beginning of year.............................    $    5,442,852  $     5,153,926
   Actual return on plan assets ..............................................          (586,816)        (229,629)
   Employer contribution .....................................................           650,174          731,235
   Benefits paid from plan assets ............................................          (283,218)        (212,680)
                                                                                  --------------  ---------------
      Fair value of plan assets at end of year................................    $    5,222,992  $     5,442,852
                                                                                  ==============  ===============
Funded status of plan:
   Funded status of plan......................................................    $   (3,640,901) $    (2,448,314)
   Unrecognized actuarial (gain) or loss .....................................         3,050,602        1,946,596
   Unrecognized prior service cost ...........................................           188,450           77,337
   Unrecognized transition asset. ............................................                 -           (3,794)
                                                                                  --------------  ---------------
      Accrued benefit cost....................................................    $     (401,849) $      (428,175)
                                                                                  ==============  ===============
Amounts recognized in the balance sheet consists of:
   Prepaid benefit cost.......................................................    $            -  $             -
   Accrued benefit liability..................................................        (2,287,205)        (428,175)
   Intangible asset...........................................................           188,450                -
   Accumulated other comprehensive income.....................................         1,696,906                -
                                                                                  --------------  ---------------
   Net amount recognized......................................................    $     (401,849) $      (428,175)
                                                                                  ==============  ===============
   Other comprehensive income from changes....................................    $    1,696,906  $             -
                                                                                  ==============  ===============

Weighted average rate assumptions used in determining pension cost and the projected benefit obligation were:
      Discount rate used to determine present value
         of projected benefit obligation at end of year ......................             6.75%             7.25%
Expected long-term rate of return on plan assets for the year ................             7.50              9.25
   Expected rate of increase in future compensation levels ...................             5.00              6.00


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Components of pension plan net periodic benefit cost:


                                                                   2002               2001              2000
                                                             ---------------     ---------------  ---------------
Service cost.............................................    $       506,164    $        614,252  $       620,489
Interest cost............................................            535,797             495,976          446,220
Expected return on plan assets...........................           (512,128)           (567,699)        (529,400)
Amortization of prior service cost.......................             22,237              11,699           11,699
Amortization of transitional asset.......................             (3,794)            (16,879)         (16,879)
Recognized actuarial loss................................                  -                   -                -
                                                             ---------------    ----------------  ---------------
Net periodic benefit cost................................    $       548,276    $        537,349  $       532,129
                                                             ===============    ================  ===============


Benefit Restoration Plan as of December 31:


                                                                                       2002             2001
                                                                                  --------------  --------------
Change in benefit obligation:
   Benefit obligation at beginning of year....................................    $    3,200,932  $     2,678,166
   Service cost ..............................................................            97,129          157,302
   Interest cost .............................................................           157,344          202,471
   Amendments ................................................................                 -                -
   Actuarial loss. ...........................................................          (922,828)         162,993
   Benefits paid .............................................................            48,053                -
                                                                                  --------------  ---------------
   Benefit obligation at end of year                                         .    $    2,580,630  $     3,200,932
                                                                                  ==============  ===============
Change in plan assets:
   Fair value of plan assets at beginning of year.............................    $            -  $             -
   Actual return on plan assets ..............................................                 -                -
   Employer contribution .....................................................            48,053                -
   Benefits paid from plan assets ............................................           (48,053)              -
                                                                                  --------------  --------------
   Fair value of plan assets at end of year                                  .    $            -  $             -
                                                                                  ==============  ===============
Funded status of plan:
   Funded status of plan......................................................    $   (2,580,630) $    (3,200,932)
   Unrecognized actuarial loss ...............................................           615,810        1,371,808
   Unrecognized prior service cost ...........................................               446           98,439
   Unrecognized transition (asset) or obligation .............................                 -                -
                                                                                  --------------  ---------------
   Accrued benefit cost ......................................................    $   (1,964,374) $    (1,730,685)
                                                                                  ==============  ===============
Amounts recognized in balance sheet consist of:
   Prepaid benefit cost.......................................................    $            -  $             -
   Accrued benefit liability .................................................        (1,964,374)       1,730,685
   Intangible asset ..........................................................                 -                -
   Accumulated other comprehensive income ....................................                 -                -
                                                                                  --------------  ---------------
   Net amount recognized.....................................................     $   (1,964,374) $    (1,730,685)
Other comprehensive income from changes......................................     $            -  $             -
                                                                                  ==============  ===============
Weighted average rate assumptions used in determining pension cost and the projected benefit obligation were:
      Discount rate used to determine present value
         of projected benefit obligation at end of year......................              6.75%            7.25%
Expected long-term rate of return on plan assets for the year................              7.50%            9.25%
Expected rate of increase in future compensation levels......................              5.00%            6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of benefit restoration plan net periodic benefit cost:

                                                                    2002             2001              2000
                                                              --------------  -----------------  ---------------

Service cost..............................................    $       97,129   $       157,302   $        141,048
Interest cost.............................................           157,344           202,471            170,368
Expected return on plan assets............................                 -                 -                  -
Amortization of prior service cost........................               245            34,907             34,907
Amortization of transitional (asset) or obligation........                 -                 -                  -
Recognized actuarial loss.................................            27,024            89,407             63,748
                                                              --------------   ---------------   ----------------
Net periodic benefit cost.................................    $      281,742   $       484,087   $        410,071
                                                              ==============   ===============   ================


NOTE 15 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership Plan (the "ESOP") effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions to the ESOP are made at the discretion of the Company's Board of Directors, but may not be less than the amount required to cover the debt service on the ESOP loan. Employer contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company's cafeteria plan. The Internal Revenue Code imposes a limit ($200,000 in 2002) on the amount of compensation which may be considered under the plan.

On November 3, 1993, the ESOP's Trustees executed a promissory note of $1,200,000 in order to purchase common stock from the Company's public offering of new common stock. The note was originally secured by 80,000 shares of purchased stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. On December 31, 1998, this note was refinanced and an additional 56,682 shares of the Company's common stock were obtained by the ESOP. This debt, in the original amount of $2,963,842, was secured by 261,433 shares of the Company's common stock. The note bears interest at a floating rate, with principal and interest payments due monthly through November 16, 2010, with the remaining principal, if any, due upon that date. The initial principal and interest payment on this debt in December 1998 was $31,677. As changes occur in the interest rate on the loan, appropriate adjustments are made to the monthly principle and interest payments. At December 31, 2002, the monthly payment was $33,852. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company's statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made. As of December 31, 2002, there were 148,972 unreleased shares with a fair value, based on an independent valuation of $7.00 per share, of approximately $1,042,804. These shares are subtracted from outstanding shares for earnings per share calculations.

The portion of payments made by the Company to the ESOP on behalf of its participating employees which are used to pay interest on the ESOP debt ($99,532, $176,465 and $251,976 in 2002, 2001 and 2000, respectively) is classified as interest expense on the Company's income statement.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants. No dividends were paid in 2002.

At December 31, 2002 and 2001, the Company's financial statements reflected long-term debt related to the ESOP of $2,083,342 and $2,382,490, respectively. The corresponding contra-equity account was $1,999,858 at December 31, 2002 and $2,317,902 at December 31, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation costs recognized amounted to $374,565, $256,101 and $525,743 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 16 - STOCK PLANS

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

In March 1998, 203,331 options were issued to directors and certain senior officers with an exercise price of $15.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through March 25, 2003. In December 1999, an additional 204,000 options were issued to directors and certain senior officers with an exercise price of $20.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through December 3, 2004. In August 2000, the Company granted options to purchase an aggregate of 15,000 shares of common stock to certain senior officers of Community Bank. Each of these options has an exercise price of $18.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. These options are exercisable through August 24, 2005. In December 2001, the Company granted options to purchase an aggregate of 252,000 shares of common stock to certain senior officers of Community Bank. Each of these options has an exercise price of $10.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. The options are exercisable through December 17, 2006. In July 2002, the Company granted options to purchase an aggregate of 340,000 shares of common stock to certain officers and directors of Community Bank. Each of these options has an exercise price of $7.00 per share, the market value (as determined by the Board of Directors) of the Company's common stock at the time of issuance. The options are exercisable through July 18, 2007. The Company did not receive any payment in exchange for granting any of such options, which were granted in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following sets forth certain information regarding stock options for the years ended December 31, 2000, 2001 and 2002:

                                                                                      Number        Wgt. Average
                                                                                     of Shares     Exercise Price
                                                                                   -------------   --------------

Balance, December 31, 1999.....................................................          691,331    $      14.52

Granted, year ended December 31, 2000. ........................................           15,000           18.00
Expired, year ended December 31, 2000. ........................................           (2,500)         (20.00)
                                                                                   -------------

Balance, December 31, 2000.....................................................          703,831           14.57

Granted, year ended December 31, 2001. ........................................          252,000           10.00
Exercised, year ended December 31, 2001........................................         (329,560)          11.35
Expired, year Ended December 31, 2001. ........................................          (49,666)          15.10
                                                                                   -------------

Balance, December 31, 2001 ....................................................          576,605           14.37

Granted, year ended December 31, 2002. ........................................          340,000            7.00
Exercised, year ended December 31, 2002 .......................................                -              -
Expired, year ended December 31, 2002. ........................................          (86,067)          15.74
                                                                                   -------------

Balance, December 31, 2002.....................................................          830,538           11.00
                                                                                   =============


                                                                                   Expiration          Options
Exercise Prices                                                     Number            Date           Exercisable
                                                                 -------------   --------------   ---------------
Options with exercise price of $7.00..........................         340,000         7-18-07            340,000
Options with exercise price of $10.00.........................         239,000        12-17-06            239,000
Options with exercise price of $15.00.........................          94,038         3-25-03             94,038
Options with exercise price of $20.00.........................         147,500        12-03-04            147,500
Options with exercise price of $18.00.........................          10,000         8-24-05             10,000
                                                                 -------------                    ---------------
Total outstanding, December 31, 2001..........................         830,538                            830,538
                                                                 =============                    ===============

The Company permits option holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through option exercise. This technique results in an increase in the number of shares outstanding with little or no increase in capital account balances. No option holders tendered shares in 2002. During 2001, option holders tendered 207,883 shares in connection with the exercise of options for 329,560 shares resulting in a net increase of 121,667 shares outstanding. The excess of the fair market value of the 329,560 shares over the aggregate option price resulted in an income tax benefit of $751,566, which was credited to capital surplus.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Community Bank has advisory director boards established in the various markets it serves. These advisory directors are given the option to receive their fees in cash or stock. Common stock issued in lieu of cash for advisory directors' fees is summarized as follows:

                                                                            2002           2001          2000
                                                                       ------------    -----------    -----------
         Shares issued...............................................        19,680         11,661          9,481
                                                                       ============    ===========    ===========

         Fair market value on issue date.............................  $    196,801    $   209,865    $   222,804
                                                                       ============    ===========    ===========

The aggregate fair market value of the shares issued was charged to expense in each respective period.

NOTE 17 - CONTINGENCIES

Background

At a meeting of Community Bank's Board of Directors on June 20, 2000, a director brought to the attention of the Board the total amount of money Community Bank had paid subcontractors in connection with the construction of a new Community Bank office in Guntersville, Alabama. Management of the Company commenced an investigation of the expenditures. At the request of management, the architects and subcontractors involved in the construction project made presentations to the Boards of Directors of the Company and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the Board of Directors of Community Bank, another director alleged that Community Bank had been overcharged by subcontractors on that construction project and another current construction project. On July 18, 2000, the Boards of Directors of the Company and Community Bank appointed a joint committee comprised of independent directors of the Company and of Community Bank to investigate the alleged overcharges. The joint committee retained independent legal counsel and an independent accounting firm to assist the committee in its investigation and has made its report to the Boards of Directors. The directors of Community Bank who alleged the construction overcharges have made similar charges to bank regulatory agencies and law enforcement authorities. Management believes that these agencies and authorities are currently conducting investigations regarding this matter.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Following a hearing on August 29, 2001, the court denied these motions on November 8, 2001. The court also ruled that the plaintiffs were entitled to conduct discovery except as it related to one of the subcontractor defendants and granted the plaintiffs' motion to unseal the report of the special litigation committee. On November 14, 2001, the directors of the Company filed a motion for the court to alter, amend, or vacate its November 8, 2001 rulings. On February 7, 2002, the Company and Community Bank filed a motion to disqualify Maynard, Cooper & Gale, P.C., the law firm representing the plaintiffs, due to conflicts of interest. The court held a hearing on these motions on February 22, 2002 and the parties are awaiting a ruling. A tentative settlement of the lawsuit was announced in December, 2002, but was not carried through and is unlikely to be under present circumstances. One of the subcontractors named as a defendant in this action, Morgan City Construction, Inc., and its principals, Mr. and Mrs. Dewey Hamaker, have been tried and convicted in the United States District Court for the Northern District of Alabama and are awaiting sentencing.

Because of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations.

Packard Derivative Litigation

On April 4, 2003, a group composed of the same plaintiffs as in the Benson case filed another derivative action against Sheffield Electrical Contractors, Inc., Steve Sheffield, Jay Bolden, Dudley, Hopton-Jones, Sims & Freeman, PLLP, Glynn Debter, Kennon R. Patterson, Jr., Robert O. Summerford, Jimmie Trotter, John Lewis, Jr., Merritt Robbins, Stacy Mann, B. K. Walker, Jr., Denny Kelly, Roy B. Jackson, Loy McGruder, and Hodge Patterson. The complaint in this new derivative lawsuit, besides adding defendants known during but not named in the Benson lawsuit, is based upon the same allegations as in the Benson case but bases its claims against the director-defendants not "for what they did (and did not do) before learning of the over billing [sic.] allegations against Patterson [Kennon
R. Patterson, Sr., the Company's former Chairman and CEO] in July 2000" but, instead "only for what they have done (and failed to do) after the filing of the Benson lawsuit-- that is, after they learned of the allegations against Patterson in July 2000." [Emphasis in the original.]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The time for answering the complaint in this case has not yet expired. Because of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations.

Towns Derivative Litigation

The lawsuit filed by Mr. William Towns, a shareholder of the Company, on November 19, 1998, as a shareholder derivative action against the directors of the Company in the Circuit Court of Blount County, Alabama, was settled and dismissed during 2002. The settlement did not have a material effect on the financial condition of the Company.

Corr Family Litigation

On September 14, 2000, Bryan A. Corr and six other shareholders of the Company related to Mr. Corr filed an action in the Circuit Court of Blount County, Alabama, against the Company, Community Bank, and certain directors and officers of the Company and Community Bank. The plaintiffs have alleged that the directors of the Company actively participated in or ratified the misappropriation of corporate income. The action was not styled as a shareholder derivative action. On January 3, 2001, the defendants filed a motion for summary judgment on the basis that these claims are derivative in nature and cannot be brought on behalf of individual shareholders. The court has not ruled on the motion. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming, and a diversion of management's attention.

Auto Loan Litigation

The action filed by the Company in the United States District Court for the Northern District of Alabama against Carl Gregory Ford L-M, Inc., an automobile dealership located in Ft. Payne, Alabama, Carl Gregory and Doug Broaddus, the owners of the dealership, several employees and former employees of the dealership and Gerald Scot Parrish, a former employee of Community Bank, with respect to certain loans originated during 1998 in Community Bank's Wal-Mart office in Ft. Payne, Alabama, has been settled as to all defendants other than
G. S. Parrish, the former employee of the Bank. The Bank has one year within which to re-file its claims against Mr. Parrish.

Employee Litigation

The lawsuit filed by Messrs. Michael W. Alred and Michael A. Bean, two former directors and executive officers of Community Bank, filed suit against Community Bank in the United States District Court for the Northern District of Alabama alleging that their employment was wrongfully terminated for allegedly providing information to bank regulatory and law enforcement authorities concerning possible violations of laws and regulations, gross mismanagement, gross waste of funds and abuse of authority by Community Bank, its directors, officers and employees was settled and dismissed during 2002. The terms of the settlement of this litigation were deemed confidential and are included in the statement of income as an increase to litigation expense.

Lending Acts Litigation

On October 11, 2002, William Alston, Murphy Howard, and Jason Tittle filed an action against Community Bank, Community Bancshares, Inc., Holsombeck Motors, Inc., Lee Brown d/b/a Alabama Bond & Investigation a/k/a ABI Recovery, Chris Holmes d/b/a Alabama Bond & Investigation a/k/a ABI Recovery, Regina Holsombeck, Kennon "Ken" Patterson, Sr., Hodge Patterson, James Timothy "Tim" Hodge, Ernie Stephens, and the State of Alabama Department of Revenue. The plaintiffs in this class action allege that Community Bank and others conspired or used extortionate methods to effect a lending scheme of "churning phantom loans", and that profits from the scheme were used to secure an interest in and/or to invest in an enterprise that affects interstate commerce. The allegations state that Community Bank used various methods to get uneducated customers with fair to poor credit to sign numerous "phantom loans"

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when the customers only intended to sign for one loan. Claims include racketeering activity within the meaning of the Racketeer Influenced and Corrupt Organizations Act of 1970, conspiracy, spoliation, conversion, negligence, wantonness, outrage, and civil conspiracy.

The Company and Community Bank intend to defend the action vigorously and currently are conducting discovery to ascertain what substance, if any, there is to the claims. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming, and a diversion of management's attention.

Patterson Litigation

On April 9, 2003 Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of the Company, filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Alabama in connection with his petition for protection under Chapter 11 of the United States Bankruptcy Code. Defendants of the adversary proceeding are the Company, Community Bank, five directors of the Company and Community Bank and the law firm of Powell, Goldstein, Frazer and Murphy, LLP which represents Community Bank's Audit Committee. The complaint alleges that the Company breached its employment agreement with Mr. Patterson by terminating his employment on January 27, 2003 and failed to pay him for compensation and benefits which had allegedly accrued prior to his termination. The complaint also alleges that Community Bank, members of Community Bank's Audit Committee, the Audit Committee's independent counsel and the Company's current Chairman, President and Chief Executive Officer conspired to interfere with Mr. Patterson's contract and business relationship with the Company. The suit seeks damages in excess of $150 million for, among other things, lost compensation and benefits, mental anguish, and damage to Mr. Patterson's reputation. The Company believes that this lawsuit is without merit and intends to defend the action vigorously. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming and a diversion of management's attention.

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


NOTE 18 - RELATED PARTY TRANSACTIONS

The Company, through Community Bank, its wholly owned subsidiary, offers all regular full-time employees, including executive officers, loans at interest rates which are 1% below the prevailing market rate. As of December 31, 2002, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interests, had loans outstanding pursuant to this policy with total indebtedness of approximately $47,903.

The Company, through Community Bank, also offers first mortgage real estate loans on the primary residence, at a rate of 5%, to employees who are required to relocate in the course of their employment. As of December 31, 2002, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interests, had relocation loans outstanding with total indebtedness of approximately $1,063,186.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2002, Community Bank had one real estate loan to Kennon R. Patterson, Sr., the former Chairman and CEO of the Company in the amount of $5,150,000. During 2002, the highest balance outstanding for this loan was $5,150,000. The loan bears interest at 4.25% and is secured by real estate having an appraised value in excess of the loan amount.

At December 31, 2002, Community Bank had one real estate loan to Hodge Patterson, former Executive Vice President of the Bank in the amount of $540,401. During 2002, the highest balance outstanding for this loan was $552,732. The loan bears interest at 5.00%.

In June 2000,  Community Bank loaned  $1,696,576 to Debter  Properties,  LLC, an
Alabama limited liability company of which a director of the Company is a member, to fund the purchase from Community Bank of the real property in which Community Bank's Boaz, Alabama office was located. Concurrently with this loan and the purchase of the real property, Community Bank entered into a lease agreement, as the tenant, with Debter Properties, LLC to lease back this real property from Debter Properties, LLC. On May 31, 2002 Community Bank sold its Boaz, Alabama office to Peoples Bank of North Alabama which assumed the loan to Debter Properties, LLC and Community Bank's obligations under the lease.

Interior Design: The Company and the Bank had no service contracts during 2002 or 2001 with Heritage Interiors, a decorating and design firm owned and operated by the wife of Kennon R. Patterson, Sr., a director and officer of the Company. The Company and the Bank, including the Bank's subsidiaries used the services of Heritage Interiors during 2000 for the interior design, furniture, appliances, fixtures, hardware, carpets, wall coverings, paint, drapes and accessories for new facilities and similar work associated with the renovation of existing locations. Total payments to Heritage Interiors in 2000 were $407,100. All pending projects were completed prior to the end of 2000.

Accounting Services: The Company has engaged the accounting firm of Schauer, Taylor, Cox, Vise and Morgan, P.C. to perform certain accounting services. Doug Schauer, a member of the firm, is Kennon R. Patterson, Sr.'s son-in-law. Services performed by Schauer, Taylor, Cox, Vise and Morgan, P.C. for the Company in 2002 and 2001 have been limited to preparation of the Company's quarterly tax accruals, preparation and filing the Company's federal and state tax returns, consultation regarding interpretation and application of accounting standards and EDGAR services in connection with the Company's filings with the Securities and Exchange Commission. The Company and its subsidiaries paid Schauer, Taylor, Cox, Vise and Morgan, P.C. $102,684, $121,707 and $117,898 for services rendered during 2002, 2001 and 2000, respectively.

Leases: In June 2000, Community Bank entered into a capital lease agreement, as the tenant, with Debter Properties, LLC, an Alabama limited liability company, pursuant to which Community Bank leased the real property in which Community Bank's Boaz, Alabama office is located. Mr. Glynn Debter, a director of the Company, is a member of Debter Properties, LLC. In connection with the lease agreement, Community Bank loaned funds to Debter Properties, LLC to finance its purchase of the real property from Community Bank. The term of the lease is 20 years; provided, however, that in no event shall the term of the lease expire prior to the time when the loan obtained by the lessor to purchase the leased property is paid in full. The monthly rent on this lease is an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Because the interest rate on the loan used to purchase the property adjusts with fluctuation in the prime rate, the monthly lease payments are subject to change. Lease payments to Debter Properties, LLC during 2002 totaled approximately $55,679. Lease payments totaled $156,651 and $110,747 for the years ended December 31,2001 and 2000, respectively. This lease was acquired by the purchaser of the Marshall County offices on May 31, 2002. Community Bank no longer has any obligations under this lease.

On March 13, 2001, Community Bank entered into a ground lease with Merritt Robbins, a director of the Company and Community Bank, pursuant to which Community Bank leases property in New Hope, Alabama, from Mr. Robbins for a period of 5 years at a monthly rent of $800. Community Bank has the option to renew the lease for up to seven

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 19 - OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                                            Years Ended December 31,
                                                                     2002            2001              2000
                                                              --------------  -----------------  ---------------

Amortization of intangibles-goodwill........................  $            -   $       478,487   $        470,210
Amortization of intangibles-other...........................          76,797            83,311             83,311
Loss on write-down of goodwill..............................               -         2,652,620                  -
Loss on impairment of premises and equipment................               -                 -            439,353
Insurance...................................................         832,000           279,164            298,052
Legal fees..................................................       1,962,391         1,853,170            785,192
Professional fees...........................................       1,308,782         1,201,107            211,010
Supplies....................................................         590,276           559,449            417,829
Postage.....................................................         288,924           383,048            436,947
Telephone...................................................         598,190           657,014            787,072
Courier services............................................         364,141           389,932            209,212
ATM expense.................................................         164,881           221,360            229,052
Holding costs on other real estate owned....................         252,827            61,430             23,854
Provision for debt cancellation.............................         306,611            95,686            126,781
Other.......................................................       2,454,450         1,481,991          2,412,836
                                                              --------------   ---------------   ----------------
                                                              $    9,200,270   $    10,397,769   $      6,930,711
                                                              ==============   ===============   ================

NOTE 20 - INCOME TAXES

The components of income tax expense (benefit) for each of the years ended December 31, 2002, 2001 and 2000 were:


                                                                             2002           2001         2000
                                                                         -------------  -----------  -------------
Currently payable
     Federal.......................................................      $     (50,736) $   (64,666) $     501,709
     State.........................................................             70,858      (10,125)        (7,325)
Deferred ..........................................................           (573,197)    (914,941)    (2,198,860)
                                                                         -------------  -----------  -------------
Total    ..........................................................      $    (553,075) $  (989,732) $  (1,704,476)
                                                                         =============  ===========  =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes is presented in the income statement as follows:

                                                                           Years Ended December 31,
                                                                   2002              2001             2000
                                                              --------------  -----------------  ---------------
Continuing operations.......................................  $  (3,129,806)   $   (1,520,856)   $    (1,824,753)
Discontinued operations.....................................       2,576,731           531,124            120,277
                                                              --------------   ---------------   ----------------
         Total..............................................  $    (553,075)   $     (989,732)   $    (1,704,476)
                                                              ==============   ===============   ================


Components of the Company's deferred tax asset were as follows:

                                                                                         December 31,
                                                                                    2002              2001
                                                                              ---------------   ---------------
Deferred Tax Assets
     Net unrealized losses (gains) on securities available
       for sale............................................................   $             -   $       162,735
     Pension expense and benefits..........................................           536,561           540,660
     Provision for loan losses.............................................         3,196,573         1,968,906
     Intangibles...........................................................           604,351           744,463
     Provision for debt cancellation.......................................            84,756            52,378
     Alternative minimum tax credit carryforward...........................            35,143           351,505
     Net operating loss carryforward.......................................            64,010           191,353
     Other real estate owned...............................................           441,106                 -
     Other.................................................................                 -            42,315
                                                                              ---------------   ---------------
     Total deferred tax assets.............................................         4,962,500         4,054,315
                                                                              ---------------   ---------------

Deferred Tax Liabilities
     Net unrealized losses (gains) on securities, available for sale.......        (1,008,687)                -
     Depreciation..........................................................        (1,094,377)       (1,260,335)
     Minimum pension liability.............................................          (624,626)
     Other.................................................................           (52,339)                -
                                                                              ---------------   ---------------
Total deferred tax liabilities.............................................        (2,780,029)       (1,260,335)
                                                                              ---------------   ---------------

     Net Deferred Tax Asset................................................   $     2,182,471   $     2,793,980
                                                                              ===============   ===============

The net deferred tax asset is included as a component of other assets in the Consolidated Statements of Condition.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance in the amount of $723,132 as of December 31, 2002 has been established to reflect these uncertainties. The net deferred tax asset before valuation allowance was $2,905,603.

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense. The primary reason for this difference is tax-exempt interest income and disallowed interest expense.

At December 31, 2002, for income tax purposes, the Company had federal alternative minimum tax (AMT) credit carry forwards of $35,143 and $351,505. The AMT credit carryforwards have no expiration date.

Tax effects of securities transactions resulted in an increase in income taxes for 2002, 2001 and 2000 of $239,616, $470,823 and $1,682, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities : For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Receivables: For certain homogeneous categories of loans, such as some residential mortgages, other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposit of similar remaining maturities.

Short-term Borrowings: The fair value of the Company's fixed rate borrowings are estimated using discounted cash flows, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowing approximates their fair values.

Commitments to extend credit and standby Letters of Credit: The fair value of commitments and letters of credit is estimated to be approximately the same as the notional amount of the related commitment. The estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001 are as follows:


                                                               2002                            2001
                                                   ---------------------------    ------------------------------
                                                     Carrying          Fair          Carrying           Fair
                                                      Amount           Value          Amount            Value
                                                   -------------  ------------    --------------  --------------
                                                          (In thousands)                  (In thousands)
Financial Assets
   Cash and short-term investments..............   $      40,207  $     40,207    $       53,237  $       53,237
   Investment securities........................         123,901       123,901           121,679         121,679
   Loans and capitalized lease receivable ......         362,238       368,082           501,520         517,454
   Less: allowance for loan losses. ............           9,784         9,784             7,292           7,292
                                                   -------------  ------------    --------------  --------------
   Loans, net...................................         352,454       358,298           494,228         510,162
                                                   -------------  ------------    --------------  --------------
   Total .......................................   $     516,562  $    522,406    $      669,144  $      685,078
                                                   =============  =============   ==============  ==============

Financial Liabilities
   Deposits.....................................   $     459,464  $    471,738    $      617,706  $      623,334
   Short-term borrowings. ......................           1,725         1,725             4,360           4,360
   Long-term debt..............................           55,636        63,768            58,433          78,066
                                                   -------------  ------------    --------------  --------------
   Total Financial Liabilities..................   $     516,825  $    537,231    $      680,499  $      705,760
                                                   =============  ============    ==============  ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - PRIOR PERIOD ADJUSTMENTS

During the quarter ended September 30, 2002, it was determined that certain items related to the fourth quarter of the year ended December 31, 2001 had not been properly reported in that period. The items related to unrecorded liabilities, valuation of repossessed assets and accounts receivable. Accordingly, the December 31, 2001 Consolidated Statement of Condition and the Consolidated Statement of Income have been restated. Also, during the fourth quarter of 2002, the Audit Committee commenced a new investigation into the allegations that Community Bank had been overcharged by certain subcontractors in exchange for discounted charges for work done on the personal residence of the Company and Bank's former Chief Executive Officer. The investigation is ongoing and is expected to continue during 2003; however, the results thus far are considered to be substantially complete and are, in management's best estimation, the loss incurred due to overpayments on the Bank's construction projects. The overcharges occurred between 1998 and 2000 and totaled $1,972,712. The Company is considering these as an impairment to premises and equipment and has reflected the appropriate amounts as prior period adjustments to the corresponding financial reporting periods as well as restating all periods presented in the Consolidated Statements of Financial Condition and the Consolidated Statements of Income. At December 31, 2002 the Company has deemed these amounts to be a loss because potential recoveries cannot be reasonably estimated or known to be collectible at this time. The Company intends to seek recoveries in full.

The schedule below shows all prior period adjustments discussed above and their effects on net income and retained earnings for the periods presented:

Retained earnings, December 31, 1999, as  previously reported.................................   $    19,038,875
   Prior period adjustments:
      Loss on impairment of premises and equipment............................................        (1,149,064)
Change in depreciation expense................................................................             5,257
                                                                                                 ---------------
Retained earnings, December 31, 1999, as restated.............................................   $    17,895,068
                                                                                                 ===============

Retained earnings, December 31, 2000, as previously reported..................................   $    13,490,799
   Prior period adjustments:
      Loss on impairment of premises and equipment............................................        (1,972,712)
Change in depreciation expense
                                                                                                          24,561
Retained earnings, December 31, 2000, as restated.............................................   $    11,542,648
                                                                                                 ===============

Net loss, for the year ended December 31, 2000, as previously reported........................   $    (2,214,931)
         Loss on impairment of premises and equipment.........................................          (823,648)
         Change in depreciation expense.......................................................            19,304
                                                                                                 ---------------
Net loss, for the year ended December 31, 2000, as restated...................................   $    (3,019,275)
                                                                                                 ===============

Retained earnings, December 31, 2001, as  previously reported.................................   $    12,390,300
   Prior period adjustments:
      Loss on impairment of premises and equipment............................................   $    (1,972,712)
Change in depreciation expense................................................................            63,494
      Unrecorded liabilities..................................................................          (227,985)
      Valuation of repossessed assets.........................................................           (85,986)
      Accounts receivable.....................................................................           (47,347)
                                                                                                 ---------------
   Retained earnings, December 31, 2001, as restated  ........................................   $    10,119,764
                                                                                                 ===============

Net loss, for the year ended December 31, 2001, as previously reported........................   $    (1,100,499)
      Change in depreciation expense..........................................................            38,933
Unrecorded liabilities........................................................................          (227,985)
Valuation of repossessed assets...............................................................           (85,986)
      Accounts receivable.....................................................................           (47,347)
                                                                                                 ---------------
Net loss, for the year ended December 31, 2001, as restated...................................   $    (1,422,884)
                                                                                                 ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - SUBSEQUENT EVENTS

On January 27, 2003, the Board of Directors of the Company terminated the employment of Kennon R. Patterson, Sr. Patrick M. Frawley was named Chairman, Chief Executive Officer and President of the Company. On February 8, 2003, the Board of Directors of Community Bank, the Company's wholly-owned subsidiary announced Kennon R. Patterson, Sr. and Kennon R. Patterson, Jr. would no longer serve on the Board of Directors of Community Bank. The Board of Directors of the Company does not have the legal authority to remove a director of the Company, although a director may resign. Mr. Patterson has not resigned as a director of the Company.(See Note 17 "Patterson Litigation")

Also, on March 4, 2003, the Board of Directors of Community Bank (the "Bank"), a wholly owned subsidiary of the Company, and the Federal Deposit Insurance Corporation (the "FDIC") entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the "Consent Agreement"). The Order will become effective 10 days from March 12, 2003, the date of its issuance. The FDIC alleges in the Order to Cease and Desist (the "Order") deficiencies relating to the Board's supervision over active management of the Bank, supervision and control of lending to insiders and accurate maintenance of the Bank's books and records. The FDIC characterizes these deficiencies as unsafe and unsound banking practices. The Board has consented to the Order without admitting or denying those allegations. Pursuant to the Order, the Board of the Bank has agreed to cease and desist from conduct giving rise to the noted deficiencies and to:

(v) develop within 30 days of the effective date of the Order a written plan specifying the responsibilities and lines of authority for the Bank's executive officers and outlining internal controls to ensure compliance with the plan;

(vi) refrain from making, renewing or modifying any loans to current or former officers or directors without prior approval of the FDIC and the Alabama State Banking Department;

(vii)amend the Bank's books and records to reflect the actual value of the Bank's premises and fixed assets; and

(viii) supply a copy of the Order to the Company and provide the Company with a summary of the Order for inclusion in the Company's next shareholder communication.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - CONDENSED PARENT COMPANY INFORMATION

STATEMENTS OF CONDITION

                                                                                           December 31,
                                                                                  -------------------------------
                                                                                       2002            2001
                                                                                  --------------  ---------------
Assets
   Cash and due from banks.....................................................   $      587,222  $       982,434
   Investment in subsidiaries*.................................................       54,318,635       51,578,654
   Intangible assets, net .....................................................          732,133          836,867
   Deferred tax assets. .......................................................          752,487        1,016,469
   Refundable income taxes-current ............................................          786,927          692,163
   Other assets ...............................................................          445,817          797,078
                                                                                  --------------  ---------------
      Total Assets.............................................................   $   57,623,221  $    55,903,665
                                                                                  ==============  ===============

Liabilities and Shareholders' Equity
   Long-term debt..............................................................   $    3,577,687  $     4,666,599
   Trust preferred securities .................................................       10,310,000       10,310,000
   Other liabilities ..........................................................        4,045,460        2,532,233
      Shareholders' Equity ....................................................       39,690,074       38,394,833
                                                                                  --------------  ---------------
      Total Liabilities and Shareholders' Equity...............................   $   57,623,221  $    55,903,665
                                                                                  ==============  ===============

*    Eliminated in consolidation

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STATEMENTS OF INCOME


                                                                             Year Ended December 31,
                                                                   2002               2001              2000
                                                             ---------------    ----------------  --------------
Income
   From subsidiaries - eliminated in consolidation:
      Dividends...........................................   $             -   $               -  $     4,878,562
      Management fees.....................................           300,000             300,000          300,000
      Interest............................................            46,385             111,322          169,455
      Other income........................................             1,200              15,007           27,759
                                                             ---------------   -----------------  ---------------
                                                                     347,585             426,329        5,375,776
                                                             ---------------   -----------------  ---------------
Expenses
   Salaries and employee benefits.........................         1,342,569           1,568,160        2,193,107
   Interest...............................................         1,308,043           1,388,241        1,433,404
   Other expenses.........................................           536,289             683,737        1,340,281
                                                             ---------------   -----------------  ---------------
                                                                   3,186,901           3,640,138        4,966,792
                                                             ---------------   -----------------  ---------------
Income (loss) before income taxes and equity in
   undistributed earnings of subsidiaries.................        (2,839,316)         (3,213,809)         408,984
Income taxes..............................................        (1,067,504)         (1,107,020)      (1,506,160)
                                                             ----------------  -----------------  ---------------
Income before equity in undistributed earnings (loss)
   of subsidiaries........................................        (1,771,812)         (2,106,789)       1,915,144
Equity in undistributed earnings (loss)
   of subsidiaries........................................         2,676,010             683,905       (4,934,419)
                                                             ---------------   -----------------  ---------------

Net income (loss).........................................   $       904,198   $      (1,422,884) $    (3,019,275)
                                                             ===============   =================  ===============

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                    2002             2001               2000
                                                             ---------------  ------------------  --------------
Cash Flows From Operating Activities
   Net income (loss)......................................   $       904,198   $      (1,422,884) $    (3,019,275)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Equity in undistributed income of subsidiaries......        (2,676,010)           (683,905)       4,934,419
      ESOP expense related to shares released.............           177,065             256,101                -
      Provision for depreciation and amortization.........           107,847              86,707          108,362
      Loss on disposal of assets..........................             2,637                   -                -
      Increase in other assets............................           514,730           1,690,614       (1,547,353)
      Increase in other liabilities.......................         1,468,226            (184,800)       1,291,716
                                                             ---------------   ------------------ ---------------
         Net cash provided by operating
          activities......................................           498,693            (258,167)       1,767,869
                                                             ---------------   ------------------ ---------------
Cash Flows From Investing Activities
   Proceeds from sale of assets...........................                 -                   -           33,431
   Capitalization of subsidiaries.........................                 -          (1,534,000)      (5,940,879)
                                                             ---------------   -----------------  ---------------
         Net cash (used in) provided by
         investing activities.............................                 -          (1,534,000)      (5,907,448)
                                                             ---------------   -----------------  ----------------
Cash Flows From Financing Activities
   Repayment of long-term debt............................        (1,088,914)           (752,504)        (961,958)
   Issuance of Trust preferred securities.................                 -                   -       10,310,000
   Issuance of common stock...............................           196,801             209,865          222,804
   Retirement of common stock.............................            (1,792)                  -                -
   Cash dividends.........................................                 -                   -       (3,333,145)
                                                             ---------------   -----------------  ---------------
      Net cash provided by (used in)
         financing activities.............................          (893,905)           (542,639)       6,237,701
                                                             ----------------- ------------------ ---------------
Net increase (decrease) in cash and
   cash equivalents.......................................          (395,212)         (2,590,907)       2,098,122
Cash and due from banks at beginning of year..............           982,434           3,573,341        1,475,219
                                                             ---------------   -----------------  ---------------
Cash and due from banks at end of year....................   $       587,222   $         982,434  $     3,573,341
                                                             ===============   =================  ===============

              [The remainder of this page intentionally left blank]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 25 - QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 2002 and 2001 follows:

                                                                   First         Second          Third
                                                                  Quarter        Quarter         Quarter          Fourth
                                                               (As Restated)   (As Restated)   (As Restated)      Quarter
                                                              --------------  --------------  --------------  --------------
                                                                           (In Thousands Except Per Share Data)
2002:
   Total interest income..................................... $       12,307   $       8,640  $       10,029  $        9,681
   Total interest expense ...................................          5,571           3,332           4,279           3,971
Provision for loan losses....................................          1,042           3,012           2,389           3,589
   Net interest income after
     provision for loan losses ..............................          5,694           2,296           3,361           2,121
   Investment securities gains (losses) .....................             17             107             305             224
   Total noninterest income .................................          1,908           1,828           2,007           1,703
   Total noninterest expense. ...............................          7,387           6,416           9,695           5,573
   Income tax expense .......................................            120            (328)         (1,824)         (1,097)
   Income (loss) from continuing operations..................             95          (1,963)         (2,503)           (652)
Income (loss) from discontinued operations...................          1,138           4,790               -               -
Net income (loss)............................................          1,233           2,827          (2,503)           (652)
   Per Common share:
     Basic earnings (loss) from continuing operations........ $         0.02  $        (0.42) $        (0.54) $        (0.14)
     Diluted earnings (loss) from continuing operations.....            0.02           (0.42)          (0.54)          (0.14)
     Basic earnings (loss)...................................           0.27            0.60           (0.54)          (0.14)
     Diluted earnings (loss).................................           0.27            0.60           (0.54)          (0.14)

2001:
   Total interest income..................................... $       14,429  $        9,748   $      11,825  $       11,485
   Total interest expense ...................................          8,367           4,844           6,198           5,224
   Provision for loan losses. ...............................            974           1,281           2,292           1,547
   Net interest income after
     provision for loan losses ..............................          5,088           3,623           3,335           4,714
   Investment securities gains (losses) .....................            353              25             155             751
   Total noninterest income .................................          2,583           1,550           1,760           2,239
   Total noninterest expense. ...............................          6,669           6,167           6,233           9,723
   Income tax expense .......................................            291            (395)            (15)         (1,401)
   Income (loss) from continuing operations .................            711            (599)         (1,123)         (1,370)
   Income (loss) from discontinued operations................             94             443              90             332
   Net income (loss).........................................            805            (156)         (1,033)         (1,038)
   Per Common Share:
     Basic earnings (loss) from continuing operations........ $         0.16  $        (0.13) $        (0.24) $        (0.31)
     Diluted earnings (loss) from continuing operations.....            0.16           (0.13)          (0.24)          (0.31)
     Basic earnings (loss)...................................           0.18           (0.03)          (0.22)          (0.24)
     Diluted earnings (loss).................................           0.18           (0.03)          (0.22)          (0.24)

In December 2002, the Company amended the March 31, 2002, June 30, 2002 and the September 30, 2002 Form 10-Q's to reflect certain prior period adjustments and the appropriate presentation for discontinued operations.

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

     (ii.) an amendment thereto on Form 8-K/A filed on May 30, 2000

     (iii.) a Current Report on Form 8-K filed on September 28, 2000

     (iv.) an amendment thereto on Form 8-K/A filed on October 10, 2000

     (v.) a Current Report on Form 8-K filed on February 15, 2001.

     (vi.) a Current Report on Form 8-K filed on October 11, 2002.

     (vii.) An amendment thereto on Form 8-K/A filed on November 5, 2002.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

The directors of the Company, their ages, the positions held by them with the Company and certain of its subsidiaries and their principal occupations for the last five years are as follows:

                 Directors with Terms Expiring In 2003 (Class I)

        Name, Age and Positions Held with the                       Director of             Principal Occupation
              Company and Subsidiaries                             Company Since           During Past Five Years
-------------------------------------------------------          -----------------      -----------------------------
Roy B. Jackson (68)                                                    1999            (Retired) Owner of Jackson
Director of the Company, Community Bank,                                                Farm & Garden Center,
1st Community Credit Corporation;                                                       Minor Hill, Tennessee
Community Appraisals, Inc., Community Insurance Corp.
and Southern Select Insurance, Inc.

Kennon R. Patterson, Jr. (37)                                          2000             Ranch Manager of Heritage
Director of the Company                                                                 Valley Ranch (2000 - Present);
                                                                                        Executive Vice President of
                                                                                        Community Bank (1997-2000);
                                                                                        Senior Vice President of
                                                                                        Community Bank (1996-1997)

Jimmie Trotter (65)                                                    2000            (Retired) Principal of Mortimer
Director of the Company, Community Bank,                                                Jordan High School, Morris,
1st Community Credit Corporation;                                                       Alabama
Community Appraisals, Inc., Community Insurance Corp.
and Southern Select Insurance, Inc.



                Directors with Terms Expiring In 2004 (Class II)

        Name, Age and Positions Held with the                       Director of             Principal Occupation
              Company and Subsidiaries                             Company Since           During Past Five Years
-------------------------------------------------------          -----------------      -----------------------------
Glynn Debter (68)                                                      1996             Owner-operator of Debter
Director of the Company, Community Bank,                                                Farms (cattle breeding),
1st Community Credit Corporation;                                                       Horton, Alabama
Community Appraisals, Inc., Community Insurance Corp.
and Southern Select Insurance, Inc.

John J. Lewis, Jr. (55)                                                1997             Production Planning Manager
Director of the Company, Community Bank,                                                for Tyson Foods, Inc.
1st Community Credit Corporation;                                                      (food processing)
Community Appraisals, Inc., Community Insurance Corp.                                   Blountsville, Alabama
and Southern Select Insurance, Inc.

Loy McGruder (62)                                                      1996             President of Community Bank
Director of the Company.                                                               (2002-Present); Executive Vice
                                                                                        President of Community Bank
                                                                                       (1994-2002)



                Directors with Terms Expiring In 2005 (Class III)

        Name, Age and Positions Held with the                       Director of             Principal Occupation
              Company and Subsidiaries                             Company Since           During Past Five Years
-------------------------------------------------------          -----------------      -----------------------------

Patrick M. Frawley (51)                                                2003             Chairman, President and Chief
Chairman, President and Chief Executive Officer of the                                  Executive Officer of the
Company; Chairman and Chief Executive Officer of                                        Company (2003-Present);
Community Bank; Chairman of 1st Community Credit                                        Chairman and Chief Executive
Corporation, Community Appraisals, Inc., Community                                      Officer of Community Bank
Insurance Corp. and Southern Select Insurance, Inc.                                    (2003-Present); Senior Vice
                                                                                        President of Community Bank
                                                                                       (2002-2003); Director of
                                                                                        Regulatory Relations for Bank
                                                                                        of America (1991-2002).

Denny G. Kelly (63)                                                    1986            (Retired) President of
Director and Vice Chairman of the Company and                                           Community Bank (1993-2002)
Community Bank; Director of 1st Community Credit
Corporation, Community Appraisals, Inc., Community
Insurance Corp. and Southern Select Insurance, Inc.


Kennon R. Patterson, Sr. (60)                                          1983             Chairman, President and Chief
Director of the Company.                                                                Executive Officer of the
                                                                                        Company (1985-2003);
                                                                                        Chairman and Chief Executive
                                                                                        Officer of Community Bank
                                                                                       (1993-2003).

Merritt M. Robbins (65)                                                1996             Piggly Wiggly grocery store
Director of the Company, Community Bank, 1st Community                                  operator and property
Credit Corporation, Community Appraisals, Inc.,                                         developer, New Hope, Alabama


Kennon R. Patterson, Sr. is the father of Kennon R. Patterson, Jr.

On January 20, 2003, Kennon R. Patterson, Sr. filed a petition for protection under Chapter 11 of the United States Bankruptcy Code.

Section 16  Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors, executive officers and persons who beneficially own more than 10% of the Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. There are specific dates by which these reports are to be filed and the Company is required to report in this Proxy Statement any failure to file reports as required for 2002.

The Company is not aware of any instance during 2002 in which directors or executive officers of the Company failed to make timely filings required by
Section   16(a)  of  the  Exchange  Act.  The  Company  has  relied  on  written representations of its directors and executive officers and copies of the reports that have been filed in making required disclosures concerning beneficial ownership reporting.

Item 11 - Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                                                         Compensation
                                                        Annual Compensation                 Awards
                                             ---------------------------------------     -----------
                                                                            Other         Securities           All
                                                                           Annual         Underlying          Other
Name and Principal Position(1)       Year      Salary        Bonus      Compensation     Options/SAR    Compensation(2)
-----------------------------       -------  ---------     --------     ------------     -----------    --------------
Kennon R. Patterson, Sr.             2002   $  917,000            -                -          80,000    $       21,363
Chairman, President                  2001      917,000            -                -          80,000             6,984
and Chief Executive Officer...       2000    1,017,000            -                -                             8,003

Loy McGruder                         2002   $  273,782            -                -          25,000    $       13,163
President                            2001      220,500            -                -          10,000             8,784
Community Bank................       2000      245,000            -                -               -             9,803

Hodge Patterson, III (3)             2002   $  257,438            -                -          12,500    $       13,163
Executive Vice President             2001      234,000            -                -          10,000             8,784
Community Bank................       2000      260,000            -           29,679 (4)                         9,803

Stacey W. Mann................       2002   $  200,000            -                -          12,500    $       13,163
Executive Vice President             2001      185,852            -                -          10,000             8,784
Community Bank................       2000      185,000            -           18,964 (4)           -             9,803

Patrick M. Frawley                   2002   $  175,782 (5)        -                -               -                 -
Senior Vice President                2001            -            -                -               -                 -
Community Bank................       2000            -            -                -               -                 -

Bishop K. Walker, Jr.                2002   $   29,658            -            9,032 (6)           -    $      300,000
Vice Chairman and                    2001      428,400            -                -               -            10,761
General Counsel                      2000      476,000            -                -               -            11,780

Denny G. Kelly                       2002   $   23,365            -                -          15,000    $      335,757
President                            2001      337,500            -                -          10,000             8,784
Community Bank................       2000      375,000            -                -               -             9,803

1. The position shown is the position held during 2002. Mr. Walker and Mr. Kelly retired from the Company and Community Bank as of January, 2002. In January 2003 the Board of Directors terminated Kennon R. Patterson, Sr.'s employment with the Company and Community Bank, and elected Patrick M. Frawley as Chairman, President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of Community Bank. In February 2003, Loy McGruder took a medical leave of absence and Stacey W. Mann was elected Interim President. In April 2003, Hodge Patterson, III left Community Bank to pursue other business interests.

2. Includes life insurance premiums paid by the Company and contributions by the Company to the ESOP during 2002, 2001 and 2000, respectively, as follows: Kennon R. Patterson, Sr., $21,363, $6,984 and $8,003; Bishop K. Walker, Jr., $0, $10,761 and $11,780; Denny G. Kelly, $8,784 and $9,803;
     Loy McGruder,  $13,163,  $8,784 and $9,803; Hodge Patterson,  III, $13,163,


     $8,784 and $9,803; Stacey W. Mann, $13,163,  $8,874 and $9,803; and Patrick
     M. Frawley, $0, $0 and $0. ESOP contributions for 2002 are estimated because the allocations for the 2002 plan year have not been completed by the plan record keeper. This column also includes, in the case of Mr. Walker, a $300,000 severance payment and purchase of an automobile for $50,957 made in connection with his retirement, and, in the case of Mr. Kelly, a $247,500 severance payment made in connection with his retirement and $37,300 in fees for his service during 2002 as a director of the Company and its subsidiaries following his retirement.

3. Hodge Patterson is the brother of Kennon R. Patterson, Sr. and the uncle of Kennon R. Patterson, Jr.

4. Includes for 2000 for Hodge Patterson and Stacy W. Mann, respectively, $2,550 and $2,240 with respect to social club dues, $12,146 and $7,292 with respect to usage of a Company-owned automobile, and $14,983 and $9,432 with respect to discounted interest rates through participation in the Company's employee loan programs.

5. Mr. Frawley's employment by Community Bank was subject to regulatory approval which was obtained on May 30, 2002. Mr. Frawley was an independent contractor from March 1, 2002 until June 10, 2002. The amount shown in the table includes $56,875 paid to Mr. Frawley as an independent contractor and $118,907 paid to him as a Community Bank employee.

6. Includes for 2002 for Bishop K. Walker, Jr. $8,959 with respect to usage of Company-owned automobile, and $73 with respect to discounted interest rates through participation, prior to his retirement, in the Company's employee loan programs.

Stock Options

The following table provides information concerning grants of stock options by the Company to the named executive officers during 2002:

                        Option Grants in Last Fiscal Year

                                                                              Potential realizable value at
                                      Individual                              assumed annual rates of stock
                                                                            ----------------------------------
                                        Grants                              price appreciation for option term
                            ---------------------------------

                                                Percent of
                                Number of      total options
                               securities       granted to
                               underlying      employees in     Exercise or   Expiration
Name                         options granted    fiscal year      base price      date         5%        10%
-------------------------   ----------------- ---------------  -------------  ----------  --------- ----------

Kennon R. Patterson, Sr.              80,000           23.53%  $        7.00     7/18/07  $ 156,000 $  342,400

Bishop K. Walker, Jr.                      0               0%           7.00     7/18/07          0          0

Denny G. Kelly                        15,000            4.41%           7.00     7/18/07     29,250     64,200

Hodge Patterson, III                  12,500            3.68%           7.00     7/18/07     24,375     53,500

Loy McGruder                          25,000            7.35%           7.00     7/18/07     48,750    107,000

Stacey W. Mann                        12,500            3.68%           7.00     7/18/07     24,375     53,500

Patrick M. Frawley                         0               0%           7.00     7/18/07          0          0

Option Exercises and Holdings

The following table provides information concerning the exercise of stock options during 2002 by the named executive officers and the unexercised stock options held by them at December 31, 2002.


         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                               Number of Securities           Value of Unexercised
                                                              Underlying Unexercised               In-the-money
                                                              Options/SARs at FY-End        Options/SARs at FY-End (1)

                                 Shares
                               Acquired on      Value
     Name                       Exercise      Realized     Exercisable    Unexercisable    Exercisable    Unexercisable
     ------------------------  -----------  ------------  -------------  ---------------  -------------  ---------------
     Kennon R. Patterson, Sr.            0  $          0        160,000                -              -                -

     Bishop K. Walker, Jr.               0             0              0                -              -                -

     Denny Kelly                         0             0         35,000                -              -                -

     Hodge Patterson                     0             0         15,000                -              -                -

     Loy McGruder                        0             0         41,667                -              -                -

     Stacey W. Mann                      0             0         27,500                -              -                -

     Patrick M. Frawley                  0             0              0                -              -                -

(1) Represents market value of underlying shares of Common Stock of $7.00 per share at December 31,2002, as determined by the Board of Directors, net of the exercise price of the options.

Retirement Plan

The following table shows the estimated annual benefits payable at normal retirement age (age 65) under a qualified defined benefit retirement plan (Community Bancshares, Inc. Revised Pension Plan) as well as under a non-qualified supplemental retirement plan (Community Bancshares Inc. Benefit Restoration Plan). This supplemental plan provides benefits that would otherwise be denied participants because if Internal Revenue Code limitations on qualified plan benefits. All of the named executive officers except Mr. Frawley are participants in this supplemental plan.


                                                         Pension Plan Table
                                                      Years of Credited Service
                                    -------------------------------------------------------------
 Average Annual
  Compensation                           10              20             30               40
----------------                    -------------  -------------  --------------    -------------
$         25,000                    $       3,750  $       7,500  $       11,250    $      15,000
          50,000                            7,500         15,000          22,500           30,000
          75,000                           11,250         22,500          33,750           45,000
         100,000                           15,000         30,000          45,000           60,000
         250,000                           37,500         75,000         112,500          150,000
         500,000                           75,000        150,000         225,000          300,000
         750,000                          112,500        225,000         337,500          450,000
       1,000,000                          150,000        300,000         450,000          600,000
       1,250,000                          187,500        375,000         562,500          750,000


The benefits shown are not subject to any deduction for Social Security benefits or other offset amounts. Benefits shown above are computed as a straight-line annuity beginning at age 65.

The amount of compensation covered by the combination of plans covering the named executive officers is total compensation, including bonuses, overtime or other forms of extraordinary compensation. The amount of the retirement benefit is determined by the length of the retiree's credited service under the plans and his average monthly earnings for the five highest compensated, consecutive calendar years of the retiree's final ten consecutive calendar years of employment with the Company and its subsidiaries. The full years of credited service under the plans for the named executive officers as of December 31, 2002 are as follows: Kennon R. Patterson, Sr.: 19 years; Bishop K. Walker, Jr.: 15 years; Denny G. Kelly: 16 years; Hodge Patterson, III: 15 years; Loy McGruder:
15  years,   Stacey  W.  Mann:  19  years  and  Patrick  M.  Frawley:   1  year.

Compensation of Directors

During 2002 non-employee directors of the Company were paid a fee of $1,500 for each month during which the director served. Non-employee members of the Company's Executive Committee, Nominating Committee, Executive Compensation Committee and Audit Committee received a fee of $500 per meeting. Non-employee directors of the Company who were also directors of Community Bank or its subsidiaries received the following monthly fees: Community Bank - $500; 1st Community Credit Corporation - $250; and Community Insurance Corp. - $250. Non-employee directors of Community Appraisals, Inc. received a quarterly fee of $250. Non-employee members of Community Bank's committees receive the following fees: Audit Committee and Asset Quality Committee - $500 per quarter;
Compensation Committee and Personnel Grievance Committee - $500 per meeting; Electronic Data Processing Committee - $100 per quarter; and Executive Committee, Directors Credit Committee and Construction Oversight Committee - $100 per meeting.

Effective April 1, 2003, non-employee directors of the Company are paid a fee of $500 for each quarterly meeting. Non-employee members of the Company's Executive Committee, Nominating Committee, Executive Compensation Committee and Audit Committee receive a fee of $250 per meeting. Non-employee directors of the Company who are also directors of Community Bank receive a monthly fee of $1,500 plus $500 per meeting for each meeting in excess of two per month. Non-employee directors of 1st Community Credit Corporation, Community Appraisal, Inc. and Community Insurance Corp. receive a quarterly fee of $250. Non-employee members of Community Bank's committees receive $250 per meeting.

Employment Agreements and Change in Control Arrangements

Employment Agreements

Effective April 1, 1996, the Company entered into an Employment Agreement with Kennon R. Patterson, Sr., which was amended on October 14, 1999. The Employment Agreement, as amended, provided that Mr. Patterson would serve as the Chairman of the Board of Directors, President and Chief Executive Officer of the Company and receive an annual cash compensation of at least $898,600, the amount of Mr. Patterson's total cash compensation for 1999, with increases in his compensation as determined by the Board of Directors based on the recommendation of the Company's Executive Compensation Committee. Mr. Patterson's Employment Agreement also provided that he would receive four weeks of paid vacation annually, use of an automobile for business and personal purposes, reimbursement of reasonable business and professional expenses, memberships in civic and social clubs, and an annual allowance of $10,000 for the purchase of life insurance. In the event that Mr. Patterson was disabled to the extent that he was incapable of performing his duties, he would have been entitled to a continuation of his compensation during the period of disability, but not to exceed one year. Mr. Patterson's employment with the Company and Community Bank was terminated on January 27, 2003. Pursuant to the Employment Agreement, Mr. Patterson may not engage in the business of banking within a 25 mile radius of any office of the Company or its subsidiaries for a period of two years following the termination of his employment.

Change in Control Agreements

The Company entered into Change in Control Agreements with each of the named executive officers except Mr. Frawley on December 4, 1999. These agreements have terms of three years and are automatically renewed unless terminated at the end of their terms by the Company's Executive Compensation Committee. In the event of a change in control (as defined in the agreements) of the Company, the named executive officer is entitled to receive certain severance benefits if his employment is terminated by the Company within 30 months following the change in control, unless the termination is for cause or by reason of the officer's death, disability or retirement on or after age 65. The officer is also entitled to these severance benefits if the officer terminates employment with the Company within 30 months following a change in control because, among other reasons, the officer's authority, duties, compensation or benefits have been reduced or the officer is forced to relocate more than 50 miles from his place of employment immediately prior to the change in control. If, during the term of the agreement, a transaction is proposed which, if consummated, would constitute a change in control and, the officer's employment is thereafter terminated by the Company other than for cause or by reason of the officer's death, disability or retirement on or after age 65, and the proposed transaction is consummated within one year following the officer's termination of employment, the change in control will be deemed to have occurred during the term of the agreement and the officer will be entitled to severance benefits. The officer is also entitled to receive severance benefits if the officer terminates employment for any reason during a 30-day period beginning 12 months after the occurrence of a change in control.

The severance benefits payable under the Change in Control Agreements are as follows: (i) a lump sum payment equal to the present value of the officer's monthly salary which would have been payable for 30 months following the officer's termination of employment but for such termination; (ii) a lump sum payment equal to the present value of a monthly payment payable for 30 months, which monthly payment is calculated by taking one-twelfth of the average of the bonuses earned by the officer for the two calendar years immediately preceding the year in which the officer's termination of employment occurs; (iii) continuation of the officer's health and life insurance benefits for 30 months following the officer's termination of employment at the same level and on the same terms as provided to the officer immediately prior to his termination of employment; (iv) full vesting and continued participation for a period of 30 months following the officer's termination of employment in certain retirement plans or, if such full vesting and continued participation is not allowed, payment by the Company of a lump sum supplemental benefit in lieu of full vesting and continued participation in such plans; and (v) individual career counseling and outplacement services for a reasonable period of time following the officer's termination of employment, up to a maximum cost to the Company of $5,000 per officer.

The Change in Control Agreements with Bishop K. Walker, Jr. and Denny G. Kelly were terminated on January 9, 2002. The Change in Control Agreement with Kennon
R. Patterson, Sr. was terminated on January 27, 2003. The Change in Control Agreements with Hodge Patterson, III and Loy McGruder are expected to terminate on April 18, 2003 and June 6, 2003, respectively. See footnote 1 to Summary Compensation Table above.

Retirement/Consulting and Stock Purchase Agreements

On January 9, 2002 the Company entered into agreements with Bishop K. Walker, Jr. and Denny G. Kelly in connection with the retirement of Mr. Walker and Mr. Kelly as executive officers of the Company and Community Bank. Pursuant to these agreements Mr. Walker and Mr. Kelly are to receive payments from Community Bank of $600,000 and $495,000, respectively, payable in two equal installments in January, 2002 and January, 2003. In addition, Community Bank agreed to transfer a bank-owned vehicle to each of Mr. Walker and Mr. Kelly. Mr. Walker and Mr. Kelly each waived all claims against the Company, Community Bank and their respective directors, officers and employees, and agreed to provide consulting services during 2002 and 2003 as requested by management and the Board of Directors on matters to include, but not be limited to, title insurance and stock transfer, in the case of Mr. Walker, and shareholder relations, customer relations and new customer development, in the case of Mr. Kelly. The Company agreed to purchase approximately 270,000 shares of Common Stock from Mr. Walker and approximately 77,000 shares of Common Stock from Mr. Kelly at a price of $12.00 per share subject to any required regulatory approvals. Mr. Walker's stock is to be purchased no later than January, 2004 and Mr. Kelly's stock is to be purchased no later than January, 2005. The Change in Control Agreements between the Company and each of Mr. Walker and Mr. Kelly were terminated. In the event of a change in control of the Company prior to the consummation of the stock purchase by the Company, Mr. Walker and Mr. Kelly each have the option to decline to sell their stock to the Company and to receive the same consideration being paid to other stockholders of the Company in connection with the change in control.

Due to regulatory concerns, the Company did not make the payments due under these contracts in January, 2003. The Company is awaiting regulatory approval of the payments made in January, 2002.

Compensation Committee Interlocks and Insider Participation

The following directors currently serve as members of the Executive Compensation Committee of the Company's Board of Directors and also served on such committee during 2002:

Merritt M. Robbins (Chairman)      Roy B. Jackson       Kennon R. Patterson, Jr.
Jimmie Trotter (Vice Chairman)     Denny G. Kelly
Glynn Debter                       John J. Lewis, Jr.

Denny G. Kelly is a former executive officer of the Company and Community Bank. Kennon R. Patterson, Jr. is a former executive officer of Community Bank and the son of Kennon R. Patterson, Sr., the Company's Chief Executive Officer.

In June 2000, Community Bank sold to, and leased back from, Debter Properties, LLC, an Alabama limited liability company of which Glynn Debter is a member, real property. The lease was assigned to Peoples Bank of North Alabama in May 2002. See "Certain Relationships and Related Transactions" above.

                     EXECUTIVE COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

Overview

The Company's Executive Compensation Committee (the "Compensation Committee") is responsible for establishing and administering the Company's executive compensation program. The Compensation Committee also makes recommendations regarding executive compensation to the Board of Directors, which has final approval of the compensation of each executive officer, including the named executive officers identified in the Summary Compensation Table above. The named executive officers do not participate in the Board of Directors' review and determination of their compensation or in the Compensation Committee's review and recommendation of their compensation.

The Company's executive compensation program is designed to attract, reward, retain and motivate executive officers who will provide strong leadership necessary for the Company to achieve superior financial performance and stockholder return, and who will be an integral part of the communities that the Company serves. During 2002, the Company's executive compensation program consisted only of base compensation and long-term incentives. Executive officers also receive various perquisites comparable to those made available to executive officers of other financial institutions, as well as retirement and other employee benefits that are generally available to employees of the Company and its subsidiaries.

Executive Compensation Program

Base Compensation

Base compensation provides the foundation for the Company's executive compensation. Its purpose is to compensate the executive for performing the basic duties that he or she is expected to perform. Salaries are typically reviewed and adjusted each year. During 2002 the base compensation paid to Kennon R. Patterson, Sr. was subject to the terms of his employment agreement with the Company. Mr. Patterson's employment agreement provided for a minimum base salary, is subject to annual review in the discretion of the Board of Directors based upon the recommendation of the Compensation Committee

In determining the base compensation for a particular executive officer, the Compensation Committee performs a subjective evaluation with three primary factors in mind: (i) the officer's individual performance, (ii) performance of the Company and business unit or units of the Company for which the officer is responsible, and (iii) published compensation data for comparable positions at other financial institutions. The Compensation Committee does not assign any relative or specific weights to these factors, and individual members of the Compensation Committee may give differing weights to different factors. Accordingly, during a particular year, the base compensation of an executive officer of the Company may not necessarily be related to the Company's performance during that year or the prior year.

Individual Performance. In determining its recommended compensation for each executive officer of the Company, the Compensation Committee considers the officer's individual performance during the prior year. Individual performance is generally evaluated by reference to the executive officer's annual performance review, in which the officer is subjectively graded by his or her superiors on various specified criteria, such as leadership skill and management ability.

Company Performance. The Compensation Committee also considers the performance during the prior year of the Company and the bank, branch, branches or other business unit or units of the Company for which the executive officer is responsible. For example, in determining the compensation for the Chairman, Chief Executive Officer and President of the Company, the Compensation Committee reviews the performance of the entire Company, and in determining the compensation for the President of Community Bank, the Compensation Committee reviews the performance of Community Bank as a whole. The Compensation Committee subjectively evaluates the performance by the business units with respect to criteria that the Compensation Committee believes to be relevant in assessing the units' performance. The Compensation Committee has not established any target amounts for these criteria, which may differ from unit to unit, depending on the nature of the unit's business (such as banking, consumer finance or insurance) and how long the unit has been in operation, among other factors. The Compensation Committee generally focuses on the following five criteria, to the extent applicable, in assessing each unit's performance: (i) growth in loan portfolio; (ii) growth in deposits;
(iii) amount of employee turnover; (iv) net profit; and (v) charge-offs and loan losses.

Published Compensation Data. The Company subscribes to several industry publications that report compensation of the executive officers of other financial institutions. The Compensation Committee reviews information regarding the compensation of similarly-situated executives at comparable institutions in determining its recommended compensation for a particular executive officer.

Based on these and other factors that the Compensation Committee and its members may deem to be relevant, the Compensation Committee determines the base compensation of each executive officer and makes its recommendations to the Board of Directors. The Board of Directors then considers the Compensation Committee's recommendations, and may elect to decrease, increase or approve the compensation recommended by the Compensation Committee. During 2002 the annual base compensation for Kennon R. Patterson, Sr. remained at $917,000. The annual base compensation of the following named officers was increased to reflect additional duties or positions: Loy McGruder to $273,782; Hodge Patterson to $257,438; and Stacey W. Mann to $200,000. Bishop K. Walker, Jr. and Denny G. Kelly retired in January 2002 and Patrick M. Frawley was hired during 2002.

Annual Bonuses

The Company has, to a limited extent, provided short-term incentives to executive officers in the form of annual cash bonuses in recognition of outstanding individual performance and/or business unit performance. The Board of Directors did not award bonuses to any executive officer of the Company for 2002, based on the Board's determination that the officers' base compensation provided adequate compensation based on the Company's performance during 2002.

Long-Term Incentives

The purpose of long-term incentives is to provide incentives and rewards recognizing the performance of the Company over time and to motivate long-term, strategic thinking among executives. During 2002, the Company granted stock options to its directors and certain of its officers as long-term incentives because, among other reasons, the Compensation Committee believes stock options properly align executive pay with stockholders' interests. The grant of stock options is a common method of incentive compensation for financial institutions and other publicly held companies and allows the Company to be competitive with other employers. The number of options granted to a particular executive officer generally reflects the officer's position within the Company, the Compensation Committee's subjective evaluation of the officer's performance and contribution to the Company, and the Compensation Committee's analysis of the value of the options awarded (using a standard methodology for valuing options). During 2002, the Company granted options to Kennon R. Patterson, Sr., Loy McGruder, Hodge Patterson, Stacey Mann, Denny Kelly and certain other senior officers of the Company, with an exercise price equal to 100% of the fair market value of the Common Stock on the date that the options were granted, as determined by the Board of Directors.

Chief Executive Officer Compensation

Effective April 1, 1996, the Company entered into an employment agreement with Kennon R. Patterson, Sr., the Chief Executive Officer of the Company, which was amended on October 14, 1999. Compensation for Mr. Patterson during 2002 was determined in accordance with the terms of his employment agreement and the Board of Directors' subjective evaluation of Mr. Patterson's performance and that of the Company, as well as the other factors and criteria described above for other executive officers of the Company. For 2002 Mr. Patterson's annual base salary remained at $917,000, the amount of his 2001 base salary. Mr. Patterson's cash compensation for 2001 had been reduced by 10% as part of a program to decrease non-interest expenses at the Company.

Mr. Patterson's employment with the Company and Community Bank was terminated on January 27, 2003.

By the Executive Compensation Committee:

Merritt M. Robbins (Chairman)     Roy B. Jackson        Kennon R. Patterson, Jr.
Jimmie Trotter (Vice Chairman)    Denny G. Kelly
Glynn Debter                      John J. Lewis, Jr.

                                PERFORMANCE GRAPH

Set forth below is a graph comparing the yearly percentage change in the cumulative total return of the Common Stock against the cumulative total return of the NASDAQ Stock Market Bank Index and the American Stock Exchange Major Market Index for the last five years. It assumes that the value of the investment in the Common Stock and in each index was $100.00 and that all dividends were reinvested. There is no established trading market for the Common Stock and, therefore, no reliable information is available as to the prices at which such Common Stock has traded. To the extent that cumulative total return data provided in the graph below is based in part on the price of the Common Stock at the dates indicated, such information should not be viewed as indicative of the actual or market value of the Common Stock.

                               [GRAPHIC OMITTED]

                          1997      1998      1999      2000      2001      2002
                       --------  --------  --------  --------  --------  --------
Community Bancshares   $ 100.00  $ 137.78  $ 170.29  $ 146.35  $ 109.76  $ 109.76
AMEX                     100.00    120.32    144.04    135.75    132.29    116.37
NASDAQ                   100.00     99.36     95.51    108.95    117.97    120.61

Index 12/31/97 12/31/98 12/31/99 12/31/00 12/31/01 12/31/02

Community Bancshares, Inc. 100.00 137.78 170.29 146.35 109.76 109.76
AMEX Major Markets 100.00 120.32 144.04 135.75 132.29 116.37
NASDAQ Bank Index* 100.00 99.36 95.51 108.95 117.97 120.61
Source : SNL Financial L.C.

The information provided under the headings "Executive Compensation Committee Report on Executive Compensation" and "Performance Graph" shall not be deemed to be "soliciting material" or tobe "filed" with the SEC, or subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or to liabilities of Section 18 of the Exchange Act and, unless specific reference is made therein to such headings, shall not be incorporated by reference to any filings under the Securities Act of 1933 or the Exchange Act.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 31, 2003, with respect to ownership of shares of Common Stock by each of the Company's directors, all directors, and executive officers of the Company as a group, and each other person or group that is known by the Company, based solely upon a review of filings made with the SEC, to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.


                                    Shares of Common Stock Beneficially Owned (1)            Percentage of
                                    ---------------------------------------------
                                                                                             Total Shares
Person, Group or Entity             Sole Power (2)    Shared Power (3)      Aggregate         Outstanding
-----------------------             --------------    ----------------      ---------         -----------

I.  Directors, Nominees and
    Executive Officers

Glynn Debter                          25,400   (4)          21,611             47,011                *
Patrick M. Frawley                    75,500   (5)         174,267            250,267             5.20
Roy B. Jackson                        26,500   (6)           6,600             33,100                *
Denny G. Kelly                        45,500   (7)          60,208            105,708             2.20
John J. Lewis, Jr.                    68,390   (8)         175,467            243,857             5.07
Loy McGruder                          46,367   (9)          32,084             78,501             1.63
Kennon R. Patterson, Sr.              41,435  (10)         552,442            593,877            12.35
Kennon R. Patterson, Jr.              31,699  (11)          70,588            102,287             2.13
Merritt M. Robbins                   198,427  (12)         179,337            377,764             7.85
Jimmie Trotter                        27,000  (13)         178,281            205,281             4.27
All Company directors,
nominees for directors and
executive officers as a group
(11 persons)                         601,718               857,496          1,459,764            30.35

II. Others

U.S. Trust Company, N.A. as
   Trustee of the Community
   Bancshares, Inc. Employee
   Stock Ownership Plan (14)               -               518,742  (15)      518,742 (15)       10.78

Doris S. Corr, Bryan A. Corr, Sr.
   Tina M. Corr, Joan M. Currier,
   John David Currier, Sr.,
   Christy C. Chandler, John
   David Currier, Jr., and Corr,
   Inc., as a group, 600 Third
   Avenue East, Oneonta,
   AL 35121 (16)                     181,278              200,071            381,349              7.93

Bishop K. Walker, Jr.                214,229               57,749            271,978              5.65

(1)  The  number of shares  reflected  is shares  which,  under  applicable  SEC regulations, are deemed to be beneficially owned, including shares as to which, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, either voting power or investment power is held or shared. In addition, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person which are currently exercisable, or which will become exercisable within 60 days following March 31, 2003, are deemed to be outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The total number of shares beneficially owned is divided, where applicable, into two categories: (i) shares as to which voting/investment power is held solely, and (ii) shares as to which voting/investment power is shared.



(2) Unless otherwise specified in the following footnotes, if a beneficial owner is shown as having sole power, the owner has sole voting as well as sole investment power, and if a beneficial owner is shown as having shared power, the owner has shared voting power as well as shared investment power. Some individuals are shown as beneficial owners of shares held by the Company's ESOP. The individual has sole power to direct the ESOP trustee as to the manner in which shares allocated to the individual's account under the ESOP are to be voted. The individual has no direct power of disposition with respect to shares allocated to the individual's account, except to request a distribution under the terms of the ESOP. The ESOP record keeper has not completed the allocation as of December 31, 2002, so the number of shares shown as allocated to an individual's account are as of December 31, 2001.

(3) This column may include shares held in the name of, among others, a spouse, minor children or certain other relatives sharing the same home as the director, nominee, executive officer or 5% stockholder. In the cases of Messrs. Frawley, Lewis, Robbins and Trotter this column includes 174,267 shares which are held by the ESOP and which have not been allocated to any participant account. These individuals serve as members of the Administrative Committee of the ESOP and have investment authority over the unallocated shares, but each individual disclaims any beneficial ownership with respect to such unallocated shares.

(4) Includes 25,500 shares which could be acquired within 60 days following March 31, 2003 pursuant to stock options.

(5) Includes 75,000 shares which could be acquired within 60 days following March 31, 2003 pursuant to stock options.

(6) Includes 25,000 shares which could be acquired within 60 days following March 31, 2003 pursuant to stock options.

(7) Includes 25,000 shares which could be acquired within 60 days following March 31, 2003 pursuant to stock options and 17,528 shares allocated to Mr. Kelly's ESOP account as of December 31, 2001.

(8) Includes 25,000 shares which could be acquired within 60 days following March 31, 2003 pursuant to stock options and 19,868 shares held by an estate of which Mr. Lewis is the executor and a beneficiary.

(9) Includes 35,000 shares which could be acquired within 60 days following March 31, 2003 pursuant to stock options and 11,367 shares allocated to Mr. McGruder's ESOP account as of December 31, 2001.

(10) Includes 41,335 shares allocated to Mr. Kennon R. Patterson, Sr.'s ESOP account as of December 31, 2001.

(11) Includes 25,000 shares which could be acquired within 60 days following March 31, 2003 pursuant to stock options.

(12) Includes 25,000 shares which could be acquired within 60 days following March 31, 2003 pursuant to stock options.

(13) Includes 25,000 shares which could be acquired within 60 days following March 31, 2003 pursuant to stock options.

(14) The address of North Star Trust Company is 500 West Madison Street, Suite 3630, Chicago, Illinois 60661.



(15) Participants in the ESOP have the power to direct the ESOP trustee how to vote shares allocated to their individual accounts. Any unallocated shares, and any allocated shares with respect to which voting instructions are not received from a participant, will be voted by the appropriate ESOP fiduciary in its discretion.

(16) Information about this group was obtained from a Schedule 13D, and amendments thereto, filed by such group with the SEC.

Item 13 - Certain Relationships and Related Transactions

Community Bank has from time to time made loans to certain of its directors and executive officers, and members of their immediate families. Except as noted below, all such loans are made in the ordinary course of business on substantially the same credit terms, including interest rates and collateral and do not represent more than a normal risk of collection or present other unfavorable features. Community Bank maintains a program whereby each of its full-time employees is eligible for a 1% discount in the rate of interest charged on a loan from Community Bank. Federal banking regulations permit executive officers of Community Bank to participate in this program. In addition, Community Bank maintains a program for executive officers and other of its employees who are required by Community Bank to relocate within its market area in connection with their employment with Community Bank. Under this program, each of these employees is eligible for a 5% annual interest rate on first mortgage, real estate loans from Community Bank. The largest aggregate amount of loans to directors and executive officers of the Company and members of their immediate families outstanding at any time during 2002 under these two programs was approximately $2.1 million. As of April 10, 2003, the total outstanding balance of loans by Community Bank to directors and executive officers of the Company and members of their immediate families under these two programs was approximately $1.1 million.

As of March 28, 2003, Community Bank has outstanding to Kennon R. Patterson, Sr., a director of the Company a real-estate loan in the amount of $5,372,050. During 2002, the highest balance outstanding for this loan was $5,150,000, and its balance at year end was $5,150,000. The loan bears interest at 4.25%. On January 20, 2003, Mr. Patterson filed a petition for protection under Chapter 11 of the United States Bankruptcy Code, and this loan is currently on nonaccrual status.

As of March 28, 2003, Community Bank has outstanding to Hodge Patterson, former Executive Vice President of Community Bank a real-estate loan of $538,350. During 2002, the highest balance outstanding for this loan was $552,732, and its balance at year end was $540,401. The loan bears interest at 5.00%.

As of March 28, 2003, Community Bank has outstanding to Denny G. Kelly, a director of the Company and Community Bank:

(i) a real estate loan in the amount of $305,402. During 2002, the highest balance outstanding for this loan was $305,402 and its balance at year end was $305,402. The loan bears interest at 5.5%.

(ii) a loan in the amount of $630,150. During 2002, the highest balance outstanding for this loan was $580,000 and its balance at year end was $580,000. The loan bears interest at 4.25% and is secured by 61,670 shares of Company common stock. This loan is currently on nonaccrual status.

(iii)An unsecured loan in the amount of $101,377. During 2002, the highest balance outstanding for this loan was $97,500 and its balance at year end was $97,500. The loan bears interest at 4.25% and is currently on nonaccrual status.

The Company has engaged the accounting firm of Schauer, Taylor, Cox, Vise and Morgan, P.C. to perform certain accounting services. Doug Schauer, a member of the firm, is Kennon R. Patterson, Sr.'s son-in-law. Services performed by Schauer, Taylor, Cox, Vise and Morgan, P.C. for the Company in 2002 have been limited to preparation of the Company's quarterly tax accruals, preparation and filing the Company's federal and state tax returns, consultation regarding interpretation and application of accounting standards and EDGAR services in connection with the company's filings with the Securities and Exchange Commission. The Company and its subsidiaries paid Schauer, Taylor, Cox, Vise and Morgan, P.C. $102,684 for services rendered during 2002.

In June 2000,  Community Bank loaned  $1,696,576 to Debter  Properties,  LLC, an
Alabama limited liability company of which a director of the Company is a member, to fund the purchase from Community Bank of the real property in which Community Bank's Boaz, Alabama office was located. Concurrently with this loan and the purchase of the real property, Community Bank entered into a lease agreement, as the tenant, with Debter Properties, LLC to lease back this real property from Debter Properties, LLC. On May 31, 2002 Community Bank sold its Boaz, Alabama office to Peoples Bank of North Alabama which assumed the loan to Debter Properties, LLC and Community Bank's obligations under the lease.

At December 31, 2002, the total outstanding balance of indebtedness incurred by the ESOP to purchase shares of Common Stock was approximately $2,083,342. This indebtedness, which is owed to a third party and is secured by a pledge of 148,972 shares of Common Stock that have not been allocated by the ESOP, is guaranteed by the Company.

Item 14 - Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, within 90 days prior to the date of the filing of this annual report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal controls.

     Subsequent to the date of their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Index of documents filed as part of this report:

Community Bancshares, Inc. and Subsidiaries
Financial Statements                                                                                      Page(s)

Report of Independent Accountants....................................................................      42
Consolidated Statements of Financial Condition as of
   December 31, 2002 and 2001........................................................................      43

Consolidated Statements of Income for the years ended
   December 31, 2002, 2001 and 2000..................................................................      44-45

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2002, 2001 and 2000..................................................................      46

Consolidated Statements of Cash Flows for the years ended
   December 31, 2002, 2001 and 2000..................................................................      47-48

Notes to Consolidated Financial Statements - December 31, 2002, 2001 and 2000........................      49-87


     (b)  Reports on Form 8-K

          The Company filed four reports on Form 8-K during the fourth quarter of 2002:

          October 11, 2002 - Changes in Registrant's Certifying Accountant.

          November 5, 2002 - (8-K/A) to include letter from previous accountant in the changes in Registrant's Certifying Accountant.

          November 29, 2002 - Proposed settlement of Benson litigation.

          December 16, 2002 - Consent Agreement with the Alabama State Banking Department.

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

        10.2   Plan  document  for  the  Community   Bancshares,   Inc.  Benefit
               Restoration Plan adopted April 12, 1994, effective January 1, 1995 (6) (*)

        10.3 Subordinated Promissory Note, dated October 4, 1994, between Community Bancshares, Inc. as borrower and Jeffrey K. Cornelius as holder (7)

        10.4   Employment Agreement,  dated March 28, 1996 by and between Kennon
               R. Patterson, Sr. and Community Bancshares, Inc. (8) (*)

        10.5 Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc.
               (9) (*)

        10.6 Stock Option Agreement between Community Bancshares, Inc. and Denny Kelly, dated March 26, 1998 (10) (*)

        10.7 Stock Option Agreement between Community Bancshares, Inc. and Loy McGruder, dated March 26, 1998 (11) (*)

        10.8 Form of Stock Option Agreement between Community Bancshares, Inc. and grantees, dated March 26, 1998 (12) (*)

        10.9 Form of Change in Control Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr. and Loy McGruder dated December 4, 1999 (13) (*)

        10.10 Form of Stock Option Agreement for Non-Employee Directors between Community Bancshares, Inc., and each of Glynn Debter, Roy
               B. Jackson, John J. Lewis, Jr., Merritt Robbins and Robert O. Summerford, dated December 4, 1999 (14) (*)

        10.11 Form of Stock Option Agreement for Employees between Community Bancshares, Inc., and each of Kennon R. Patterson, Sr., Bishop K. Walker, Jr., Denny Kelly, and Loy McGruder, dated December 4, 1999 (15) (*)

        10.12 Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (16)

        10.13 Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (17)

        10.14  Placement  Agreement,  dated March 23,  2000,  between  Community
               (AL) Capital Trust I, Community Bancshares, Inc. and Salomon Smith Barney, Inc. (18)

        10.15 Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (19)

        10.16 Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (20)

        10.17 Lease Agreement, dated June 1, 2000, between Debter Properties, LLC, as lessor, and Community Bank, as lessee (21)

        10.18 Addendum to Lease Agreement and Loan Agreement, dated June 1, 2000, between Debter Properties, LLC and Community Bank (22)

        10.19  Form  of  Amendment  to  Nonqualified   Stock  Option  Agreement,
               between Community Bancshares, Inc. and grantee, dated December 12, 2000 (23) (*)

        10.20 Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Newton (24)(*)

        10.21 Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Jr., Loy McGruder, Kennon R. Patterson, Jr., Merritt Robbins, Robert O. Summerford, Jimmie Trotter and Kerri Newton dated December 18, 2001 (25)(*)

        10.22 Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (26)(*)

        10.23 Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (27)(*)

        10.24 Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (28)(*)

        10.25 Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (29)(*)

        10.26 Acquisition Agreement dated December 21, 2001 by and among First Farmers and Merchants Corporation, First Farmers and Merchants National Bank of Columbia, Community Bank and Community Bancshares, Inc. (30)

        10.27 Supplemental Agreement dated January 23, 2002 between First Farmers and Merchants Corporation, First Farmers and Merchants National Bank of Columbia, Community Bank and Community Bancshares, Inc. (31)

        10.28 Acquisition Agreement dated the 25th day of February, 2002 by and between First Southern National Bank and Community Bank (32)

        10.29 Acquisition Agreement dated the 25th day of February, 2002 by and between Peoples Bank of North Alabama and Community Bank (33)

        10.30 Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (34)

        10.31 Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Merritt Robbins, Robert O. Summerford and Jimmie Trotter dated July 19, 2002 (*)

        10.32 Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (*)

        11     Statement of computation of per share earnings

        16     Letter re: change in Certifying Accountant (35)

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

(6) Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference

(7) Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference

(8) Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference

(9) Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference

(10) Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

(11) Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

(12) Filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

(13) Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference

(14) Filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference

(15) Filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference

(16) Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

(17) Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

(18) Filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

(19) Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

(20) Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

(21) Filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

(22) Filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference

(23) Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference

(24) Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference

(25) Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(26) Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(27) Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(28) Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(29) Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(30) Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(31) Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(32) Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(33) Filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(34) Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(35) Filed as Exhibit 16 to Form 8-K/A dated October 4, 2002, and incorporated herein by reference


(*)  Management contract or compensation plan or arrangement

     Certain financial statements, schedules and exhibits have been omitted because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the city of Blountsville, State of Alabama, on April 15, 2003. Each of the undersigned certifies that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                      COMMUNITY BANCSHARES, INC.

                                         By: /s/ PATRICK M. FRAWLEY
                                            ------------------------------------
                                            Patrick M. Frawley
                                            Chairman and Chief Executive Officer


                                         By: /s/ KERRI C. KINNEY
                                            ------------------------------------
                                            Kerri C. Kinney
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

                                    Signature

/s/ PATRICK M. FRAWLEY
---------------------------------------
Patrick M. Frawley                          Chairman of the Board, President,
                                            Chief Executive Officer, Director
                                           (principal executive officer)

/s/ KERRI C. KINNEY
---------------------------------------
Kerri C. Kinney                             Chief Financial Officer (principal
                                            accounting officer)

/s/ GLYNN DEBTOR
---------------------------------------
Glynn Debter                                Director

/s/ ROY B. JACKSON
---------------------------------------
Roy B. Jackson                              Director

/s/ DENNY KELLY
---------------------------------------
Denny Kelly                                 Director

/s/ JOHN J. LEWIS, JR.
---------------------------------------
John J. Lewis, Jr.                          Director

/s/ LOY MCGRUDER
---------------------------------------
Loy McGruder                                Director

---------------------------------------
Kennon R. Patterson, Jr.                    Director


---------------------------------------
Merritt Robbins                             Director


---------------------------------------
Kennon R. Patterson, Sr.                    Director

/s/ JIMMIE TROTTER
---------------------------------------
Jimmie Trotter                              Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with Community Bancshares, Inc. ("Company") Quarterly Report on Form 10-K for the period ended December 31, 2002 ("Report"), each of the undersigned certify that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  April 15, 2003          By:  /s/ Patrick M. Frawley
       ---------------           -----------------------------------------------
                                 Patrick M. Frawley
                                 Chairman, Chief Executive Officer and President




Date:  April 15, 2003          By:  /s/ Kerri C. Kinney
       ---------------           -----------------------------------------------
                                 Kerri C. Kinney
                                 Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I,   Patrick M. Frawley, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on form 10-K of Community Bancshares, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

          c) presented in this annual report our conclusions about the effectiveness of the controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003                  /s/ Patrick M. Frawley
     ----------------                -------------------------------------------
                                     Patrick M. Frawley, Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I,   Kerri C. Kinney, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on form 10-K of Community Bancshares, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

          c) presented in this annual report our conclusions about the effectiveness of the controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003                   /s/ KERRI C. KINNEY
     ----------------                -------------------------------------------
                                     Kerri C. Kinney, Chief Financial Officer

                                  EXHIBIT 10.31




Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Merritt Robbins, Robert O. Summerford and Jimmie Trotter dated July 19, 2002

                           COMMUNITY BANCSHARES, INC.
                    2003 NONQUALIFIED STOCK OPTION AGREEMENT

     THIS AGREEMENT is made and entered into as of July 19, 2002, between grantor Community Bancshares, Inc., a Delaware corporation (the "Corporation") and grantee, ______________, (the "Grantee").

                              W I T N E S S E T H:

     The Board of Directors of the Corporation (the "Board") on July 19, 2002 approved the grant to Grantee of awards under the Corporation's long-term incentive program and established the terms and conditions of such awards, as contained in this Agreement.

     NOW, THEREFORE, the parties hereto agree as follows:

1. Grant of Option. Grantee shall have the right and option to purchase on the terms and conditions set forth herein, all or any part of an aggregate of ____________ shares ("Option Shares") of the $.10 par value common stock of the Corporation (the "Common Stock") at the purchase price of $7.00 per share (the "Option Price"). The Option Price is 100% of the fair market value of the Common Stock on July 19, 2002, the date of the grant of the option covered by this Agreement.

2. Terms and Conditions. It is understood and agreed that the option evidenced hereby is subject to the following terms and conditions:

     (a) Expiration Date. The option shall expire five (5) years after the date of grant (the "Expiration Date"). After the Expiration Date, the parties shall have no further rights or obligations hereunder.

     (b) Exercise of Option. The option covered by this Agreement may be exercised by Grantee from time to time, in whole or in part, at any time prior to the Expiration Date subject to the restrictions in
          Section 2(d), (e) and (f) and Section 7.

     (c) Method of Exercise and Payment of Purchase Price Upon Exercise. The Grantee may elect to exercise the option by giving written notice of such election to the Corporation, in such form as the Board may require, accompanied by payment in cash or in such other manner as may be approved by the Board, of the full purchase price of the Option Shares for which the election is made. As determined by the Board, in its sole discretion, payment of the Option Price shall be made in cash or Common Stock that was acquired at least six (6) months prior to the exercise of the option, or a combination thereof. To the extent permitted by applicable law, the option may be exercised and the exercise price paid pursuant to arrangements with brokerage firms permitted under Regulation T of the Federal Reserve Board or successor regulations or statutes. Any federal or state tax withholding requirements can be satisfied by shares of Common Stock acquired pursuant to the option exercise.

     (d) Exercise Upon Death. In the event that Grantee ceases to be affiliated with the Corporation or its subsidiaries (either as an employee or director) by reason of death, the option may thereafter be exercised as to all shares subject to the option by the legal representative of the estate or by the person or persons entitled to the option under the Grantee's will or the laws of descent and distribution, as appropriate, until the earlier of (i) the expiration of the stated term of the option or (ii) the first anniversary of the date of the Grantee's death.

     (e) Exercise Upon Termination of Affiliation by Reason of Disability. In the event that Grantee ceases to be affiliated with the Corporation or its subsidiaries (either as an employee or director) by reason of Disability (as defined below), the option may thereafter be exercised as to all shares subject to the option until the earlier of (i) the expiration of the stated term of the option or (ii) the first anniversary of the date that Grantee is determined by the Corporation to be disabled.

     (f) Exercise Upon Termination of Affiliation by Reason Other than Death or Disability. The option or any unexercised portions thereof shall expire upon the earlier of (i) the expiration of the stated term of the option or (ii) the 90th day after the termination of Grantee's affiliation with the Corporation and its subsidiaries (both as an employee and as a director) for any reason other than death or
          Disability.   Provided,  however,  if  the  Grantee's  affiliation  is
          terminated for Cause (as defined below), the option shall expire on the date of the termination of the Grantee's affiliation.

3. No Rights as Shareholder or to Employment or to Directorship. No option granted hereunder shall entitle the holder thereof to any rights as a shareholder in the Corporation with respect to any shares to which the option relates until such shares have been paid for in full and issued. Furthermore, the option shall not confer upon the Grantee any rights of employment with the Corporation or any of its subsidiaries or any rights to be a director of the Corporation or any of its subsidiaries or affect the right of the Corporation or its subsidiaries to terminate the affiliation of the Grantee at any time, with or without cause.

4. Restrictions on Transfer of Shares. Grantee hereby agrees for himself or herself and his or her legal representative, heirs and distributees, that if a registration statement covering the shares issuable upon exercise of any option hereunder is not effective under the Securities Act of 1933, as amended (the "Act"), at the time of such exercise, or if some other exemption from the provisions of the Act is not available, then all shares of Common Stock then received or purchased upon such exercise shall be acquired for investment, and that the notice of exercise delivered to the Corporation shall be accompanied by a representation in writing acceptable in scope and form to counsel to the Corporation and signed by Grantee or Grantee's legal representative, heirs or distributees, as the case may be, to the effect that the shares are being acquired in good faith for investment and not with a view to distribution thereof. Any shares so acquired may be deemed restricted securities under Rule 144 as promulgated by the Securities and Exchange Commission under the Act, and as the same may be amended or replaced and subject to restrictions upon sale or other disposition.

5. Registration of Shares. If at any time the Board shall determine that the listing, registration or qualification of any shares subject to the option upon any securities exchange, or under any state or federal law, or the consent or approval of any governmental or regulatory body is necessary or desirable as a condition of or in connection with the issuance or purchase of shares hereunder, the option may not be exercised in whole or in part unless such listing, registration, qualification, consent, or approval has been effected or obtained free of any conditions not acceptable to the Board.

6. Transfer of Rights. This option is not transferable except by will or by the laws of descent and distribution and shall be exercisable during Grantee's lifetime only by Grantee. After the death of Grantee, this option may be exercised only by Grantee's estate or by the person or persons entitled to the option under Grantee's will or the laws of descent and distribution, as appropriate. In the event the option is transferred to the Grantee's estate, the option may be exercised by the estate only to the extent that the Grantee would have been entitled had the option not been transferred.

7. Competition with Employer - Covenant Not to Compete. In consideration of the grant by the Corporation of the option, Grantee agrees with the Corporation as follows:

     (a) While Grantee is affiliated with the Corporation or one or more of its subsidiaries (hereinafter collectively referred to as the "Company") either as an employee or a director, Grantee will devote his or her entire time, energy and skills to the service of the Company. Any employment shall be at the pleasure of the board of directors of each employing corporation. Except as provided in Section 2 hereof, no option granted under this Agreement shall be exercised after the termination of Grantee's affiliation (both as an employee and a director) with the Company.

     (b) Grantee will not, during the term of his or her affiliation (either as an employee or director) with the Company, or for a period of two years after termination for any reason of his or her affiliation with the Company, directly or indirectly, either individually or as a stockholder (except for passive investments of less than one percent of the outstanding shares), director, officer, consultant, independent contractor, employee, agent, member or otherwise of or through any corporation, partnership, association, joint venture, firm, individual or otherwise (hereinafter "Firm"), or in any other capacity:

          (i) Carry on or engage in a business like or similar to any business engaged in by the Company either (A) in the county in which the Grantee has primarily been employed by the Company at the time of termination of employment or (B) within a 25-mile radius of the location where the Grantee has primarily been employed by the Company at the time of termination of employment; or

          (ii) Solicit or do business (like or similar to any business engaged in by the Company) with any customer of the Company either (A)in the county in which the Grantee has primarily been employed by the Company at the time of termination of employment or (B) within a 25-mile radius of the location where the Grantee has primarily been employed by the Company at the time of termination of employment; or


          (iii)Solicit, directly or indirectly, any employee of the Company to leave their employment with the Company for any reason. For purposes of this Agreement, the Company and Grantee agree that Grantee shall be deemed to have solicited any employee in violation of this Agreement if such employee is hired by Grantee or his or her Firm within six (6) months of Grantee's last date of affiliation (either as an employee or a director) with the Company.

     If Grantee is a nonemployee director, the restrictions in (i) and (ii) above shall apply with respect to either (A) the county in which the director resides at the time he ceases to be a director, or (B) within a 25-mile radius of the location where the director resides at the time he ceases to be a director.

     The above two-year period shall be extended by any period of time during which Grantee is in default of the covenants contained in this Agreement.

     (c) During the term of his or her affiliation (either as an employee or a director) with the Company and thereafter, Grantee shall not divulge, or furnish or make accessible to any third party, company, corporation or other organization (including, but not limited to, customers, competitors or governmental agencies), without the Corporation's prior written consent, any trade secrets, customer lists, information regarding customers, or other confidential information concerning the Company or its business, including without limitation, confidential methods of operation and organization, trade secrets, confidential matters related to pricing, markups, commissions and customer lists.

     (d) In the event of a breach or threatened breach by Grantee of all or any part of the provisions of subdivisions (b) or (c) of this Section 7, the Company shall be entitled to an injunction restraining Grantee from such breach without limiting any other rights or remedies available to the Company for such breach or threatened breach.

     (e) Grantee specifically recognizes and affirms that each of the covenants contained in subdivisions (b) and (c) of this Section 7 is a material and important term of this Agreement which has induced the Company to provide for the award of the option granted hereunder, and Grantee further agrees that should all or any part or application of subdivisions (b) or (c) of Section 7 of this Agreement be held or found invalid or unenforceable for any reason whatsoever by a court of competent jurisdiction in an action between Grantee and the Company, the Corporation shall be entitled to receive (but not obligated to acquire) from Grantee all Common Stock held by Grantee which was obtained by Grantee under this Agreement (including all shares obtained by virtue of any stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares, or other transaction, hereinafter "stock dividends") by returning to Grantee for each share received the Option Price paid by Grantee (as adjusted for stock dividends). If Grantee has sold, transferred, or otherwise disposed of Common Stock obtained under this Agreement (including all shares obtained by virtue of any stock dividend), the Corporation shall be entitled to receive from Grantee the difference between the Option Price paid by Grantee and the fair market value of the Common Stock (including all shares obtained by virtue of any stock dividends) on the date of sale transfer or other disposition.

     (f)  Notwithstanding  any  provision  to  the  contrary  herein  contained,
          Section 7(b) shall not apply: (i) Upon the termination of the Grantee's affiliation with the Corporation (either as an employee or a director) other than for Cause within one (1) year following a Change in Control of the Corporation; or

          (ii) Upon the voluntary termination of Grantee's affiliation with the Corporation (either as an employee or a director) for any reason within the thirty (30) day period immediately after the one (1) year period following a Change in Control of the Corporation.

8. Definitions. For the purposes of this Agreement, the following terms shall have the definitions set forth below:

     (a) "Cause" means (i) any act (A) that constitutes, on the part of the Grantee, fraud, dishonesty, a felony or gross malfeasance of duty and
          (B) that directly results in a material injury to the Corporation;  or
          (ii) conduct by the Grantee in his office with the Corporation that is grossly inappropriate and demonstrably likely to lead to material injury to the Corporation, as determined by the Board acting reasonably and in good faith; provided, however, that in the case of
          (ii) above, such conduct shall not constitute Cause unless the Board shall have delivered to the Grantee notice setting forth with specificity (A) the conduct deemed to qualify as Cause, (B) reasonable action that would remedy such objection, and (C) a reasonable time (not less than 30 days) within which the Grantee may take such remedial action, and the Grantee shall not have taken such specified remedial action within such specified reasonable time.

     (b) "Change in Control of the Corporation" means (i) the acquisition, directly or indirectly, by any "person" (within the meaning of
          Sections  13(d) or 14(d) of the  Securities  Exchange Act of 1934,  as
          amended (the "Exchange Act") within any twelve-month period of securities of the Corporation representing an aggregate of twenty percent (20%) or more of the combined voting power of the Corporation's then outstanding securities; or (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Corporation, cease for any reason to constitute at least a majority thereof, unless the election of each new director was approved in advance by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period; or (iii) consummation of a merger or consolidation or other business combination of the Corporation with any other person, other than a merger, consolidation or business combination which would result in the outstanding Common Stock immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into common stock of the surviving entity or a parent or affiliate thereof) at least sixty percent (60%) of the outstanding common stock of the Corporation or such surviving entity or parent of affiliate thereof outstanding immediately after such merger, consolidation or business combination; or (iv) a plan of complete liquidation of the Corporation or an agreement for the sale or disposition by the Corporation of all or substantially all of the Corporation's assets; or (v) the occurrence of any other event or circumstance which is not covered by (i) through
          (iv) above which the Board determines affects control of the Corporation and, in order to implement the purposes of this agreement, adopts a resolution that such event or circumstance constitutes a Change in Control for purposes of this agreement.

     (c) "Disability" means total and permanent disability as determined under the Corporation's long-term disability plan.

     (d) "Retirement" means termination of employment under circumstances in which the Grantee is entitled to a benefit from the Corporation's defined benefit pension plan.

9. Disposition of Shares. Grantee agrees to notify the Corporation promptly of the disposition of any shares of Common Stock purchased pursuant to this option which are disposed of within one year after transfer of such shares to Grantee, or within two years of the date of the grant of such option. For purposes of such notification, "disposition" shall have the meaning assigned to it in Section 425(c) of the Code.

10. Adjustment of Awards. In the event of any change in corporate capitalization, such as stock split, or a corporate transaction, such as a merger, consolidation, separation or other distribution of stock or property of the Corporation, any reorganization (whether or not such reorganization comes within the definition of such term in Code Section
     368) or any partial or complete liquidation of the Corporation, such adjustment shall be made in the number and class of and/or price of the Option Shares as may be determined to be appropriate and equitable by the Corporation's Board of Directors, in its sole discretion, to prevent dilution or enlargement of the benefits or potential benefits intended to be available under this agreement; provided that the number of Option Shares shall always be a whole number.

11. Interpretation. Any question of interpretation or application of this Agreement shall be resolved by the Corporation's Board of Directors and its determination shall be final and binding on the Corporation and Grantee.

12. Notices. All notices hereunder shall be in writing and, if to the Corporation, shall be delivered personally to the Chairman or mailed to the Corporation's principal office at P.O. Box 1000, Blountsville, Alabama 35031, addressed to the attention of the Chairman; and if to Grantee, shall be delivered personally or mailed to him at the address for Grantee found in the Corporation's records. Such addresses may be changed at any time by notice from one party to the other.

13. Binding Effect. This Agreement shall bind and inure to the benefit of the parties hereto, the successors and assigns of the Corporation and the person to whom the rights of Grantee are transferred by will or the laws of descent and distribution.

14. Amendment. This Agreement may be amended from time to time by the Board, but no such amendment shall impair the rights of the Grantee without the Grantee's consent.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                                                      COMMUNITY BANCSHARES, INC.

                                   By:__________________________________________

WITNESS:                           GRANTEE:

---------------------------        ---------------------------------------------
                                   Signature

                                  EXHIBIT 10.32

Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003.

                           COMMUNITY BANCSHARES, INC.
                    2003 NONQUALIFIED STOCK OPTION AGREEMENT

     THIS AGREEMENT is made and entered into as of February 6, 2003, between grantor Community Bancshares, Inc., a Delaware corporation (the "Corporation") and grantee, ______________, (the "Grantee").

                              W I T N E S S E T H:

     The Board of Directors of the Corporation (the "Board") on February 6, 2003 approved the grant to Grantee of awards under the Corporation's long-term incentive program and established the terms and conditions of such awards, as contained in this Agreement.

     NOW, THEREFORE, the parties hereto agree as follows:

1. Grant of Option. Grantee shall have the right and option to purchase on the terms and conditions set forth herein, all or any part of an aggregate of ____________ shares ("Option Shares") of the $.10 par value common stock of the Corporation (the "Common Stock") at the purchase price of $7.00 per share (the "Option Price"). The Option Price is 100% of the fair market value of the Common Stock on February 6, 2003, the date of the grant of the option covered by this Agreement.

2. Terms and Conditions. It is understood and agreed that the option evidenced hereby is subject to the following terms and conditions:

     (a) Expiration Date. The option shall expire five (5) years after the date of grant (the "Expiration Date"). After the Expiration Date, the parties shall have no further rights or obligations hereunder.

     (b) Exercise of Option. The option covered by this Agreement may be exercised by Grantee from time to time, in whole or in part, at any time prior to the Expiration Date subject to the restrictions in
          Section 2(d), (e) and (f) and Section 7.

     (c) Method of Exercise and Payment of Purchase Price Upon Exercise. The Grantee may elect to exercise the option by giving written notice of such election to the Corporation, in such form as the Board may require, accompanied by payment in cash or in such other manner as may be approved by the Board, of the full purchase price of the Option Shares for which the election is made. As determined by the Board, in its sole discretion, payment of the Option Price shall be made in cash or Common Stock that was acquired at least six (6) months prior to the exercise of the option, or a combination thereof. To the extent permitted by applicable law, the option may be exercised and the exercise price paid pursuant to arrangements with brokerage firms permitted under Regulation T of the Federal Reserve Board or successor regulations or statutes. Any federal or state tax withholding requirements can be satisfied by shares of Common Stock acquired pursuant to the option exercise.

     (d) Exercise Upon Death. In the event that Grantee ceases to be affiliated with the Corporation or its subsidiaries (either as an employee or director) by reason of death, the option may thereafter be exercised as to all shares subject to the option by the legal representative of the estate or by the person or persons entitled to the option under the Grantee's will or the laws of descent and distribution, as appropriate, until the earlier of (i) the expiration of the stated term of the option or (ii) the first anniversary of the date of the Grantee's death.

     (e) Exercise Upon Termination of Affiliation by Reason of Disability. In the event that Grantee ceases to be affiliated with the Corporation or its subsidiaries (either as an employee or director) by reason of Disability (as defined below), the option may thereafter be exercised as to all shares subject to the option until the earlier of (i) the expiration of the stated term of the option or (ii) the first anniversary of the date that Grantee is determined by the Corporation to be disabled.

     (f) Exercise Upon Termination of Affiliation by Reason Other than Death or Disability. The option or any unexercised portions thereof shall expire upon the earlier of (i) the expiration of the stated term of the option or (ii) the 90th day after the termination of Grantee's affiliation with the Corporation and its subsidiaries (both as an employee and as a director) for any reason other than death or
          Disability.   Provided,  however,  if  the  Grantee's  affiliation  is
          terminated for Cause (as defined below), the option shall expire on the date of the termination of the Grantee's affiliation.

3. No Rights as Shareholder or to Employment or to Directorship. No option granted hereunder shall entitle the holder thereof to any rights as a shareholder in the Corporation with respect to any shares to which the option relates until such shares have been paid for in full and issued. Furthermore, the option shall not confer upon the Grantee any rights of employment with the Corporation or any of its subsidiaries or any rights to be a director of the Corporation or any of its subsidiaries or affect the right of the Corporation or its subsidiaries to terminate the affiliation of the Grantee at any time, with or without cause.

4. Restrictions on Transfer of Shares. Grantee hereby agrees for himself or herself and his or her legal representative, heirs and distributees, that if a registration statement covering the shares issuable upon exercise of any option hereunder is not effective under the Securities Act of 1933, as amended (the "Act"), at the time of such exercise, or if some other exemption from the provisions of the Act is not available, then all shares of Common Stock then received or purchased upon such exercise shall be acquired for investment, and that the notice of exercise delivered to the Corporation shall be accompanied by a representation in writing acceptable in scope and form to counsel to the Corporation and signed by Grantee or Grantee's legal representative, heirs or distributees, as the case may be, to the effect that the shares are being acquired in good faith for investment and not with a view to distribution thereof. Any shares so acquired may be deemed restricted securities under Rule 144 as promulgated by the Securities and Exchange Commission under the Act, and as the same may be amended or replaced and subject to restrictions upon sale or other disposition.

5. Registration of Shares. If at any time the Board shall determine that the listing, registration or qualification of any shares subject to the option upon any securities exchange, or under any state or federal law, or the consent or approval of any governmental or regulatory body is necessary or desirable as a condition of or in connection with the issuance or purchase of shares hereunder, the option may not be exercised in whole or in part unless such listing, registration, qualification, consent, or approval has been effected or obtained free of any conditions not acceptable to the Board.

6. Transfer of Rights. This option is not transferable except by will or by the laws of descent and distribution and shall be exercisable during Grantee's lifetime only by Grantee. After the death of Grantee, this option may be exercised only by Grantee's estate or by the person or persons entitled to the option under Grantee's will or the laws of descent and distribution, as appropriate. In the event the option is transferred to the Grantee's estate, the option may be exercised by the estate only to the extent that the Grantee would have been entitled had the option not been transferred.

7. Competition with Employer - Covenant Not to Compete. In consideration of the grant by the Corporation of the option, Grantee agrees with the Corporation as follows:

     (a) While Grantee is affiliated with the Corporation or one or more of its subsidiaries (hereinafter collectively referred to as the "Company") either as an employee or a director, Grantee will devote his or her entire time, energy and skills to the service of the Company. Any employment shall be at the pleasure of the board of directors of each employing corporation. Except as provided in Section 2 hereof, no option granted under this Agreement shall be exercised after the termination of Grantee's affiliation (both as an employee and a director) with the Company.

     (b) Grantee will not, during the term of his or her affiliation (either as an employee or director) with the Company, or for a period of two years after termination for any reason of his or her affiliation with the Company, directly or indirectly, either individually or as a stockholder (except for passive investments of less than one percent of the outstanding shares), director, officer, consultant, independent contractor, employee, agent, member or otherwise of or through any corporation, partnership, association, joint venture, firm, individual or otherwise (hereinafter "Firm"), or in any other capacity:

          (i) Carry on or engage in a business like or similar to any business engaged in by the Company either (A) in the county in which the Grantee has primarily been employed by the Company at the time of termination of employment or (B) within a 25-mile radius of the location where the Grantee has primarily been employed by the Company at the time of termination of employment; or

          (ii) Solicit or do business (like or similar to any business engaged in by the Company) with any customer of the Company either (A)in the county in which the Grantee has primarily been employed by the Company at the time of termination of employment or (B) within a 25-mile radius of the location where the Grantee has primarily been employed by the Company at the time of termination of employment; or

          (iii)Solicit, directly or indirectly, any employee of the Company to leave their employment with the Company for any reason. For purposes of this Agreement, the Company and Grantee agree that Grantee shall be deemed to have solicited any employee in violation of this Agreement if such employee is hired by Grantee or his or her Firm within six (6) months of Grantee's last date of affiliation (either as an employee or a director) with the Company.

     If Grantee is a nonemployee director, the restrictions in (i) and (ii) above shall apply with respect to either (A) the county in which the director resides at the time he ceases to be a director, or (B) within a 25-mile radius of the location where the director resides at the time he ceases to be a director.

     The above two-year period shall be extended by any period of time during which Grantee is in default of the covenants contained in this Agreement.

     (c) During the term of his or her affiliation (either as an employee or a director) with the Company and thereafter, Grantee shall not divulge, or furnish or make accessible to any third party, company, corporation or other organization (including, but not limited to, customers, competitors or governmental agencies), without the Corporation's prior written consent, any trade secrets, customer lists, information regarding customers, or other confidential information concerning the Company or its business, including without limitation, confidential methods of operation and organization, trade secrets, confidential matters related to pricing, markups, commissions and customer lists.

     (d) In the event of a breach or threatened breach by Grantee of all or any part of the provisions of subdivisions (b) or (c) of this Section 7, the Company shall be entitled to an injunction restraining Grantee from such breach without limiting any other rights or remedies available to the Company for such breach or threatened breach.

     (e) Grantee specifically recognizes and affirms that each of the covenants contained in subdivisions (b) and (c) of this Section 7 is a material and important term of this Agreement which has induced the Company to provide for the award of the option granted hereunder, and Grantee further agrees that should all or any part or application of subdivisions (b) or (c) of Section 7 of this Agreement be held or found invalid or unenforceable for any reason whatsoever by a court of competent jurisdiction in an action between Grantee and the Company, the Corporation shall be entitled to receive (but not obligated to acquire) from Grantee all Common Stock held by Grantee which was obtained by Grantee under this Agreement (including all shares obtained by virtue of any stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares, or other transaction, hereinafter "stock dividends") by returning to Grantee for each share received the Option Price paid by Grantee (as adjusted for stock dividends). If Grantee has sold, transferred, or otherwise disposed of Common Stock obtained under this Agreement (including all shares obtained by virtue of any stock dividend), the Corporation shall be entitled to receive from Grantee the difference between the Option Price paid by Grantee and the fair market value of the Common Stock (including all shares obtained by virtue of any stock dividends) on the date of sale transfer or other disposition.

     (f)  Notwithstanding  any  provision  to  the  contrary  herein  contained,
          Section 7(b) shall not apply: (i) Upon the termination of the Grantee's affiliation with the Corporation (either as an employee or a director) other than for Cause within one (1) year following a Change in Control of the Corporation; or

          (ii) Upon the voluntary termination of Grantee's affiliation with the Corporation (either as an employee or a director) for any reason within the thirty (30) day period immediately after the one (1) year period following a Change in Control of the Corporation.

8. Definitions. For the purposes of this Agreement, the following terms shall have the definitions set forth below:

     (a) "Cause" means (i) any act (A) that constitutes, on the part of the Grantee, fraud, dishonesty, a felony or gross malfeasance of duty and
          (B) that directly results in a material injury to the Corporation;  or
          (ii) conduct by the Grantee in his office with the Corporation that is grossly inappropriate and demonstrably likely to lead to material injury to the Corporation, as determined by the Board acting reasonably and in good faith; provided, however, that in the case of
          (ii) above, such conduct shall not constitute Cause unless the Board shall have delivered to the Grantee notice setting forth with specificity (A) the conduct deemed to qualify as Cause, (B) reasonable action that would remedy such objection, and (C) a reasonable time (not less than 30 days) within which the Grantee may take such remedial action, and the Grantee shall not have taken such specified remedial action within such specified reasonable time.

     (b) "Change in Control of the Corporation" means (i) the acquisition, directly or indirectly, by any "person" (within the meaning of
          Sections  13(d) or 14(d) of the  Securities  Exchange Act of 1934,  as
          amended (the "Exchange Act") within any twelve-month period of securities of the Corporation representing an aggregate of twenty percent (20%) or more of the combined voting power of the Corporation's then outstanding securities; or (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Corporation, cease for any reason to constitute at least a majority thereof, unless the election of each new director was approved in advance by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period; or (iii) consummation of a merger or consolidation or other business combination of the Corporation with any other person, other than a merger, consolidation or business combination which would result in the outstanding Common Stock immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into common stock of the surviving entity or a parent or affiliate thereof) at least sixty percent (60%) of the outstanding common stock of the Corporation or such surviving entity or parent of affiliate thereof outstanding immediately after such merger, consolidation or business combination; or (iv) a plan of complete liquidation of the Corporation or an agreement for the sale or disposition by the Corporation of all or substantially all of the Corporation's assets; or (v) the occurrence of any other event or circumstance which is not covered by (i) through
          (iv) above which the Board determines affects control of the Corporation and, in order to implement the purposes of this agreement, adopts a resolution that such event or circumstance constitutes a Change in Control for purposes of this agreement.

     (c) "Disability" means total and permanent disability as determined under the Corporation's long-term disability plan.

     (d) "Retirement" means termination of employment under circumstances in which the Grantee is entitled to a benefit from the Corporation's defined benefit pension plan.

9. Disposition of Shares. Grantee agrees to notify the Corporation promptly of the disposition of any shares of Common Stock purchased pursuant to this option which are disposed of within one year after transfer of such shares to Grantee, or within two years of the date of the grant of such option. For purposes of such notification, "disposition" shall have the meaning assigned to it in Section 425(c) of the Code.

10. Adjustment of Awards. In the event of any change in corporate capitalization, such as stock split, or a corporate transaction, such as a merger, consolidation, separation or other distribution of stock or property of the Corporation, any reorganization (whether or not such reorganization comes within the definition of such term in Code Section
     368) or any partial or complete liquidation of the Corporation, such adjustment shall be made in the number and class of and/or price of the Option Shares as may be determined to be appropriate and equitable by the Corporation's Board of Directors, in its sole discretion, to prevent dilution or enlargement of the benefits or potential benefits intended to be available under this agreement; provided that the number of Option Shares shall always be a whole number.

11. Interpretation. Any question of interpretation or application of this Agreement shall be resolved by the Corporation's Board of Directors and its determination shall be final and binding on the Corporation and Grantee.

12. Notices. All notices hereunder shall be in writing and, if to the Corporation, shall be delivered personally to the Chairman or mailed to the Corporation's principal office at P.O. Box 1000, Blountsville, Alabama 35031, addressed to the attention of the Chairman; and if to Grantee, shall be delivered personally or mailed to him at the address for Grantee found in the Corporation's records. Such addresses may be changed at any time by notice from one party to the other.

13. Binding Effect. This Agreement shall bind and inure to the benefit of the parties hereto, the successors and assigns of the Corporation and the person to whom the rights of Grantee are transferred by will or the laws of descent and distribution.

14. Amendment. This Agreement may be amended from time to time by the Board, but no such amendment shall impair the rights of the Grantee without the Grantee's consent.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                                                      COMMUNITY BANCSHARES, INC.

                                   By:__________________________________________

WITNESS:                           GRANTEE:

---------------------------        ---------------------------------------------
                                   Signature

Exhibit 11 - Statements Re:  Computation of Per Share Earnings

                           Community Bancshares, Inc.
                   Computation of Net Income per Common Share

The following tabulation presents the calculation of basic and fully diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000.

                                                                2002               2001                 2000
                                                          -----------------  ----------------    ------------------

Reported income (loss) from continuing operations         $      (5,023,133) $     (2,381,351)   $       (2,852,657)
                                                          =================  ================    ==================
Reported income (loss) from discontinued operations       $       5,927,331  $        958,467    $         (166,618)
                                                          =================  ================    ==================
Earnings (losses) on common shares                        $         904,198  $     (1,422,884)   $       (3,019,275)
                                                          =================  ================    ==================


Weighted average common shares outstanding - basic                4,642,182         4,572,301             4,460,295
                                                          =================  ================    ==================

Earnings per common share- basic
   Income (loss) from continuing operations               $           (1.08) $         (0.52)    $           (0.64)
                                                          =================  ===============     =================
   Net income (loss)                                      $            0.19  $         (0.31)    $           (0.68)
                                                          =================  ===============     =================


Weighted average common shares outstanding - diluted              4,642,182         4,572,301             4,671,430
                                                          =================  ================    ==================

Earnings per common share- diluted
   Income (loss) from continuing operations               $           (1.08)  $         (0.52)    $           (0.61)
                                                          =================   ===============     =================
   Net income (loss)                                      $            0.19   $         (0.31)    $           (0.65)
                                                          =================   ===============     =================


              [The remainder of this page intentionally left blank]

Exhibit 21 - Subsidiaries of the Registrant


Subsidiaries - Direct / wholly-owned                                                    State of Incorporation
   Community Bank.....................................................................  Alabama
   Community (AL) Capital Trust I.....................................................  Delaware

Subsidiaries - Indirect / wholly-owned by Community Bank
   Community Appraisals, Inc..........................................................  Alabama
   1st Community Credit Corporation...................................................  Alabama
   Community Insurance Corp...........................................................  Alabama

Subsidiaries - Indirect / wholly-owned by Community Insurance Corp.
   Southern Select Insurance, Inc.....................................................  Alabama