Form 10-Q
period 2003-03-31
COMMUNITY BANCSHARES INC /DE/
filed 2003-05-15
CIK 752195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
                                       OR

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

                                  |_|yes |X| no

As of May 1, 2003, there were 4,643,740 shares of the registrant's common stock, $.10 par value shares, outstanding.

                                    FORM 10-Q
                           COMMUNITY BANCSHARES, INC.
                                 MARCH 31, 2003


Table of Contents                                                                                     Page No.


Part 1 - Financial Information

      Item 1 -    Consolidated Statements Financial Statements (Unaudited)
                  Consolidated Statements of Condition as of
                      March 31, 2003 and December 31, 2002.......................................          3

                  Consolidated Statements of Income for the Three Months Ended
                      March 31, 2003 and 2002....................................................        4-5

                  Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 2003 and 2002....................................................        6-7

                  Notes to Consolidated Financial Statements.....................................       8-15

      Item 2 -    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................      16-20

      Item 3 -    Quantitative and Qualitative Disclosures About Market Risk.....................         21

      Item 4 -    Controls and Procedures........................................................         22

Part 2 - Other Information

      Item 1 -    Legal Proceedings..............................................................         23

      Item 6 -    Exhibits and Reports on Form 8-K...............................................         23

Signatures

Certifications of Periodic Financial Reports

PART 1
Item 1 - Financial Statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

                                                                            March 31, 2003       December 31, 2002
                                                                           ----------------      ----------------
Assets
   Cash and due from banks...............................................  $     33,121,261      $     15,976,613
   Interest-bearing deposits in banks and federal funds sold.............        21,625,000            24,230,000
   Securities available for sale ........................................       122,766,974           123,901,469
   Loans (net of unearned income) .......................................       346,639,392           359,183,888
      Allowance for possible loan losses ................................       (10,123,476)           (9,784,269)
                                                                           ----------------      ----------------
      Net loans .........................................................       336,515,916           349,399,619
   Capitalized lease receivable..........................................         3,030,327             3,053,542
   Premises and equipment, net ..........................................        24,964,572            25,435,491
   Accrued interest receivable...........................................         3,822,672             4,369,748
   Goodwill and other intangible assets, net.............................         2,693,535             2,713,389
   Other real estate owned ..............................................         8,503,423             7,676,442
   Other assets .........................................................         9,199,001            10,840,086
                                                                           ----------------      ----------------
      Total Assets.......................................................  $    566,242,681      $    567,596,399
                                                                           ================      ================
Liabilities And Shareholders' Equity
   Deposits:
      Noninterest-bearing................................................  $     56,866,739      $     52,920,683
      Interest-bearing...................................................       404,876,854           406,543,121
                                                                           ----------------      ----------------
         Total deposits .................................................       461,743,593           459,463,804
   Other short-term borrowings ..........................................           201,556             1,725,133
   Accrued interest payable..............................................         3,837,386             3,622,765
   FHLB long-term debt...................................................        38,000,000            38,000,000
   Capitalized lease obligations ........................................         4,037,887             4,058,169
   Other long-term debt .................................................         3,477,457             3,577,687
   Trust preferred securities ...........................................        10,000,000            10,000,000
   Other liabilities ....................................................         5,822,863             6,837,884
                                                                           ----------------      ----------------
      Total liabilities .................................................       527,120,742           527,285,442
Shareholders' equity
   Preferred stock (par value $.01 per share, 200,000 shares
      authorized, no shares issued)......................................                 -                     -
   Common stock (par value $.10 per share, 20,000,000
      shares authorized, 4,810,089 shares issued as of
      March 31, 2003 and December 31, 2002)..............................           481,009               481,009
   Additional paid in capital............................................        30,787,584            30,806,862
   Retained earnings ....................................................        10,474,852            11,023,962
   Treasury stock (23,803 shares as of March 31, 2003 and
        December 31, 2002)...............................................          (441,768)             (441,768)
   Unearned ESOP shares (142,546 and 148,972 shares as of
      March 31, 2003 and December 31, 2002, respectively)................        (1,935,598)           (1,999,858)
   Accumulated other comprehensive income (loss), net of taxes ..........          (244,140)              440,750
                                                                           ----------------      ----------------
      Total shareholders' equity ........................................        39,121,939            40,310,957
                                                                           ----------------      ----------------
      Total Liabilities and Shareholders' Equity                           $    566,242,681       $   567,596,399
                                                                           ================      ================


           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                             For the Three Months Ended March 31,
                                                                                   2003                2002
                                                                             ----------------    ----------------
 Interest Income
   Interest and fees on loans............................................     $     7,360,905    $      8,820,482
   Interest on investment securities:
   Taxable securities....................................................           1,374,647           1,550,545
   Non taxable securities...............................................               89,325             145,088
   Interest on federal funds sold........................................              82,258             143,083
   Other interest........................................................               7,110               6,994
                                                                              ---------------    ----------------
      Total interest income .............................................           8,914,245          10,666,192
                                                                              ---------------    ----------------
Interest Expense
   Interest on deposits .................................................           2,885,208           3,650,623
   Interest on short-term borrowings ....................................               1,150               4,288
   FHLB long-term debt...................................................             563,350             563,350
   Interest on capitalized lease obligations.............................              42,452              49,207
   Interest on trust preferred securities................................             314,164             280,303
   Interest on other long-term debt......................................              30,471              53,898
                                                                              ---------------    ----------------
Total interest expense...................................................           3,836,795           4,601,669
                                                                              ---------------    ----------------
Net interest income......................................................           5,077,450           6,064,523
   Provision for loan losses ............................................           1,289,439             943,611
                                                                              ---------------    ----------------
Net interest income after provision for loan losses......................           3,788,011           5,120,912
Noninterest Income
   Service charges on deposits ..........................................             610,558             761,622
   Insurance commissions. ...............................................             563,793             539,605
   Bank club dues .......................................................             106,559             105,454
   Debt cancellation fees ...............................................              30,115              60,104
   Other operating income ...............................................             225,537             226,417
   Securities gains, net.................................................             647,641              16,646
                                                                              ---------------    ----------------
      Total noninterest income...........................................           2,184,203           1,709,848
                                                                              ---------------    ----------------
Noninterest Expense
   Salaries and employee benefits .......................................           3,328,797           3,473,661
   Occupancy expense ....................................................             589,005             590,763
   Furniture and equipment expense.......................................             367,391             406,043
   Director and committee fees ..........................................             122,200              97,100
   Net loss on sale or write-down of other
      real estate owned..................................................             252,728                   -
   Net loss on disposal of assets........................................                   -             395,575
   Other operating expenses .............................................           2,348,682           1,769,212
                                                                              ---------------    ----------------
      Total noninterest expense..........................................           7,008,803           6,732,354
                                                                              ---------------    ----------------
INCOME (Loss) from continuing operations
   BEFORE INCOME TAXES...................................................          (1,036,589)             98,406
Applicable income taxes..................................................             487,480             (84,407)
                                                                              ---------------    ----------------
      INCOME (Loss) from continuing operations...........................            (549,109)             13,999
                                                                              ---------------    ----------------

           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                                   (UNAUDITED)

                                                                              For the Three Months Ended March 31,
                                                                                     2003               2002
                                                                              ----------------   ----------------
Discontinued Operations:
   Income from operations of divested branches
      (includes gain on disposal of $1,551,443)..........................                    -          1,748,227
   Applicable income taxes...............................................                    -           (529,713)
                                                                              ----------------   ----------------
   Net Income (Loss).....................................................     $       (549,109)  $      1,232,513
                                                                              ================   ================

OTHER COMPREHENSIVE INCOME:
      Unrealized holding gains (losses) arising during period,
         net of income taxes of $197,536 and $243,748, respectively......     $      (296,305)   $       (365,622)
      Reclassification adjustment related to net realized gains, net of
         income taxes of $259,056 and $6,658, respectively...............            (388,585)             (9,988)
                                                                              ---------------    ----------------
      Other Comprehensive Income (LOSS)..................................            (684,890)           (375,610)
                                                                              ---------------    ----------------
COMPREHENSIVE INCOME (LOSS)..............................................     $    (1,233,999)   $        856,903
                                                                              ===============    ================

Earnings (loss) per common share - income (loss) from continuing operations:
      Basic..............................................................     $         (0.12)   $           0.01
      Diluted............................................................     $         (0.12)   $           0.01

Earnings (loss) per common share - net income (loss):
      Basic..............................................................     $         (0.12)   $           0.27
      Diluted............................................................     $         (0.12)   $           0.27

Average number of shares outstanding:
      Basic..............................................................           4,640,527           4,625,949
      Diluted............................................................           4,640,527           4,625,949

Dividends per share......................................................     $             -   $               -


           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Three Months Ended March 31,
                                                                                    2003               2002
                                                                              ---------------   -----------------
Cash Flows From Operating Activities
   Net income (loss).......................................................   $      (549,109)   $      1,232,513
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
   Provision for loan losses ..............................................         1,289,439           1,040,419
   Provision for depreciation and amortization ............................           444,682             566,866
   Amortization of investment security premiums
      and accretion of discounts...........................................           169,484              73,075
   Deferred tax expense....................................................            98,168             164,908
   Realized investment security gains. ....................................          (647,641)            (16,646)
   Gain on sale of branches................................................                 -          (1,551,443)
   Loss on sale of premises and equipment .................................                 -             395,575
   Net loss or write-down on other real estate owned.......................           252,728                   -
   Decrease in accrued interest receivable.................................           547,076           1,133,827
   Increase in accrued interest payable....................................           214,621             244,834
   Other ..................................................................         1,048,936            (844,973)
                                                                              ---------------    ----------------
      Net cash provided by operating activities............................         2,868,384           2,438,955
                                                                              ---------------    ----------------
 Cash Flows From Investing Activities
   Proceeds from sales, calls and pay downs of securities
      available for sale...................................................        61,700,976          11,597,387
   Proceeds from maturity of securities
      available for sale...................................................        15,000,000           2,000,000
   Purchase of securities available for sale...............................       (76,229,805)         (3,984,476)
   Cash disbursed in settlement of branch divestitures.....................                 -          (8,294,497)
   Net decrease in loans to customers......................................        10,602,672          10,719,993
   Proceeds from sale of premises and equipment............................                 -              60,350
   Capital expenditures....................................................           (93,909)           (136,100)
   Net proceeds from sale of other real estate.............................            55,630             177,903
                                                                              ---------------    ----------------
      Net cash provided by investing activities............................        11,035,564          12,140,560
                                                                              ---------------    ----------------
Cash Flows From Financing Activities
   Net increase in demand deposits,
      NOW accounts, savings and time open deposit accounts.................         7,248,363           6,614,878
   Net decrease in certificates of deposit ................................        (4,968,574)        (11,355,951)
   Net (decrease) increase in short-term borrowings .......................        (1,523,577)            475,289
   Net decrease in capitalized lease obligations ..........................           (20,282)            (30,989)
   Repayment of long-term debt............................................           (100,230)           (207,308)
                                                                              ---------------    ----------------
      Net cash provided by (used in) financing activities .................           635,700          (4,504,081)
                                                                              ---------------    ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................................        14,539,648          10,075,434
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................        40,206,613          53,037,008
                                                                              ---------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................   $    54,746,261    $     63,112,442
                                                                              ===============    ================


           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                                                                             For the Three Months Ended March 31,
                                                                            --------------------------------------
                                                                                   2003                2002
                                                                            -----------------    -----------------

Supplemental cash flow disclosures:
Cash paid for:
   Interest..............................................................     $     3,622,174    $      5,814,023
   Income taxes..........................................................                   -                 947

schedule of non-cash investing and
   financing activities:
   Foreclosure of other real estate owned................................           1,256,642           1,246,862
   Loan charge-offs, net of recoveries...................................             950,232             853,546


           See accompanying notes to consolidated financial statements

              [The remainder of this page intentionally left blank]

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly-owned subsidiaries, collectively, hereinafter referred to as the "Company". The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications of prior years' amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or shareholders' equity.

The Company's significant accounting policies are presented in Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. These policies, along with the disclosures presented in the other footnotes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. The Company recognizes the following as critical accounting policies: Accounting for Allowance for Loan Losses and Accounting for Income Taxes.

Accounting for Allowance for Loan Losses. Management's ongoing evaluation of the adequacy and allocation of the allowance considers both impaired and unimpaired loans and takes into consideration the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, the reviews of regulators, and an analysis of current economic conditions. While management believes that it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, adverse economic conditions, increased nonperforming loans, regulatory concerns, or other factors will not require further increases in, or reallocation of the allowance.

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

NOTE 2 - CAPITAL SECURITIES

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the Capital Securities ($10,000,000) and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. Under the terms of the indenture, the Company may elect to defer payments of interest for up to ten semiannual payment periods. The Company has elected to defer its March 2002, September 2002 and March 2003 interest payments and may elect to do so again based on the

         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES-CONTINUED NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


liquidity needs of the Company when future payments become due. For the duration of such deferral period, the Company is restricted from paying dividends to shareholders or paying debt that is junior to the debenture. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines.

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

NOTE 3 - SEGMENT REPORTING

All of the Company's offices offer similar products and services, are located in the same geographic region and serve the same customer segments of the market. As a result, management considers all units as one operating segment and therefore beleives that the basic financial statements and related footnotes provide sufficient detail related to segment reporting.

NOTE 4 - STOCK BASED COMPENSATION

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

The Company's options granted during the first three months of 2003 vest immediately; therefore, for purposes of pro forma disclosure, the compensation expense related to these options has been recognized when granted. No options were granted during the first three months of 2002.

         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES-CONTINUED NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company's actual pro forma information follows:

                                                                           For the Three Months Ended March 31,
                                                                        -------------------------------------------
                                                                              2003                       2002
                                                                        ----------------           ----------------
Net income (loss):
     As reported                                                        $      (549,109)           $      1,232,513
Deducts:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of tax                                                          139,590                          -
                                                                        ----------------           ----------------

Pro forma net income (loss)                                             $       (688,699)          $      1,232,513
                                                                        ================           ================

Basic earnings (loss) per share:
     As reported                                                                   (0.12)                      0.27
     Pro forma                                                                     (0.15)                      0.27
Diluted earnings (loss) per share:
     As reported                                                                   (0.12)                      0.27
     Pro forma                                                                     (0.15)                      0.27

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the options granted in 2003: dividend yield 0%; expected volatility of .283; risk-free interest rates of 3.10%; and expected lives of 5 years.

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

         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES-CONTINUED NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Following a hearing on August 29, 2001, the court denied these motions on November 8, 2001. The court also ruled that the plaintiffs were entitled to conduct discovery except as it related to one of the subcontractor defendants and granted the plaintiffs' motion to unseal the report of the special litigation committee. On November 14, 2001, the directors of the Company filed a motion for the court to alter, amend, or vacate its November 8, 2001 rulings. On February 7, 2002, the Company and Community Bank filed a motion to disqualify Maynard, Cooper & Gale, P.C., the law firm representing the plaintiffs, due to conflicts of interest. The court held a hearing on these motions on February 22, 2002 and the parties are awaiting a ruling. A tentative settlement of the lawsuit was announced in November, 2002, but was not finalized. On or about April 21, 2003 the plaintiffs filed a motion to enforce the tentative settlement. One of the subcontractors named as a defendant in this action, Morgan City Construction, Inc., and its principals, Mr. and

         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES-CONTINUED NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Mrs. Dewey Hamaker, have been tried and convicted in the United States District Court for the Northern District of Alabama.

Because of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations.

Packard Derivative Litigation

On April 4, 2003, a group composed of the same plaintiffs as in the Benson case filed another derivative action against Sheffield Electrical Contractors, Inc., Steve Sheffield, Jay Bolden, Dudley, Hopton-Jones, Sims & Freeman, PLLP, Glynn Debter, Kennon R. Patterson, Jr., Robert O. Summerford, Jimmie Trotter, John Lewis, Jr., Merritt Robbins, Stacy Mann, B. K. Walker, Jr., Denny Kelly, Roy B. Jackson, Loy McGruder, and Hodge Patterson. The complaint in this new derivative lawsuit, besides adding defendants known during but not named in the Benson lawsuit, is based upon the same allegations as in the Benson case but bases its claims against the director-defendants not "for what they did (and did not do) before learning of the over billing [sic.] allegations against Patterson [Kennon
R. Patterson, Sr., the Company's former Chairman and CEO] in July 2000" but, instead "only for what they have done (and failed to do) after the filing of the Benson lawsuit-- that is, after they learned of the allegations against Patterson in July 2000." [Emphasis in the original.] On May 8, 2003 the Company, Community Bank and most of the individual defendants filed a motion to transfer the suit to the Circuit Court of Blount County, Alabama, or, in the alternative, to dismiss the suit.

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

         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES-CONTINUED NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Patterson Litigation

On April 9, 2003 Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of the Company, filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Alabama in connection with his petition for protection under Chapter 11 of the United States Bankruptcy Code. Defendants of the adversary proceeding are the Company, Community Bank, five directors of the Company and Community Bank and the law firm of Powell, Goldstein, Frazer and Murphy, LLP which represents Community Bank's Audit Committee. The complaint alleges that the Company breached its employment agreement with Mr. Patterson by terminating his employment on January 27, 2003 and failed to pay him for compensation and benefits which had allegedly accrued prior to his termination. The complaint also alleges that Community Bank, members of Community Bank's Audit Committee, the Audit Committee's independent counsel and the Company's current Chairman, President and Chief Executive Officer conspired to interfere with Mr. Patterson's contract and business relationship with the Company. The suit seeks damages in excess of $150 million for, among other things, lost compensation and benefits, mental anguish, and damage to Mr. Patterson's reputation. The Company believes that this lawsuit is without merit and intends to defend the action vigorously. On May 9, 2003 the defendants filed a motion to dismiss the suit. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming and a diversion of management's attention.

Employee Litigation

On May 5, 2003 two former executive officers of the Company and Community Bank filed separate suits in the Circuit Court of Blount County, Alabama, against the Company, Community Bank, Kennon R. Patterson, Sr., former Chairman and Chief Executive Officer of the Company and Community Bank, and a number of fictitious defendants. Bishop K. Walker, Jr., former Senior Executive Vice President and General Counsel of the Company, and Denny G. Kelly, former President of
Community Bank, allege that they were induced to retire based on misrepresentations made by Kennon R. Patterson, Sr. who was allegedly acting within the scope of his duties as an agent of the Company and Community Bank. Plaintiffs claim that these actions constituted fraud, promissory fraud, fraudulent suppression, fraud in the inducement, deceit, fraudulent deceit, negligence, recklessness, wantonness and breach of contract. The complaints ask for an unspecified amount of compensatory and punitive damages. Although

         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES-CONTINUED NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming and a diversion of management's attention.

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

NOTE 6 - DISCONTINUED OPERATIONS

During 2002, Community Bank consummated the sale of the following branches: two Pulaski, Tennessee locations on March 31, 2002, two DeKalb County, Alabama locations on May 3, 2002, and six Marshall County, Alabama locations on May 31, 2002. Income and expenses related to these locations are included in discontinued operations for the three months ended March 31, 2002 for comparative purposes.

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

Acquired goodwill and other intangible assets at March 31, 2003, are detailed as follows:


                                                                                As of March 31, 2003
                                                                  -------------------------------------------------
                                                                       Gross                               Net
                                                                     Carrying        Accumulated        Carrying
                                                                      Amount        Amortization         Amount
                                                                  --------------   ---------------   --------------
Identifiable amortizing assets.................................   $    2,173,861   $     1,273,133   $      900,728
Nonamortizing goodwill.........................................        2,851,372         1,058,565        1,792,807
                                                                  --------------   ---------------   --------------
Total acquired intangible asset................................   $    5,025,233   $     2,331,698   $    2,693,535
                                                                  ==============   ===============   ==============

Aggregate amortization expense for the period ended March 31, 2003 was $19,854. Aggregate amortization expense of $79,417 is estimated for the years ending December 31, 2003 and 2004.

Note 8 - Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its

         COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES-CONTINUED NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging
Activities. The provisions of SFAS No. 149 are effective for fiscal quarters beginning after June 15, 2003. Management does not believe the provisions of this standard will have a material impact on results of future operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in an understanding of the financial condition and results of operations of Community Bancshares, Inc. (the "Company) and its subsidiaries. Unless the context otherwise indicates, the Company shall include the Company and its subsidiaries. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

FINANCIAL CONDITION

March 31, 2003 compared to December 31, 2002

Summary

Total assets at March 31, 2003 were $566,243,000, down from $567,596,000 at December 31, 2002. Although total assets remained stable, the Company continued to experience declines in loans. As this occurred, asset balances shifted from loans to cash and due from banks.

Earning Assets

The earning assets of the Company are mainly composed of investment securities, federal funds sold and loans. Investment securities decreased $1,134,000, or 0.9%, to $122,767,000 at March 31, 2003 from $123,901,000 at December 31, 2002.
The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Short-term investments in the form of interest-bearing deposits with banks were $260,000 at March 31, 2003 compared to $200,000 at December 31, 2002. The Company had $21,365,000 in federal funds sold at March 31, 2003, compared to $24,030,000 at December 31, 2002, representing a decrease of $2,665,000, or 11.1%.

Cash and due from banks increased $17,145,000 during the first quarter of 2003. Earnings credit rates are applied to balances held in the Company's correspondent bank accounts held with other banks. The Company is given a credit based on its balance and the credit is used to offset service charges to the Company. These earnings credit rates are currently higher than the federal funds sold rates. The Company increased its balances in its main correspondent account during 2003 to take advantage of the better rate; therefore, earning a larger credit against service charges it would have paid than the interest income it otherwise would have received had the funds been in federal funds sold.

Loans comprise the largest single category of the Company's earning assets. Loans, net of unearned income, were $346,639,000 at March 31, 2003 down $12,545,000, or 3.5%, from $359,184,000 at December 31, 2002. The Company continues to experience a decline in total loans because of economic downturns, the tightening of the Company's credit standards, and increased charge-offs of loans made in previous years.

Nonperforming Assets and Past Due Loans

Between December 31, 2002 and March 31, 2003, the ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccruing loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) declined from 43.95% at year-end 2002 to 34.98% at March 31, 2003. The ratio of total nonperforming assets to total assets increased to 5.11% at March 31, 2003 from 3.92% at year-end 2002, while the ratio of nonperforming loans to total loans, net of unearned income, increased to 5.90% at March 31, 2003 from 4.06% at December 31, 2002. These changes were primarily due to an increase in nonaccruing loans of $7,552,000 or 74.8%, to $17,651,000 at March 31, 2003 from $10,099,000 at December 31, 2002 and an increase in other real estate of $827,000, or 10.8%, to $8,503,000 at March 31, 2003 from $7,676,000 at
December 31, 2002. These increases were partially offset by a decline in loans past due 90 days or more of $885,000, or 71.3%, to $356,000 at March 31, 2003 from $1,241,000 at December 31, 2002. Total nonperforming assets increased $6,683,000, or 30.0%, to $28,943,000 at March 31, 2003 from $22,260,000 at
December 31, 2002. The significant increase in nonaccrual loans was mostly due to a $5,150,000 real estate loan to the Company's former Chairman and Chief Executive Officer who filed bankruptcy in January, 2003. It is the Company's policy to place loans on nonaccrual status when a borrower files bankruptcy.

Funding

The Company's primary sources of funding are from deposits from the customers of Community Bank and from other short-term and long-term borrowings. Total deposits of $461,744,000 at March 31, 2003 reflected an increase of $2,280,000, or 0.5%, from $459,464,000 at year-end 2002. Deposits are Community Bank's primary source of funds. Noninterest-bearing deposits increased $3,946,000, or 7.5%, to $56,867,000 at March 31, 2003 from $52,921,000 at December 31, 2002, while interest-bearing deposits decreased $1,666,000, or 0.4%, to $404,877,000 at March 31, 2003 from $406,543,000 at December 31, 2002. Certificates of deposit of $100,000 or more increased $13,985,000, or 19.8%, to $84,612,000 at
March 31, 2003 from $70,627,000 at December 31, 2002.

Total short-term borrowings decreased $1,523,000, or 88.3%, to $202,000 at March 31, 2003 from $1,725,000 at December 31, 2002. FHLB long-term debt remained constant at $38,000,000 for both March 31, 2003 and December 31, 2002 while other long-term debt decreased $101,000, or 2.8%, to $3,477,000 at March 31, 2003 from $3,578,000 at December 31, 2002.

In March 2000, the Company formed a wholly-owned Delaware statutory business trust, Community (AL) Capital Trust I (the "Trust"), which issued $10,000,000 of guaranteed preferred securities representing undivided beneficial interests in the assets of the Trust ("Capital Securities"). All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the Capital Securities ($10,000,000) and common securities ($310,000) were used by the Trust to purchase $10,310,000 of junior subordinated deferrable interest debentures of the Company which carry an annual interest rate of 10.875%. Under the terms of the indenture, the Company may elect to defer payments of interest for up to ten semiannual payment periods. The Company has elected to defer its March 2002, September 2002 and March 2003 interest payments and may elect to do so again based on the liquidity needs of the Company when future payments become due. For the duration of such deferral period, the Company is restricted from paying dividends to shareholders or paying debt that is junior to the debenture. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier I capital under Federal Reserve guidelines.

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

Liquidity

The following is a discussion of cash flows. The Company experienced an approximate $14,540,000 increase in cash and cash equivalents during the first three months of 2003. Cash provided by operating activities was $2,868,000.
Investing activities provided an increase of $11,036,000, mostly from loan payments from customers. Financing activities provided $636,000 of cash and cash equivalents for the first quarter of 2003. Certificates of deposits decreased $4,969,000, but was more than offset by increases in cash from the growth of demand deposits, NOW deposits, and other savings deposits totaling $7,248,000.

Dividends paid by Community Bank are the primary source of funds available to the Company. The Company relies on dividends from Community Bank in order to pay expenses, service debt and pay dividends to shareholders. Certain restrictions exist regarding the ability of Community Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Although dividends from Community Bank are the primary source of funding, the Company also receives cash from its subsidiaries for its portion of tax benefit on intercompany income tax settlements. Community Bank discontinued paying the Company a management fee in 2003. The Company's primary cash outflow is now debt service. Community Bank is unable to pay a dividend to the Company without prior approval of the regulatory authorities. The Company could become unable to service its debt without dividends from Community Bank.

Capital Resources

Total shareholders' equity at March 31, 2003 was 6.91% of total assets as compared to 7.10% at December 31, 2002. The decrease experienced during the first three months of 2003 is primarily a result of net losses of $549,000.

Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which includes common stock, retained earnings and guaranteed preferred beneficial interest in the Company's junior subordinate deferrable interest debentures, amounted to $46,313,000 at March 31, 2003, compared to $46,817,000 at December 31, 2002. Tier II capital components include supplemental capital components, such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as total risk-based capital, which was $50,828,000 at March 31, 2003 as compared to $52,897,000 at year-end 2002. The percentage ratios, as calculated under the guidelines, for tier I and total risk-based capital were 13.03% and 14.29%, respectively, at March 31, 2003, compared to 12.95% and 14.63%, respectively, at year-end 2002. At March 31, 2003, both tier I and total risk-based capital of the Company exceeded the regulatory minimum ratios of 4% and 8%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The tier I leverage ratio is defined as the ratio that the Company's tier I capital bears to total average assets minus goodwill. The Company's tier I leverage ratios were 8.25% and 8.20% at March 31, 2003 and December 31, 2002, respectively, exceeding the regulatory minimum requirement of 4%.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 and 2001

Summary

The Company's net loss for the three months ended March 31, 2003 was $549,000, a decrease of $1,782,000 from net income of $1,233,000 for the same period in 2002. Both basic and diluted net loss per share was $0.12 for the three months ended March 31, 2003, as compared to net income per share of $0.27 for the same period in 2002.

The following discussion is on results of operations from continuing operations of the Company. Refer to Note 6 of the Notes to Consolidated Financial Statements for a description of the presentation for discontinued operations.

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, was $5,077,000 for the three months ended March 31, 2003. Net interest income, before provision for loan losses, decreased $988,000, or 16.3%, from $6,065,000 for the same period of 2002. Revenues from interest earning assets of the Company decreased $1,752,000, or 16.4%, to $8,914,000 for the three months ended March 31, 2003 from $10,666,000 for the same period in 2002. This decrease was due to lower yields on and volume of interest earning assets. Average earning assets outstanding during the first quarter of 2003 were $503,928,000, which represents a decrease of $37,849,000, or 7.0%, from $541,777,000 for the first quarter of 2002. The Company's yield on its average earning assets decreased 81 basis points to 7.17% for the first three months of 2003, compared to 7.98% for the same period of 2002. This decrease is somewhat reflective of the overall decrease in interest rates experienced during the year 2002. Interest expense for the three months ended March 31, 2003 decreased $765,000, or 16.6%, to $3,837,000 from $4,602,000 for the corresponding period of 2002. This decrease occurred due to a decline in rates paid on and volume of interest-bearing liabilities. Average interest-bearing liabilities during the first quarter of 2003 were $460,854,000, which represents a decrease of $7,938,000, or 1.7%, from $468,792,000 for the same period of 2002. The rate paid on average interest-bearing liabilities decreased 60 basis points to 3.38% for the three month period ended March 31, 2003, compared to 3.98% for the first three months of 2002. This decrease is also attributable to the overall decline in interest rates during the year 2002.

The Company's net interest margin for the three months ended March 31, 2003 decreased 45 basis points to 4.09%, from 4.54% for the three months ended March 31, 2002, due to the decrease in net interest income. Net interest margin is computed by dividing net interest income by average interest earning assets. This ratio represents the difference between the average yield returned on average interest earning assets and the average rate paid on funds used to support those interest earning assets, including both interest-bearing and noninterest-bearing sources.

The Company's net interest spread for the three months ended March 31, 2003 decreased 21 basis points to 3.79%, from 4.00% for the three months ended March 31, 2002, as the average cost of interest-bearing sources of funds decreased 60 basis points while the average yield on interest earning assets decreased 81 basis points. Net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest-bearing sources of funds.

Provision for Loan Losses and Allowance for Loan Losses

At March 31, 2003, the allowance for loan losses was $10,123,000 which represented an increase of $339,000, or 3.5%, from the December 31, 2002 amount of $9,784,000. The provision for loan losses was $1,289,000 and $944,000 for the three months ended March 31, 2003 and 2002, respectively. The increase resulted from management's decision to make provisions for current losses in the loan portfolio as it continues its effort to improve the overall credit quality of the Company. In this effort, management has increased the allowance for loan losses account as a percent of loans to reserve for potential losses in the loan portfolio by recognizing additional provisions for loan loss expense. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 2.92% at March 31, 2003, compared to 2.72% at December 31, 2002. Loan charge-offs exceeded recoveries by $950,000 during the first three months of 2003, which represented an increase of $96,000, or 11.2%, from $854,000 for the same period during 2002. Management believes that the allowance for loan losses at March 31, 2003 is adequate; however, no assurance can be given that additional losses may not occur or that additional provisions to the allowance for loan losses will not be necessary.

Noninterest Income

Noninterest income for the three months ended March 31, 2003 increased $474,000, or 27.7%, to $2,184,000, from $1,710,000 for the same period of 2002. Service charges on deposit accounts decreased $151,000, or 19.8%, to $611,000 for the first quarter of 2003 from $762,000 in the first quarter of 2002. Debt cancellation fees decreased during the first quarter of 2003, as compared to the first quarter of 2002, $30,000, or 50.0%, due to decreased volume in debt cancellation coverage associated with the decline in the Company's loan portfolio. Other operating income remained stable at $226,000. The Company recorded net gains on the sale of investment securities of $648,000 during the three months ended March 31, 2003, compared to net gains on the sale of investment securities of $17,000 for the same period of 2002. The net securities gains were the primary reason for the increase in noninterest income, although the Company also experienced a 4.4%, or $24,000 increase in insurance commissions attributable to increased revenues from the Company's subsidiary, Community Insurance Corp.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2003 were $7,009,000, representing a $277,000, or 4.1%, increase from $6,732,000 for the same period of 2002. The primary components of noninterest expenses are salaries and employee benefits, which decreased $145,000, or 4.2%, to $3,329,000 for the three months ended March 31, 2003 from $3,474,000 for the same period of 2002. Occupancy costs decreased $2,000, or 0.3%, to $589,000 for the first quarter of 2003 from $591,000 for the same period of 2002. Furniture and equipment expenses for the three month periods ended March 31, 2003 decreased $39,000, or 9.6%, to $367,000 from $406,000 for the same period of 2002. Director and committee fees increased $25,000, or 25.8%, to $122,000 for the first quarter of 2003 from $97,000 for the first quarter of 2002. This increase is the result of increased Board meetings due to the many changes the Company has experienced during the first quarter of 2003. Other operating expenses were $2,349,000 and $1,769,000 for the three month periods ended March 31, 2003 and 2002, respectively. This increase of $580,000, or 32.8%, was primarily due to increased expenses, especially legal fees, related to the continued litigation against the Company and even more so related to the agreement with the Alabama State Banking Department and the investigation into payments made in connection with construction projects of the Bank.

Income Taxes

The Company attempts to maximize its net income through active tax planning. Tax benefits were $487,000 for the three month period ended March 31,2003 compared to tax expense of $614,000 for the same period in 2002.

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

The estimated impact on Community Bank's net interest income sensitivity over a one year time horizon at March 31, 2003 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Bank's estimates of how interest-bearing transaction accounts will reprice.

                               RATE SHOCK ANALYSIS

                                                                          -100                          +100
                                                                          Basis                         Basis
                                                                         Points           Level        Points
                                                                                 (Dollars in thousands)
Prime Rate....................................................              3.25%          4.25%          5.25%

Interest Income...............................................       $    32,868    $    34,501    $    35,883
Interest Expense..............................................            11,698         12,674         13,969
                                                                     -----------    -----------    -----------
     Net Interest Income......................................       $    21,170    $    21,827    $    21,914
                                                                     ===========    ===========    ===========

Dollar change from Level......................................       $      (657)                  $        87

Percentage change from Level..................................             (3.01)%                        0.40%

As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to increase 0.40% and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 3.01%. These percent changes from a level rate scenario fall comfortably within Community Bank's ALCO policy limit of +/-7.00%.

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

                            PART II OTHER INFORMATION

Item 1 - Legal Proceedings

On or about April 21, 2003 the plaintiffs in the lawsuit styled Benson et al v. Community Bancshares, Inc. et al. filed a motion to enforce the tentative settlement announced in November, 2002.

On May 5, 2003 two former executive officers of the Company and Community Bank filed separate suits in the Circuit Court of Blount County, Alabama, against the Company, Community Bank, Kennon R. Patterson, Sr., former Chairman and Chief Executive Officer of the Company and Community Bank, and a number of fictitious defendants. Bishop K. Walker, Jr., former Senior Executive Vice President and General Counsel of the Company, and Denny G. Kelly, former President of
Community Bank, allege that they were induced to retire based on misrepresentations made by Kennon R. Patterson, Sr. who was allegedly acting within the scope of his duties as an agent of the Company and Community Bank. Plaintiffs claim that these actions constituted fraud, promissory fraud, fraudulent suppression, fraud in the inducement, deceit, fraudulent deceit, negligence, recklessness, wantonness and breach of contract. The complaints ask for an unspecified amount of compensatory and punitive damages. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming and a diversion of management's attention.

On May 8, 2003 the Company, Community Bank and most of the individual defendants filed a motion to transfer the lawsuit styled Packard et al. v. Sheffield Electrical Contractors, Inc. et al. from the Circuit Court of Jefferson County, Alabama, to the Circuit Court of Blount County, Alabama, or, in the alternative, to dismiss the suit.

On May 9, 2003 the defendants in the lawsuit styled Patterson v. Community Bancshares, Inc. et al. filed a motion to dismiss the suit.

Except as noted above, no reportable events or material developments have occurred since the filing of the Company's Annual Report on Form 10-K (the "Form 10-K"), for the year ended December 31, 2002 and filed on April 15, 2003. In connection with the settlement of the lawsuit brought by Michael Alred and Michael Bean against Community Bank, as disclosed in the Form 10-K, Messrs. Alred and Bean were dismissed as defendants in the lawsuit styled Community Bancshares, Inc. et al. v. Corr et al.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

11   Statement of computation of per share earnings

99.1 Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     January 27, 2003 - Disclosure of Patrick Frawley replacing Kennon Patterson as Chairman, CEO and President of Community Bancshares.

     January 23, 2003 - Disclosure of Kennon R. Patterson, Sr.'s filing for protection under Chapter 11 of the U.S. Bankruptcy code.

     February 8, 2003 - Disclosure of removal of Kennon R. Patterson, Sr. and Kennon R. Patterson, Jr. from the Community Bank Board of Directors and appointment of Stacey Mann as Acting President of Community Bank.

     March 4, 2003 - Disclosure of the stipulation and consent to the issuance of an order to cease and desist with the Federal Deposit Insurance Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the city of Blountsville, State of Alabama, on May 15, 2003.


                                                      COMMUNITY BANCSHARES, INC.

                             By:  /s/ Patrick M. Frawley
                                ------------------------------------------------
                                Patrick M. Frawley
                                Chairman, Chief Executive Officer, and President

                             By:  /s/ Kerri C. Kinney
                                ------------------------------------------------
                                Kerri C. Kinney
                                Chief Financial Officer

CERTIFICATIONS
--------------

I, Patrick M. Frawley, certify that:

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

By:   /s/ Patrick M. Frawley
   -----------------------------------------
   Patrick M. Frawley
   Chairman, Chief Executive Officer and
   President


May 15, 2003

CERTIFICATIONS
--------------

I, Kerri C. Kinney, certify that:

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

By:  /s/ Kerri C. Kinney
   -----------------------------------------
   Kerri C. Kinney
   Chief Financial Officer


May 15, 2003

Exhibit 11 - Statements Re:  Computation of Per Share Earnings

                           Community Bancshares, Inc.
                Computation of Net Income (Loss) per Common Share

The following tabulation presents the calculation of basic and fully diluted earnings per common share for the three months ended March 31, 2003 and 2002.


                                                                                 For the Three Months Ended March 31,
                                                                                 ----------------------------------
                                                                                      2003               2002
                                                                                 ---------------   ----------------
Reported income (loss) from continuing operations.............................   $      (549,109)  $         13,999
                                                                                 ===============   ================
Reported income from discontinued operations..................................   $             -   $      1,218,514
                                                                                 ===============   ================
Earnings (losses) on common shares............................................   $      (549,109)  $      1,232,513
                                                                                 ===============   ================


Weighted average common shares outstanding - basic............................         4,640,527          4,625,949
                                                                                 ===============   ================

Earnings per common share - basic
   Income (loss) from continuing operations...................................   $         (0.12)  $           0.01
                                                                                 ===============   ================
   Income from discontinued operations........................................   $             -   $           0.26
                                                                                 ===============   ================
   Net income (loss)..........................................................   $         (0.12)  $           0.27
                                                                                 ===============   ================


Weighted average common shares outstanding - diluted..........................         4,640,527          4,625,949
                                                                                 ===============   ================

Earnings per common share - diluted
   Income (loss) from continuing operations...................................   $         (0.12)  $           0.01
                                                                                 ===============   ================
   Income from discontinued operations........................................   $             -   $           0.26
                                                                                 ===============   ================
   Net income (loss)..........................................................   $         (0.12)  $           0.27
                                                                                 ===============   ================


              [The remainder of this page intentionally left blank]

Exhibit  99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with Community Bancshares, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended March 31, 2003 ("Report"), each of the undersigned certify that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 15, 2003            By: /s/ Patrick M. Frawley
     -------------               -----------------------------------------------
                                 Patrick M. Frawley
                                 Chairman, Chief Executive Officer and President

Exhibit  99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with Community Bancshares, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended March 31, 2003 ("Report"), each of the undersigned certify that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 15, 2003            By: /s/ Kerri C. Kinney
     -------------               -----------------------------------------------
                                 Kerri C. Kinney
                                 Chief Financial Officer