Form 10-Q
period 2003-06-30
COMMUNITY BANCSHARES INC /DE/
filed 2003-08-14
CIK 752195

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                      OR

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

                                 [X] YES [ ] NO

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2):

                                 [ ] YES [X] NO

         AS OF JULY 31, 2003, THERE WERE 4,667,196 SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING.


===============================================================================

                                   FORM 10-Q
                           COMMUNITY BANCSHARES, INC.
                                 JUNE 30, 2003


TABLE OF CONTENTS                                                                                      PAGE NO.

Part 1 - Financial Information

      Item 1 -    Financial Statements (Unaudited)

                  Consolidated Statements of Condition as of
                      June 30, 2003 and December 31, 2002........................................         3

                  Consolidated Statements of Income for the Three Months Ended
                      June 30, 2003 and 2002.....................................................        4-5

                  Consolidated Statements of Income for the Six Months Ended
                      June 30, 2003 and 2002.....................................................        6-7

                  Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 2003 and 2002.....................................................        8-9

                  Notes to Consolidated Financial Statements.....................................       10-16

      Item 2 -    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................       17-22

      Item 3 -    Quantitative and Qualitative Disclosures About Market Risk.....................        23

      Item 4 -    Controls and Procedures........................................................       23-24

Part 2 - Other Information

      Item 1 -    Legal Proceedings..............................................................        24

      Item 4 -    Submission of Matters to a Vote of Security Holders............................        25

      Item 6 -    Exhibits and Reports on Form 8-K...............................................        26

Signatures ......................................................................................        27

PART 1
ITEM 1 - FINANCIAL STATEMENTS

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)


                                                                                    JUNE 30, 2003           DECEMBER 31, 2002
                                                                                    -------------           -----------------

ASSETS
   Cash and due from banks .............................................            $  34,592,699             $  15,976,613
   Interest-bearing deposits in banks and federal funds sold ...........               25,475,000                24,230,000
   Securities available for sale .......................................              123,755,469               123,901,469
   Loans (net of unearned income) ......................................              326,405,014               359,183,888
      Allowance for possible loan losses ...............................              (11,232,217)               (9,784,269)
                                                                                    -------------             -------------
      Net loans ........................................................              315,172,797               349,399,619
   Capitalized lease receivable ........................................                3,006,969                 3,053,542
   Premises and equipment, net .........................................               24,642,901                25,435,491
   Accrued interest receivable .........................................                3,347,539                 4,369,748
   Goodwill and other intangible assets, net ...........................                2,673,681                 2,713,389
   Other real estate owned .............................................               11,803,355                 7,676,442
   Other assets ........................................................                9,398,199                10,840,086
                                                                                    -------------             -------------
      TOTAL ASSETS .....................................................            $ 553,868,609             $ 567,596,399
                                                                                    =============             =============
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Noninterest-bearing ..............................................            $  59,343,955             $  52,920,683
      Interest-bearing .................................................              392,583,264               406,543,121
                                                                                    -------------             -------------
         Total deposits ................................................              451,927,219               459,463,804
   Other short-term borrowings .........................................                       --                 1,725,133
   Accrued interest payable ............................................                3,898,351                 3,622,765
   FHLB long-term debt .................................................               38,000,000                38,000,000
   Capitalized lease obligations .......................................                4,017,864                 4,058,169
   Other long-term debt ................................................                3,376,528                 3,577,687
   Trust preferred securities ..........................................               10,000,000                10,000,000
   Other liabilities ...................................................                5,778,265                 6,837,884
                                                                                    -------------             -------------
      Total liabilities ................................................              516,998,227               527,285,442
Shareholders' equity
   Preferred stock (par value $.01 per share, 200,000 shares
      authorized, no shares issued) ....................................                       --                        --
   Common stock (par value $.10 per share, 20,000,000
      shares authorized, 4,827,119 and 4,810,089 shares issued as of
      June 30, 2003 and December 31, 2002, respectively) ...............                  482,712                   481,009
   Additional paid in capital ..........................................               30,885,819                30,806,862
   Retained earnings ...................................................                7,933,646                11,023,962
   Treasury stock (23,803 shares as of June 30, 2003 and
        December 31, 2002) .............................................                 (441,768)                 (441,768)
   Unearned ESOP shares (136,120 and 148,972 shares as of
      June 30, 2003 and December 31, 2002, respectively) ...............               (1,871,338)               (1,999,858)
   Accumulated other comprehensive income (loss), net of taxes .........                 (118,689)                  440,750
                                                                                    -------------             -------------
      Total shareholders' equity .......................................               36,870,382                40,310,957
                                                                                    -------------             -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................            $ 553,868,609             $ 567,596,399
                                                                                    =============             =============


          See accompanying notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                        FOR THE THREE MONTHS ENDED JUNE 30,
                                                                       -------------------------------------
                                                                           2003                     2002
                                                                       ------------             ------------

INTEREST INCOME
   Interest and fees on loans .............................            $  7,019,307             $  8,471,515
   Interest on investment securities:
   Taxable securities .....................................               1,241,836                1,594,748
   Non taxable securities .................................                  85,930                  124,408
   Interest on federal funds sold .........................                  75,024                   83,107
   Other interest .........................................                   7,144                    7,430
                                                                       ------------             ------------
      Total interest income ...............................               8,429,241               10,281,208
                                                                       ------------             ------------
INTEREST EXPENSE
   Interest on deposits ...................................               2,661,340                3,291,031
   Interest on short-term borrowings ......................                     563                   27,925
   FHLB long-term debt ....................................                 569,609                  569,609
   Interest on capitalized lease obligations ..............                  42,709                   80,978
   Interest on trust preferred securities .................                 333,802                  280,303
   Interest on other long-term debt .......................                  47,499                   51,237
                                                                       ------------             ------------
      Total interest expense ..............................               3,655,522                4,301,083
                                                                       ------------             ------------
Net interest income .......................................               4,773,719                5,980,125
   Provision for loan losses ..............................               2,321,041                3,110,241
                                                                       ------------             ------------
Net interest income after provision for loan losses .......               2,452,678                2,869,884
NONINTEREST INCOME
   Service charges on deposits ............................                 710,264                  774,529
   Insurance commissions ..................................                 572,793                  553,055
   Bank club dues .........................................                 104,804                  111,316
   Debt cancellation fees .................................                  18,452                   78,750
   Other operating income .................................                 305,943                  410,384
   Securities gains, net ..................................                  80,955                  107,295
                                                                       ------------             ------------
      Total noninterest income ............................               1,793,211                2,035,329
                                                                       ------------             ------------
NONINTEREST EXPENSE
   Salaries and employee benefits .........................               3,310,160                3,736,533
   Occupancy expense ......................................                 582,715                  561,163
   Furniture and equipment expense ........................                 387,607                  419,716
   Insurance expense ......................................                 287,808                   90,786
   Director and committee fees ............................                  97,417                  104,900
   Professional services ..................................               1,233,278                  874,630
   Net loss on sale or write-down of other
      real estate owned ...................................                 280,176                  203,604
   Net loss on disposal or write-down of assets ...........                  36,882                  (80,150)
   Other operating expenses ...............................               1,026,474                1,168,831
                                                                       ------------             ------------
      Total noninterest expense ...........................               7,242,517                7,080,013
                                                                       ------------             ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES ....................................              (2,996,628)              (2,174,800)
Applicable income taxes ...................................                 455,422                  293,005
                                                                       ------------             ------------
      INCOME (LOSS) FROM CONTINUING OPERATIONS ............              (2,541,206)              (1,881,795)
                                                                       ------------             ------------


          See accompanying notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                                  (UNAUDITED)


                                                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                                                                           -----------------------------------
                                                                                              2003                     2002
                                                                                           -----------             -----------

DISCONTINUED OPERATIONS:
   Income from operations of divested branches
      (includes gain on disposal of $6,520,542) ...............................                     --               6,755,835
   Applicable income taxes ....................................................                     --              (2,047,018)
                                                                                           -----------             -----------
   NET INCOME (LOSS) ..........................................................            $(2,541,206)            $ 2,827,022
                                                                                           ===========             ===========

OTHER COMPREHENSIVE INCOME:
      Unrealized holding gains (losses) arising during period,
         net of income taxes of $116,016 and $940,453, respectively ...........            $   174,024             $ 1,410,680
      Reclassification adjustment related to net realized gains, net of
         income taxes of $32,382 and $42,918, respectively ....................                (48,573)                (64,377)
                                                                                           -----------             -----------
      OTHER COMPREHENSIVE INCOME ..............................................                125,451               1,346,303
                                                                                           -----------             -----------
COMPREHENSIVE INCOME (LOSS) ...................................................            $(2,415,755)            $ 4,173,325
                                                                                           ===========             ===========

Earnings (loss) per common share - income (loss) from continuing operations:
      Basic ...................................................................            $     (0.55)            $     (0.41)
      Diluted .................................................................            $     (0.55)            $     (0.41)

Earnings (loss) per common share - net income (loss):
      Basic ...................................................................            $     (0.55)            $      0.61
      Diluted .................................................................            $     (0.55)            $      0.61

Weighted average number of shares outstanding:
      Basic ...................................................................              4,656,788               4,642,330
      Diluted .................................................................              4,656,788               4,642,330

Dividends per share ...........................................................            $        --             $        --


          See accompanying notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------------------
                                                                          2003                       2002
                                                                       ------------             ------------

INTEREST INCOME
   Interest and fees on loans .............................            $ 14,380,212             $ 17,291,997
   Interest on investment securities:
   Taxable securities .....................................               2,616,483                3,145,293
   Non taxable securities .................................                 175,255                  269,496
   Interest on federal funds sold .........................                 157,282                  226,190
   Other interest .........................................                  14,254                   14,424
                                                                       ------------             ------------
      Total interest income ...............................              17,343,486               20,947,400
                                                                       ------------             ------------
INTEREST EXPENSE
   Interest on deposits ...................................               5,546,548                6,941,654
   Interest on short-term borrowings ......................                   1,713                   32,213
   FHLB long-term debt ....................................               1,132,959                1,132,959
   Interest on capitalized lease obligations ..............                  85,161                  130,185
   Interest on trust preferred securities .................                 647,966                  560,606
   Interest on other long-term debt .......................                  77,970                  105,135
                                                                       ------------             ------------
      Total interest expense ..............................               7,492,317                8,902,752
                                                                       ------------             ------------
Net interest income .......................................               9,851,169               12,044,648
   Provision for loan losses ..............................               3,610,480                4,053,852
                                                                       ------------             ------------
Net interest income after provision for loan losses .......               6,240,689                7,990,796
NONINTEREST INCOME
   Service charges on deposits ............................               1,320,822                1,536,151
   Insurance commissions ..................................               1,136,586                1,092,660
   Bank club dues .........................................                 211,363                  216,770
   Debt cancellation fees .................................                  48,567                  138,854
   Other operating income .................................                 531,480                  636,801
   Securities gains, net ..................................                 728,596                  123,941
                                                                       ------------             ------------
      Total noninterest income ............................               3,977,414                3,745,177
                                                                       ------------             ------------
NONINTEREST EXPENSE
   Salaries and employee benefits .........................               6,638,957                7,210,194
   Occupancy expense ......................................               1,171,720                1,151,926
   Furniture and equipment expense ........................                 754,998                  825,759
   Insurance expense ......................................                 581,199                  182,703
   Director and committee fees ............................                 219,617                  202,000
   Professional services ..................................               2,268,429                1,605,730
   Net loss on sale or write-down of other
      real estate owned ...................................                 532,904                  203,604
   Net loss on disposal of assets .........................                  36,882                  315,425
   Other operating expenses ...............................               2,046,614                2,115,026
                                                                       ------------             ------------
      Total noninterest expense ...........................              14,251,320               13,812,367
                                                                       ------------             ------------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES ....................................              (4,033,217)              (2,076,394)
Applicable income taxes ...................................                 942,902                  208,598
                                                                       ------------             ------------
      LOSS FROM CONTINUING OPERATIONS .....................              (3,090,315)              (1,867,796)
                                                                       ------------             ------------


          See accompanying notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                                  (UNAUDITED)


                                                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                           -----------------------------------
                                                                                              2003                    2002
                                                                                           -----------             -----------

DISCONTINUED OPERATIONS:
   Income from operations of divested branches
      (includes gain on disposal of $8,071,985) ...............................                     --               8,504,062
   Applicable income taxes ....................................................                     --              (2,576,731)
                                                                                           -----------             -----------
   NET INCOME (LOSS) ..........................................................            $(3,090,315)            $ 4,059,535
                                                                                           ===========             ===========

OTHER COMPREHENSIVE INCOME:
      Unrealized holding gains (losses) arising during period,
         net of income taxes of $81,521 and $696,705, respectively ............            $  (122,281)            $ 1,045,058
      Reclassification adjustment related to net realized gains, net of
         income taxes of $ 291,438 and $49,576, respectively ..................               (437,158)                (74,365)
                                                                                           -----------             -----------
      OTHER COMPREHENSIVE INCOME (LOSS) .......................................               (559,439)                970,693
                                                                                           -----------             -----------
COMPREHENSIVE INCOME (LOSS) ...................................................            $(3,649,754)            $ 5,030,228
                                                                                           ===========             ===========

Earnings (loss) per common share - income (loss) from continuing operations:
      Basic ...................................................................            $     (0.66)            $     (0.40)
      Diluted .................................................................            $     (0.66)            $     (0.40)

Earnings (loss) per common share - net income (loss):
      Basic ...................................................................            $     (0.66)            $      0.88
      Diluted .................................................................            $     (0.66)            $      0.88

Weighted average number of shares outstanding:
      Basic ...................................................................              4,647,621               4,632,811
      Diluted .................................................................              4,647,621               4,632,811

Dividends per share ...........................................................            $        --             $        --


          See accompanying notes to consolidated financial statements

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------------------
                                                                                        2003                      2002
                                                                                    ------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ...................................................            $ (3,090,315)            $  4,059,535
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
   Provision for loan losses ...........................................               3,610,480                4,128,978
   Provision for depreciation and amortization .........................                 874,550                1,068,169
   Amortization of investment security premiums
      and accretion of discounts .......................................                 388,111                  149,811
   Deferred tax expense ................................................                  71,455                  622,232
   Realized investment security gains ..................................                (728,596)                (123,941)
   Gain on sale of branches ............................................                      --               (8,071,985)
   Loss on sale of premises and equipment ..............................                  10,240                  315,425
   Net loss or write-down on other real estate owned ...................                 532,904                  203,604
   Decrease in accrued interest receivable .............................               1,022,209                1,673,633
   Increase (decrease) in accrued interest payable .....................                 275,586                 (679,167)
   Other ...............................................................                 916,016               (1,398,707)
                                                                                    ------------             ------------
      Net cash provided by operating activities ........................               3,882,640                1,947,587
                                                                                    ------------             ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales, calls and pay downs of securities
      available for sale ...............................................              74,912,228               35,674,381
   Proceeds from maturity of securities
      available for sale ...............................................              18,200,000               15,000,000
   Purchase of securities available for sale ...........................             (93,558,140)             (47,361,146)
   Cash disbursed in settlement of branch divestitures .................                      --              (32,054,765)
   Net decrease in loans to customers ..................................              25,136,450               17,809,200
   Proceeds from sale of premises and equipment ........................                  19,035                   60,350
   Capital expenditures ................................................                (211,528)                (252,404)
   Net proceeds from sale of other real estate .........................                 983,583                  398,403
                                                                                    ------------             ------------
      Net cash provided by (used in) investing activities ..............              25,481,628              (10,725,981)
                                                                                    ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits,
      NOW accounts and savings accounts ................................              14,417,713                  310,669
   Net decrease in certificates of deposit and other time deposits .....             (21,954,298)             (14,941,161)
   Net decrease increase in short-term borrowings ......................              (1,725,133)              (2,424,313)
   Net decrease in capitalized lease obligations .......................                 (40,305)                 (58,055)
   Repayment of long-term debt .........................................                (201,159)                (415,207)
                                                                                    ------------             ------------
      Net cash provided by (used in) financing activities ..............              (9,503,182)             (17,528,067)
                                                                                    ------------             ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................              19,861,086              (26,306,461)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................              40,206,613               53,037,008
                                                                                    ------------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................            $ 60,067,699             $ 26,730,547
                                                                                    ============             ============

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)


                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                             ----------------------------------
                                                                2003                    2002
                                                             -----------            -----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
   Interest .....................................            $ 7,216,731            $12,012,698
   Income taxes .................................                     --              1,611,346

SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Foreclosure of other real estate owned .......              5,826,391              2,148,108
   Loan charge-offs, net of recoveries ..........              2,162,533              2,429,477


          See accompanying notes to consolidated financial statements

             [The remainder of this page intentionally left blank]

                  COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - GENERAL

The consolidated financial statements include the accounts of Community Bancshares, Inc. and its wholly-owned subsidiaries, collectively, hereinafter referred to as the "Company". The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three or six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications of prior years' amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or shareholders' equity.

The Company has not changed its accounting and reporting policies from those stated in the annual report on Form 10-K for the year ended December 31, 2002. The unaudited interim financial statements included in this report should be read in conjunction with the audited financial statements and footnotes included in such annual report on Form 10-K. These policies, along with the disclosures presented in the other footnotes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Those accounting policies involving significant estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. The Company recognizes the following as critical accounting policies: Accounting for Allowance for Loan Losses and Accounting for Income Taxes.

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

NOTE 2 - STOCK BASED COMPENSATION

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

The Company's options granted during the first six months of 2003 vest immediately; therefore, for purposes of pro forma disclosure, the compensation expense related to these options was recognized when granted. No options were granted during the first six months of 2002.

The Company's pro forma information follows:


                                                                     FOR THE THREE                       FOR THE SIX
                                                                   MONTHS ENDED JUNE 30,             MONTHS ENDED JUNE 30,
                                                              -----------------------------      -----------------------------
                                                                  2003             2002             2003              2002
                                                              -----------       -----------      -----------       -----------

Net income (loss):
     As reported .........................................    $(2,541,206)      $ 2,827,022      $(3,090,315)      $ 4,059,535
Deducts:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of tax ..................................        (30,739)               --         (170,329)               --
                                                              -----------       -----------      -----------       -----------

Pro forma net income (loss) ..............................    $(2,571,945)      $ 2,827,022      $(3,260,644)      $ 4,059,535
                                                              ===========       ===========      ===========       ===========

Basic earnings (loss) per share:
     As reported .........................................    $     (0.55)      $      0.61      $     (0.66)      $      0.88
     Pro forma ...........................................    $     (0.55)      $      0.61      $     (0.70)      $      0.88
Diluted earnings (loss) per share:
     As reported .........................................    $     (0.55)      $      0.61      $     (0.66)      $      0.88
     Pro forma ...........................................    $     (0.55)      $      0.61      $     (0.70)      $      0.88

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the options granted in 2003: dividend yield 0%; expected volatility of .283; risk-free interest rates of 3.10% for options issued in the first quarter of 2003 and 2.50% for options issued in the second quarter of 2003; and expected lives of 5 years.

NOTE 3 - CONTINGENCIES

BACKGROUND

At a meeting of Community Bank's Board of Directors on June 20, 2000, a director brought to the attention of the Board the total amount of money Community Bank had paid subcontractors in connection with the construction of a new Community Bank office in Guntersville, Alabama. Management of the Company commenced an investigation of the expenditures. At the request of management, the architects and subcontractors involved in the construction project made presentations to the Boards of Directors of the Company and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the Board of Directors of Community Bank, another director alleged that Community Bank had been overcharged by subcontractors on that construction project and another current construction project. On July 18, 2000, the Boards of Directors of the Company and Community Bank appointed a joint committee comprised of independent directors of the Company and of Community Bank to investigate the alleged overcharges. The joint committee retained independent legal counsel and an independent accounting firm to assist the committee in its investigation and has made its report to the Boards of Directors. The directors of Community Bank who alleged the construction overcharges have made similar charges to bank regulatory agencies and law enforcement authorities. These agencies and authorities are currently conducting investigations regarding this matter. As indicated in Footnote 22 in the Annual Report on Form 10-K, the Company recognized an aggregate asset impairment of $1,972,000.

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

Following a hearing on August 29, 2001, the court denied these motions on November 8, 2001. The court also ruled that the plaintiffs were entitled to conduct discovery except as it related to one of the subcontractor defendants and granted the plaintiffs' motion to unseal the report of the special litigation committee. On November 14, 2001, the directors of the Company filed a motion for the court to alter, amend, or vacate its November 8, 2001 rulings. On February 7, 2002, the Company and Community Bank filed a motion to disqualify Maynard, Cooper & Gale, P.C., the law firm representing the plaintiffs, due to conflicts of interest. The court held a hearing on these motions on February 22, 2002 and the parties are awaiting a ruling. A tentative settlement of the lawsuit was announced in November, 2002, but was not finalized. On or about April 21, 2003 the plaintiffs filed a motion to enforce the tentative settlement. The court scheduled a hearing on September 5, 2003 to consider the fairness of this tentative settlement. On or about July 25, 2003 the Alabama Banking Department filed a motion to intervene in the case for the purpose of opposing this settlement.

On July 30, 2003 the Company, Community Bank and certain individual defendants agreed to a new settlement of this case and the Packard case (see "Packard Derivative Litigation" below) which supersedes the settlement announced in November, 2002. On August 11, 2003 the court entered an order substituting this new settlement for the prior one for purposes of the fairness hearing on September 5, 2003. The terms of the new settlement are set forth in Exhibit 99(c) to a Form 8-K filed by the Company with the Securities and Exchange Commission on August 12, 2003. Shareholders of the Company may file objections to the new settlement with the Clerk of the Circuit Court of Blount County, Alabama, no later than three business days prior to the fairness hearing. The new settlement is subject to the approval of the Alabama Superintendent of Banks and the court.

Because of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations.

PACKARD DERIVATIVE LITIGATION

On April 4, 2003, a group composed of the same plaintiffs as in the Benson case filed another derivative action against Sheffield Electrical Contractors, Inc., Steve Sheffield, Jay Bolden, Dudley, Hopton-Jones, Sims & Freeman, PLLP, Glynn Debter, Kennon R. Patterson, Jr., Robert O. Summerford, Jimmie Trotter, John Lewis, Jr., Merritt Robbins, Stacy Mann, B. K. Walker, Jr., Denny Kelly, Roy B. Jackson, Loy McGruder, and Hodge Patterson. The complaint in this new derivative lawsuit, besides adding defendants known during but not named in the Benson lawsuit, is based upon the same allegations as in the Benson case but bases its claims against the director-defendants not "for what they did (and did not do) before learning of the over billing [sic.] allegations against Patterson [Kennon R. Patterson, Sr., the Company's former Chairman and CEO] in July 2000" but, instead "only for what they have done (and failed to do) after the filing of the Benson lawsuit -- that is, after they learned of the allegations against Patterson in July 2000." [Emphasis in the original.] On June 18, 2003 the court granted the motion filed by the Company, Community Bank and most of the individual defendants to transfer the suit to the Circuit Court of Blount County, Alabama. On July 30, 2003 the Company, Community Bank and certain individual defendants agreed to a tentative settlement of this case as part of the settlement of the Benson case (see "Benson Litigation" above). Because of the inherent uncertainties of the litigation process, the Company is unable at this time to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations.

CORR FAMILY LITIGATION

On September 14, 2000, Bryan A. Corr and six other shareholders of the Company related to Mr. Corr filed an action in the Circuit Court of Blount County, Alabama, against the Company, Community Bank, and certain directors and officers of the Company and Community Bank. The plaintiffs have alleged that the directors of the Company actively participated in or ratified the misappropriation of corporate income. The action was not styled as a shareholder derivative action. On January 3, 2001, the defendants filed a motion for summary judgment on the basis that these claims are derivative in nature and cannot be brought on behalf of individual shareholders. The court has not ruled on the motion. On May 15, 2003, the court granted the defendants' motion for summary judgment. The plaintiffs have appealed the court's ruling. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming, and a diversion of management's attention.

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

PATTERSON LITIGATION

On April 9, 2003 Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of the Company, filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Alabama in connection with his petition for protection under Chapter 11 of the United States Bankruptcy Code. Defendants of the adversary proceeding are the Company, Community Bank, five directors of the Company and Community Bank and the law firm of Powell, Goldstein, Frazer and Murphy, LLP which represents Community Bank's Audit Committee. The complaint alleges that the Company breached its employment agreement with Mr. Patterson by terminating his employment on January 27, 2003 and failed to pay him for compensation and benefits which had allegedly accrued prior to his termination. The complaint also alleges that Community Bank, members of Community Bank's Audit Committee, the Audit Committee's independent counsel and the Company's current Chairman, President and Chief Executive Officer conspired to interfere with Mr. Patterson's contract and business relationship with the Company. The suit seeks damages in excess of $150 million for, among other things, lost compensation and benefits, mental anguish, and damage to Mr. Patterson's reputation. The Company believes that this lawsuit is without merit and intends to defend the action vigorously. On May 9, 2003 the defendants filed a motion to dismiss the suit. On June 17, 2003 the court denied the motion to dismiss the suit as to the Company, Community Bank and the individual defendants. On July 7, 2003, those defendants filed a counterclaim against Mr. Patterson asserting that Mr. Patterson breached his employment agreement with the Company, engaged in fraudulent conduct, and converted property belong to Community Bank to his own use. Although management currently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, regardless of the outcome, the action could be costly, time consuming and a diversion of management's attention.

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

NOTE 4 - DISCONTINUED OPERATIONS

During 2002, Community Bank consummated the sale of the following branches: two Pulaski, Tennessee locations on March 31, 2002, two DeKalb County, Alabama locations on May 3, 2002, and six Marshall County, Alabama locations on May 31, 2002. Income and expenses related to these locations are included in discontinued operations for the three and six months ended June 30, 2002 for comparative purposes.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

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

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The changes in this Statement require that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In particular, the changes in this Statement (1) is expected to result in a more complete depiction of an entity's liabilities and equity and should, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances, (2) is expected to enhance the relevance of accounting information by providing more information about an entity's obligations to transfer assets or issue shares, thus, improving its predictive value to users. Reliability of accounting information should be improved by providing a portrayal of an entity's capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of this Statement. Those changes may result in more consistent reporting of these financial instruments. Management does not believe the provisions of this standard will have a material impact on the Company.

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

FINANCIAL CONDITION

JUNE 30, 2003 COMPARED TO DECEMBER 31, 2002

SUMMARY

Total assets at June 30, 2003 were $553,869,000, down from $567,596,000 at
December 31, 2002. The Company continued to experience declines in loans. The Company also experienced a decline in deposits during the quarter due mostly to management's decision not to rebid on higher priced out of state funds, since funding is not currently needed for liquidity at the Company's subsidiary, Community Bank.

EARNING ASSETS

The earning assets of the Company are mainly composed of investment securities, federal funds sold and loans. Investment securities decreased $146,000 at June 30, 2003 from $123,901,000 at December 31, 2002. The investment securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain government deposits. Short-term investments in the form of interest-bearing deposits with banks were $260,000 at June 30, 2003 compared to $200,000 at December 31, 2002. The
Company had $25,215,000 in federal funds sold at June 30, 2003, compared to $24,030,000 at December 31, 2002, representing an increase of $1,185,000, or 4.9%.

Cash and due from banks increased $18,616,000 during the first six months of 2003. Earnings credit rates are applied to balances held in the Company's correspondent bank accounts held with other banks. The Company is given a credit based on its balance and the credit is used to offset service charges to the Company. These earnings credit rates are currently higher than the federal funds sold rates. The Company increased its balances in its main correspondent account during 2003 to take advantage of the better rate; therefore, earning a larger credit against service charges it would have paid than the interest income it otherwise would have received had the funds been in federal funds sold.

Loans comprise the largest single category of the Company's earning assets. Loans, net of unearned income, were $326,405,000 at June 30, 2003 down $32,779,000, or 9.1%, from $359,184,000 at December 31, 2002. The Company continues to experience a decline in total loans because of economic downturns, the tightening of the Company's credit standards, increased charge-offs of loans made in previous years, and lack of loan demand in the markets it currently serves.

NONPERFORMING ASSETS AND PAST DUE LOANS

Between December 31, 2002 and June 30, 2003, the ratio of the allowance for loan losses to total nonperforming assets (defined as nonaccruing loans, loans past due 90 days or greater, restructured loans, nonaccruing securities, and other real estate) declined from 43.95% at year-end 2002 to 37.46% at June 30, 2003. The ratio of total nonperforming assets to total assets increased to 5.41% at June 30, 2003 from 3.92% at year-end 2002, while the ratio of nonperforming loans to total loans, net of unearned income, increased to 5.57% at June 30, 2003 from 4.06% at December 31, 2002. These changes were primarily due to an increase in nonaccruing loans of $4,235,000 or 41.9%, to $14,334,000 at June 30, 2003 from $10,099,000 at December 31, 2002 and an increase in other real estate of $4,127,000, or 53.8%, to $11,803,000 at June 30, 2003 from
$7,676,000 at December 31, 2002. In addition, loans past due 90 days or more increased $197,000, or 15.9%, to $1,438,000 at June 30, 2003 from $1,241,000 at
December 31, 2002. Total nonperforming assets increased $7,722,000, or 34.7%, to $29,982,000 at June 30, 2003 from $22,260,000 at December 31, 2002. The significant increase in nonaccrual loans was mostly due to a $5,150,000 real estate loan to the Company's former Chairman and Chief Executive Officer who filed bankruptcy in January, 2003. It is the Company's policy to place loans on nonaccrual status when a borrower files bankruptcy.

FUNDING

The Company's primary sources of funding are from deposits from the customers of Community Bank and from other short-term and long-term borrowings. Total deposits of $451,927,000 at June 30, 2003 reflected a decrease of $7,537,000, or 1.6%, from $459,464,000 at year-end 2002. Deposits are Community Bank's primary source of funds. Noninterest-bearing deposits increased $6,423,000, or 12.1%, to $59,344,000 at June 30, 2003 from $52,921,000 at December 31, 2002, while interest-bearing deposits decreased $13,960,000, or 3.4%, to $392,583,000 at June 30, 2003 from $406,543,000 at December 31, 2002. Certificates of deposit and other time deposits of $100,000 or more decreased $8,405,000, or 9.8%, to $77,512,000 at June 30, 2003 from $85,917,000 at December 31, 2002.

Total short-term borrowings decreased $1,725,000, or 100%, to a zero balance at June 30, 2003 from $1,725,000 at December 31, 2002. FHLB long-term debt remained constant at $38,000,000 for both June 30, 2003 and December 31, 2002 while other long-term debt decreased $201,000, or 5.6%, to $3,377,000 at June 30, 2003 from $3,578,000 at December 31, 2002.

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

LIQUIDITY

The Company experienced an approximate $19,861,000 increase in cash and cash equivalents during the first six months of 2003. Cash provided by operating activities was $3,883,000. Investing activities provided an increase of $25,482,000, mostly from loan payments from customers. Financing activities used $9,503,000 of cash and cash equivalents during the first six months of 2003. Certificates of deposits decreased $21,954,000, but was partially offset by increases in cash from the growth of demand deposits, NOW deposits, and other savings deposits totaling $14,418,000.

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

CAPITAL RESOURCES

Total shareholders' equity at June 30, 2003 was 6.7% of total assets as compared to 7.1% at December 31, 2002. The decrease experienced during the first six months of 2003 is primarily a result of net losses of $3,090,000.

Bank regulatory authorities have issued risk-based capital guidelines that take into consideration risk factors associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The Company's Tier I capital, which includes common stock, retained earnings and guaranteed preferred beneficial interest in the Company's junior subordinate deferrable interest debentures, amounted to $43,959,000 at June 30, 2003, compared to $46,817,000 at December 31, 2002. Tier II capital components include supplemental capital components, such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus the Tier II capital components are referred to as total risk-based capital, which was $48,322,000 at June 30, 2003 as compared to $52,897,000 at year-end 2002. The percentage ratios, as calculated under the guidelines, for tier I and total risk-based capital were 12.84% and 14.11%, respectively, at June 30, 2003, compared to 12.95% and 14.63%, respectively, at year-end 2002. At June 30, 2003, both tier I and total risk-based capital of the Company exceeded the regulatory minimum ratios of 4% and 8%, respectively.

Another important indicator of capital adequacy in the banking industry is the leverage ratio. The tier I leverage ratio is defined as the ratio that the Company's tier I capital bears to total average assets minus goodwill. The Company's tier I leverage ratios were 7.85% and 8.20% at June 30, 2003 and December 31, 2002, respectively, exceeding the regulatory minimum requirement of 4%. The Company is currently under a special regulatory requirement of 6.50% for tier 1 leverage ratio. The Company's ratio currently exceeds that requirement.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

SUMMARY

The Company's net loss from continuing operations for the six months ended June 30, 2003 was $3,090,000, a decrease of $1,222,000 from a net loss from continuing operations of $1,868,000 for the same period in 2002. Income from discontinued operations which includes the gain on disposal of $5,927,000 during the first six months of 2002 brought net income to $4,060,000. Both basic and diluted net loss per share was $0.66 for the six months ended June 30, 2003, as compared to net income per share of $0.88 for the same period in 2002.

The Company's net loss for the three month period ended June 30, 2003 was $2,541,000 as compared to net income of $2,827,000 for the same period of 2002; however, continuing operations during the three month period ended June 30, 2002 resulted in a net loss of $1,882,000 in comparison to the $2,541,000.

The following discussion is on results of operations from continuing operations of the Company. Refer to Note 6 of the Notes to Consolidated Financial Statements for a description of the presentation for discontinued operations.

NET INTEREST INCOME

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, was $9,851,000 for the six months ended June 30, 2003. Net interest income, before provision for loan losses, decreased $2,194,000, or 18.2%, from $12,045,000 for the same period of 2002. Revenues from interest earning assets of the Company decreased $3,604,000, or 17.2%, to $17,343,000 for the six months ended June 30, 2003 from $20,947,000 for the same period in 2002. This decrease was due to lower yields on and volume of interest earning assets. Average earning assets outstanding during the first six months of 2003 were $498,164,000, which represents a decrease of $36,158,000, or 6.8%, from $534,322,000 for the first six months of 2002. The
Company's yield on its average earning assets decreased 89 basis points to 7.02% for the first six months of 2003, compared to 7.91% for the same period of 2002. This decrease is somewhat reflective of the overall decrease in interest rates experienced during the time frame. Interest expense for the six months ended June 30, 2003 decreased $1,411,000, or 15.8%, to $7,492,000 from
$8,903,000 for the corresponding period of 2002. This decrease occurred due to a decline in rates paid on and volume of interest-bearing liabilities. Average interest-bearing liabilities during the first six months of 2003 were $457,379,000, which represents a decrease of $14,666,000, or 3.1%, from $472,045,000 for the same period of 2002. The rate paid on average interest-bearing liabilities decreased 50 basis points to 3.30% for the six month period ended June 30, 2003, compared to 3.80% for the first six months of 2002. This decrease is also attributable to the overall decline in interest rates during the year 2002.

The Company's net interest margin for the six months ended June 30, 2003 decreased 56 basis points to 3.99%, from 4.55% for the six months ended June 30, 2002, due to the decrease in net interest income. Net interest margin is computed by dividing net interest income by average interest earning assets. This ratio represents the difference between the average yield returned on average interest earning assets and the average rate paid on funds used to support those interest earning assets, including both interest-bearing and noninterest-bearing sources.

The Company's net interest spread for the six months ended June 30, 2003 decreased 39 basis points to 3.72%, from 4.11% for the six months ended June 30, 2002, as the average cost of interest-bearing sources of funds decreased 50 basis points while the average yield on interest earning assets decreased 89 basis points. Net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest-bearing sources of funds. The Company has also experienced declines in its net interest margin and net interest spread with the continued increase in nonearning assets as a result of higher nonaccrual loans and other real estate owned.

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2003, the allowance for loan losses was $11,232,000 which represented an increase of $1,448,000, or 14.8%, from the December 31, 2002 amount of $9,784,000. The provision for loan losses was $3,610,000 and $4,054,000 for the six months ended June 30, 2003 and 2002, respectively. Management continues to make provisions for current losses in the loan portfolio as it continues its effort to improve the overall credit quality of the Company. In this effort, management has increased the allowance for loan losses account as a percent of loans to reserve for potential losses in the loan portfolio by recognizing additional provisions for loan loss expense. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 3.44% at June 30, 2003, compared to 2.72% at December 31, 2002. Loan charge-offs exceeded recoveries by $2,163,000 during the first six months of 2003, which represented a decrease of $266,000, or 11.0%, from $2,429,000 for the same period during 2002. Management believes that the allowance for loan losses at June 30, 2003 is adequate; however, no assurance can be given that additional losses may not occur or that additional provisions to the allowance for loan losses will not be necessary.

NONINTEREST INCOME

Noninterest income for the six months ended June 30, 2003 increased $232,000, or 6.2%, to $3,977,000, from $3,745,000 for the same period of 2002. Service charges on deposit accounts decreased $215,000, or 14.0%, to $1,321,000 for the first six months of 2003 from $1,536,000 in the first six months of 2002. Debt cancellation fees decreased during the first six months of 2003, as compared to the first six months of 2002, $90,000, or 64.7%, due to decreased volume in debt cancellation coverage associated with the decline in the Company's loan portfolio. Other operating income decreased $106,000 to $531,000 for the first six months of 2003 from $637,000 for the same period in 2002. The Company recorded net gains on the sale of investment securities of $729,000 during the six months ended June 30, 2003, compared to net gains on the sale of investment securities of $124,000 for the same period of 2002. The net securities gains were the primary reason for the increase in noninterest income, although the Company also experienced a 4.0%, or $44,000, increase in insurance commissions attributable to increased revenues from the Company's subsidiary, Community Insurance Corp.

For the three months ended June 30, 2003, noninterest income was $1,793,000, a decrease of $242,000, or 11.9% from $2,035,000 for the same period in 2002. For the three month period ended June 30, 2003 from the same period ended June 30, 2002, insurance commissions increased $20,000, debt cancellation fees decreased $61,000, other operating income decreased $104,000 and net securities gains decreased $26,000.

NONINTEREST EXPENSES

Noninterest expenses for the six months ended June 30, 2003 were $14,251,000, representing a $439,000, or 3.2%, increase from $13,812,000 for the same period of 2002. The primary components of noninterest expenses are salaries and employee benefits, which decreased $571,000, or 7.9%, to $6,639,000 for the six months ended June 30, 2003 from $7,210,000 for the same period of 2002. Occupancy costs increased $20,000, or 1.7%, to $1,172,000 for the first six months of 2003 from $1,152,000 for the same period of 2002. Furniture and equipment expenses for the six month period ended June 30, 2003 decreased $71,000, or 8.6%, to $755,000 from $826,000 for the same period of 2002.
Insurance expense increased $398,000 to $581,000 for the six months ended June 30, 2003 from $183,000 for the same period in 2002. Director and committee fees increased $18,000, or 8.9%, to $220,000 for the first six months of 2003 from $202,000 for the first six months of 2002. This increase is the result of increased Board meetings due to the many changes the Company has experienced during the first six months of 2003. Other operating expenses were $2,047,000 and $2,115,000 for the six month periods ended June 30, 2003 and 2002, respectively. Professional services expense increased $662,000, or 41.2%, to $2,268,000 due to professional services required to comply with the agreement with the Alabama State Banking Department and the investigation into payments made in connection with construction projects of the Bank.

For the three months ended June 30, 2003, noninterest expenses were $7,243,000, an increase of $163,000 over the same three month period in 2002 of $7,080,000. The increase was due to increases in professional services and insurance expense of $358,000 and $197,000, respectively. This increase was partially offset by a $427,000 decrease in salaries and employee benefits and a $143,000 decrease in other operating expenses, but was further exacerbated by losses on other real estate and disposal of assets totaling $317,000.

INCOME TAXES

The Company attempts to maximize its net income through active tax planning. Tax benefits were $943,000 for the six month period ended June 30, 2003 compared to tax expense of $2,368,000 for the same period in 2002. The Company has experienced an effective tax rate of 23.4% thus far in 2003.


RECENTLY ISSUED ACCOUNTING STANDARDS


In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.


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


In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The changes in this Statement require that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In particular, the changes in this Statement (1) is expected to result in a more complete depiction of an entity's liabilities and equity and should, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances, (2) is expected to enhance the relevance of accounting information by providing more information about an entity's obligations to transfer assets or issue shares, thus, improving its predictive value to users. Reliability of accounting information should be improved by providing a portrayal of an entity's capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of this Statement. Those changes may result in more consistent reporting of these financial instruments. Management does not believe the provisions of this standard will have a material impact on the Company.

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

The estimated impact on Community Bank's net interest income sensitivity over a one year time horizon at June 30, 2003 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Bank's estimates of how interest-bearing transaction accounts will reprice.

                              RATE SHOCK ANALYSIS


                                               -100                                   +100
                                               BASIS                                  BASIS
                                               POINTS              LEVEL              POINTS
                                              -------             -------             -------
                                                            (DOLLARS IN THOUSANDS)

Prime Rate .......................               3.00%               4.00%               5.00%

Interest Income ..................            $30,879             $32,272             $33,603
Interest Expense .................             10,791              11,803              13,136
                                              -------             -------             -------
     Net Interest Income .........            $20,088             $20,469             $20,467
                                              =======             =======             =======

Dollar change from Level .........            $  -381                                 $   -2

Percentage change from Level .....             -1.86%                                  -0.00%


As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to remain unchanged and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 1.86%. These percent changes from a level rate scenario fall comfortably within Community Bank's ALCO policy limit of +/-7.00%.

ITEM 4 - CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

         (b) Management, in consultation with the Company's independent accountants, identified deficiencies related to the impairment of premises and the equipment and valuation of repossessions, which constitute "material weaknesses" under standards established by the American Institute of Certified Public Accountants. Management has established a plan to strengthen the procedures and controls surrounding these processes. Implementation has begun and completion of these plans is expected in the third quarter of 2003.

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On or about April 21, 2003 the plaintiffs in the lawsuit styled Benson et al v. Community Bancshares, Inc. et al. filed a motion to enforce the tentative settlement announced in November, 2002. The court scheduled a hearing on September 5, 2003 to consider the fairness of this tentative settlement. On or about July 25, 2003 the Alabama Banking Department filed a motion to intervene in the case for the purpose of opposing this settlement. On July 30, 2003 the Company, Community Bank and certain individual defendants agreed to a new settlement of this case which supersedes the settlement announced in November, 2002. On August 11, 2003 the court entered an order substituting this new settlement for the prior one for purposes of the fairness hearing on September 5, 2003. The terms of the new settlement are set forth in Exhibit 99(c) to a Form 8-K filed by the Company with the Securities and Exchange Commission on August 12, 2003. Shareholders of the Company may file objections to the new settlement with the Clerk of the Circuit Court of Blount County, Alabama, no later than three business days prior to the fairness hearing. The new settlement is subject to the approval of the Alabama Superintendent of Banks and the court.

On May 15, 2003 the court granted the defendants' motion for summary judgment in the lawsuit styled Corr v. Patterson. The plaintiffs have appealed the court's ruling.

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

On June 18, 2003, the court granted the motion filed by the Company, Community Bank and most of the individual defendants to transfer the lawsuit styled Packard et al. v. Sheffield Electrical Contractors, Inc. et al. from the Circuit Court of Jefferson County, Alabama, to the Circuit Court of Blount County, Alabama,. On July 30, 2003 the Company, Community Bank and certain individual defendants agreed to a tentative settlement of this case as part of the settlement of the Benson case.

On May 9, 2003 the defendants in the lawsuit styled Patterson v. Community Bancshares, Inc. et al. filed a motion to dismiss the suit. On June 17, 2003 the court denied the motion to dismiss the suit as to the Company, Community Bank and the individual defendants. On July 7, 2003, those defendants filed a counterclaim against Mr. Patterson asserting that Mr. Patterson breached his employment agreement with the Company, engaged in fraudulent conduct, and converted property belonging to Community Bank to his own use.

Except as noted above, no reportable events or material developments have occurred since the filing of the Company's Annual Report on Form 10-K (the "Form 10-K"), for the year ended December 31, 2002 and filed on April 15, 2003.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on Thursday, July 24, 2003, at which the following matters were voted upon by the stockholders of the Company:

I.       Election of Class I Directors

Roy B. Jackson, Stacey W. Mann and Jimmie Trotter were elected to serve as Class III directors of the Company until the annual meeting of stockholders in 2006 or until their successors are elected and qualified. The vote with respect to such election was as follows:


                                                         Votes Cast           Abstentions
                                  Votes Cast             Against or            or Broker
Name                               In Favor               Withheld             Non-Votes

Roy B. Jackson                    3,261,646               840,988
Stacey W. Mann                    2,899,494             1,203,140
Jimmie Trotter                    3,269,091               833,543

The following directors continued in office following the stockholders meeting:


Name                           Term Expires

Glynn Debter                      2004
John J. Lewis, Jr.                2004
Loy McGruder                      2004
Kenneth K. Campbell               2005
Patrick M. Frawley                2005
Kennon R. Patterson, Sr.          2005
Merritt M. Robbins                2005

II.      Removal of a Class III Director

The recommendation made by the Board of Directors that Kennon R. Patterson, Sr. be removed as a Class III director of the Company was not adopted. Pursuant to the Company's Certificate of Incorporation, the holders of at least 80% of the shares of Company common stock represented at the meeting, in person or by proxy, must affirmatively vote for removal in order for a director to be removed from office. With respect to removal of Mr. Patterson, the holders of 2,715,279 shares, or approximately 66.18 % of the shares represented at the meeting, voted in favor of removal, holders of 661,593 voted against removal, and holders of 725, 762 shares abstained.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11       Statement of computation of per share earnings
         31.1     Rule 13a-14(a)/15d-14(a) Certifications of the Chief
                  Executive Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certifications of the Chief
                  Financial Officer
         32.1     Rule 13a-14(b) Certifications of the Chief Executive Officer
         32.2     Rule 13a-14(b) Certifications of the Chief Financial Officer

(b)      Reports on Form 8-K

         During the quarter ended June 30, 2003, no reports were filed on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the city of Blountsville, State of Alabama, on August 14 , 2003.


                                COMMUNITY BANCSHARES, INC.


                                By:/s/ Patrick M. Frawley
                                   --------------------------------------------
                                   Patrick M. Frawley
                                   Chairman, Chief Executive Officer,
                                   and President


                                By:/s/ Kerri C. Kinney
                                   --------------------------------------------
                                   Kerri C. Kinney
                                   Chief Financial Officer