Form 10-Q
period 2003-09-30
COMMUNITY BANCSHARES INC /DE/
filed 2003-11-14
CIK 752195

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                       OR

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

                                 [ ] YES [X] NO

         AS OF OCTOBER 31, 2003, THERE WERE 4,673,622 SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING.

================================================================================

                                    FORM 10-Q
                           COMMUNITY BANCSHARES, INC.
                               SEPTEMBER 30, 2003

                                    TABLE OF CONTENTS                                          PAGE NO.
                                    -----------------                                          --------
Special Cautionary Notice Regarding Forward-Looking Statements............................           3

Part 1 - Financial Information

      Item 1 -    Financial Statements (Unaudited)

                  Consolidated Statements of Condition as of
                      September 30, 2003 and December 31, 2002............................           4

                  Consolidated Statements of Income for the Three Months Ended
                      September 30, 2003 and 2002.........................................         5-6

                  Consolidated Statements of Income for the Nine Months Ended
                      September 30, 2003 and 2002.........................................         7-8

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 2003 and 2002.........................................        9-10

                  Notes to Consolidated Financial Statements..............................       11-20

      Item 2 -    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......................       21-40

      Item 3 -    Quantitative and Qualitative Disclosures About Market Risk..............       41-42

      Item 4 -    Controls and Procedures.................................................          42

Part 2 - Other Information

      Item 1 -    Legal Proceedings.......................................................          43

      Item 2 -    Changes in Securities and Use of Proceeds...............................          43

      Item 3 -    Defaults Upon Senior Securities.........................................          43

      Item 4 -    Submission of Matters to a Vote of Security Holders.....................          43

      Item 5 -    Other Information.......................................................          43

      Item 6 -    Exhibits and Reports on Form 8-K........................................       43-44

Signatures ...............................................................................          45

                       SPECIAL CAUTIONARY NOTICE REGARDING
                           FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this report, including those under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere, are "forward-looking statements" within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the our control, and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that may be forward-looking statements. Readers can identify these forward-looking statements through the use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "estimate," "continue," "plan," "point to," "project," "could," "intend," "target," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     -   future economic or business conditions;

     - governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

     - the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

     -   interest rate risks and credit risks of borrowers;

     - the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

     - the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;

     - the risks of mergers, acquisitions and divesitures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

     -   changes in accounting policies, rules and practices;

     - changes in technology and/or products may be more difficult or costly, or less effective than anticipated;

     - the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

     - other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

All written or oral statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or the respective dates on which such statement are otherwise made.

PART 1

ITEM 1 - FINANCIAL STATEMENTS

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                    (UNAUDITED)
                                                                                SEPTEMBER 30, 2003     DECEMBER 31, 2002
                                                                                ------------------     ------------------
ASSETS
   Cash and due from banks ................................................     $       31,025,322     $       15,976,613
   Interest-bearing deposits in banks and federal funds sold ..............             12,925,875             24,230,000
   Securities available for sale ..........................................            134,094,190            123,901,469
   Loans (net of unearned income) .........................................            316,745,476            359,183,888
      Allowance for possible loan losses ..................................            (12,059,535)            (9,784,269)
                                                                                ------------------     ------------------
      Net loans ...........................................................            304,685,941            349,399,619
   Capitalized lease receivable ...........................................              2,983,466              3,053,542
   Premises and equipment, net ............................................             24,492,850             25,435,491
   Accrued interest receivable ............................................              3,407,299              4,369,748
   Goodwill and other intangible assets, net ..............................              2,653,828              2,713,389
   Other real estate owned ................................................             10,759,351              7,676,442
   Other assets ...........................................................             12,285,306             10,840,086
                                                                                ------------------     ------------------
      TOTAL ASSETS ........................................................     $      539,313,428     $      567,596,399
                                                                                ==================     ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
      Noninterest-bearing .................................................     $       57,291,556     $       52,920,683
      Interest-bearing ....................................................            382,654,327            406,543,121
                                                                                ------------------     ------------------
         Total deposits ...................................................            439,945,883            459,463,804
   Other short-term borrowings ............................................                494,549              1,725,133
   Accrued interest payable ...............................................              3,916,255              3,622,765
   FHLB long-term debt ....................................................             38,000,000             38,000,000
   Capitalized lease obligations ..........................................              3,998,482              4,058,169
   Other long-term debt ...................................................              3,273,337              3,577,687
   Trust preferred securities .............................................             10,000,000             10,000,000
   Other liabilities ......................................................              6,255,861              6,837,884
                                                                                ------------------     ------------------
      Total liabilities ...................................................            505,884,367            527,285,442
Shareholders' equity
   Preferred stock (par value $.01 per share, 200,000 shares
      authorized, no shares issued) .......................................                      -                      -
   Common stock (par value $.10 per share, 20,000,000
      shares authorized, 4,890,177 and 4,810,089 shares issued as of
      September 30, 2003 and December 31, 2002, respectively) .............                482,712                481,009
   Additional paid in capital .............................................             30,866,541             30,806,862
   Retained earnings ......................................................              6,569,865             11,023,962
   Treasury stock (86,861 and 23,803 shares as of September 30, 2003 and
        December 31, 2002, respectively) ..................................               (894,029)              (441,768)
   Unearned ESOP shares (129,694 and 148,972 shares as of
        September 30, 2003 and December 31, 2002, respectively) ...........             (1,807,078)            (1,999,858)
   Accumulated other comprehensive income (loss), net of taxes ............             (1,788,950)               440,750
                                                                                ------------------     ------------------
      Total shareholders' equity ..........................................             33,429,061             40,310,957
                                                                                ------------------     ------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................     $      539,313,428     $      567,596,399
                                                                                ==================     ==================

           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                                -----------------------------------------
                                                                                       2003                   2002
                                                                                ------------------     ------------------
 INTEREST INCOME
   Interest and fees on loans .............................................     $        6,645,482     $        8,248,749
   Interest on investment securities:
   Taxable securities .....................................................                924,482              1,599,851
   Non taxable securities .................................................                 83,578                 94,881
   Interest on federal funds sold .........................................                 39,622                 76,313
   Other interest .........................................................                131,366                  9,087
                                                                                ------------------     ------------------
      Total interest income ...............................................              7,824,530             10,028,881
                                                                                ------------------     ------------------
INTEREST EXPENSE
   Interest on deposits ...................................................              2,438,689              3,290,504
   Interest on short-term borrowings ......................................                    814                  2,601
   FHLB long-term debt ....................................................                575,870                575,868
   Interest on capitalized lease obligations ..............................                 41,643                 48,940
   Interest on trust preferred securities .................................                306,522                313,331
   Interest on other long-term debt .......................................                 61,710                 48,073
                                                                                ------------------     ------------------
Total interest expense ....................................................              3,425,248              4,279,317
                                                                                ------------------     ------------------
Net interest income .......................................................              4,399,282              5,749,564
   Provision for loan losses ..............................................              1,864,539              2,389,403
                                                                                ------------------     ------------------
Net interest income after provision for loan losses .......................              2,534,743              3,360,161
NONINTEREST INCOME
   Service charges on deposits ............................................                594,493                777,935
   Insurance commissions ..................................................                597,911                500,392
   Bank club dues .........................................................                101,031                112,239
   Debt cancellation fees .................................................                 25,764                 65,585
   Other operating income .................................................                119,653                235,822
   Securities gains, net ..................................................                374,371                305,180
                                                                                ------------------     ------------------
      Total noninterest income ............................................              1,813,223              1,997,153
                                                                                ------------------     ------------------
NONINTEREST EXPENSE
   Salaries and employee benefits .........................................              3,444,171              3,579,141
   Occupancy expense ......................................................                564,741                579,363
   Furniture and equipment expense ........................................                359,006                417,435
   Insurance expense ......................................................                349,345                345,097
   Director and committee fees ............................................                118,350                113,750
   Professional services ..................................................                917,052                 75,960
   Net loss on sale or write-down of other
      real estate owned ...................................................                447,054              1,359,597
   Net loss on disposal or write-down of assets ...........................                 58,553                 18,760
   Other operating expenses ...............................................              1,329,501              3,196,152
                                                                                ------------------     ------------------
      Total noninterest expense ...........................................              7,587,773              9,685,255
                                                                                ------------------     ------------------
LOSS BEFORE INCOME TAXES ..................................................             (3,239,807)            (4,327,941)
Applicable income tax benefit .............................................              1,876,026              1,824,406
                                                                                ------------------     ------------------
      NET LOSS ............................................................     $       (1,363,781)    $       (2,503,535)
                                                                                ==================     ==================

           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                                   (UNAUDITED)

                                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                                -----------------------------------------
                                                                                       2003                   2002
                                                                                ------------------     ------------------
OTHER COMPREHENSIVE INCOME:
      Unrealized holding gains (losses) arising during period,
         net of income taxes of $963,759 and $441,933, respectively .......     $       (1,445,638)    $          662,899
      Reclassification adjustment related to net realized gains, net of
         income taxes of $149,748 and $122,072, respectively ..............               (224,623)              (183,108)
                                                                                ------------------     ------------------
      OTHER COMPREHENSIVE INCOME (LOSS) ...................................             (1,670,261)               479,791
                                                                                ------------------     ------------------
COMPREHENSIVE LOSS ........................................................     $       (3,034,042)    $       (2,023,744)
                                                                                ==================     ==================

Net loss per common share:
      Basic ...............................................................     $            (0.29)    $            (0.54)
      Diluted .............................................................     $            (0.29)    $            (0.54)

Weighted average number of shares outstanding:
      Basic ...............................................................              4,669,789              4,649,782
      Diluted .............................................................              4,669,789              4,649,782

Dividends per share .......................................................     $                -     $                -

           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -----------------------------------------
                                                                                       2003                   2002
                                                                                ------------------     ------------------
INTEREST INCOME
   Interest and fees on loans .............................................     $       21,025,694     $       25,540,746
   Interest on investment securities:
   Taxable securities .....................................................              3,540,965              4,745,144
   Non taxable securities .................................................                258,833                364,377
   Interest on federal funds sold .........................................                196,904                302,503
   Other interest .........................................................                145,620                 23,511
                                                                                ------------------     ------------------
      Total interest income ...............................................             25,168,016             30,976,281
                                                                                ------------------     ------------------
INTEREST EXPENSE
   Interest on deposits ...................................................              7,985,237             10,232,158
   Interest on short-term borrowings ......................................                  2,527                 34,814
   FHLB long-term debt ....................................................              1,708,829              1,708,827
   Interest on capitalized lease obligations ..............................                126,804                179,125
   Interest on trust preferred securities .................................                954,488                873,937
   Interest on other long-term debt .......................................                139,680                153,108
                                                                                ------------------     ------------------
      Total interest expense ..............................................             10,917,565             13,181,969
                                                                                ------------------     ------------------
Net interest income .......................................................             14,250,451             17,794,312
   Provision for loan losses ..............................................              5,475,019              6,443,255
                                                                                ------------------     ------------------
Net interest income after provision for loan losses .......................              8,775,432             11,351,057
NONINTEREST INCOME
   Service charges on deposits ............................................              1,915,315              2,314,086
   Insurance commissions ..................................................              1,734,497              1,593,052
   Bank club dues .........................................................                312,394                329,009
   Debt cancellation fees .................................................                 74,331                204,439
   Other operating income .................................................                651,133                872,623
   Securities gains, net ..................................................              1,102,967                429,121
                                                                                ------------------     ------------------
      Total noninterest income ............................................              5,790,637              5,742,330
                                                                                ------------------     ------------------
NONINTEREST EXPENSE
   Salaries and employee benefits .........................................             10,083,128             10,789,335
   Occupancy expense ......................................................              1,736,461              1,731,289
   Furniture and equipment expense ........................................              1,114,004              1,243,194
   Insurance expense ......................................................                930,544                527,800
   Director and committee fees ............................................                337,967                315,750
   Professional services ..................................................              3,185,481              1,681,690
   Net loss on sale or write-down of other
      real estate owned ...................................................                979,958              1,563,201
   Net loss on disposal or write down of assets ...........................                 95,435                334,185
   Other operating expenses ...............................................              3,376,115              5,311,178
                                                                                ------------------     ------------------
      Total noninterest expense ...........................................             21,839,093             23,497,622
                                                                                ------------------     ------------------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES ....................................................             (7,273,024)            (6,404,235)
Applicable income tax benefit .............................................              2,818,928              2,033,004
                                                                                ------------------     ------------------
      LOSS FROM CONTINUING OPERATIONS .....................................             (4,454,096)            (4,371,231)
                                                                                ------------------     ------------------

           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                                   (UNAUDITED)

                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -----------------------------------------
                                                                                       2003                   2002
                                                                                ------------------     ------------------
DISCONTINUED OPERATIONS:
   Income from operations of divested branches
      (includes gain on disposal of $8,071,985) ...........................                      -              8,504,062
   Applicable income taxes ................................................                      -             (2,576,731)
                                                                                ------------------     ------------------
   NET INCOME (LOSS) ......................................................     $       (4,454,096)    $        1,556,100
                                                                                ==================     ==================

OTHER COMPREHENSIVE INCOME:
      Unrealized holding gains (losses) arising during period,
         net of income taxes of $1,045,279 and $1,138,638 respectively ....     $       (1,567,920)    $        1,707,957
      Reclassification adjustment related to net realized gains, net of
         income taxes of $ 441,187 and $171,648, respectively .............               (661,780)              (257,473)
                                                                                ------------------     ------------------
      OTHER COMPREHENSIVE INCOME (LOSS) ...................................             (2,229,700)             1,450,484
                                                                                ------------------     ------------------
COMPREHENSIVE INCOME (LOSS) ...............................................     $       (6,683,796)    $        3,006,584
                                                                                ==================     ==================

Loss per common share - loss from continuing operations:
      Basic ...............................................................     $            (0.96)    $            (0.94)
      Diluted .............................................................     $            (0.96)    $            (0.94)

Earnings (loss) per common share - net income (loss):
      Basic ...............................................................     $            (0.96)    $             0.34
      Diluted .............................................................     $            (0.96)    $             0.34

Weighted average number of shares outstanding:
      Basic ...............................................................              4,652,012              4,638,801
      Diluted .............................................................              4,652,012              4,638,801

Dividends per share .......................................................     $                -     $                -

           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -----------------------------------------
                                                                                       2003                   2002
                                                                                ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ......................................................     $       (4,454,096)    $        1,556,100
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
   Provision for loan losses ..............................................              5,475,019              6,518,381
   Provision for depreciation and amortization ............................              1,317,228              1,545,833
   Amortization of investment security premiums
      and accretion of discounts ..........................................                828,729                213,157
   Deferred tax expense (benefit) .........................................               (929,822)              (189,543)
   Realized investment security gains .....................................             (1,102,967)              (429,121)
   Gain on sale of branches ...............................................                      -             (8,071,985)
   Loss on sale of premises and equipment .................................                 20,409                334,185
   Net loss on sale or write-down of other real estate owned ..............                979,958              1,563,201
   Decrease in accrued interest receivable ................................                962,449              1,880,377
   Increase (decrease) in accrued interest payable ........................                293,490               (294,940)
   Other ..................................................................                194,267               (354,643)
                                                                                ------------------     ------------------
      Net cash provided by operating activities ...........................              3,584,664              4,271,002
                                                                                ------------------     ------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales, calls and pay downs of securities
      available for sale ..................................................            107,845,745             65,081,103
   Proceeds from maturity of securities
      available for sale ..................................................             18,200,000             15,000,000
   Purchase of securities available for sale ..............................           (139,680,392)           (78,485,625)
   Cash disbursed in settlement of branch divestitures ....................                      -            (32,054,765)
   Net decrease in loans to customers .....................................             33,765,837             26,111,889
   Proceeds from sale of premises and equipment ...........................                 94,885                 60,350
   Capital expenditures ...................................................               (569,575)              (463,139)
   Net proceeds from sale of other real estate owned ......................              1,615,962                625,870
                                                                                ------------------     ------------------
      Net cash provided by (used in) investing activities .................             21,272,462             (4,124,317)
                                                                                ------------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits,
      NOW accounts and savings accounts ...................................             23,120,925               (906,019)
   Net decrease in certificates of deposit and other time deposits ........            (42,638,846)            (8,156,804)
   Net decrease increase in short-term borrowings .........................             (1,230,584)            (2,878,041)
   Net decrease in capitalized lease obligations ..........................                (59,687)               (75,395)
   Repayment of long-term debt ............................................               (304,350)              (681,253)
                                                                                ------------------     ------------------
      Net cash used in financing activities ...............................            (21,112,542)           (12,697,512)
                                                                                ------------------     ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................              3,744,584            (12,550,827)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................             40,206,613             53,237,008
                                                                                ------------------     ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................     $       43,951,197     $       40,686,181
                                                                                ==================     ==================

           See accompanying notes to consolidated financial statements

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -----------------------------------------
                                                                                       2003                   2002
                                                                                ------------------     ------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
   Interest ...............................................................     $       10,624,075     $       15,907,788
   Income taxes ...........................................................                      -              1,650,484

SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Foreclosure of other real estate owned .................................              6,426,542              4,001,499
   Loan charge-offs, net of recoveries ....................................              3,199,753              4,420,673
   Treasury stock acquired through debts previously contracted ............                452,261                      -

           See accompanying notes to consolidated financial statements

              [The remainder of this page intentionally left blank]

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

The consolidated financial statements include the accounts of Community Bancshares, Inc. ("Community Bancshares") and its wholly-owned subsidiaries, which are hereinafter referred to collectively as the "Company." The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Securities and Exchange Commission's (the "Commission") Form 10-Q and Article 10 of the Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three or nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K").

Certain reclassifications of prior years' amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or shareholders' equity.

The Company has not changed its accounting and reporting policies from those stated in the Company's Form 10-K. The unaudited interim financial statements included in this report should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company's financial condition and results of operations, and that require management's most difficult, subjective or complex judgments. The Company's financial results could differ significantly if different judgments or estimates are applied in the application of this policy. The Company recognizes as critical accounting policies the Accounting for Allowance for Loan Losses and Accounting for Income Taxes.

Accounting for Allowance for Loan Losses. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level management considers adequate to absorb anticipated loan losses. When management believes the collection of the principal of a loan is unlikely, a loan is charged off against the allowance for loan losses. Subsequent recoveries of principal are added back to the allowance for loan losses. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risks within the loan portfolio. Among other factors that management considers: (i) the Company's past loan loss experience, (ii) known and inherent risks in the loan portfolio, including past due and nonperforming loans, (iii) adverse situations that may affect the borrowers' ability to repay those loans, (iv) the estimated value of any underlying collateral, (v) the reviews of regulators, and (vi) an analysis of current economic conditions. The consideration and application of many of these factors involve assumptions, estimates and judgments that are subject to change. Management believes the allowance for loan losses was adequate at September 30, 2003. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate factors could have a material effect on the determination of the allowance for loan losses. The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Alabama Superintendent may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

Accounting for Income Taxes. The Company uses the asset and liability method of accounting for income taxes. The Company's determination of the deferred and current provision for income taxes requires analysis by the Company's management of certain transactions and the related tax laws and regulations applicable to those transactions. Management exercises significant judgment in evaluating the amount and timing of the recognition of the resulting tax liabilities and assets. Those judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. However, because management's judgments and estimates are inherently subjective and subject to change, there can be no assurance that the Company's determination of the provision for income taxes will not be changed, upward or downward, in future periods.

NOTE 2 - STOCK BASED COMPENSATION

Statement of Financial Accounting Standards, or "FAS," No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, FAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principal Board, or "APB," Opinion No. 25, "Accounting for Stock issued to Employees" ("APB 25"). Entities electing to remain subject to the method of accounting described in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in FAS 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date, based on the value of the award, and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is equal to the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount that an employee must pay to acquire the stock. The Company has elected to continue to measure compensation cost for its stock option plans under the intrinsic value method of accounting described in APB 25 and has calculated the fair value of outstanding options for purposes of making pro forma disclosures utilizing the Black-Scholes method.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective, and inherently uncertain, assumptions, including, among other things, the expected stock price volatility. The Company's stock, while not traded on any active market or exchange, has experienced unusual volatility in recent years. Because the Company's employee stock options have characteristics significantly different from those of traded options with no vesting or transferability restrictions, and because changes or differences in the subjective assumptions made by management can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

The Company's options granted during the first nine months of 2003 and 2002 vest immediately; therefore, for purposes of pro forma disclosure, the compensation expense related to those options was recognized when granted.

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

The Company's pro forma information follows:

                                                                 FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                           --------------------------------    --------------------------------
                                                                2003              2002              2003              2002
                                                           --------------    --------------    --------------    --------------
Net income (loss):
     As reported ......................................    $   (1,363,781)   $   (2,503,535)   $   (4,454,096)   $    1,556,100

Deducts:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of tax ...............................           717,466           406,164           887,795           406,164
                                                           --------------    --------------    --------------    --------------

Pro forma net income (loss) ...........................    $   (2,081,247)   $   (2,909,699)   $   (5,341,891)   $    1,149,936
                                                           ==============    ==============    ==============    ==============

Basic earnings (loss) per share:
     As reported ......................................    $        (0.29)   $        (0.54)   $        (0.96)   $         0.34
     Pro forma ........................................    $        (0.45)   $        (0.63)   $        (1.15)   $         0.25
Diluted earnings (loss) per share:
     As reported ......................................    $        (0.29)   $        (0.54)   $        (0.96)   $         0.34
     Pro forma ........................................    $        (0.45)   $        (0.63)   $        (1.15)   $         0.25

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the options granted in 2003 and 2002: (i) dividend yield of 0%; (ii) expected volatility of .283 in 2003 and .232 in 2002; (iii) risk-free interest rates of 3.10% for options issued in the first quarter of 2003, 2.50% for options issued in the second quarter of 2003, 2.94% and 3.31% for options issued in the third quarter of 2003 and 2.63% for options issued in 2002; and
(iv) expected lives of 5 years.

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

NOTE 3 - CONTINGENCIES

BACKGROUND

At a June 20, 2000 meeting of the board of directors of Community Bank, the wholly-owned commercial banking subsidiary (the "Bank"), one of the Bank's directors brought to the attention of the board of directors the total amount of money that the Bank had paid to subcontractors in connection with the construction of a new Bank branch office in Guntersville, Alabama. Based upon the size of this amount, management commenced an investigation into these expenditures.

At the request of management, the architects and subcontractors involved in the construction project made presentations to the boards of directors of the Company and the Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the board of directors of the Bank, another director alleged that the Bank had been overcharged by subcontractors on that construction project, as well as on another construction project that remained uncompleted at that time.

On July 18, 2000, the boards of directors of the Company and the Bank appointed a joint committee comprised of independent directors to investigate these alleged overcharges. The joint committee retained independent legal counsel and an independent accounting firm to assist its investigation and has since made its report to the boards of directors.

The Bank's directors who alleged the construction overcharges have also informed bank regulatory agencies and law enforcement authorities of their concerns. These agencies and authorities have conducted their own investigations into this matter. Based on its findings, the FDIC has issued restitution and/or removal orders against Kennon R. Patterson, Sr., former Chairman and Chief Executive Officer of the Company and the Bank, and Larry Bishop, former Vice President of Community Bank. The board of directors of the Company and the board of directors of the Bank terminated Kennon R. Patterson, Sr. on January 27, 2003, and the board of directors of the Bank terminated Larry Bishop on February 6, 2003. These regulatory actions are still pending at this time. On
October 29, 2003, the United States Department of Justice announced the filing of a 25-count indictment against Messrs. Patterson and Bishop, a construction contractor, in connection with a scheme to divest the Bank's funds for Mr. Patterson's personal benefit. The Company and the Bank continue to seek Mr. Patterson's resignation as a director of the Company and recover all amounts owed by Mr. Patterson to the Bank.

PATTERSON LITIGATION

     Plaintiffs:      Kennon R. Patterson, Sr., the Company's former Chairman,
                       President and Chief Executive Officer

     Defendants:      The Company, the Bank, five of the directors of the
                       Company and the Bank, and Powell, Goldstein, Frazer and Murphy, LLP, as counsel to the Bank's Audit Committee

On April 9, 2003, Mr. Patterson filed an adversary proceeding against the defendants in the United States Bankruptcy Court for the Northern District of Alabama in connection with his petition for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Patterson's complaint:

     - alleges that the Company breached its employment agreement with Mr. Patterson by terminating his employment on January 27, 2003 and failing to pay him for compensation and benefits that had accrued prior to his termination; and

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

     - alleges that the Bank, members of the Bank's Audit Committee, the Audit Committee's independent counsel and the Company's current Chairman, President and Chief Executive Officer conspired to interfere with Mr. Patterson's contract and business relationship with the Company.

The suit seeks damages in excess of $150.0 million for, among other things, lost compensation and benefits, mental anguish, and damage to Mr. Patterson's reputation. The Company presently believes that this lawsuit is without merit and intends to vigorously defend itself against this action.

On May 9, 2003 the defendants filed a motion to dismiss the suit, and, on June 17, 2003, the court denied the motion to dismiss the suit as to the Company, the Bank and the named directors. On July 7, 2003, those defendants filed a counterclaim against Mr. Patterson asserting that Mr. Patterson breached his employment agreement with the Company, engaged in fraudulent conduct, and converted property belonging to the Bank to his personal use.

Although the Company presently believes that this action will not have a material adverse effect on its financial condition or results of operations, this action, regardless of the outcome, could be costly, time consuming and a diversion of management's attention.

CORR FAMILY LITIGATION

     Plaintiffs:      Bryan A. Corr and six other of the Company's stockholders
                       related to Mr. Corr

     Defendants:      The Company, the Bank, and certain named directors and
                       officers of the Company and the Bank

On September 14, 2000, the plaintiffs filed an action against the defendants in the Circuit Court of Blount County, Alabama, alleging that the named directors actively participated in or ratified the misappropriation of corporate income by Mr. Patterson and others. Because the action was not styled as a stockholder derivative action, on January 3, 2001, the defendants filed a motion for summary judgment on the basis that these claims are derivative in nature and cannot be brought on behalf of individual stockholders. On May 15, 2003, the court granted the defendants' motion for summary judgment, and the plaintiffs have appealed the court's ruling.

Although the Company presently believes that this action will not have a material adverse effect on its financial condition or results of operations, this action, regardless of the outcome, could be costly, time consuming, and a diversion of management's attention.

BENSON LITIGATION

     Plaintiffs:      M. Lewis Benson, Doris E. Benson, John M. Packard, Jr. and
                       Andy C. Mann, four of the Company's stockholders

     Defendants:      The Company, the Bank, certain of the present and former
                       directors of the Company and the Bank, an employee of the Bank and two construction subcontractors previously hired by the Company

On July 21, 2000, the plaintiffs filed a lawsuit, styled as a stockholder derivative suit, in the state Circuit Court of Marshall County, Alabama against the defendants, relating to alleged overcharges in construction costs. At the time, these charges were being investigated by a joint committee of the boards of directors of the Company and the Bank.

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

     The complaint:

     -   alleges that the directors, officers and employee named as defendants
         (i) breached their fiduciary duties, (ii) failed to properly supervise officers and agents of the Company and the Bank, and (iii) permitted waste of corporate assets by permitting the subcontractor defendants to overcharge the Bank in connection with the construction of two new Bank branch offices, and to perform the construction work without written contracts, budgets, performance guarantees and assurances of indemnification;

     - alleges that Kennon R. Patterson, Sr., the Company's former Chairman, President and Chief Executive Officer, breached his fiduciary duties by permitting the two named subcontractors to overcharge for work performed on the two construction projects in exchange for discounted charges for work these subcontractors performed in connection with the construction of Mr. Patterson's residence;

     - alleges that the director defendants knew or should have known of this alleged arrangement between Mr. Patterson and the subcontractors; and

     - alleges that Mr. Patterson, the Bank employee and the two subcontractor defendants made false representations and suppressed information about the overcharges and arrangement between Mr. Patterson and the subcontractors.

On August 15, 2000, the plaintiffs filed an amended complaint that generally reiterates the allegations of the original complaint, and further:

     - alleges that the Bank was overcharged on all construction projects from January 1997 to the present; and

     - alleges that the defendants breached their fiduciary duties and are guilty of gross financial mismanagement, including making or approving loans and taking improper actions to conceal the fact that the loans were uncollectible.

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

On September 18, 2000, the plaintiffs filed a second amended complaint generally reiterating the allegations of the original and first amended complaints, and further:

     - alleging that the plaintiffs were improperly denied their rights to inspect and copy certain records of the Company and the Bank; and

     - alleging that the directors of the Company abdicated their roles as directors either by express agreement or as a result of wantonness and gross negligence.

The second amended complaint further asserts that the counts involving inspection of corporate records and director abdication are individual, non-derivative claims. The second amended complaint seeks, on behalf of the Company, an unspecified amount of compensatory damages in excess of $1.0 million, punitive damages, disgorgement of improperly paid profits and appropriate equitable relief. Upon a motion of the defendants, the case was transferred to the state Circuit Court in Blount County, Alabama by order dated September 21, 2000, as amended on October 12, 2000.

Tentative settlements of the lawsuit were announced in November 2002 and August 2003 but were not finalized. On November 11, 2003 the Company, the Bank and certain individual defendants entered into a new agreement to settle this case, which settlement was approved by the Company's insurers and the Alabama Department, and the Packard Derivative Litigation, which supersedes the prior settlement agreements. The court is scheduled to hold a hearing on December 18, 2003 to consider the fairness of this settlement. The Company's insurer is expected to pay all or substantially all of the costs of settlement on behalf of the Company and its subsidiaries.

At this time, the Company is unable to predict the outcome of this lawsuit and its effect on the Company's financial condition and results of operations.

PACKARD DERIVATIVE LITIGATION

     Plaintiffs:      M. Lewis Benson, Doris E. Benson, John M. Packard, Jr. and
                       Andy C. Mann, four of the Company's stockholders

     Defendants:      Sheffield Electrical Contractors, Inc., Steve Sheffield,
                       Jay Bolden, Dudley, Hopton-Jones, Sims & Freeman, PLLP, Glynn C. Debter, Kennon R. Patterson, Jr., Robert O. Summerford, Jimmie A. Trotter, John L. Lewis, Jr., Merritt M. Robbins, Stacey W. Mann, B. K. Walker, Jr., Denny Kelly, Roy B. Jackson, Loy D. McGruder, and Hodge Patterson

On April 4, 2003, the plaintiffs, which are the same as in the Benson case described above, filed a derivative action against the defendants. This action, while stemming from the same facts alleged in the Benson Litigation, is based not upon what the director-defendants "did (and did not do) before learning of the over billing [sic.] allegations against [Mr.] Patterson in July 2000" but, instead, is based upon "what they have done (and failed to do) after the filing of the Benson lawsuit - that is, after they learned of the allegations against [Mr.] Patterson in July 2000."

On June 18, 2003, the court granted the motion filed by the Company, the Bank and most of the individual defendants to transfer the suit to the Circuit Court of Blount County, Alabama.

On or about October 1, 2003, one of the defendants, Dudley, Hopton-Jones, Sims & Freeman, PLLP, formerly the certified public accountants and outside auditors for the Company and the Bank, filed a cross-claim against the Bank, the Company, Glynn C. Debter, Kennon R. Patterson, Jr., Robert O. Summerford, Jimmie A. Trotter, John L. Lewis, Jr., Merritt M. Robbins, Stacey W. Mann, B. K. Walker, Jr., Denny Kelly, Roy B. Jackson, Loy D.

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

McGruder, and Hodge Patterson, all of whom are directors or former directors of the Company and/or the Bank. The cross-claim demands "compensatory damages, interest, and costs, including the amount of any adverse judgment entered in this cause" against Dudley, Hopton-Jones. Punitive damages are also demanded in some counts. The basis for the claims is common law indemnity, contractual indemnity, negligence, misrepresentation, suppression, and concealment of material facts, and, civil conspiracy.

On November 11, 2003 the Company, the Bank, and certain individual defendants entered into an agreement to settle this case, which settlement was approved by the Company's insurers and the Alabama Department, and the Benson Litigation. The court is scheduled to hold a hearing on December 18, 2003 to consider the fairness of this settlement. The Company's insurer is expected to pay all or substantially all of the costs of settlement on behalf of the Company and its subsidiaries. The proposed settlement does not include settlement of the cross-claim filed by Dudley, Hopton-Jones.

At this time, the Company is unable to predict the outcome of this litigation and its effect on the Company's financial condition and results of operations.

LENDING ACTS LITIGATION

     Plaintiffs:      William Alston, Murphy Howard, and Jason Tittle

     Defendants:      The Company, the Bank, Holsombeck Motors, Inc., Lee Brown
                       d/b/a Alabama Bond & Investigation a/k/a ABI Recovery, Chris Holmes d/b/a Alabama Bond & Investigation a/k/a ABI Recovery, Regina Holsombeck, Kennon "Ken" Patterson, Sr., Hodge Patterson, James Timothy "Tim" Hodge, Ernie Stephens, and the State of Alabama Department of Revenue

On October 11, 2002, the plaintiffs filed a class action against the defendants alleging that the Bank and others conspired or used extortionate methods to effect a lending scheme of "churning phantom loans," and that profits from the scheme were used to secure an interest in and/or to invest in an enterprise that affects interstate commerce. The plaintiffs specifically allege that the Bank used various methods to get uneducated customers with fair to poor credit to sign numerous "phantom loans" when the customers only intended to sign for one loan. Claims include racketeering activity within the meaning of the Racketeer Influenced and Corrupt Organizations Act of 1970, conspiracy, spoliation, conversion, negligence, wantonness, outrage, and civil conspiracy.

Although the Company is unable to presently predict the outcome or its potential effects on the Company's financial condition or results of operations, this action, regardless of the outcome, could be costly, time consuming, and a diversion of management's attention.

EMPLOYEE LITIGATION

     Plaintiffs:      Bishop K. Walker, Jr., former Senior Executive Vice
                       President and General Counsel of the Company, and Denny
                       G. Kelly, former President of the Bank

     Defendants:      The Company, the Bank, Kennon R. Patterson, Sr., and a
                       number of unidentified defendants

On May 5, 2003, the plaintiffs filed separate suits in the Circuit Court of Blount County, Alabama, against the defendants alleging that they were induced to retire based upon misrepresentations made by Kennon R. Patterson, Sr., who at the time was the Company's Chairman, President and Chief Executive Officer. The plaintiffs claim that Mr. Patterson's actions constituted fraud, promissory fraud, fraudulent suppression, fraud in the inducement, deceit, fraudulent deceit, negligence, recklessness, wantonness and breach of contract. The complaints seek an unspecified amount of compensatory and punitive damages.

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

On October 23, 2003 the Company and the Bank filed counter claims against Mr. Walker and Mr. Kelly seeking repayment of amounts paid to them as part of a severance arrangement and, in the case of Mr. Kelly, amount owed to the Bank in connection with the two loans from the Bank to Mr. Kelly.

Although the Company presently believes that this action will not have a material adverse effect on the Company's financial condition or results of operations, this action, regardless of the outcome, could be costly, time consuming, and a diversion of management's attention.

OTHER LITIGATION

In addition to the foregoing, the Company and its affiliates also are from time to time parties to other legal proceedings arising in the ordinary course of the Company's business. The Company presently believe that, other than the litigation discussed above, there is no other litigation to which the Company or its affiliates presently are subject that, if such litigation were to result in an outcome unfavorable to the Company, would, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

The Company's Certificate of Incorporation and Bylaws provide that, in certain circumstances, the Company will indemnify its directors and officers, and, provided such persons acted in accordance with the standards set forth in the Delaware General Corporation Law and the Company's organizational documents, advance expenses to its directors and officers in connection with investigations and proceedings in connection with their service as officers and directors of the Company.

NOTE 4 - DISCONTINUED OPERATIONS

During 2002, the Bank consummated the sale of the following full-service commercial bank branches: two Pulaski, Tennessee locations on March 31, 2002, two DeKalb County, Alabama locations on May 3, 2002, and six Marshall County, Alabama locations on May 31, 2002. Income and expenses related to these locations are included in discontinued operations for the nine months ended September 30, 2002.

NOTE 5 - OTHER REAL ESTATE OWNED

As discussed in Note 4, the Company consummated the sale of six branch locations in Marshall County, Alabama on May 31, 2002. The Company retained ownership of a partially developed parcel of land in Marshall County that was originally intended for branch expansion. The total investment in the property was $2,702,907, which included $252,631 of capitalized interest.

Subsequent to the sale of the Marshall County branches, the Company had continued to formally assess potential uses for the property. As part of this assessment, management requested and obtained an appraisal of the property in late September 2002. Upon review of the appraisal, the Company decided to abandon any future plans of enhancing the property and recorded the property at the appraised value of $1,508,000. This amount was transferred into Other Real Estate Owned, or "OREO," as of September 30, 2002, resulting in an after tax loss of $756,734 related to this transaction.

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board, or "FASB," issued FASB Interpretation, or "FIN," 46, which clarifies the application of Accounting Research Bulletin, or "ARB," 51, Consolidated Financial Statements, to certain entities -- called variable interest entities -- in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for all financial statements issue after January 31, 2003. The consolidation requirements apply to all variable interest

                   COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and presently does not expect FIN 46 to have a material effect on the Company. However, in connection with FIN 46, the Company understands that the SEC is considering whether or not to require that statutory trusts used to issue trust preferred securities be deconsolidated from their affiliated bank holding company. Deconsolidation would result in the trust preferred securities being ineligible as Tier 1 capital under the Federal Reserve's Capital Adequacy Guidelines. It is uncertain whether or not currently outstanding trust preferred securities, including the $10 million of the Company's 10-7/8% trust preferred securities would be "grandfathered" and remain as Tier 1 capital. If not grandfathered by the Federal Reserve, the Company would have the right, subject to prior Federal Reserve approval, and adequate capital and liquidity, to redeem its outstanding junior subordinated debentures, or "debentures", and trust preferred securities upon payment of the redemption price described below. Also, if the outstanding trust preferred securities are not grandfathered as Tier 1 capital, the amount of the trust preferred securities that would be includible in the Company's Tier 2 capital for regulatory purposes is uncertain. Accordingly, a determination by the SEC requiring deconsolidation of statutory trusts generally could have a material adverse effect on the Company's capital adequacy and financial condition. If the trust preferred securities are no longer Tier 1 capital, and the Company elects to redeem the trust preferred securities and related debentures prior to March 8, 2010, the redemption price would be greater of (i) 100% of the principal amount of the debentures being redeemed, and (ii) the sum of the present values of scheduled payments of principal and interest from the redemption date to March 8, 2010, discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 0.45%. In each case the redemption price would also include all accrued and unpaid interest to the redemption date. If such a capital treatment event occurs and the Company elects to redeem the debentures on or after March 8, 2010, the redemption price would range from 105.438% during the 12 months following March 8, 2010 to 100% of the principal amount of debentures being redeemed following March 8, 2020, together with all accrued and unpaid interest. The Treasury Rate is the yield published by the Federal Reserve representing the average for the week immediately prior to the redemption date on actively traded United States Treasury securities adjusted to constant maturity under the caption "Treasury Constant Maturities," for a maturity corresponding to the period beginning on the redemption date and ending on March 8, 2010. Currently, the Company does not have the capital or liquidity to redeem the $10 million of outstanding trust preferred securities, and the approximate $2.5 million of accrued interest thereon.

On April 30, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of FAS No. 149 were effective for fiscal quarters beginning after June 15, 2003. The adoption of the provisions of FAS No. 149 did not have a material impact on the Company's results of operations.

In May 2003, FASB FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The changes in FAS No. 150 require that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. In particular, the changes in FAS No. 150 (1) is expected to result in a more complete depiction of an entity's liabilities and equity and should, therefore, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances, (2) is expected to enhance the relevance of accounting information by providing more information about an entity's obligations to transfer assets or issue shares, thus, improving its predictive value to users. Reliability of accounting information should be improved by providing a portrayal of an entity's capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of FAS No. 150. Those changes may result in more consistent reporting of these financial instruments. The adoption of the provisions of this standard did not have a material impact on the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the financial condition and results of operations of Community Bancshares, Inc. and its subsidiaries. Unless the context otherwise clearly indicates, the term "Company" includes Community Bancshares, Inc. and its subsidiaries, and the terms "Bank" and "Community Bank" refer to Community Bank, the Company's wholly-owned commercial banking subsidiary. This analysis should be read in conjunction with the unaudited financial statements and related notes appearing in Item 1 of this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

The Company's accounting policies are in accordance with generally accepted accounting principles in the United States and general practices within the Company's industry. The application of certain of these accounting policies involves a significant amount of judgment as well as the use of estimates and assumptions based upon information that the Company has at the time. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different assumptions or conditions were to prevail, depending upon the magnitude of any discrepancies from the Company's estimates and judgments, then the Company's financial condition and results of operations may prove to be materially different from the presentation herein.

The Company recognizes as critical accounting policies the Accounting for Allowance for Loan Losses and Accounting for Income Taxes.

     - Accounting for Allowance for Loan Losses. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level management considers adequate to absorb anticipated loan losses. When management believes the collection of the principal of a loan is unlikely, a loan is charged off against the allowance for loan losses. Subsequent recoveries of principal are added back to the allowance for loan losses. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risks within the loan portfolio. Among other factors that management considers: (i) the Company's past loan loss experience, (ii) known and inherent risks in the loan portfolio, including past due and nonperforming loans, (iii) adverse situations that may affect the borrowers' ability to repay those loans, (iv) the estimated value of any underlying collateral, (v) the reviews of regulators, and (vi) an analysis of current economic conditions. The consideration and application of many of these factors involve assumptions, estimates and judgments that are subject to change. Management believes the allowance for loan losses was adequate at September 30, 2003. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate factors could have a material effect on the determination of the allowance for loan losses. The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Alabama Superintendent may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

     - Accounting for Income Taxes. The Company uses the asset and liability method of accounting for income taxes. The Company's determination of the deferred and current provision for income taxes requires analysis by the Company's management of certain transactions and the related tax laws and regulations applicable to those transactions. Management exercises significant judgment in evaluating the amount and timing of the recognition of the resulting tax liabilities and assets. Those judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. However, because management's judgments and estimates are inherently subjective and subject to change, there can be no assurance that the Company's determination of the provision for income taxes will not be changed, upward or downward, in future periods.

FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2003 COMPARED TO DECEMBER 31, 2002

GENERAL

The Company's total assets at September 30, 2003 were $539.3 million, a decrease of $28.3 million (5.0%) from $567.6 million at December 31, 2002. The Company continued to experience declines in loans of $42.5 million due to pay-offs in the loan portfolio and the lack of new loan growth. The Company also experienced a decline in deposits since year end 2002 of $19.6 million (4.3%) due mostly to management's decision not to rebid on higher priced certificates of deposits, since the decline in loans has reduced our funding needs and we have sought to focus on building profitable relationships. Funding is not currently needed for liquidity at the Company's subsidiary, Community Bank. Noninterest-bearing deposits increased $4.4 million (8.3%) from December 31, 2002 to September 30, 2003,and interest-bearing deposits have decreased by $23.8 million (5.9%).

EARNING ASSETS

The earning assets of the Company are mainly comprised of:

     -   investment securities;

     -   interest-bearing balances in other banks

     -   federal funds sold; and

     -   loans.

The Company's investment securities portfolio is used by the Company to make various term investments, to provide a source of liquidity for the Company and to serve as collateral to secure certain government deposits. The Company's investment securities increased $10.2 million to $134.1 million at September 30, 2003 from $123.9 million at December 31, 2002. This increase in investment securities was related to the decreases in the loan portfolio and federal funds sold and the reinvestment of these dollars in securities. The Company also maintains short-term investments in the form of interest-bearing deposits with banks. These interest-bearing deposits with other banks amounted to $260,000 at September 30, 2003 compared to $200,000 at December 31, 2002. At September 30, 2003, the Company had $12.7 million in federal funds sold, compared to $24.0 million at December 31, 2002, representing a decrease of $11.3 million, or 47.1%. This significant decline in the Company's federal funds sold is due to the Company's focus on increasing its longer term, higher yielding investment securities.

Cash and amounts due from banks increased $15.0 million during the first nine months of 2003, from $16.0 million at December 31, 2002 to $31.0 million at September 30, 2003. The significant increase experienced by the Company is due primarily to earnings credit rates. Earnings credit rates are applied to balances held in the Company's correspondent bank accounts that are maintained with other banks. The Company receives credits based on its balances at these correspondent banks and the credits are used to offset the service charges experienced by the Company. These earnings credit rates the Company is receiving are currently higher than the federal funds sold rates for the Company. The Company, therefore, increased its balances in its main correspondent account during the first nine months of 2003 to take advantage of the better rate. The Company ultimately received a larger credit against the service charges it would have paid compared to the interest income it otherwise would have received had the funds been held in federal funds sold.

Loans comprise the largest single category of the Company's earning assets. Loans, net of unearned income, were $316.7 million at September 30, 2003, which represented a decrease of approximately $42.5 million, or 11.8%, from

$359.2 million at December 31, 2002. The Company continues to experience a decline in total loans because of refinancing of mortgage loans at other institutions, the tightening of the Company's credit standards, increased charge-offs of loans made in previous years, and lack of loan demand in the markets it currently serves.

NONPERFORMING ASSETS AND PAST DUE LOANS

The Company's nonperforming assets are comprised of:

     -   nonaccruing loans;

     -   loans 90 days past due or greater;

     -   restructured loans;

     -   nonaccruing securities; and

     -   other real estate owned.

Between December 31, 2002 and September 30, 2003, the Company's ratio of the allowance for loan losses to these total nonperforming assets declined from 43.95% at year-end 2002 to 42.34% at September 30, 2003. The ratio of total nonperforming assets to total assets increased to 5.28% at September 30, 2003 from 3.92% at year-end 2002, while the ratio of nonperforming loans to total loans, net of unearned income, increased to 5.60% at September 30, 2003 from 4.06% at December 31, 2002. These changes were primarily due to an increase in nonaccruing loans of $4.1 million, or 41.1%, to $14.2 million at September 30, 2003 from nonaccruing loans of $10.1 million at December 31, 2002 due to a $5.2 million first mortgage real estate loan to the Company's former Chairman and Chief Executive Officer who filed for reorganization under the federal Bankruptcy Code in January, 2003. It is the Company's policy to place loans on nonaccrual status when a borrower files for bankruptcy protection. The changes related to the nonperforming assets were also due to the Company's increase in other real estate owned of $3.1 million, or 40.3%, to $10.8 million at September 30, 2003 from other real estate owned of $7.7 million at December 31, 2002, as the Company has taken actions to foreclose on problem real estate loans. In addition, loans 90 days or more past due increased to $1.4 million at September 30, 2003 from $1.2 million at December 31, 2002. Total nonperforming assets increased $6.2 million, or 27.8%, to $28.5 million at September 30, 2003 from total nonperforming assets of $22.3 million at December 31, 2002. The Company has continuously recognized problem assets that have resulted from the credit standards applied by prior management. This recognition along with the tightening of the Company's credit standards has resulted in significantly higher nonperforming assets.

The following table summarizes the Company's nonperforming assets at September 30, 2003 and 2002, as well as December 31, 2002.

                              NONPERFORMING ASSETS

                                                                                SEPTEMBER 30,             DECEMBER 31,
                                                                        -----------------------------     ------------
                                                                            2003             2002             2002
                                                                        ------------     ------------     ------------
                                                                                    (DOLLARS IN THOUSANDS)
Nonaccruing loans ..................................................    $     14,248     $      8,193     $     10,099
Loans past due 90 days or more .....................................           1,404            1,045            1,241
Restructured loans .................................................           2,076            1,155            3,244
                                                                        ------------     ------------     ------------
Total nonperforming loans ..........................................          17,728           10,393           14,584
Other real estate owned ............................................          10,759            7,794            7,676
                                                                        ------------     ------------     ------------
       Total nonperforming assets ..................................    $     28,487     $     18,187     $     22,260
                                                                        ============     ============     ============

Ratios:
Allowance for loan losses to loans, net of unearned income .........            3.81%            2.32%            2.72%
Allowance for loan losses to total nonperforming assets ............           42.34            47.50            43.95
Total nonperforming loans to total loans (net of unearned income) ..            5.60             2.79             4.06
Total nonperforming assets to total assets .........................            5.28             3.14             3.92

If nonaccrual loans had performed in accordance with their original contractual terms, gross interest income would have increased an estimated $653,000 for the nine month period ended September 30, 2003. If nonaccrual loans had performed in accordance with their original contractual terms, gross interest income would have increased an estimated $220,000 for the three month period ended September 30, 2003.

FUNDING AND OTHER DEBT OBLIGATIONS

The Company's primary sources of funding are from deposits from the customers of Community Bank and from the Company's short and long-term borrowings. Total deposits of $440.0 million at September 30, 2003 reflected a decrease of $19.5 million, or 4.2%, from total deposits of $459.5 million at year-end 2002. Deposits are Community Bank's primary source of funds. Noninterest-bearing deposits increased $4.4 million, or 8.3%, to $57.3 million at September 30, 2003, from $52.9 million at December 31, 2002, while interest-bearing deposits decreased $23.8 million, or 5.9%, to $382.7 million at September 30, 2003, from $406.5 million at December 31, 2002. Certificates of deposit and other time deposits of $100,000 or more decreased $14.8 million, or 17.2%, to $71.1 million at September 30, 2003 from $85.9 million at December 31, 2002.

Total short-term borrowings decreased $1.2 million, or 70.6%, to $0.5 million at September 30, 2003 from $1.7 million at December 31, 2002. Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the "FHLBA," and, since 1999, has been approved to borrow up to $38.0 million under the FHLBA's "Convertible Advance Program." As of September 30, 2003, Community Bank had borrowed the entire $38.0 million available under this program. These borrowings accrue interest at a fixed rate of 5.93% per annum and have a final maturity of March 1, 2010. These borrowings are subject to a call feature upon every quarterly payment date during the life of the obligation. The first call date for this advance was March 1, 2001, and the advance has not been called to date. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank's loan and investment portfolios. Under this lien agreement, in an "event of default," the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of "events of default" is the situation where the FHLBA reasonably and in good faith determines that a "material adverse change" has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA. The Company's FHLBA long-term debt remained constant at $38.0 million for both September 30, 2003 and December 31, 2002 while other long-term debt decreased $0.3 million, or 8.3%, to $3.3 million at September 30, 2003, from $3.6 million at December 31, 2002.

Included in the Company's other long-term debt is the Company's promissory note to Mr. Jeffrey K. Cornelius, a former director and officer of Community Bancshares. On October 4, 1994, the Company purchased 115,978 shares of its common stock, including 7,144.384 shares vested under the Company's Employee Stock Option Plan, from Mr. Cornelius at a price per share of approximately $25.00. The Company paid Mr. Cornelius $899,450 in cash, with the balance payable by a subordinated promissory note in the original amount of $2.0 million. The note is subordinated to all Company senior indebtedness, bears interest on the outstanding principal amount at a rate of 7.0% per annum, is payable in 240 equal monthly installments of principal and interest until maturity on October 1, 2014, and may be repaid in whole or in part by the Company at any time without penalty.

In March 2000, the Company completed an offering of $10.0 million of trust preferred securities, pursuant to which:

     - the Company organized a Delaware statutory business trust called Community (AL) Capital Trust I, or the "Trust," governed by an Amended and Restated Declaration of Trust;

     - the Company issued and sold to the Trust approximately $10.3 million in aggregate principal amount of unsecured junior subordinated debentures, or "debentures," which were issued under an Indenture, and which represent the sole assets of the Trust;

     -   the Trust issued and sold:

              - $10,000,000 of preferred capital securities, or "trust preferred securities," representing undivided beneficial interests in the assets of the Trust, to a third party special purpose company, which in turn pooled the trust preferred securities together with similar securities of other issuers and sold certificates representing interests in that closed-end, unmanaged pool to investors; and the Trust used the proceeds from the sale of the trust preferred securities to the pool to purchase the debentures from the Company; and

              - $310,000 of its common securities to the Company, which represent all of the Trust's outstanding common securities; and

     - pursuant to a Guarantee Agreement, the Company fully and unconditionally guaranteed the payments of all amounts due on the trust preferred securities, which guarantee is limited to the extent the Trust has funds available for payment of distributions.

Both the debentures and the trust preferred securities accrue and pay interest semiannually at a rate of 10-7/8% per annum and have a maturity date of March 8, 2030, at which time the principal amount of the debentures becomes due and the trust preferred securities become mandatorily redeemable by the Company. When the Company makes payments to the Trust, as the holder of the debentures, the Trust, in turn, makes payments to the pool, as the holder of the trust preferred securities. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company's consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier 1 capital under Federal Reserve guidelines.

The Company may elect to defer payments of interest due on the debentures for up to ten semiannual payment periods. The Company has elected to defer its March 2002, September 2002, March 2003 and September 2003 interest payments and may elect to defer future payments based upon the Company's future liquidity needs when those payments become due. Interest continues to accrue, on a compounded basis, on any interest payments that the Company defers.

As of September 30, 2003, the aggregate deferred interest payments owed by the Company on the trust preferred securities and the debentures totaled approximately $2.5 million. In accordance with the terms of the indenture, the Company is restricted, during any period of time that the Company has deferred interest payments due upon the debentures, from paying dividends to the Company's stockholders or making payments on any debt that ranks equal with or junior to the debentures.

The trust preferred securities are mandatorily redeemable upon their maturity, or upon their earlier redemption as provided in the indenture. Additionally, the Company has the right to redeem the debentures purchased by the Trust:

     - in whole or in part, on or after, but not at any time before, March 8, 2010; and

     - in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a "tax event," "capital treatment event" or "investment company event," as those terms are defined in the indenture.

As specified in the indenture, if the debentures are redeemed prior to maturity, then the redemption price will be a percentage of the principal amount, ranging from 105.438% during the 12 months following March 8, 2010 to 100.00% following March 8, 2020, plus any accrued but unpaid interest due on the debentures at the time of redemption. If the debentures are redeemed prior to March 8, 2010 following a "tax event", "capital treatment event" or investment company event," the redemption price will be the greater of (i) 100% of the principal amount of debentures redeemed and (ii) the present value of the remaining principal and interest payments between the redemption date and March 8, 2010, plus, in either case, any accrued but unpaid interest due on the debentures at the time of redemption.

The Company sponsors an Employee Stock Ownership Plan, or "ESOP," to provide the Company's employees with a means of owning its common stock. An employee becomes an eligible participant in the ESOP on June 30 or December 31 of any given year after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions by the Company to the ESOP are made at the discretion of the Company's board of directors, but may not be less than the amount required to cover any debt service due on the ESOP's loan, which is described below.

On November 3, 1993, the ESOP borrowed $1.2 million from Colonial Bank to purchase shares of the Company's common stock, and the Company guaranteed all obligations of the ESOP under this ESOP loan. The ESOP loan has been amended from time to time, including additional borrowings, and, as of September 30, 2003, $1.8 million remained outstanding under the ESOP note, which amount was secured by 129,694 shares of the Company's common stock previously purchased and held by the ESOP. As the ESOP note is paid off, the lender releases shares from the pledge, and these shares are allocated to ESOP participants annually. The ESOP presently holds 382,622 shares of the Company's common stock that are not subject to the pledge.

Under the terms of the Company's guaranty of the ESOP loan, Colonial has contractual provisions which provide it can hold as collateral for the ESOP loan any of the Company's property that it otherwise from time to time holds. The Company previously had a line of credit with Colonial Bank, unrelated to the ESOP, which was secured by the Company's pledge of all of the outstanding shares of the common stock of the Bank. Although the Company has paid off this line of credit, Colonial Bank continues to hold all of the shares of the common stock of the Bank. Accordingly, if the ESOP or the Company defaulted on the ESOP loan from Colonial Bank, Colonial Bank could seek to foreclose upon all the outstanding Bank stock, which is the Company's primary asset and primary source of earnings.

The ESOP loan bears interest at a floating rate at the prime rate of interest. As of September 30, 2003, the interest rate for the note was 4.0%. Principal and interest payments on the ESOP loan are due monthly through November 16, 2010, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the Colonial loan agreement. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan and to make cash distributions to eligible participants. The Company made contributions of approximately $685,000 and $480,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

Under the terms of the ESOP, after a person ceases to be an employee of Community Bancshares and/or its affiliates, that person is no longer eligible to participate in the ESOP. In that case, the person may demand to receive, as a lump sum payment, all amounts accrued to his benefit under the ESOP as of the end of the year immediately preceding that person's termination of employment with the Company.

Mr. Kennon R. Patterson, Sr., whose employment with the Company terminated in January 2003, has demanded to receive from the ESOP a total of approximately $298,000, representing the total amount accrued by Mr. Patterson during his participation in the ESOP.

In addition, Mr. Loy McGruder, who retired from the Company in June 2003, has requested to receive from the ESOP a total of approximately $88,000, representing the total amount accrued by Mr. McGruder during his participation in the ESOP.

To enable the ESOP to make these lump sum cash payments, the Company may be required to contribute cash to the ESOP totaling $386,000 in addition to its ongoing requirement to make contributions to service the ESOP debt. The Company is evaluating its obligations to Mr. Patterson in light of Mr. Patterson's recent indictment and the requirements of law applicable to ESOPs.

LIQUIDITY

The following is a discussion of cash flows. The Company experienced an approximate $3.7 million increase in cash and cash equivalents during the first nine months of 2003, due primarily to cash flows from operating activities. Cash provided by operating activities was $3.6 million, compared to $4.3 million for the nine month period ended September 30, 2002. Investing activities provided an increase in cash of $21.3 million, mostly from sales, calls, pay downs and maturities of securities, and loan payments from customers. The Company used $21.1 million of cash and cash equivalents for financing activities during the first nine months of 2003, compared to its use of $12.7 million for financing activities during the first nine months of 2002. Certificates of deposits decreased $42.6 million during the first nine months of 2003, but this was partially offset by increases in cash from the growth of demand deposits, NOW deposits, and other savings deposits totaling $23.1.

Community Bank represents the Company's principal operating subsidiary and source of earnings. Dividends paid by Community Bank historically have been the primary source of funds available to the Company, to pay expenses, service debt and pay dividends to stockholders. Generally, the Federal Reserve Act, Section 23A, limits loans and extensions of credit from banks to their affiliated holding companies. The Company also receives cash from its subsidiaries for its portion of tax benefit on intercompany income tax settlements. The intercompany tax settlements, however, are only possible if the subsidiaries generate taxable income sufficient to pay income taxes. Community Bank discontinued paying the Company a management fee in 2003. As described below under "- Regulatory Restrictions," the Bank currently cannot pay dividends to the Company without the prior approval of the regulatory authorities. As a result of these restrictions, the Company has been unable to pay when due interest on its trust preferred securities, of which approximately $2.5 million has been accrued. The Company is current on its ESOP loan, but any payment default under the ESOP loan could result in the foreclosure and loss of 100% of the Bank's common stock, which Colonial holds and claims as collateral for the ESOP loan.

In addition to debt service, as described above, the Company also will expend capital to settle, resolve and pay legal and other professionals to assist it in defending against, the litigation to which it presently is subject, as described above in "Note 3. Contingencies" to the Company's unaudited consolidated financial statements included in this report. The Company also may apply cash to maintain and improve capital levels at the parent company and at each subsidiary, as described below under "-- Capital Resources." The Company also may use cash if it determines to review and possibly sell any of its branches that do not contribute to the Company's improved operations, or if it determines to resolve its non-performing assets.

The Company's management is evaluating various alternatives to improve its cash flows, liquidity, and capital position. Since the Bank cannot make payments to the Company without prior regulatory approval, the Company has relied since April, 2001 upon income tax refunds to fund its obligations. Such refunds have resulted from carrybacks to prior years, which have been largely utilized and will be limited in the future. Accordingly, to pay its ordinary expenses, as well as, debt service requirements and the expenses of litigation and restructuring, the Company needs additional capital. In addition, management believes that as part of its plan to restore the Bank's profitability and grow in its core markets, it will need capital in order to dispose of other real estate owned and non-performing assets, to rationalize and/or sell certain branches, to refinance or repay approximately $3.3 million of long-term indebtedness, and to seek a restructuring of approximately $12.6 million of outstanding trust preferred securities obligations. Management believes that new capital is needed for these purposes. As a result of the Bank's inability to pay dividends or otherwise make distributions to the Company, without prior regulatory approval, and the Company's deferral of its interest obligations on its trust preferred securities, it is believed that the Company will need to sell common stock to meet the Company's liquidity and capital needs. However, there is no assurance that such capital can be raised.

CAPITAL RESOURCES

The Company's total shareholders' equity at September 30, 2003 was 6.20% of total assets, as compared to 7.10% at December 31, 2002. This decrease is primarily a result of net operating losses of $4.5 million.

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and state banks, respectively. The guideline for a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of Tier 1 Capital, which includes common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance ("Tier 2 Capital" and, together with Tier 1 Capital, "Total Capital").

In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state member banks, which provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, depending upon a bank holding company's risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity.

The Federal Deposit Insurance Corporation Improvement Act of 1992 ("FDICIA") requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

The capital measures used by the federal banking regulators are the Total Capital ratio, Tier 1 Capital ratio, and the leverage ratio. Under the regulations, a state bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances) and is not well capitalized, (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. An acceptable capital restoration plan requires the depository institution's parent holding company to guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

On December 20, 1996, the FDIC adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Each financial institution is assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, and Liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component of Sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to management's ability to identify, measure, monitor and control market risk; the institution's size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify measure, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The Company's Tier 1 capital, including the $10 million guaranteed preferred beneficial interest in the Company's junior subordinated deferrable interest debentures issued in connection with the Company's trust preferred securities offering, totaled $42.2 million at September 30, 2003, compared to $46.8 million at December 31, 2002. Tier 1 capital plus Tier 2 capital components are referred to as total risk-based capital, which was equal to $46.5 million at September 30, 2003, as compared to $52.9 million at year-end 2002.

The Company's Tier 1 and total risk-based capital ratios were 12.49% and 13.77%, respectively, at September 30, 2003, compared to 12.95% and 14.63%, respectively, at year-end 2002. At September 30, 2003, both Tier 1 and total risk-based capital of the Company exceeded the regulatory minimum ratios of 4.0% and 8.0%, respectively.

The Company's Tier 1 leverage ratio was 7.76% and 8.20% at September 30, 2003 and December 31, 2002, respectively. As described below under "- Regulatory Restrictions," the Company is currently required by its regulators to maintain a minimum Tier 1 leverage ratio of 6.50%. The Company was in compliance with that requirement at September 30, 2003.

The Bank is required to maintain a Tier 1 capital ratio of at least 7.0% pursuant to a "Memorandum of Understanding" issued by the FDIC and the Alabama State Banking Department, as further described below under "- Regulatory Restrictions."

The following table shows both the Company's and the Bank's regulatory total risk based capital and Tier 1 capital amounts and ratios as of September 30, 2003 and December 31, 2002:

                                                            SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                                            ------------------      -----------------
                                                             AMOUNT      RATIO      AMOUNT      RATIO
                                                             ------      -----      ------      -----
                                                                     (DOLLARS IN THOUSANDS)
TOTAL RISK BASED CAPITAL
   (TO RISK WEIGHTED ASSETS):
   CONSOLIDATED .......................................     $  46,483    13.77%     $ 52,897    14.63%
   COMMUNITY BANK .....................................        51,935    15.49        55,693    15.50
TIER 1 CAPITAL
   (TO RISK WEIGHTED ASSETS):
   CONSOLIDATED .......................................        42,165    12.49        46,817    12.95
   COMMUNITY BANK .....................................        47,646    14.21        51,135    14.23
TIER 1 CAPITAL
   (TO QUARTERLY AVERAGE ASSETS):
   CONSOLIDATED .......................................        42,165     7.76        46,817     8.20
   COMMUNITY BANK .....................................        47,646     8.81        51,135     9.00

FDIC INSURANCE ASSESSMENTS

The Bank's deposits are insured by BIF, and the Bank is subject to FDIC Insurance Assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured depository institutions. Each financial institution is assigned to one of three capital groups - "well capitalized," "adequately capitalized" or "undercapitalized" - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

The FDIC's deposit insurance assessment schedule continues to range from zero to 27 basis points per annum, and has remained unchanged since 2001. The FDIC also collects Financing Corporation ("FICO") deposit assessments. The FICO assessments are set quarterly and ranged from 1.72 to 1.82 basis points in 2002, and have declined from 1.68 basis points for the first quarter of 2003 to 1.52 basis points for the fourth quarter of 2003.

During the nine months ended September 30, 2002, the Bank paid approximately $416,000 in total deposit premiums calculated at the rate of 17 basis points per annum, and has paid approximately $643,000 of total deposit insurance premiums through September 30, 2003, also based upon the 17 basis point per annum assessment schedule.

REGULATORY RESTRICTIONS

The Company and the Bank presently are subject to a number of restrictions that have been imposed by their regulators under four separate orders summarized below.

    Memorandum of Understanding between Community Bancshares and the Federal Reserve Bank of Atlanta

On April 9, 2001, the Company's board of directors entered into a Memorandum of Understanding, or "MOU," with the Federal Reserve Bank of Atlanta, or the "FRB," after the FRB rated the Company's condition as "less than satisfactory." Under the terms of the MOU:

     - Community Bancshares is prohibited from conducting the following activities without the FRB's prior written approval:

         - declaring or paying any dividends or any other capital distributions on its capital stock, including repurchasing of corporate stock;

         - incurring additional indebtedness or altering the terms of existing indebtedness; or

         - increasing the annual management fees charged by Community Bancshares to Community Bank;

     - Community Bancshares must maintain a Tier 1 leverage ratio of at least 6.5% as of the end of every fiscal quarter, and must notify the FRB in the event that the ratio is anticipated to fall below that level at the end of any calendar quarter;

     - Community Bancshares must review at least quarterly and update and provide to the FRB its Capital and Income Plan, detailing the capital positions and earnings performance of Community Bank and describe how those positions and performance would be maintained at adequate levels;

     - Within 60 days of the date of the MOU, Community Bancshares was required, among other things, to:

         - establish a capital and dividend policy, including minimum target levels of capital and establishing appropriate guidelines for dividends; and

         - provide the FRB with a plan to strengthen its overall internal audit program;

     - Within 30 days of the date of the MOU, Community Bancshares was required to provide the FRB with a contingency plan for conserving or raising cash, as well as a listing of loans or other credit extended by Community Bank to facilitate the purchase of Community Bancshares' common stock;

     - For any loans determined not to be in compliance with Section 23A of the Federal Reserve Act, Community Bancshares agreed to provide a plan detailing how the violation(s) would be corrected;

     - Community Bancshares agreed to provide the FRB, within 30 days of the end of each quarter, a written report detailing the action taken to ensure compliance with the MOU, which must include:

         - updated cash flow statements showing the projected sources and uses of funds for a 3-year period, consisting of the current year and the next two years;

         - parent-only balance sheets, income statements and statement of changes in stockholders' equity for the period ending that quarter;

         - a litigation update concerning suits involving current or former stockholders; and

         - copies of any Community Bank correspondence with the Alabama Banking Department, which, together with the Alabama Superintendent of Banks, is referred to as the "Department," and the FDIC regarding compliance with their supervisory actions.

In addition, on March 8, 2002, the FRB requested, and Community Bancshares agreed, to an amendment to the MOU, which prohibits Community Bancshares from making any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities without the FRB's prior written approval. A second amendment was agreed to on November 27, 2002, which prohibits Community Bancshares, including any of its non-bank subsidiaries and the Employee Stock Ownership Plan, from amending any existing compensation arrangements or initiating any new compensation, indemnification or other payment arrangements with or on behalf of any employee, officer or director of Community Bancshares without the FRB's prior approval.

The Company believes it was in compliance in all material respects at September 30, 2003 with the MOU, as amended.

    Safety and Soundness Compliance Plan between Community Bank and the FDIC

Based on an examination as of June 30, 2001, the FDIC and the Department requested Community Bank to develop and adopt a Safety and Soundness Compliance Plan. This Plan was adopted on March 5, 2002, and it replaced a similar document known as a "Memorandum of Understanding" that had been issued by the FDIC and the Department on April 18, 2001. Pursuant to the Plan:

     - the board of directors was required to review Community Bank's organizational structure and staffing requirements and then hire and train any additional personnel necessary to comply with the Plan;

     - the board of directors was required to review and revise Community Bank's loan policy and underwriting standards, loan collection plan, allowance for loan losses methodology, interest rate risk policy and asset liability management policy;

     - the board of directors had to adopt an internal audit program, an internal controls program, procedures for internal and external loan documentation review and a plan to reduce classified assets;

     - the Bank is restricted from extending credit to borrowers holding classified loans;

     - the board of directors committed to maintaining a Tier 1 capital ratio of at least 7.0% and to obtain regulatory approval prior to paying any dividends to Community Bancshares;

     - the board of directors is required to submit a budget and profit plan, and has to review the adequacy of loan loss allowances to assure an adequate balance prior to submitting Community Bank's Reports of Condition and Income;

     - Community Bank must engage an outside accounting firm to perform its internal audit function, and must form an administration department to strengthen its internal controls; and

     - management is required to make monthly progress reports to the board of directors regarding its success in meeting the Plan requirements and to submit quarterly progress reports to the regulators.

The Safety and Soundness Compliance Plan is still in effect, and detailed quarterly progress reports continue to be made to the Company's regulators. The Company believes it was in compliance at September 30, 2003 in all material respects with the Plan.

    Cease and Desist Order between Community Bank and the Alabama State Banking Department

On December 10, 2002, the board of directors of Community Bank entered into an agreement with the Alabama State Banking Department. The agreement provided that the board of directors would take certain actions regarding:

     - an investigation into payments made in connection with several construction projects of Community Bank;

     - approval and management of payments and loans involving the Company's directors, officers and employees; and

     -   expense controls and review of financial statements.

With respect to the investigation of construction payments, Community Bank's Audit Committee, with the assistance of independent accountants and counsel, was required to determine whether any directors, officers or employees improperly benefited from payments made by Community Bank for construction projects. If improper benefits were received, then the Audit Committee must determine the amount of such benefits, fix an appropriate rate of interest due to Community Bank on the principal amount of any benefit, require restitution of the amount of the benefit, plus accrued interest, and investigate any apparent negligence on the party of Community Bank employees with regard to improper payments. Community Bank has reported the Audit Committee's progress and findings to the Department for its review.

The board of directors of Community Bank has agreed, among other things, to require board approval of all extensions of credit to insiders, as defined in the FRB's Regulation O. The board also has agreed to implement certain procedures for managing existing loans to insiders, including limitations on renewals, methods of collection of adversely classified loans to certain insiders, obtaining current appraisals on collateral, and securing adversely classified loans. In addition, the board has agreed to:

     - limit future extensions of credit and any payments other than ordinary compensation to any director, officers or employee who, after investigation, is deemed to owe restitution to Community Bank or whose loans have been adversely classified;

     -   consult with the Department regarding settlement of certain litigation;
         and

     - obtain prior approval for sales or transfers of Community Bank's assets benefiting any director, officer or employee deemed to owe restitution.

In an effort to control Community Bank's expenses, the board has directed the Audit Committee to review for adequacy and appropriateness of bills paid by Community Bank for professional services from 1998 to the present, to recover fees improperly paid, if any, for the benefit of third parties and to establish additional internal controls for the payment of future bills.

The Company believes it is in compliance at September 30, 2003 in all material respects with this cease and desist order.

    Stipulation and Consent to the Issuance of an Order to Cease and Desist between Community Bank and the FDIC

On March 4, 2003, the board of directors of Community Bank and the FDIC entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist. The Order was effective on March 22, 2003. The FDIC alleged in the Order to Cease and Desist deficiencies relating to the supervision of the board of directors over active management of Community Bank, supervision and control of lending to insiders and accurate maintenance of Community Bank's books and records. The FDIC characterized these deficiencies as unsafe and unsound banking practices. The board of directors consented to the Order without admitting or denying those allegations. Pursuant to the Order, the board of directors agreed to cease and desist from conduct giving rise to the noted deficiencies and to:

     - develop, within 30 days of the effective date of the Order, a written plan specifying the responsibilities and lines of authority for Community Bank's executive officers and outlining internal controls to ensure compliance with the plan;

     - refrain from making, renewing or modifying any loans to current or former executive officers or directors without prior approval of the FDIC and the Department;

     - amend Community Bank's books and records to reflect the actual value of bank premises and fixed assets; and

     - supply a copy of the Order to Community Bancshares and provide Community Bancshares with a summary of the Order for inclusion in Community Bancshares' next stockholder communication.

The Company believes it is in compliance at September 30, 2003 in all material respects with all provisions of the Order and the only on-going requirement relates to loans to former executive officers and directors.

FDICIA

FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth composition, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the federal regulatory agencies deem appropriate.

FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Bank had no brokered deposits as of September 30, 2003.

ENFORCEMENT POLICIES AND ACTIONS

The Federal Reserve, the FDIC and the Department monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company. The regulatory agencies have extensive powers to enforce their agreements with banks and bank holding companies, including, among other actions, civil money penalties, and possible proceedings to terminate FDIC insurance.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

GENERAL

The Company's net loss from continuing operations for the nine months ended September 30, 2003 was approximately $4.5 million, representing an increase in net losses of $ 0.1 million from its net loss from continuing operations of approximately $4.4 million for the same period in 2002. The Company experienced income from discontinued operations during the first nine months of 2002, which included a gain on disposal of branches amounting to $5.9 million, which increased the Company's net income during that nine month period, which was approximately $1.6 million. During the nine months ended September 30, 2003, the Company did not experience any income from discontinued operations. Other comprehensive losses totaled $2.2 million for the nine month period ended September 30, 2003 and were due to swings in the market value of the Company's investment portfolio along with reclassification adjustments for net realized gains on the sale of securities. Other comprehensive losses are not included in the calculation of earnings per share. Both basic and diluted net loss per share was $0.96 for the nine months ended September 30, 2003, as compared to net income per share of $0.34 for the same period in 2002.

The Company's net loss for the three month period ended September 30, 2003 was approximately $1.4 million as compared to net loss of $2.5 million for the same period of 2002. The Company experienced decreased net losses during the third quarter of 2003 compared to the third quarter of 2002 due to decreases in "other operating expenses" related to large declines in both losses on other real estate owned and other operating expenses despite significant increases in professional fees. Losses per share were $0.29 for the three months ended September 30, 2003 as compared to net losses per share of $0.54 for the same period in 2002. For the three months ended September 30, 2003, other comprehensive losses were $1.7 million and were also due to swings in the market value of the Company's investment portfolio along with reclassification adjustments for net realized gains on the sale of securities.

The following discussion relates to the Company's results of operations from continuing operations. Please refer to Note 4 to the Company's Notes to Consolidated Financial Statements for a description of the presentation for discontinued operations.

NET INTEREST INCOME

Net interest income represents the difference between the interest earned by the Company on its assets and the cost born by the Company on its interest-bearing liabilities. For the nine months ended September 30, 2003, the Company's net interest income before its provision for loan losses was $14.3 million. Net interest income, before provision for loan losses, decreased approximately $3.5 million, or 19.7%, from $17.8 million for the same period of 2002. The decrease in net interest income was primarily due to the decrease in revenues related to interest earning assets because of lower yields on and smaller volumes of interest earning assets. Revenues from interest earning assets of the Company decreased $5.8 million, or 18.7%, to $25.2 million for the nine months ended September 30, 2003 from $31.0 million for the same period in 2002. Average earning assets outstanding during the first nine months of 2003 were $490.1 million, which represents a decrease of $39.5 million, or 7.5%, from $529.6 million for the first nine months of 2002. The Company's volume of interest earning assets decreased due to reductions in outstanding loans as well as the decline in funds available for investing due to the intended reduction in higher priced deposits. In addition, and adding to the decrease in net interest income, the Company's yield on its average earning assets decreased 93 basis points to 6.87% for the first nine months of 2003, compared to 7.80% for the same period of 2002. The decrease in yield was related to the Company's decline in its loan volume, which earn higher yields than investment securities, and its investment of excess funds in securities due to lack of loan volume.

Interest expense for the nine months ended September 30, 2003 was $10.9 million, a decrease of $2.3 million, or 17.4%, from its interest expense of $13.2 million for the corresponding period of 2002. This decrease occurred due to a decline in rates paid on and volume of interest-bearing liabilities. Average interest-bearing liabilities during the first nine months of 2003 were $453.4 million, which represents a decrease of $18.0 million, or 3.8%, from $471.4 million for the same period of 2002. The volume of interest-bearing liabilities decreased because of the Company's intent to not seek higher priced deposits as it tries to establish more profitable and long lasting relationships with its customers. The rate paid by the Company on average interest-bearing liabilities decreased 52 basis points to 3.22% for the nine month period ended September 30, 2003, compared to 3.74% for the first nine months of 2002.

The Company's net interest margin for the nine months ended September 30, 2003 decreased 59 basis points to 3.89%, from 4.48% for the nine months ended September 30, 2002, due to the decrease in net interest income. Net interest margin is computed by dividing net interest income by average interest earning assets. This ratio represents the difference between the average yield returned on average interest earning assets and the average rate paid on funds used to support those interest earning assets, including both interest-bearing and noninterest-bearing sources.

The Company's net interest spread for the nine months ended September 30, 2003 decreased 41 basis points to 3.65%, from 4.06% for the nine months ended September 30, 2002, as the average cost of interest-bearing sources of funds decreased 52 basis points while the average yield on interest earning assets decreased 93 basis points. Net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest-bearing sources of funds. The Company has also experienced declines in its net interest margin and net interest spread with the continued increase in nonearning assets as a result of higher nonaccrual loans and other real estate owned.

Net interest income for the three month period ended September 30, 2003 was $4.4 million compared to $5.7 million for the same period in 2002. Interest income on earning assets was $7.8 million and $10.0 million for the periods ended September 30, 2003 and 2002, respectively. Interest expense on interest-bearing liabilities was $3.4 million and $4.3 million for the same periods, respectively. Again, these decreases result from lower volumes of interest earning assets and interest-bearing liabilities as well as lower yields and rates paid on each, and margin compression due to low market rates of interest.

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2003, the Company had an allowance for loan losses of $12.1 million which represented an increase of $2.3 million, or 23.5%, from a December 31, 2002 allowance of $9.8 million. The provision for loan losses was $5.5 million and $6.4 million for the nine months ended September 30, 2003 and 2002, respectively. Management continues to make provisions for current losses in the Company's loan portfolio, as well as, any other deterioration identified, as it continues its effort to better evaluate the risks in its loan portfolio and to improve the overall credit quality of the Company. In this effort, management has increased the allowance for loan losses account as a percent of loans to reserve for potential losses in the loan portfolio by recognizing additional provisions for loan loss expense. As a percentage of total loans, net of unearned income, the allowance for loan losses at the end of the period increased to 3.81% at September 30, 2003, compared to 2.72% at December 31, 2002. Total loan charge-offs during the first nine months of 2003 amounted to $3.6 million and were comprised primarily of consumer loans. During the same period in 2002, total loan charge-offs were $4.7 million and were also comprised of mostly consumer loans. Loan charge-offs exceeded recoveries by $3.2 million during the first nine months of 2003, which represented an improvement of $1.2 million, or 27.3%, from $4.4 million net for the same period during 2002. Management believes that the Company's allowance for loan losses at September 30, 2003 is adequate; however, no assurance can be given that additional losses may not occur or that additional provisions to the allowance for loan losses will not be necessary. More specifically, management has ordered an updated appraisal of the real estate securing the $5.2 million first mortgage real estate loan to the Company's former Chairman and Chief Executive Officer. This could result in increased provisions for loan losses in order to maintain the allowance for loan losses at an adequate level.

During the three months ended September 30, 2003, the Company had net loan charge-offs totaling $1.0 million, as compared to $2.0 million in net loan charge-offs for the corresponding period in the preceding year.

The following discussion relates to the Company's policies as presently in effect:

Interest on loans is accrued from the date an advance is made. The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a nonaccrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient ultimately to reduce or satisfy the obligation. Generally, when a loan is placed on a nonaccrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Thereafter, any interest income on a nonaccrual loan is recognized only on a cash basis.

The Company's policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collections of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on nonaccrual status.

Lending officers are responsible for the ongoing review and administration of loans assigned to them. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Directors' Asset Quality Committee are informed of the status of delinquent and "watch" or problem loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Board of Directors as to loan charge-offs on a monthly basis.

The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level believed adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's Director of Risk Management and presented to the Board of Directors on a monthly basis. In addition, the Bank is in the process of engaging outside loan review consultants, on a quarterly basis, to perform an independent review of the quality of the loan portfolio.

The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Department may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

While it is the Bank's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

The following table summarizes the levels of the allowance for loan losses as of September 30, 2003 and 2002 as well as December 31, 2002:

                                                                                SEPTEMBER 30,             DECEMBER 31,
                                                                        -----------------------------     ------------
                                                                            2003             2002             2002
                                                                        ------------     ------------     ------------
                                                                                    (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning
   of period .......................................................    $      9,784     $      7,292     $      7,292
Loans charged off:
   Commercial, financial and agricultural ..........................             566              803            2,033
   Real estate - mortgage ..........................................             667              912            1,106
   Consumer ........................................................           2,336            2,990            4,169
                                                                        ------------     ------------     ------------
       Total loans charged off .....................................           3,569            4,705            7,308
                                                                        ------------     ------------     ------------
Recoveries on loans previously charged off:
   Commercial, financial and agricultural ..........................              55                3               44
   Real estate - mortgage ..........................................              23               10               57
   Consumer ........................................................             292              272              343
                                                                        ------------     ------------     ------------
       Total recoveries ............................................             370              285              444
Net loans charged off ..............................................           3,199            4,420            6,864
Reserves sold through
   branch divestitures .............................................               -             (752)            (752)
Provision for loan losses included
   in continuing operations ........................................           5,475            6,443           10,033
Provision for loan losses included
   in discontinued operations ......................................               -               75               75
                                                                        ------------     ------------     ------------
Allowance for loan losses at end of period .........................    $     12,060     $      8,638     $      9,784
                                                                        ============     ============     ============

Loans, net of unearned income, at end of period ....................    $    316,745     $    372,571     $    359,184
                                                                        ============     ============     ============

Average loans, net of unearned income,
   outstanding for the period (*) ..................................    $    339,850     $    436,064     $    419,337
                                                                        ============     ============     ============

                                                                                SEPTEMBER 30,             DECEMBER 31,
                                                                        -----------------------------     ------------
                                                                            2003             2002             2002
                                                                        ------------     ------------     ------------
Ratios:
   Allowance for loan losses to loans, net of
     unearned income, at end of period .............................        3.81%            2.32%            2.72%
   Allowance for loan losses at end of period to
     average loans, net of unearned income (*) .....................        3.55             1.98             2.33
   Net charge-offs (annualized) to average loans, net of
     unearned income (*) ...........................................        1.26             1.35             1.64
   Net charge-offs (annualized) to allowance for loan losses,
     at end of period ..............................................       35.37            68.23            70.16

(*) Average loans for this purpose includes those associated with discontinued operations.

The Bank has been engaged in enhanced reviews of its loan approval and credit grading processes. The Bank has sought to better price its loans consistent with its costs of funds and its assessment of potential credit risk. These efforts have had the effect of slowing the Bank's loan growth as well as resulting in a larger allowance for loan losses as risks are being identified better.

During the first nine months of 2003, the Company had loan charge-offs totaling $3.6 million and recoveries of $370,000, as compared to $4.7 million in charge-offs and recoveries of $285,000 for the same period in the prior year. During the three months ended September 30, 2003, the Company had net loan charge-offs totaling $1.0 million, as compared to $2.0 million in net loan charge-offs for the corresponding period in the preceding year.

Management believes that the $12.1 million allowance for loan losses at September 30, 2003 (3.81% of total outstanding loans), is adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances, generally, including current economic events, or other events, including additional loan review or examination findings or changes in borrowers' financial conditions, will not result in increased losses in the Bank's loan portfolio or in additional provisions to the allowance for loan losses.

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2003 increased $49,000, or 0.9%, to $5.8 million, from the same period of 2002. Service charges on deposit accounts decreased $0.4 million, or 17.4%, to $1.9 million for the first nine months of 2003 from $2.3 million in the first nine months of 2002. This decrease in service charges was directly related to the Company's decrease in deposits during 2003. Also, the Company's debt cancellation fees decreased $130,000, of 63.7%, during the first nine months of 2003, as compared to the first nine months of 2002, due to the Company's decreased volume in debt cancellation coverage associated with the decline in new loan volume in 2003. Other operating income decreased $222,000 to $651,000 for the first nine months of 2003 from $873,000 for the same period in 2002. The Company recorded net gains on the sale of investment securities of $1.1 million during the nine months ended September 30, 2003, compared to net gains on the sale of investment securities of $429,000 for the same period of 2002. The Company was able to restructure its investment portfolio to reduce prepayment and market risk, as well as shorten the duration while taking gains on the sales of securities as part of the restructuring. The net gains from the sale of investment securities were the primary reason for the increase in noninterest income, although the Company also experienced a 8.9%, or $141,000, increase in its insurance commissions, attributable to the increased revenues from the Company's subsidiary, Community Insurance Corp.

For the three months ended September 30, 2003, noninterest income was $1.8 million, a decrease of $0.2 million, or 10.0% from $2.0 million for the same period in 2002. For the three month period ended September 30, 2003 from the same period ended September 30, 2002, insurance commissions increased $98,000, due to increased revenues from the Company's insurance subsidiary. Debt cancellation fees decreased $40,000. The Company's other operating income decreased $116,000 in the three month period ended September 30, 2003. The Company's net securities gains increased $69,000 in the third quarter of 2003. Most of the securities gains occurred as a result of the portfolio restructuring during the first six months of 2003 which explains the increase in noninterest income for the nine month period ended September 30, 2003, as opposed to the decrease for the three month period ended September 30, 2003.

NONINTEREST EXPENSES

Noninterest expenses for the nine months ended September 30, 2003 were $21.8 million, representing a $1.7 million, or 7.2%, decrease from noninterest expenses of $23.5 million for the same period in 2002. The primary components of the Company's noninterest expenses are salaries and employee benefits, which decreased $0.7 million, or 6.5%, to $10.1 million for the nine months ended September 30, 2003 from $10.8 million for the same period of 2002. The decrease in the Company's salaries and benefits expenses was related to the net effect of the termination of the former Chairman and Chief Executive Officer of the Company, offset by staff positions that have been added to build a more effective management team. The Company is also centralizing more backroom operations in an attempt to reduce overall staffing levels. Occupancy costs increased slightly, by $5,000, or 0.3%, during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Furniture and equipment expenses for the nine month period ended September 30, 2003 decreased $0.1 million, or 8.3%, to $1.1 million from $1.2 million for the same period of 2002. This decrease reflects reductions in annual depreciation charges, as fixed assets approach the end of their depreciable lives as well as the Company's decision to significantly reduce the automobile fleet maintained by previous management. The Company's insurance expense increased $403,000 to $931,000 for the nine months ended September 30, 2003 from $528,000 for the same period in 2002. This increase was due to the Company's difficulty in obtaining cost effective insurance coverage due mostly to ongoing litigation related to prior management that involves the Company. Director and committee fees increased $22,000, or 7.0%, to $338,000 for the first nine months of 2003 from $316,000 for the first nine months of 2002. This increase is the result of an increase in the number of meetings of the Company's board of directors due to the increased activity of the Company's board of directors during the first nine months of 2003 related mostly to ongoing litigation and various regulatory orders. Other operating expenses were $3.4 million and $5.3 million for the nine month periods ended September 30, 2003 and 2002, respectively. Other operating expenses for 2002 include litigation losses of $1.7 million which are the primary reasons for the decrease in 2003. The Company's professional services expense increased $1.5 million, or 88.2%, to $3.2 million during the first three quarters of 2003 compared to the first three quarters of 2002 due to professional services fees paid by the Company in connection with its compliance with various regulatory restrictions and agreements, and in connection with investigations and litigation to which the Company is a party or in which the Company is involved.

For the three months ended September 30, 2003, noninterest expenses were $7.6 million, representing a decrease of $2.1 million over the noninterest expenses of $9.7 million during the same three month period in 2002. Professional services increased $841,000, related again to professional services fees paid by the Company in connection with its compliance with various regulatory restrictions and agreements, and in connection with investigations and litigation to which the Company is a party or in which the Company is involved. Net loss on the sale or write-down of other real estate owned decreased $913,000, and other operating expenses decreased $1.9 million primarily due to the Company experiencing a litigation loss in the third quarter of 2002. Salaries and employee benefits decreased $135,000 in the third quarter of 2003 versus the third quarter of 2002.

INCOME TAXES

The Company attempts to increase its net income through active tax planning. The resulting tax benefits were $2.8 million for the nine month period ended September 30, 2003 compared to tax expense of $544,000 for the same period in 2002. The tax benefit for the third quarter of 2003 was $1.9 million compared to the tax benefit for the third quarter of 2002 of $1.8 million.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and achieve reasonable stability to earnings from changes in interest rates and preserve the value of the Company's equity. Changes in interest rates affect, among other things, the Company's net interest income, volume of loan production and the fair value of financial instruments, as well as of the Company's loan portfolio.

Community Bank manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee, which is referred to as "ALCO." The ALCO meets periodically to monitor its interest rate risk exposure and implement strategies that might improve its balance sheet positioning and/or earnings. Management utilizes an Interest Rate Simulation model to estimate the sensitivity of the Bank's net interest income and net income to changes in interest rates of given magnitudes. Such estimates are based upon a number of assumptions for each scenario, including balance sheet growth, deposit repricing characteristics and prepayment rates. Because this model involves a number of estimates and assumptions, which are inherently uncertain and subject to change, the Company makes no assurance that the model is accurate or reliable, or that the results are meaningful or reflective of any actual results.

The estimated impact on Community Bank's net interest income sensitivity over a one year time horizon at September 30, 2003 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Bank's estimates of how interest-bearing transaction accounts will reprice.

                              RATE SHOCK ANALYSIS

                                                                        -100                          +100
                                                                        BASIS                         BASIS
                                                                       POINTS          LEVEL         POINTS
                                                                       ------          -----         ------
                                                                               (DOLLARS IN THOUSANDS)
Prime rate....................................................              3.00%          4.00%          5.00%

Interest income...............................................       $    30,269    $    31,704    $    32,837
Interest expense..............................................            11,985         12,902         14,144
                                                                     -----------    -----------    -----------
     Net interest income......................................       $    18,284    $    18,802    $    18,693
                                                                     ===========    ===========    ===========

Dollar change from level......................................       $      -518                   $      -109

Percentage change from level..................................             -2.76%                        -0.58%

As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to decrease minimally, and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 2.76%. These percent changes from a level rate scenario fall comfortably within Community Bank's ALCO policy limit of +/-7.00%.

The Company uses additional tools to manage interest rate sensitivity, and continually tries to manage and monitor its interest rate sensitivity. Attempting to manage the Company's interest rate sensitivity is a constant challenge in a changing interest rate environment and one of the objectives of the Company's asset/liability management strategy. The Company manages its interest rate sensitivity with monitoring tools such as GAP analysis, interest rate simulation modeling and forecasting, using both interest rate shocks and likely rate scenarios and, finally, analysis of the Company's economic value of equity.

EFFECTS OF INFLATION

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the Company's assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates. Interest rates generally have been steady to lower in the first nine months of 2003 compared to 2002.

In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking businesses, and our shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and increased interest rates would likely reduce our earnings from such activities. Also, although earnings from the sale of residential mortgage loans in the secondary market have been insignificant to the Company's earnings over the past two years, the income from the sale of residential mortgage loans in the secondary market could be reduced by inflationary effects.

ITEM 4 - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports and other information filed with the Securities and Exchange Commission, or the "Commission," under the Securities Exchange Act of 1934, or the "Exchange Act," is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective, in all material respects, in the timely alerting of them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's Exchange Act reports.

During the period covered by this report, there has not been any change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has decided to review and improve its procedures and processes related to the repossession of collateral pledged to support defaulted loans, which the Company commenced during the period covered by this report and presently expects to complete this process during the fourth quarter of 2003. The Company does not, however, presently believe that this improvement will be reasonably likely to materially affect the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 11, 2003 the Company, the Bank, and certain individual defendants entered into a new agreement to settle the Benson Litigation and the Packard Derivative Litigation, which settlement was approved by the Company's insurers and the Alabama Department (see Note 3 to the Consolidated Financial Statements). This settlement supersedes the prior settlements which were announced in November 2002 and August 2003. The court is scheduled to hold a hearing on December 18, 2003 to consider the fairness of the settlement. The Company's insurer is expected to pay all or substantially all of the costs of settlement on behalf of the Company and its subsidiaries. The proposed settlement does not contemplate a settlement of the cross-claim filed on October 1, 2003 by Dudley, Hopton-Jones, Sims & Freeman, PLLP, and one of the defendants in the Packard Derivative Litigation, against the Company, the Bank, and several current or former directors of the Company and the Bank. The cross-claim demands compensating damages, interest, and costs, as well as punitive damages in some courts. The basis for the claims of Dudley, Hopton-Jones is common law indemnity, contractual indemnity, negligence, misrepresentation, suppression and concealment of material facts and civil conspiracy.

Except as noted above, no reportable events or material developments have occurred since the filing of the Company's Annual Report on Form 10-K (the "Form 10-K"), for the year ended December 31, 2002 and filed on April 15, 2003.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

ITEM 5 - OTHER INFORMATION - NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit
                           3.2 to the Company's Quarterly Report on Form 10-Q, filed August 18, 2000).

         3.2               Amended and Restated Bylaws of the Company.

         10.1 Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003.

         10.2 Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003.

         10.3 Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003.

         10.4 Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy
                           D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003.

         11.1              Statement Regarding Computation of Per Share
                           Earnings.

         31.1 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

         32.1* Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q and are "furnished" to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)      Reports on Form 8-K

         During the quarter ended September 30, 2003, the Company filed Current Reports on Form 8-K on the following dates and pertaining to the following items:

         - Current Report on Form 8-K, filed July 2, 2003, including the press release announcing changes in management changes at Community Bank, including the cover letter provided to stockholders.

         - Current Report on Form 8-K, filed July 25, 2003, including the press release announcing the Company's annual meeting of stockholders.

         - Current Report on Form 8-K, filed August 12, 2003, including the notice that was mailed to stockholders on August 11, 2003; an Order of the Circuit Court of Blount County, dated August 11 2003; and a Letter of Agreement, dated July 29, 2003, concerning a proposed settlement of the lawsuit styled Benson et al. v. Community Bancshares, Inc. et al.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMMUNITY BANCSHARES, INC.

Date: November 14, 2003          By: /s/ Patrick M. Frawley
                                     -------------------------------------------
                                     Patrick M. Frawley
                                     Chairman, Chief Executive Officer, and
                                      President

Date: November 14, 2003          By: /s/ Kerri C. Kinney
                                     -------------------------------------------
                                     Kerri C. Kinney
                                     Chief Financial Officer

         EXHIBIT INDEX

         3.2               Amended and Restated Bylaws of the Company.

         10.1 Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003.

         10.2 Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003.

         10.3 Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003.

         10.4 Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy
                           D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003.

         11.1              Statement Regarding Computation of Per Share
                           Earnings.

         31.1 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

         32.1* Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q and are "furnished" to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.