Form 10-K
period 2003-12-31
COMMUNITY BANCSHARES INC /DE/
filed 2004-04-14
CIK 752195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-16461

Community Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0868361
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

68149 Main Street Blountsville, Alabama	35031
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (205) 429-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Community Bancshares, Inc.’s common stock, par value $.10 per share, held by non-affiliates on March 18, 2004 was $34.0 million, based on a price of $4.50 per share, which was the price at which the common stock was last sold in what Community Bancshares, Inc. believes to be arm’s length transactions on or prior to June 30, 2003.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 18, 2004, there were 8,376,163 shares of the common stock, par value $.10 per share, of Community Bancshares, Inc., issued and outstanding.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this report, the words “Company,” “we,” “us” and “our” refer to the combined entities of Community Bancshares, Inc., Community Bank, 1st Community Credit Corporation, Community Insurance Corp., Southern Select Insurance, Inc., Community Appraisals, Inc., and Community Funding Corporation.

The words “Community Bancshares,” “Community Bank,” “Community Credit,” “Community Insurance,” Southern Select,” “Community Appraisals,” and “Community Funding” refer to each of those entities individually.

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this report are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the “Exchange Act.”

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	interest rate risks and credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, and the uncertainty and costs of litigation;

•	the risks of mergers, acquisitions and divestures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	difficulties with, or changes in the cost or effectiveness of technology and/or products;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information discussed in this report, as well as other factors and risks described in any of our other reports that we make with the SEC under the Exchange Act.

All written or oral statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

PART I

ITEM 1. BUSINESS.

General

Our company is made up of the following entities:

•	Community Bancshares, Inc., a Delaware bank holding company that owns 100% of Community Bank and Community Bank’s subsidiaries;

•	Community Bank, a community-focused Alabama commercial bank;

•	1st Community Credit Corporation, a finance company subsidiary of Community Bank;

•	Community Insurance Corp., a subsidiary of Community Bank that is as an insurance agency for the sale of title, property, casualty and life insurance to individuals and businesses;

•	Southern Select Insurance, Inc., a subsidiary of Community Insurance that brokers agricultural, commercial and personal insurance products;

•	Community Appraisals, Inc., a subsidiary of Community Bank that provides appraisal services in connection with the lending activities of Community Bank and its subsidiaries, but ceased operations in late 2003; and

•	Community Funding Corporation, a subsidiary of Community Bancshares, Inc. formed on December 30, 2003 to purchase and maintain certain nonperforming assets of Community Bank.

As of December 31, 2003, we had total consolidated assets of approximately $558.6 million, total deposits of approximately $453.9 million, total consolidated liabilities, including deposits, of approximately $523.2 million, and consolidated stockholders’ equity of approximately $35.3 million.

Our principal executive offices, which also serve as the principal executive offices of Community Bank, Community Appraisals and Community Funding, are located at 68149 Main Street, Blountsville, Alabama 35031, and our telephone number at that address is (205) 429-1000. The principal executive offices of Community Credit are located at 587 Highway 31 N.W., Suite A, Hartselle, Alabama 35640, and the telephone number at that address is (256) 751-2031. The principal executive offices of Community Insurance and Southern Select are located at 401 Holmes Avenue, Huntsville, Alabama 35801, and the telephone number at that address is (256) 533-5600.

Community Bancshares

Community Bancshares is a Delaware corporation that is registered as a bank holding company with the Board of Governors of the Federal Reserve System, or the “Federal Reserve,” under the Bank Holding Act of 1956. Community Bancshares was organized in 1983 and commenced business in 1985.

Our Commercial Banking Business

We conduct our commercial banking operations through Community Bank. Community Bank is an Alabama banking corporation founded in 1923. Community Bank is a member of the FDIC and its deposits are insured by the FDIC.

Community Bank provides a broad range of commercial and retail banking services through 20 locations in nine counties in Alabama. Community Bank offers a wide range of commercial and retail banking services, which principally include checking transaction accounts, and personal and commercial loans to customers in our target market area. Community Bank seeks to provide superior service to its customers and to become a vital component of each of the communities that it serves. We believe that the retail nature of Community Bank’s commercial banking operations allows for diversification of customers and that our loans to businesses are not concentrated in any one industry.

Community Bank’s lending activities include commercial, real estate and consumer loans. The majority of Community Bank’s loans are to individuals and small to mid-sized businesses in Alabama. Our commercial loan services include term loans, lines of credit and agricultural loans. We provide a broad range of short- to medium-term commercial loans, both secured and unsecured, to various local businesses for working capital, business expansion and the purchase of equipment and machinery. Our real estate lending activities include fixed and adjustable rate residential mortgage loans, construction loans, second mortgages, home improvement loans and home equity lines of credit. Our consumer lending services include loans for automobiles, recreation vehicles and boats, as well as unsecured personal loans and loans secured by deposit accounts.

Community Bank operates primarily in small non-urban communities. As of December 31, 2003, Community Bank operated 18 full service offices and two paying and receiving offices located in Wal-Mart® stores, which primarily open deposit accounts, cash checks and receive deposits and loan payments.

For the year ended December 31, 2003, Community Bank had pretax losses of approximately $19.6 million. During the fiscal years 2001 and 2002, Community Bank had pretax income of approximately $801,000 and $3.2 million, respectively. Our loan portfolio, which consisted of 56.6% of our assets at December 31, 2003, 63.8% at December 31, 2002 and 69.0% at December 31, 2001, continues to represent our largest earning asset. As of December 31, 2003, we had total commercial banking loans of $316.2 million.

Our Other Operations

Non-Traditional Banking Operations

1st Community Credit Corporation operates 12 finance company offices in Limestone, Madison, Morgan, Blount, Cullman, Marshall, Etowah, DeKalb and Walker Counties, Alabama, primarily in local communities where Community Bank does not operate. Community Credit provides smaller loans to a market segment traditionally not pursued by Community Bank. These loans typically involve greater risk and generate higher yields than standard commercial bank loans. We believe that, by conducting this business, we are establishing a business presence and a customer base in communities where Community Bank may at some point commence full-scale commercial banking operations. For the year ended December 31, 2003, Community Credit had pretax income of $933,000. For the years ended December 31, 2002 and December 31, 2001, we had approximately $380,000 and $(2.4 million), respectively, in pretax income (losses) from the operations of Community Credit. At December 31, 2003, our loan portfolio at Community Credit was $31.2 million, representing 5.6% of our total assets. At December 31, 2002 and 2001, our loan portfolio at Community Credit was $27.9 million and $24.8 million, representing 4.9% and 3.4% of our total assets, respectively.

Insurance Operations

Community Insurance Corp. serves as an agency in the sale of title, property, casualty and life insurance products to individuals and businesses in the Huntsville metropolitan area. Community Insurance owns 100% of Southern Select Insurance, Inc., a managing general agency in Huntsville that brokers agricultural, commercial and personal insurance products. For the years ended December 31, 2003, December 31, 2002, and December 31, 2001, we had approximately $(486,000), $154,000 and $(1.6 million), respectively, in pretax income (losses) from our insurance operations.

Appraisal Operations

Community Appraisals, Inc. provides appraisal services in connection with the lending activities of Community Bank and Community Credit. For the years ended December 31, 2003, December 31, 2002, and December 31, 2001, our appraisal business generated approximately $(6,000), $57,000 and $92,000, respectively, in pretax income (loss). At this time, Community Appraisals is inactive, and Community Bank is outsourcing its appraisal needs to third parties.

Asset Quality Improvement

Community Funding Corporation was formed in December 2003 for the purpose of purchasing and maintaining certain of Community Bank’s nonperforming assets in order to improve Community Bank’s asset quality. Community Funding conducted no business in 2003.

Our Market Area

Community Bank currently has 20 branches in nine counties, most of which are situated in northern Alabama. We serve customers in nine counties in north Alabama – Blount, Cullman, DeKalb, Etowah, Lauderdale, Limestone, Madison, Marshall and Morgan Counties; two counties in northwest Alabama – Marion and Winston Counties; and two counties in southwest Alabama – Marengo and Perry Counties. We have branch offices in Blount, Lauderdale, Limestone, Madison, Marengo, Marion, Perry and Winston Counties, Alabama. We have focused on those market areas between the Birmingham and Huntsville metropolitan areas, where significant growth and economic change has transpired over the last decade.

Community Bank’s primary market area is Blount County, which was added to the Birmingham metropolitan area in 1983. The Birmingham Metropolitan Statistical Area, or “MSA,” consists of seven counties and is home to approximately 1.1 million people, representing the most populous MSA in the State of Alabama. Once known as the South’s largest manufacturing center, Birmingham previously relied heavily on both the steel and manufacturing industries. Manufacturing remains an important part of Birmingham’s economy but the economy is becoming more diverse, and, according to the Birmingham Regional Chamber of Commerce, the healthcare, banking and professional services industries are its leading economic sectors and largest employers.

Birmingham is home to one of the top healthcare sectors in the Southeast, anchored by the University of Alabama at Birmingham Medical School. As described in the Thomas Banking Dictionary, four of the largest U.S. banks in the Southeast maintain their headquarters in Birmingham. With banking assets totaling over $160 billion, Birmingham, according to the Thomas Banking Dictionary, is among the nation’s top ten cities in total banking assets. Currently, six Fortune 500 companies maintain operations in the Birmingham MSA.

Community Bank also has customers in six counties – Cullman, Lauderdale, Limestone, Madison, Marshall and Morgan Counties – which are proximate to or within the Huntsville MSA, currently one of Alabama’s fastest growing metropolitan areas. Huntsville is the State’s second largest MSA with approximately 850,000 people residing within a 50 mile radius of the city and four million people residing within a 100 mile radius. It has been identified by the U.S. Census Bureau figures, March 2000, as one of the “Top 50” fastest growing metropolitan areas in the United States and consistently ranks among the top three wealthiest counties in the Southeast in average annual wages according to the Alabama Regional Chamber of Commerce.

Huntsville possesses a diverse economic base and is home to numerous industries, including technology, space and defense, manufacturing, and retail and service. Huntsville is home to numerous centers of global excellence, including the Cummings Research Park (over 22,500 employees and 220 companies), the NASA Marshall Space Flight Center, and the US Army Redstone Arsenal. Currently, 20 Fortune 500 companies and 50 publicly traded companies maintain operations in the Huntsville metropolitan area.

Community Bank has branches in Marion, Lauderdale and Winston Counties, located in northwest Alabama, near the Mississippi border. These counties are economically driven by manufacturing and furniture production. Community

Bank also operates in Marengo and Perry Counties, located in southwest Alabama, where manufacturing, catfish farming, livestock and the timber industry are important components of the local economy. These are relatively low growth areas, with income levels that are below Alabama averages.

In the first half of 2002, we sold two branch offices of Community Bank located in Pulaski, Tennessee, and eight branch offices located in Marshall and DeKalb Counties, Alabama, two of which were paying and receiving offices located in Wal-Mart stores.

Competition

The banking business in Alabama is highly competitive with respect to loans, deposits and other financial services and is dominated by a number of major banks and bank holding companies that have offices and affiliates operating over wide geographic areas, and that have greater resources at their disposal than we do. We compete for deposits, loans and other business with these institutions as well as with other types of financial services entities, including savings and loan associations, credit unions, securities and mutual fund firms, mortgage companies, and insurance companies. Many of the major commercial banks operating in or around Community Bank’s service areas offer services such as investment and trust services, which we do not offer.

Our competitive environment has been and will continue to be materially affected by the enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. This law authorized a bank holding company that possesses a prescribed amount of capital and meets other criteria to become a “financial holding company,” which enables it to then engage in investment banking, insurance underwriting and the sale of insurance, as well as any other activity that federal regulators view as “financial in nature.” We may face greater competition as more financial holding companies enter our market area and offer a more diverse line of financial products and consolidated financial services than we are able to offer.

In addition, during 2002, Community Bank sold ten of its branch offices located in Pulaski, Tennessee, and DeKalb and Marshall Counties, Alabama, to competing third party commercial banks. In connection with those sales, we entered into non-competition agreements that impose the following restrictions:

•	Community Bank may not directly or indirectly develop, own or operate any physical location offering financial services or products within a 25 mile radius of Pulaski, Tennessee, until January 23, 2004, other than those locations of Community Bank that were operating as of January 23, 2002;

•	Community Bank may not own or operate any commercial bank branch within DeKalb County, Alabama, until May 3, 2004;

•	Community Bank may not own or operate any commercial bank branch within Marshall County, Alabama, until May 31, 2004, except that we may operate within the city limits of Guntersville, Alabama; and

•	Community Bank may not directly compete for or solicit any deposits or loans that were the subject of these sales.

We presently do not have any offices in Guntersville, Alabama.

As a result of these non-competition agreements, we may be temporarily unable to compete in market areas that we find desirable for the next six months.

Seasonality

The Company’s business is not seasonal in nature.

Customer Concentration

For each of the years ended December 31, 2003, 2002 and 2001, the Company did not, and the Company presently does not expect that, for the year ended December 31, 2004, it will, derive more than 10% of its revenues, on a consolidated basis, from any one customer.

Our Regulatory Environment

The banking and financial services industry is extensively regulated under both federal and state law. The following discussion summarizes certain statutes, rules and regulations affecting our business and operations. This summary is qualified in its entirety by reference to the statutory and regulatory provisions referred to below and elsewhere and is not intended to be an exhaustive description of the statutes or regulations applicable to us. Changes in the laws and regulations that apply to us can affect our operations in substantial and unpredictable ways. We cannot accurately predict whether legislation will be enacted, and, if enacted, the ultimate effect that it or any implementing regulations will have on our business, financial condition or results of operations.

The following summary describes our regulatory environment in the absence of any restrictive memoranda, orders or agreements with our regulators and therefore is further subject to, and does not address, the regulatory restrictions to which we are currently subject. You should refer to and carefully review these restrictions, which are described below in this report. To the extent that the limitations imposed by those regulatory restrictions on our business activities are different than as described in this summary, then the regulatory restrictions govern.

Supervision, regulation, and examination of holding companies and banks by bank regulatory agencies are intended primarily for the protection of depositors rather than holders of our securities, including our preferred stock and our common stock.

Holding Company Regulation

General

Community Bancshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, or the “BHC Act,” and is subject to supervision, examination, and reporting by the Federal Reserve. The State of Alabama does not regulate bank holding companies. Community Bancshares is required to file with the Federal Reserve periodic reports and any additional information as the Federal Reserve may require. The Federal Reserve regularly examines Community Bancshares and may examine its subsidiaries.

Investment Activities

The BHC Act requires prior Federal Reserve approval for, among other things:

•	the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank; and

•	a merger or consolidation of a bank holding company with another bank holding company.

The Change in Bank Control Act and Federal Reserve regulations also generally require a notice and prior action thereon if anyone not subject to the BHC Act application acquires 10% or more of a bank’s or its parent holding company’s securities where the bank or holding company has a class of securities registered under the Exchange Act.

A bank holding company may acquire direct or indirect ownership or control of voting shares of any company that is engaged directly or indirectly in banking, managing or controlling banks, or performing services for its authorized subsidiaries. A bank holding company may also engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to those activities.

In November 1999, Congress enacted the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, or the “GLB Act,” which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, board insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary to those activities. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Community Bancshares has not sought approval to become a financial holding company and presently has no intention of doing so in the foreseeable future.

Source of Financial Strength

Federal Reserve policy requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks. This means that a bank holding company must be prepared to use available resources to provide adequate capital funds to its bank subsidiaries during periods of financial stress and must have sufficient financial flexibility and capital-raising capacity to provide ongoing support to the banks. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, or “FIRREA,” if a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. Any loans from a bank holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of that bank.

Transactions With Affiliates

Community Bancshares is a legal entity separate and distinct from Community Bank. Various legal limitations restrict Community Bank from lending or otherwise supplying funds to Community Bancshares or its other affiliates. Section 23A of the Federal Reserve Act limits a bank’s “covered transactions,” which include extensions of credit with any affiliate, to 10% of the bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, all of a bank’s extensions of credit to an affiliate must be appropriately secured by acceptable collateral, generally United States government or agency securities.

Section 23B of the Federal Reserve Act requires that covered and exempt transactions among affiliates be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for transactions with unaffiliated companies.

Bank Regulation

General

Community Bank is an Alabama bank whose deposits are insured by the FDIC. Community Bank is subject to regulation and examination by the Alabama Superintendent of Banks and by the FDIC. The Alabama Superintendent of Banks and the FDIC regulate and examine all of Community Bank’s operations, including its overall financial condition and resources, loan loss reserves, the quality of its loan portfolio, mortgages, payments of dividends, interest rates charged, the establishment of branches, the actions of its directors and management, the investment of its funds, and compliance with its charter and the law.

The powers of Alabama-chartered banks include provisions designed to provide these banks with competitive equality to the powers of national banks. In addition, the GLB Act permits banks to engage in “financial activities” through subsidiaries in a manner similar to financial holding companies.

Dividends

Various statutes limit Community Bank’s ability to pay dividends, extend credit or otherwise supply funds to Community Bancshares. Dividends from Community Bank historically have been Community Bancshares’ primary source of funds for servicing debt and paying cash dividends to our stockholders.

Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until its surplus is equal to at least 20% of its capital. The prior approval of the FDIC and/or the Alabama Superintendent is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of that bank’s net earnings for the year and its retained net earnings for the preceding two calendar years, less any required transfers to surplus. In addition, a bank may not pay dividends from its surplus without the prior approval of the Superintendent. During 2002 and 2003, Community Bank paid no cash dividends to Community Bancshares. As of December 31, 2003, Community Bank could not have declared or paid any dividend without prior approval of the Superintendent of Banks.

In addition, Community Bancshares and Community Bank are subject to various regulatory policies and requirements that affect the payment of dividends, including requirements to maintain adequate capital. The appropriate federal and state regulatory authorities are authorized to determine, based on the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of those dividends. The FDIC and the Alabama Superintendent have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

As to Community Bancshares, the Federal Reserve may prohibit the payment of dividends to our stockholders if it determines that the payment would constitute an unsafe or unsound practice. The Federal Reserve’s position is that a bank holding company should not pay dividends if it is experiencing earnings weaknesses or other financial pressures and should not pay dividends that exceed its net income, that are inconsistent with its capital position or that could only be funded in ways that weaken its financial health, such as by borrowing or selling its assets. In addition, a bank holding company must not pay dividends if such payment would affect its ability to provide adequate financial support for its subsidiary banks. The Federal Reserve has restricted Community Bancshares from declaring or paying any dividends or repurchasing its capital stock without prior Federal Reserve approval.

Safety and Soundness

The FDIC has adopted the Federal Financial Institutions Examination Council’s, or the “FFIEC,” internal rating system for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Each financial institution is assigned a confidential composite “CAMELS” rating based on an evaluation and rating of the following six components of an institution’s financial condition and operations:

•	Capital adequacy;

•	Asset quality;

•	Management;

•	Earnings;

•	Liquidity; and

•	Sensitivity to market risk.

For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure, monitor and control exposure to market risk; the nature and complexity of interest rate risk exposure arising from non-trading positions; and the adequacy of its capital and earnings in relation to its level of exposure.

Capital Regulations

The federal bank regulatory agencies have adopted risk-based capital guidelines for bank holding companies and banks. The guideline for a minimum ratio of capital to risk-weighted assets, including certain off-balance-sheet activities, such as standby letters of credit, is 8.0%. At least half of the total capital must consist of “Tier 1 Capital,” which includes common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill. The remainder may consist of “Tier 2 Capital,” which includes non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt, intermediate term preferred stock and up to 45.0% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance.

All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. The federal agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state banks, which provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3.0%, plus an additional cushion of 1.0% to 2.0% if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. Higher capital may be required in individual cases, depending upon a bank holding company’s risk profile. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio,” calculated by deducting all intangibles, in evaluating proposals for expansion or new activity.

FDICIA requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; and

•	critically undercapitalized.

A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. The capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which is the ratio of the total of Tier 1 Capital and Tier 2 Capital to total risk-weighted assets;

•	the Tier 1 Capital ratio; and

•	the Leverage Ratio.

Under these regulations, a bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater – or 3.0% in some circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8.0% or a Tier 1 capital ratio of less than 4.0%, or 3.0% in some circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

The following table sets forth the capital information of Community Bancshares and Community Bank as of December 31, 2003:

CAPITAL ADEQUACY RATIOS

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk based capital to risk weighted assets:
Consolidated	$48,423	14.52%	$26,688	8.00%	$33,360	10.00%
Community Bank	46,919	14.10	26,626	8.00	33,282	10.00

Tier 1 capital to risk weighted assets:
Consolidated	44,127	13.23	13,344	4.00	20,016	6.00
Community Bank	42,633	12.81	13,313	4.00	19,969	6.00

Tier 1 capital to average assets:
Consolidated	44,127	7.96	22,172	4.00	27,715	5.00
Community Bank	42,633	7.72	22,086	4.00	27,608	5.00

Community Reinvestment Act

Community Bancshares and Community Bank are subject to the Community Reinvestment Act, or the “CRA,” and the federal banking agencies’ related regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution that has applied to:

•	charter a bank;

•	obtain deposit insurance coverage for a newly-chartered institution;

•	establish a new branch office that accepts deposits;

•	relocate an office; or

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

A less than satisfactory CRA rating will slow, if not preclude expansion of banking activities.

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the FDIC, Community Bank’s primary federal regulator using a lending test, an investment test, and a service test. The FDIC also will consider:

•	demographic data about the community;

•	the institution’s capacity and constraints;

•	the institution’s product offerings and business strategy; and

•	data on the prior performance of the institution and similarly situated lenders.

The Federal bank regulators recently proposed changes to their CRA regulations that would, among other things, require that evidence of discriminatory, illegal, or abusive lending transactions be considered in an institution’s CRA evaluation. Financial holding company subsidiaries must receive “satisfactory” or better CRA ratings to engage in financial holding company or subsidiary activities permitted by the GLB Act. Community Bank received a “satisfactory” CRA rating at its most recent examination on September 1, 2003.

Consumer Regulations

Interest and certain other charges collected or contracted for by Community Bank are subject to state usury laws and certain federal laws concerning interest rates. Community Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies;

•	The GLB Act, which requires banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

FDIC Insurance Assessments

Community Bank’s deposits are primarily insured by the FDIC’s Bank Insurance Fund, or “BIF.” The FDIC utilizes a risk-based deposit insurance premium schedule to determine the assessment rates for Bank Insurance Fund-insured depository institutions. Each financial institution is assigned to one of three capital groups:

•	well capitalized;

•	adequately capitalized; or

•	undercapitalized.

Each financial institution is further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. The FDIC is presently considering whether to charge deposit insurance premiums based upon management weaknesses and whether the bank’s underwriting practices, concentrations of risk, and growth are undisciplined or outside industry norms.

The BIF assessment rates currently range from zero basis points on deposits for a financial institution in the highest category, to 27 basis points on deposits for an institution in the lowest category. In addition, the Deposit Insurance Funds Act of 1996 authorizes the FDIC to collect The Financing Corporation, or “FICO,” deposit assessments on Bank Insurance Fund – and Savings Association Insurance Fund-assessable deposits at the same rate. FICO assessments are set quarterly, and in 2003 ranged from 1.52 to 1.68 cents per $100 of assessable deposits. For the first and second quarters of 2004, the FICO assessment rate for such deposits will be 1.54 cents per $100 of assessable deposits. Community Bank paid insurance premiums in 2001, 2002 and 2003 of $91,509, $532,118 and $776,814, respectively, and paid FICO assessments of approximately $115,000, $99,000 and $73,000, in each of these years, respectively.

Enforcement Policies and Actions

The Federal Reserve, the FDIC and the Alabama Superintendent monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, issuing cease and desist orders or memorandums of understanding, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company. The regulatory agencies have extensive powers to enforce their agreements with banks and bank holding companies, including, among other actions, civil money penalties, and possible proceedings to terminate FDIC insurance. We presently are subject to a memorandum of understanding, a safety and soundness compliance plan and two cease and desist orders. See “Our Current Regulatory Restrictions.”

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve.

The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The monetary policies of the Federal Reserve historically have had a significant effect on the operating results of commercial banks and will continue to do so in the future. The conditions in the national and international economies and money markets, as well as the actions and changes in policy by monetary and fiscal authorities, and their effect on us cannot be predicted.

Insurance Regulation

Community Insurance and Southern Select are licensed insurance agents and brokers for various insurance companies, and are subject to regulation by the Alabama Insurance Commission.

Legislative and Regulatory Changes

On October 26, 2001, the International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was enacted into law. This law restricts money laundering by terrorists in the United States and abroad. This Act specifies new “know your customer” requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the act’s money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1.0 million.

Legislative and regulatory proposals regarding changes in banking laws, the regulation of banks, thrifts and other financial institutions, as well as bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Alabama. The FDIC has proposed comprehensive deposit insurance reform legislation. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts and to establish interstate branches de novo. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect us.

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or “USA PATRIOT,” Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Our Current Regulatory Restrictions

We presently are subject to a number of restrictions that have been imposed by our regulators under four separate regulatory orders. We have summarized these regulatory orders below, and, although we presently are operating under these orders, we cannot assure you that we will be able to continue to operate under these orders or that our regulators will not impose additional orders and restrictions upon us in the future.

Memorandum of Understanding between Community Bancshares and the Federal Reserve Bank of Atlanta

On April 9, 2001, the board of directors of Community Bancshares entered into a Memorandum of Understanding, or “MOU,” with the Federal Reserve Bank of Atlanta, or the “FRB,” after the FRB rated our condition as “less than satisfactory.” Under the terms of the MOU:

•	Community Bancshares is prohibited from conducting the following activities without the FRB’s prior written approval:

•	declaring or paying any dividends or any other capital distributions on our capital stock, including repurchasing of corporate stock;

•	incurring additional indebtedness or altering the terms of existing indebtedness; or

•	increasing the annual management fees charged by Community Bancshares to Community Bank;

•	Community Bancshares must maintain a Tier 1 leverage ratio of at least 6.5% as of the end of every fiscal quarter, and must notify the FRB in the event that the ratio is anticipated to fall below that level at the end of any calendar quarter;

•	Community Bancshares must review at least quarterly and update and provide to the FRB its Capital and Income Plan, detailing the capital positions and earnings performance of Community Bank and describe how those positions and performance would be maintained at adequate levels;

•	Within 60 days of the date of the MOU, Community Bancshares was required to:

•	establish a capital and dividend policy, including minimum target levels of capital and establishing appropriate guidelines for dividends; and

•	provide the FRB with a plan to strengthen its overall internal audit program;

•	Within 30 days of the date of the MOU, Community Bancshares was required to provide the FRB with a contingency plan for conserving or raising cash, as well as a listing of loans or other credit extended by Community Bank to facilitate the purchase of Community Bancshares’ common stock;

•	For any loans determined not to be in compliance with Section 23A of the Federal Reserve Act, Community Bancshares agreed to provide a plan detailing how the violation(s) would be corrected;

•	Community Bancshares agreed to provide the FRB, within 30 days of the end of each quarter, a written report detailing the action taken to ensure compliance with the MOU, which must include:

•	updated cash flow statements showing the projected sources and uses of funds for a 3-year period, consisting of the current year and the next two years;

•	parent-only balance sheets, income statements and statement of changes in stockholders’ equity for the period ending that quarter;

•	a litigation update concerning suits involving current or former stockholders; and

•	copies of any Bank correspondence with the Alabama Banking Department, which, together with the Alabama Superintendent of Banks, we refer to as the “Department,” and the FDIC regarding compliance with their supervisory actions.

In addition, on March 8, 2002, the FRB requested, and Community Bancshares agreed, to an amendment to the MOU, which prohibits Community Bancshares from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the FRB’s prior written approval. On November 27, 2002, we agreed to a second amendment, which prohibits Community Bancshares, including any of its non-bank subsidiaries and the Employee Stock Ownership Plan, from amending any existing compensation arrangements or initiating any new compensation, indemnification or other payment arrangements with or on behalf of any employee, officer or director of Community Bancshares without the FRB’s prior approval.

We believe that we are in compliance in all material respects with the MOU and its amendments, all of which are still in effect.

Safety and Soundness Compliance Plan between Community Bank and the FDIC

Based on an examination as of June 30, 2001, the FDIC and the Alabama State Banking Department requested Community Bank to develop and adopt a Safety and Soundness Compliance Plan. This Plan was adopted on March 5, 2002, and it replaced a similar document known as a “Memorandum of Understanding” that had been issued by the FDIC and the Alabama State Banking Department on April 18, 2001. Pursuant to the Plan:

•	the board of directors was required to review Community Bank’s organizational structure and staffing requirements and then hire and train any additional personnel necessary to comply with the Plan;

•	the board of directors was required to review and revise Community Bank’s loan policy and underwriting standards, loan collection plan, allowance for loan losses methodology, interest rate risk policy and asset liability management policy;

•	the board of directors was required to adopt an internal audit program, an internal controls program, procedures for internal and external loan documentation review and a plan to reduce classified assets;

•	Community Bank is restricted from extending credit to borrowers holding classified loans;

•	the board of directors committed to maintaining a Tier 1 capital ratio of at least 7.0% and to obtain regulatory approval prior to paying any dividends to Community Bancshares;

•	the board of directors is required to submit a budget and profit plan, and has to review the adequacy of loan loss allowances to assure an adequate balance prior to submitting Community Bank’s Reports of Condition and Income;

•	Community Bank was required to engage an outside accounting firm to perform its internal audit function, and must form an administration department to strengthen its internal controls; and

•	management is required to make monthly progress reports to the board of directors regarding its success in meeting the Plan requirements and to submit quarterly progress reports to the regulators.

The Safety and Soundness Compliance Plan is still in effect, and we continue to make detailed quarterly progress reports to our regulators. We believe that we are in compliance in all material respects with the Plan.

Cease and Desist Order between Community Bank and the Alabama State Banking Department

On December 10, 2002, the board of directors of Community Bank entered into an agreement with the Alabama State Banking Department. The agreement provided that the board of directors would take certain actions regarding:

•	an investigation into payments made in connection with several construction projects of Community Bank;

•	approval and management of payments and loans involving our directors, officers and employees; and

•	expense controls and review of financial statements.

With respect to the investigation of construction payments, Community Bank’s Audit Committee, with the assistance of independent accountants and counsel, must determine whether any directors, officers or employees improperly benefited from payments made by Community Bank for construction projects. If any of these persons received improper benefits, then the Audit Committee must determine the amount of such benefits, fix an appropriate rate of interest due to Community Bank on the principal amount of any benefit, require restitution of the amount of the benefit, plus accrued interest, and investigate any apparent negligence on the party of Community Bank employees with regard to improper payments. Community Bank has reported the Audit Committee’s progress and findings to the Alabama State Banking Department for its review.

The board of directors of Community Bank has agreed, among other things, to require board approval of all extensions of credit to insiders, as defined in the Federal Reserve’s Regulation O. The board also has agreed to implement certain procedures for managing existing loans to insiders, including limitations on renewals, methods of collection of adversely classified loans to certain insiders, obtaining current appraisals on collateral, and securing adversely classified loans. In addition, the board has agreed to:

•	limit future extensions of credit and any payments other than ordinary compensation to any director, officers or employee who, after investigation, is deemed to owe restitution to Community Bank or whose loans have been adversely classified;

•	consult with the Alabama State Banking Department regarding settlement of litigation; and

•	obtain prior approval for sales or transfers of Community Bank’s assets benefiting any director, officer or employee deemed to owe restitution.

In an effort to control Community Bank’s expenses, the board has directed the Audit Committee to review for adequacy and appropriateness bills paid by Community Bank for professional services from 1998 to the present, to recover fees improperly paid, if any, for the benefit of third parties and to establish additional internal controls for the payment of future bills.

We believe that we are in compliance in all material respects with this cease and desist order.

Stipulation and Consent to the Issuance of an Order to Cease and Desist between Community Bank and the FDIC

On March 4, 2003, the board of directors of Community Bank and the FDIC entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist. The Order was effective on March 22, 2003. The FDIC alleged deficiencies relating to the supervision of the board of directors over active management of Community Bank, supervision and control of lending to insiders and accurate maintenance of Community Bank’s books and records. The FDIC characterized these deficiencies as unsafe and unsound banking practices. The board of directors consented to the Order without admitting or denying those allegations. Pursuant to the Order, the board of directors agreed to cease and desist from conduct giving rise to the noted deficiencies and to:

•	develop, within 30 days of the effective date of the Order, a written plan specifying the responsibilities and lines of authority for Community Bank’s executive officers and outlining internal controls to ensure compliance with the plan;

•	refrain from making, renewing or modifying any loans to current or former executive officers or directors without prior approval of the FDIC and the Alabama State Banking Department;

•	amend Community Bank’s books and records to reflect the actual value of bank premises and fixed assets; and

•	supply a copy of the Order to Community Bancshares and provide Community Bancshares with a summary of the Order for inclusion in Community Bancshares’ next stockholder communication.

We believe that we are in compliance in all material respects with all provisions of the Order and the only on-going requirement relates to loans to former executive officers and directors.

Statistical Disclosure

Statistical and other information regarding the following items are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2. PROPERTIES.

Our corporate headquarters is owned by Community Bank and located at 68149 Main Street (U.S. Highway 231) in Blountsville, Alabama. Community Bank’s administrative, operational, accounting and legal functions are housed in three buildings constructed in 1997, all of which are located on the same property as the corporate headquarters. These buildings, which collectively offer a total of approximately 72,500 square feet of office space on seven acres of land, are in good condition.

The main banking office of Community Bank is located at 69156 Main Street, Blountsville, Alabama. The premises are owned by Community Bank. This building offers a total of 7,500 square feet of office space and is in good condition.

At December 31, 2003, Community Bank owned or leased buildings that were used in the normal course of business in nine counties in Alabama, including Blount, Lauderdale, Limestone, Madison, Marengo, Marion, Morgan, Perry and Winston Counties. 1st Community Credit owned or leased buildings that were used in the normal course of business in ten counties in Alabama, including Blount, Cullman, Marshall, Morgan, Limestone, Lawrence, Etowah, Madison, DeKalb and Walker Counties. Community Insurance Corp. and its subsidiary, Southern Select Insurance, Inc., owned a building that is used in the normal course of business in Madison County, Alabama. The Company presently believes that none of these other facilities are, individually, material to its operations, and, if the Company was forced for any reason to vacate or sell any of these other facilities, the Company presently believes that it would be able to timely identify and occupy suitable alternative locations on equally favorable terms.

For information about the amounts at which bank premises, equipment and other real estate are recorded in our financial statements and information relating to commitments under leases, see our consolidated financial statements and the accompanying notes to consolidated financial statements included elsewhere in this report.

ITEM 3. LEGAL PROCEEDINGS.

Background

At a June 20, 2000 meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Based upon the size of this amount, management commenced an investigation into these expenditures.

At the request of management, the architects and subcontractors involved in the construction project made presentations to the boards of directors of the Community Bancshares and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the board of directors of Community Bank, another director alleged that Community Bank had been overcharged by subcontractors on that construction project, as well as on another construction project that remained uncompleted at that time.

On July 18, 2000, the boards of directors of Community Bancshares and Community Bank appointed a joint committee comprised of independent directors to investigate these alleged overcharges. The joint committee retained independent legal counsel and an independent accounting firm to assist its investigation and has since made its report to the boards of directors.

Community Bank’s directors who alleged the construction overcharges also informed bank regulatory agencies and law enforcement authorities of their concerns. These agencies and authorities conducted their own investigations into this matter. Based on its findings, the FDIC issued restitution and/or removal orders against Kennon R. Patterson, Sr., former Chairman and Chief Executive Officer of the Company and Community Bank, and Larry Bishop, former Vice President of Community Bank. These regulatory actions are still pending at this time. The board of directors of Community Bancshares and the board of directors of Community Bank terminated Kennon R. Patterson, Sr. on January 27, 2003, and the board of directors of Community Bank terminated Larry Bishop on February 6, 2003. On October 29, 2003, the United States Department of Justice announced the filing of a 25-count indictment against Messrs. Patterson and Bishop, and a construction contractor, in connection with a scheme to divest Community Bank’s funds for Mr. Patterson’s personal benefit. On November 14, 2003, Mr. Patterson informed Community Bancshares that he was taking a leave of absence from Community Bancshares’ board of directors pending a resolution of the criminal charges against him. Mr. Patterson stated that he would not seek re-election to Community Bancshares’ board of directors if the criminal charges were not resolved prior to the expiration of his current term in 2005. Community Bancshares and Community Bank continue to seek Mr. Patterson’s resignation as a director of Community Bancshares and recover all amounts owed by Mr. Patterson to Community Bank.

Patterson Litigation

Plaintiffs:	Kennon R. Patterson, Sr., Community Bancshares’s former Chairman, President and Chief Executive Officer

Defendants:	Community Bancshares, Community Bank, five of the directors of Community Bancshares and Community Bank, and Powell, Goldstein, Frazer and Murphy, LLP, as counsel to Community Bank’s Audit Committee

On April 9, 2003, Mr. Patterson filed an adversary proceeding against the defendants in the United States Bankruptcy Court for the Northern District of Alabama in connection with his petition for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Patterson’s complaint:

•	alleges that Community Bancshares breached its employment agreement with Mr. Patterson by terminating his employment on January 27, 2003 and failing to pay him for compensation and benefits that had accrued prior to his termination; and

•	alleges that Community Bank, members of Community Bank’s Audit Committee, the Audit Committee’s independent counsel and Community Bancshares’ current Chairman, President and Chief Executive Officer conspired to interfere with Mr. Patterson’s contract and business relationship with Community Bancshares.

The suit seeks damages in excess of $150.0 million for, among other things, lost compensation and benefits, mental anguish, and damage to Mr. Patterson’s reputation. Community Bancshares presently believes that this lawsuit is without merit and intends to vigorously defend itself against this action.

On May 9, 2003 the defendants filed a motion to dismiss the suit, and, on June 17, 2003, the court denied the motion to dismiss the suit as to Community Bancshares, Community Bank and the named directors. On July 7, 2003, those defendants filed a counterclaim against Mr. Patterson asserting that Mr. Patterson breached his employment agreement with Community Bancshares, engaged in fraudulent conduct, and converted property belonging to Community Bank to his personal use.

On January 12, 2004, the bankruptcy proceeding filed by Mr. Patterson was dismissed without prejudice. Community Bancshares, Community Bank and the individual defendants moved to dismiss the adversary proceeding in bankruptcy filed against them by Mr. Patterson. That motion is currently under consideration by the Bankruptcy Court for the Northern District of Alabama.

Further, on March 15, 2004 the Employee Stock Ownership Plan, or “ESOP,” of Community Bancshares, together with the ESOP trustee, North Star Trust Company, filed suit in the United States District Court for the Northern District of Alabama against Mr. Patterson. In the lawsuit, the ESOP seeks damages for alleged breaches of fiduciary duty by Mr. Patterson, and both the ESOP and the trustee seek a declaratory judgment that the ESOP has a right of set-off against Mr. Patterson’s account in the ESOP, and the ESOP is not required to make a distribution of funds to Mr. Patterson.

Corr Family Litigation

Plaintiffs:	Bryan A. Corr and six other of Community Bancshares’ stockholders related to Mr. Corr

Defendants:	Community Bancshares, Community Bank, and certain named directors and officers of Community Bancshares and Community Bank

On September 14, 2000, the plaintiffs filed an action against the defendants in the Circuit Court of Blount County, Alabama, alleging that the named directors actively participated in or ratified the misappropriation of corporate income by Mr. Patterson and others. Because the action was not styled as a stockholder derivative action, on January 3, 2001, the defendants filed a motion for summary judgment on the basis that these claims are derivative in nature and cannot be brought on behalf of individual stockholders. On May 15, 2003, the court granted the defendants’ motion for summary judgment, and the plaintiffs have appealed the court’s ruling.

Benson Litigation

Plaintiffs:	M. Lewis Benson, Doris E. Benson, John M. Packard, Jr. and Andy C. Mann, four of Community Bancshares’ stockholders

Defendants:	Community Bancshares, Community Bank, certain of the present and former directors of Community Bancshares and Community Bank, an employee of Community Bank and two construction subcontractors previously hired by the Company

On July 21, 2000, the plaintiffs filed a lawsuit, styled as a stockholder derivative suit, in the state Circuit Court of Marshall County, Alabama against the defendants, relating to alleged overcharges in construction costs. At the time, these charges were being investigated by a joint committee of the boards of directors of Community Bancshares and Community Bank.

The complaint:

•	alleges that the directors, officers and employee named as defendants (i) breached their fiduciary duties, (ii) failed to properly supervise officers and agents of Community Bancshares and Community Bank, and (iii) permitted waste of corporate assets by permitting the subcontractor defendants to overcharge Community Bank in connection with the construction of two new Community Bank branch offices, and to perform the construction work without written contracts, budgets, performance guarantees and assurances of indemnification;

•	alleges that Kennon R. Patterson, Sr., the Company’s former Chairman, President and Chief Executive Officer, breached his fiduciary duties by permitting the two named subcontractors to overcharge for work performed on the two construction projects in exchange for discounted charges for work these subcontractors performed in connection with the construction of Mr. Patterson’s residence;

•	alleges that the director defendants knew or should have known of this alleged arrangement between Mr. Patterson and the subcontractors; and

•	alleges that Mr. Patterson, the Community Bank employee and the two subcontractor defendants made false representations and suppressed information about the overcharges and arrangement between Mr. Patterson and the subcontractors.

On August 15, 2000, the plaintiffs filed an amended complaint that generally reiterates the allegations of the original complaint, and further:

•	alleges that the Bank was overcharged on all construction projects from January 1997 to the present; and

•	alleges that the defendants breached their fiduciary duties and are guilty of gross financial mismanagement, including making or approving loans and taking improper actions to conceal the fact that the loans were uncollectible.

On September 18, 2000, the plaintiffs filed a second amended complaint generally reiterating the allegations of the original and first amended complaints, and further:

•	alleging that the plaintiffs were improperly denied their rights to inspect and copy certain records of Community Bancshares and Community Bank; and

•	alleging that the directors of Community Bancshares abdicated their roles as directors either by express agreement or as a result of wantonness and gross negligence.

The second amended complaint further asserts that the counts involving inspection of corporate records and director abdication are individual, non-derivative claims. The second amended complaint seeks, on behalf of Community Bancshares, an unspecified amount of compensatory damages in excess of $1.0 million, punitive damages, disgorgement of improperly paid profits and appropriate equitable relief. Upon a motion of the defendants, the case was transferred to the state Circuit Court in Blount County, Alabama by order dated September 21, 2000, as amended on October 12, 2000.

Tentative settlements of the lawsuit were announced in November 2002, August 2003 and November 2003 but were not finalized.

On January 6, 2004, the Circuit Court of Blount County, Alabama disapproved a proposed settlement of the Benson and Packard derivative lawsuits. Subsequently, another settlement proposal was made by the individual defendants, other than Kennon R. Patterson, Sr., directly to Community Bancshares and Community Bank. Pursuant to this new settlement, Community Bank would receive $1.655 million, less any fees awarded by the Court to the plaintiffs’ attorneys. A special committee of the Boards of Directors of the two companies, consisting of the members who are not defendants in the cases, accepted the offer which was then was filed with the Court on February 19, 2004. No hearing on the motion has yet been set. All proceedings in these cases have been stayed pending a decision from the Supreme Court of Alabama as to whether the cases can proceed as to Mr. Patterson and Larry Bishop prior to their trial on criminal charges.

On or about April 5, 2004, Travelers’ Casualty and Surety Company of America filed a motion for permission to intervene in the Benson litigation asserting that, to the extent that it is required to reimburse Community Bancshares and Community Bank for losses pursuant to the Company’s fidelity bond, it will be subrogated to the derivative claims made on behalf of Community Bancshares and Community Bank in the Benson litigation.

Packard Derivative Litigation

Plaintiffs:	M. Lewis Benson, Doris E. Benson, John M. Packard, Jr. and Andy C. Mann, four of Community Bancshares’ stockholders

Defendants:	Sheffield Electrical Contractors, Inc., Steve Sheffield, Jay Bolden, Dudley, Hopton-Jones, Sims & Freeman, PLLP, Glynn C. Debter, Kennon R. Patterson, Jr., Robert O. Summerford, Jimmie A. Trotter, John L. Lewis, Jr., Merritt M. Robbins, Stacey W. Mann, B. K. Walker, Jr., Denny Kelly, Roy B. Jackson, Loy D. McGruder, and Hodge Patterson

On April 4, 2003, the plaintiffs, which are the same as in the Benson case described above, filed a derivative action against the defendants. This action, while stemming from the same facts alleged in the Benson Litigation, is based not upon what the director-defendants “did (and did not do) before learning of the over billing [sic.] allegations against [Mr.] Patterson in July 2000” but, instead, is based upon “what they have done (and failed to do) after the filing of the Benson lawsuit – that is, after they learned of the allegations against [Mr.] Patterson in July 2000.”

On June 18, 2003, the Circuit Court of Jefferson County, Alabama granted the motion filed by Community Bancshares, Community Bank and most of the individual defendants to transfer the suit to the Circuit Court of Blount County, Alabama.

On or about October 1, 2003, one of the defendants, Dudley, Hopton-Jones, Sims & Freeman, PLLP, formerly the certified public accountants and outside auditors for Community Bancshares and Community Bank, filed a cross-claim against Community Bank, Community Bancshares, Glynn C. Debter, Kennon R. Patterson, Jr., Robert O. Summerford, Jimmie A. Trotter, John L. Lewis, Jr., Merritt M. Robbins, Stacey W. Mann, B. K. Walker, Jr., Denny Kelly, Roy B. Jackson, Loy D. McGruder, and Hodge Patterson, all of whom are directors or former directors of Community Bancshares and/or Community Bank. The cross-claim demands “compensatory damages, interest, and costs, including the amount of any adverse judgment entered in this cause” against Dudley, Hopton-Jones. Punitive damages are also demanded in some counts. The basis for the claims is common law indemnity, contractual indemnity, negligence, misrepresentation, suppression, and concealment of material facts, and, civil conspiracy.

On November 11, 2003 Community Bancshares, Community Bank, and certain individual defendants entered into an agreement to settle this case, which was not finalized.

On January 6, 2004, the Circuit Court of Blount County, Alabama disapproved a proposed settlement of the Benson and Packard derivative lawsuits. Subsequently, another settlement proposal was made by the individual defendants, other than Kennon R. Patterson, Sr., directly to Community Bancshares and Community Bank. Pursuant to this new settlement, Community Bank would receive $1.655 million, less any fees awarded by the Court to the plaintiffs’ attorneys. A special committee of the Boards of Directors of the two companies, consisting of the members who are not defendants in the cases, accepted the offer which was then was filed with the Court on February 19, 2004. No hearing on the motion has yet been set. All proceedings in these cases have been stayed pending a decision from the Supreme Court of Alabama as to whether the cases can proceed as to Mr. Patterson and Larry Bishop prior to their trial on criminal charges.

Lending Acts Litigation

Plaintiffs:	William Alston, Murphy Howard, and Jason Tittle

Defendants:	Community Bancshares, Community Bank, Holsombeck Motors, Inc., Lee Brown d/b/a Alabama Bond & Investigation a/k/a ABI Recovery, Chris Holmes d/b/a Alabama Bond & Investigation a/k/a ABI Recovery, Regina Holsombeck, Kennon “Ken” Patterson, Sr., Hodge Patterson, James Timothy “Tim” Hodge, Ernie Stephens, and the State of Alabama Department of Revenue

On October 11, 2002, the plaintiffs filed a class action against the defendants alleging that Community Bank and others conspired or used extortionate methods to effect a lending scheme of “churning phantom loans,” and that profits from the scheme were used to secure an interest in and/or to invest in an enterprise that affects interstate commerce. The plaintiffs specifically allege that Community Bank used various methods to get uneducated customers with fair to poor credit to sign numerous “phantom loans” when the customers only intended to sign for one loan. Claims include racketeering activity within the meaning of the Racketeer Influenced and Corrupt Organizations Act of 1970, conspiracy, spoliation, conversion, negligence, wantonness, outrage, and civil conspiracy.

On or about February 17, 2004, an amended complaint was filed in this lending acts litigation. The amended complaint, which completely replaces the original complaint, omits class action and racketeering claims and alleges violations of the Truth in Lending Act and Regulation Z of the Federal Reserve Board in addition to conversion, negligence, outrage, suppression, fraud and misrepresentation, trespass, conspiracy and failure to provide notice before disposition of collateral for loans. On April 2, 2004, eighty-one individuals, most of whom were formerly members of the purported class in the lending acts litigation filed by William Alston, filed suit against Community Bancshares, Community Bank and a former Community Bank employee in the Circuit Court of Jefferson County, Alabama. This suit claims that the defendants injured the plaintiffs, primarily in connection with lending at Community Bank’s office in Double Springs, Alabama, by wrongfully taking property, committing fraud, furnishing inaccurate information to credit reporting agencies, negligently hiring, training and supervising employees, negligently handling customer accounts, altering loan documents and failing to honor oral and written contracts with the plaintiffs.

Employee Litigation

Plaintiffs:	Bishop K. Walker, Jr., former Senior Executive Vice President and General Counsel of Community Bancshares, and Denny G. Kelly, former President of Community Bank

Defendants:	Community Bancshares, Community Bank, Kennon R. Patterson, Sr., and a number of unidentified defendants

On May 5, 2003, the plaintiffs filed separate suits in the Circuit Court of Blount County, Alabama, against the defendants alleging that they were induced to retire based upon misrepresentations made by Kennon R. Patterson, Sr., who at the time was Community Bancshares’ Chairman, President and Chief Executive Officer. The plaintiffs claim that Mr. Patterson’s actions constituted fraud, promissory fraud, fraudulent suppression, fraud in the inducement, deceit, fraudulent deceit, negligence, recklessness, wantonness and breach of contract. The complaints seek an unspecified amount of compensatory and punitive damages.

On October 23, 2003 Community Bancshares and Community Bank filed counter claims against Mr. Walker and Mr. Kelly seeking repayment of amounts paid to them as part of a severance arrangement and, in the case of Mr. Kelly, amount owed to Community Bank in connection with the two loans from Community Bank to Mr. Kelly.

Other Litigation

In addition to the foregoing, Community Bancshares and its affiliates also are from time to time parties to other legal proceedings arising in the ordinary course of Community Bancshares’ business. Community Bancshares presently believes that, other than the litigation discussed above, there is no other litigation to which Community Bancshares or its affiliates presently are subject that, if such litigation were to result in an outcome unfavorable to Community Bancshares, would, individually or in the aggregate, have a material adverse effect on Community Bancshares’ financial condition or results of operations.

Community Bancshares’ Certificate of Incorporation and Bylaws provide that, in certain circumstances, Community Bancshares will indemnify its directors and officers, and, provided such persons acted in accordance with the standards set forth in the Delaware General Corporation Law and Community Bancshares’ organizational documents, advance expenses to its directors and officers in connection with investigations and proceedings in connection with their service as officers and directors of Community Bancshares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Number of Shares and Holders

We presently have no shares of our preferred stock outstanding. At March 18, 2004, we had approximately 8,376,163 shares of our common stock outstanding and held by approximately 2,320 stockholders of record.

Market Information

There is no active trading market for our common stock, and we presently do not expect any active trading market for our common stock to develop. Our common stock has been purchased and sold infrequently in private transactions, and there is no reliable information available as to trades of our common stock, or as to the prices at which our common stock has traded. Our management has reviewed the limited information available to us as to the ranges at which shares of our common stock has been traded. The following data regarding our common stock is provided for informational purposes only, and should not be viewed as indicative of the actual or market value of our common stock.

	Estimated Price Range Per Share
	High	Low
2003:
Fourth Quarter	$5.50	$5.00
Third Quarter	8.00	4.50
Second Quarter	7.00	4.50
First Quarter	15.00	10.00

2002:
Fourth Quarter	$15.00	$15.00
Third Quarter	15.00	15.00
Second Quarter	20.00	15.00
First Quarter	15.00	15.00

2001:
Fourth Quarter	$18.00	$12.00
Third Quarter	15.00	15.00
Second Quarter	22.00	15.00
First Quarter	22.00	15.00

In addition, we engaged Alex Sheshunoff & Co. Investment Banking, LP, to perform independent valuations of the fair market value of our common stock held by our Employee Stock Ownership Program, or “ESOP,” as of December 31, 2002 and 2001, and, at each of those dates, Alex Sheshunoff determined the value of the shares of our common stock held by the ESOP to be $7.00 per share. In addition, we have engaged Alex Sheshunoff to perform an independent valuation of the fair market value of our common stock held by our ESOP as of December 31, 2003. As of the date of this Report, however, we had not yet received the results of that valuation.

Recent Sales of Unregistered Securities

During the fourth quarter of 2003, the Company commenced a private placement of its common stock, and, as of December 31, 2003, the Company had sold 2,151,552 shares of its common stock at a price of $5.35 per share, resulting in net proceeds of approximately $10.4 million. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, as well as to one investor who purchased an additional 40,345 shares after December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock. The Company completed this offering on February 20, 2004, selling an additional 1,586,771 shares of its common stock for $7.9 million of additional net proceeds, resulting in the sale of a total of 3,738,323 shares for total net proceeds from the offering of $18.3 million.

The Series 2003 noncumulative preferred stock has a liquidation preference equal to the aggregate purchase price of the 2,191,897 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $500,000. The Series 2003 noncumulative preferred stock has, among other things, the following designations:

•	The Series 2003 noncumulative preferred stock has terms consistent with the Company’s Tier 1 capital treatment for regulatory purposes;

•	The Series 2003 noncumulative preferred stock is noncumulative and is not entitled to the payment of, or otherwise accrue, any dividends;

•	The Series 2003 noncumulative preferred stock is not entitled to the benefit of any sinking fund or similar arrangement;

•	The Series 2003 noncumulative preferred stock has no preemptive, preferential or other right to purchase, subscribe for or convert into any other of the Company’s securities;

•	The Company is not required to purchase the shares of Series 2003 noncumulative preferred stock;

•	Holders of the Series 2003 noncumulative preferred stock do not have registration rights requiring the Company to register the shares of the Series 2003 noncumulative preferred stock; and

•	The Series 2003 noncumulative preferred stock has no voting power with respect to any Company matters, except in the case of a merger or a significant acquisition or sales transaction, in which case, the Series 2003 noncumulative preferred stock will be entitled to one vote per whole share, and will vote together, as one class, with the holders of our common stock.

The complete terms of the Series 2003 noncumulative preferred stock are set forth in the Certificate of Designation of the Series 2003 Noncumulative Preferred Stock of Community Bancshares, Inc., which the Company has filed with the Secretary of State of the State of Delaware as part of its Certificate of Incorporation.

No underwriters were involved in this offering. FIG Partners, L.L.C., an affiliate of Burke Capital Group, L.L.C., served as the Company’s sole placement agent in the offering. The investors in the offering were comprised entirely of “accredited investors,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The common stock and options issued by the Company in the offering were not registered under the Securities Act of 1933, in reliance upon the exemption from registration under Section 4(2) and the safe harbor afforded by Rule 506 of Regulation D. The certificates evidencing the shares of common stock and the options sold in the offering bear restrictive legends permitting the transfer of the underlying securities only upon registration of the securities or an exemption under the Securities Act, together with an opinion of counsel.

In connection with the offering, the Company entered into an engagement letter with FIG Partners, pursuant to which FIG Partners agreed to serve as placement agent for the offering, and the Company agreed to grant to FIG Partners, upon the closing of the offering, a warrant to purchase shares of the Company’s common stock. In connection with the closing of the offering on February 20, 2004, the Company became obligated to issue to FIG Partners a warrant to purchase up to 140,187 shares of the Company’s common stock at an exercise price of $5.89 per share. The warrant expires on February 20, 2008, and, until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

Dividends

We have not declared or paid any dividends on our common stock since December 31, 2000. Generally, the payment of dividends on our common stock is subject to the prior payment of principal and interest on our long-term debt, the retention of sufficient earnings and capital in our operating subsidiaries and regulatory restrictions. Currently, Community Bank is subject to restrictions on its activities imposed by bank regulators, which, among other things, limit Community Bank’s ability to pay dividends to Community Bancshares. Dividends from Community Bank historically have been the primary source of cash and income to Community Bancshares and, consequently, any restrictions on Community Bank’s ability to pay dividends severely limits our liquidity and ability to pay dividends on our common stock.

Community Bancshares is similarly subject to a memorandum of understanding with the Federal Reserve that, among other things, prohibits us from declaring or paying any dividends on our common stock without the prior written approval of the Federal Reserve. In addition, because we have deferred our interest payments due upon our outstanding 10.875% junior subordinated debentures that support our trust preferred securities, we may not, under the terms of the indenture that governs those debentures, make any dividend payments on our common stock.

As a result, we presently do not anticipate declaring or paying dividends on our common stock during 2004 or at any time in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the last five years, and should be read in conjunction with the section in this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our consolidated financial statements and related notes contained elsewhere herein. All averages are daily averages.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands except per share data)
Net interest income	$18,860	$23,505	$22,853	$22,418	$26,672
Provision for loan losses	11,381	10,033	6,096	7,573	4,459
Loss from continuing operations	(13,100)	(5,023)	(2,381)	(2,853)		**
Income (loss) from discontinued operations.	—	5,927	958	(167)		**
Net income (loss)	(13,100)	904	(1,423)	(3,019)	1,658

Per share data:
Earnings (loss) per share from continuing operations – basic	(2.79)	(1.08)	(0.52)	(0.64)		**
Earnings (loss) per share from continuing operations - diluted	(2.79)	(1.08)	(0.52)	(0.61)		**
Earnings per share – basic	(2.79)	0.19	(0.31)	(0.68)	0.37
Earnings per share – diluted	(2.79)	0.19	(0.31)	(0.65)	0.36
Cash dividends	—	—	—	0.75	0.60

Balance Sheet:
Loans	316,207	359,184	501,519	528,316	498,726
Total assets	558,555	567,596	727,591	713,518	674,898
Deposits	453,946	459,464	617,706	600,901	573,261
FHLB long-term debt	38,000	38,000	38,000	38,000	40,000
Other long-term debt	3,169	3,578	4,667	5,675	6,637
Trust preferred securities	10,000	10,000	10,000	10,000	—
Average equity	36,984	42,848	42,938	41,776	44,203
Average assets	556,591	629,481	725,461	710,915	632,713

Ratios:
Return on average assets	(2.35)%	0.14%	(0.20)%	(0.42)%	0.26%
Return on average equity	(35.42)	2.11	(3.31)	(7.23)	3.75
Average equity to average assets	6.64	6.81	5.92	5.88	6.99

**	1999 data does not reflect separate net income components for discontinued operations of certain branches divested in 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to assist in the understanding of, and to focus on the significant changes in, the financial condition and results of operations of the Company and its subsidiaries during each of 2001, 2002 and 2003. This discussion and analysis is intended to supplement and highlight information contained in, and should be read in conjunction with, the Company’s consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Overview

We conduct our operations, which consist primarily of traditional commercial banking operations, through Community Bank and its subsidiaries. Through Community Bank, we provide a full range of banking services to individual and corporate customers in nine counties in north Alabama – Blount, Cullman, DeKalb, Etowah, Lauderdale, Limestone, Madison, Marshall and Morgan Counties; two counties in northwest Alabama – Marion and Winston Counties; and two counties in southwest Alabama – Marengo and Perry Counties. The retail nature of Community Bank’s commercial banking operations allows for diversification of depositors and borrowers, and Community Bank’s management believes it is not dependent upon a single or a few customers. Community Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. Also, we do not consider our commercial banking operations to be seasonal in nature.

For the year ended December 31, 2003, the Company had a loss of approximately $13.1 million. In comparison, the Company reported net income of approximately $904,000 for the year ended December 31, 2002. This approximately $14.0 million change is attributable to a variety factors, including, among other things:

•	income of approximately $8.5 million from discontinued operations which was recorded in the Company’s 2002 net income, and no similar income realized in 2003;

•	an increase of approximately $7.1 million in noninterest expenses due to: (i) increased professional fees associated with continued litigation and regulatory issues the Company has been confronting; (ii) increased foreclosed assets and related costs, as the Company has identified and addressed problems in its loan portfolio and the resulting increase in foreclosed assets, (iii) impairments on fixed assets as part of the Company’s branch rationalization decisions, and (iv) losses that were realized on certain pending litigation matters;

•	a decline of approximately $4.6 million in net interest income occurred in 2003, primarily due to: (i) lower levels of earning assets, resulting from the Company’s decreased new loan growth and an increase in contractual and early payments, as well as charge-offs and foreclosures, and (ii) lower yields on earning assets due to: (x) an overall lower interest rate environment, (y) increased nonaccrual loans, and (z) increased levels of investment securities, which typically have lower yields than loans; and

•	an increase of approximately $1.4 million in the provision for loan losses, reflecting the Company’s continuing efforts to timely identify and resolve problem loans.

These factors were partially offset by a related tax benefit during 2003 of approximately $8.1 million.

During the fourth quarter of 2003, the Company commenced a private placement of its common stock, and, as of December 31, 2003, the Company had sold 2,151,552 shares of its common stock at a price of $5.35 per share, resulting in net proceeds of approximately $10.4 million. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, as well as to one investor who purchased an additional 40,345 shares after December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock. The Series 2003 noncumulative preferred stock has a liquidation preference equal to the aggregate purchase price of the 2,191,897 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $500,000. The Company completed this offering on February 20, 2004, selling an additional 1,586,771 shares of its common stock for $7.9 million of additional net proceeds, resulting in the sale of a total of 3,738,323 shares for total net proceeds from the offering of $18.3 million.

In connection with the offering, the Company entered into an engagement letter with FIG Partners, L.L.C., an affiliate of Burke Capital Group, L.L.C., pursuant to which FIG Partners agreed to serve as placement agent for the offering, and the Company agreed to grant to FIG Partners, upon the closing of the offering, a warrant to purchase shares of the Company’s common stock. In connection with the closing of the offering on February 20, 2004, the Company became obligated to issue to FIG Partners a warrant to purchase up to 140,187 shares of the Company’s common stock at an exercise price of $5.89 per share. The warrant expires on February 20, 2008, and, until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

Primary Sources of Revenues and Expenses

Net Interest Income

While Community Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans in its markets. As a result, our principal source of revenue is net interest income at Community Bank. Net interest income is the difference between:

•	income we receive on our interest-earning assets, such as investment securities and loans; and

•	payments we make on our interest-bearing sources of funds, such as deposits and borrowings.

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans;

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits; and

•	our ability to “match” our liabilities to fund our assets.

Net Noninterest Income

Our net noninterest revenues consist primarily of:

•	service charges on customer deposit accounts;

•	insurance commissions;

•	securities gains or losses; and

•	other service fees charged to customers.

Our net noninterest expenses consist primarily of:

•	salaries and employee benefits;

•	costs to hold and maintain premises and equipment;

•	insurance;

•	director and committee fees;

•	professional service fees, especially legal and accounting; and

•	litigation losses.

Critical Accounting Policies

The Company’s accounting policies are established in accordance with accounting principles generally accepted in the United States and general practices within the Company’s industry. The application of certain of these accounting policies involves a significant amount of judgment as well as the use of estimates and assumptions based upon information that the Company has at the time. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different assumptions or conditions were to prevail, depending upon the magnitude of any discrepancies from the Company’s estimates and judgments, then the Company’s financial condition and results of operations may prove to be materially different from the presentation herein.

The Company recognizes the following as critical accounting policies:

•	Accounting for Allowance for Loan Losses. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level that management considers to be adequate to absorb anticipated loan losses. When management believes that the collection of the principal of a loan is unlikely, that loan is charged off against the allowance for loan losses. Subsequent recoveries of principal on that loan are added back to the allowance for loan losses. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risks within the loan portfolio. Among other factors that management considers are the following:

•	the Company’s past loan loss experience;

•	known and inherent risks in the loan portfolio, including past due and nonperforming loans;

•	adverse situations that may affect the borrowers’ ability to repay those loans;

•	the estimated value of any underlying collateral;

•	the reviews of regulators; and

•	an analysis of current economic conditions.

The consideration and application of many of these factors involve assumptions, estimates and judgments that are inherently uncertain and are subject to change. Management believes that the allowance for loan losses was adequate at December 31, 2003. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate factors could have a material effect on the determination of the allowance for loan losses. Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by our regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Alabama State Banking Department may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

•	Accounting for Income Taxes. The Company uses the asset and liability method of accounting for income taxes. The Company’s determination of the deferred and current provision for income taxes requires analysis by the Company’s management of certain transactions and the related tax laws and regulations applicable to those transactions. Management exercises significant judgment in evaluating the amount and timing of the recognition of the resulting tax liabilities and assets. Those judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. However, because management’s judgments and estimates are inherently subjective and subject to change, there can be no assurance that the Company’s determination of the provision for income taxes will not be changed, upward or downward, in future periods.

•	Accounting for Contingencies. Statement of Financial Accounting Standard No. 5 (“SFAS 5”), “Accounting for Contingencies,” defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss. It will ultimately be resolved when one or more future events occur or fail to occur. SFAS 5 defines the different levels of probability as to whether or not future events will confirm the existence of a loss as follows:

•	“probable” – meaning that the future event or events are likely to occur;

•	“reasonably possible” – meaning that the chance of the future event or events occurring is more than remote but less than likely; or

•	“remote” – meaning that the chance of the future event or events is slight.

Professional judgment is required to classify the likelihood of the future events occurring. In assessing these levels of probability, management acquires all relevant information concerning the uncertain set of circumstances. An accrual of a loss occurs when it is both probable that an asset has been impaired or a liability has been incurred and when the amount of loss can be reasonably estimated.

As discussed in Note 15 to the Company’s consolidated financial statements, legal proceedings are pending or threatened against the Company, its subsidiaries as well as their respective indemnities. Except as discussed in Note 15:

•	management has not concluded that it is probable that a loss has been incurred in any pending litigation;

•	management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation; and

•	accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcome, if any.

As discussed in Note 15, the Company has accrued $2.5 million for potential losses on pending litigation, where in management’s best judgment, these losses are both probable and reasonably estimated. These estimates are based on current circumstances of pending matters, and, although management believes the loss recognized is appropriate, circumstances could change resulting in a different amount of loss. The losses accrued are in most part based on various settlement negotiations, which began in the fourth quarter of 2003.

The present litigation environment is substantially uncertain, and it is possible that the Company’s consolidated results of operations, cash flows or financial position could be materially affected by unfavorable outcomes or settlements of certain pending litigation. All such cases are, and will continue to be, vigorously defended. However, the Company and its subsidiaries may enter into discussions in an attempt to settle particular cases if it is in the best interests of the Company’s stockholders to do so.

•	Accounting for Impaired Assets. Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets to be sold to be classified as held for sale when certain criteria are met. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell and no longer depreciated while it is classified as held for sale. As discussed in Note 5 to our consolidated financial statements, the Company has classified three properties as held for sale. Consequently, the Company incurred a loss of $928,397 on these assets in transferring them to held for sale.

The Company used estimates in determining the fair values of these assets and, although the Company believes the fair values established are reasonable, it is possible that the Company’s results of operations, cash flows or financial position could be materially affected by the eventual sale of the assets.

FINANCIAL CONDITION

General

The Company’s total assets at December 31, 2003 were $558.6 million, a decrease of $9.0 million (1.6%) from $567.6 million at December 31, 2002. The Company continued to experience declines in net loans of $47.6 million due to pay-offs in the loan portfolio, the lack of new loan growth and increased allowance for loan losses. The Company also experienced a $5.6 million (1.2%) decline in deposits from December 31, 2002 to December 31, 2003, primarily due to management’s decision not to pursue higher priced certificates of deposits. Management’s decision was based upon our reduced funding needs resulting from the decline in loans, as well as our focus on building profitable relationships. Funding is not currently needed for liquidity at the Company’s subsidiary, Community Bank. Noninterest-bearing deposits increased $3.4 million (6.4%) from December 31, 2002 to December 31, 2003, and interest-bearing deposits decreased by $8.8 million (2.2%) during that same period.

Earning Assets

The earning assets of the Company are mainly comprised of:

•	loans;

•	investment securities;

•	interest-bearing balances in other banks; and

•	federal funds sold.

The Company’s average total assets in 2003 were $556.6 million, representing a decrease of $72.9 million, or 11.6%, from average total assets of $629.5 million in 2002. Average total assets decreased $96.0 million, or 13.2% from $725.5 million in 2001 primarily as the result of ten branch divestitures in the first and second quarters of 2002. Average earning assets were $488.2 million, $526.0 million and $530.7 million in each of 2003, 2002 and 2001, respectively, accounting for approximately 87.7%, 83.6% and 73.1% of the Company’s average total assets for the respective years. Average earning assets decreased in 2003 and 2002 because of the branch divestitures described above.

Average loans, excluding those associated with discontinued operations, net of unearned income, were $330.9 million, $382.1 million and $398.5 million, representing 67.8%, 72.6% and 75.1% of average earning assets during 2003, 2002 and 2001, respectively. Average loans decreased in 2003 and 2002 primarily because of lack of new loan volume and other factors, including contractual and early payments, coupled with charge-offs and foreclosures. Average investment securities for the Company were $130.1 million in 2003, representing 26.6% of average earning assets for the year and an increase of $13.5 million, or 11.6%, from the average investment securities for 2002. This increase was due to the Company’s reinvestment of funds resulting from the decline in loans into investment securities. The Company’s average investment securities were $116.6 million in 2002 and represented 22.2% of average earning assets in 2002, compared to 21.5% in 2001. The change in the mix of loans and securities has been attributable to the decrease in loans described above. Average federal funds sold as a percent of average earning assets was 4.9%, 4.6% and 3.4%

for 2003, 2002 and 2001, respectively. The decrease in average federal funds from $24.4 million to $23.9 million in 2003 was related to the increased securities investments. The other earning asset categories accounted for less than 3.0% of average earning assets for all three periods.

Cash and amounts due from banks increased $14.4 million during 2003, from $16.0 million at December 31, 2002 to $30.4 million at December 31, 2003. The significant increase experienced by the Company in 2003 is due primarily to earnings credit rates, which are applied to balances held in the Company’s correspondent bank accounts that are maintained with other banks. The Company receives credits based on its balances at these correspondent banks, and the credits are used to offset the service charges experienced by the Company. These earnings credit rates are currently higher than the federal funds sold rates. The Company, therefore, increased its balances in its main correspondent account during 2003 to take advantage of the better rate. The Company ultimately received a larger credit against the service charges it would have paid compared to the interest income it otherwise would have received had the funds been held in federal funds sold.

Loans comprise the largest single category of the Company’s net assets. Total loans, net of unearned income, decreased approximately $43.0 million, or 12.0%, in 2003, to $316.2 million at December 31, 2003. In 2002, total loans decreased approximately $142.3 million, or 28.4%, to approximately $359.2 million at December 31, 2002, from $501.5 million at December 31, 2001. The Company has experienced a significant decrease in loans since December 31, 2001 of $183.5 million. The largest decline of $142.3 million was during 2002 when the Company sold ten of its branch bank offices. During 2003, loans declined $43.0 million. Loan foreclosures of $6.9 million, other asset foreclosures of $2.5 million, charge-offs of $6.8 million and transfers to held for sale of $1.8 million, contributed to $18.0 million of this decline. The remainder was due to contractual payments and prepayments received, net of new loans booked.

The following table shows the classification of loans by major category at December 31, 2003, and at the end of each of the preceding four years:

LOAN PORTFOLIO

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial, financial and agricultural	$73,746	23.3%	$101,841	28.3%	$146,210	29.1%	$140,773	26.6%	$124,245	24.9%
Real estate - construction	3,386	1.1	2,017	0.6	3,126	0.6	5,429	1.0	6,470	1.3
Real estate - mortgage	176,097	55.7	174,775	48.7	233,216	46.5	236,592	44.8	224,129	44.9
Installment loans to individuals	62,826	19.9	80,596	22.4	119,031	23.8	145,673	27.6	144,453	28.9
Unamortized premiums in loans	184	—	—	—	—	—	—	—	—	—
Unearned income	(32)	—	(45)	—	(64)	—	(151)	—	(571)	—

Loans, net of unearned income	316,207	100.0%	359,184	100.0%	501,519	100.0%	528,316	100.0%	498,726	100.0%
Allowance for loan losses	14,358		9,784		7,292		7,107		2,603

Net loans	$301,849			$349,400		$494,227		$521,209		$496,123

The following table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year as of December 31, 2003:

SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Predetermined Interest Rate	Floating or Adjustable Rate
	(In thousands)
Commercial, financial and agricultural	$23,245	$17,564	$32,937	$73,746	$14,129	$36,372
Real estate - construction.	2,529	99	758	3,386	180	677

Total	$25,774	$17,663	$33,695	$77,132	$14,309	$37,049

During the fourth quarter of 2003, the Company began a process of identifying certain nonperforming loans it wanted to sell. As these loans are identified, they are classified as held for sale and written down to fair market value based on bids received from prospective purchasers. At December 31, 2003, the net value of loans that had been transferred to held for sale was $1.8 million. The write down on these loans were $1.9 million and is included in loans charged off in the allowance for loan losses.

Nonperforming Assets and Past Due Loans

The Company’s nonperforming assets are comprised of:

•	nonaccruing loans;

•	loans 90 days past due or greater;

•	restructured loans;

•	nonaccruing securities; and

•	other real estate owned.

The Company’s total nonperforming assets as of December 31, 2003 were $24.1 million, comprised primarily of nonaccruing loans, represented an increase of $1.8 million, or 8.1%, over the $22.3 million of nonperforming assets at December 31, 2002. This increase is due to several factors, including the poor asset quality in the Company’s loan portfolio and the migration of loans past due less than 90 days into more than 90 days past due, nonaccruing loans or the conversion of those loans into other real estate owned. The total nonperforming assets at December 31, 2002 increased approximately $9.8 million, or 78.4%, to approximately $22.3 million, from approximately $12.5 million at December 31, 2001. This significant increase during 2002 also was the result of poor asset quality in the loan portfolio. While increases in total nonperforming assets during 2002 were, in many cases, due to increased efforts to initially recognize problem assets, increases in 2003 were due not only to continuation of these efforts, but also to the migration of poor quality loans to nonperforming status.

At December 31, 2003, total nonaccruing loans amounted to $14.1 million, an increase of $4.0 million, or 39.6%, over total nonaccruing loans at December 31, 2002 of $10.1 million. This increase was due to a large amount of past due loans migrating to nonaccruing status. During 2002, nonaccruing loans increased 71.2%, from $5.9 million at December 31, 2001 to $10.1 million at December 31, 2002. This increase primarily resulted from a large amount of loans being reclassified as nonaccruing in connection with the Company’s focusing more effort on recognizing problem loans and implementing more stringent credit standards. Loans past due 90 days or more decreased $1.1 million, or 47.8%, from $2.3 million at December 31, 2001 to $1.2 million at December 31, 2002. Loans past due 90 days as of December 31, 2003 was $0.6 million, representing a decrease of $0.6 million, or 50.8%, from $1.2 million at December 31, 2002, primarily as a result of the Company’s renewed focus on past due credits to bring more attention and frequency to the oversight of delinquent loans. The Company has recognized weaknesses in its asset quality and has increased its credit standards through various enhancements and initiatives including but not limited to the following:

•	improvements in lending personnel and credit administration process;

•	establishment of a Special Assets division to focus on nonperforming loans, other real estate owned and other foreclosed assets;

•	centralized loan processing to ensure that loan policies and procedures and documentation are applied consistently and accurately;

•	improved collection and analysis of updated financial data on borrowers;

•	tighter lending authority limits for lenders;

•	improved credit training, risk selection and loan underwriting;

•	renewed focus on reducing past due loans;

•	ongoing improvements and updates to the Company’s overall loan policies; and

•	written, comprehensive strategies and policies required for all problem assets above $150,000.

Although the Company presently believes that it has identified the significant problems in its loan portfolio, it can give no assurance that continued deterioration of the loan portfolio will not occur. However, it is the Company’s policy to adequately reserve for losses in the loan portfolio. See “Results of Operations – Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses” for more information and detail below.

The following table summarizes the Company’s nonperforming assets at December 31 during each of the last five years:

NONPERFORMING ASSETS

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccruing loans	$14,138	$10,099	$5,859	$1,877	$2,709
Loans past due 90 days or more	611	1,241	2,346	2,571	1,332
Restructured loans	2,390	3,244	—	—	—

Total nonperforming loans.	17,139	14,584	8,205	4,448	4,041
Other real estate	6,945	7,676	4,287	1,881	766

Total nonperforming assets	$24,084	$22,260	$12,492	$6,329	$4,807

Ratios:
Allowance for loan losses to total nonperforming assets	59.62%	43.95%	58.37%	112.29%	54.15%
Total nonperforming loans to total loans	5.42	4.06	1.64	0.84	0.81
Total nonperforming assets to total assets	4.31	3.92	1.64	0.89	0.71

If nonaccrual loans had performed in accordance with their original contractual terms, gross interest income on these loans would have been an estimated $0.9 million for the year ended December 31, 2003, compared to $0.6 million and $0.3 million for the years ended December 31, 2002 and 2001, respectively.

Investment Portfolio

The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. The Company’s entire portfolio is classified as “available for sale.” The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling the Company’s interest rate position, while at the same time producing adequate levels of interest income. Management of the maturity of the portfolio is necessary to provide liquidity and to reduce interest rate risk. During 2003, gross investment securities sales, calls and pay downs were approximately $113.5 million, and maturities were approximately $18.4 million, compared to $88.6 million and $15.0 million, respectively, in 2002, and $86.4 million and $2.5 million, respectively in 2001. The increase in gross investment securities in 2003 was due to decreases in the loan portfolio, and the resulting reinvestment of funds that would otherwise have been employed in the loan portfolio into these investment securities. The increase in gross investment securities in 2002 resulted from similar circumstances, but partially was offset by declines in deposits due to the branch sales early that year. The increase in maturities in 2003 primarily was due to short term investments made during the year to cover fluctuations in needs for pledging requirements that matured during the year.

Net gains realized on investment security sales totaled approximately $1.1 million in 2003, compared to $653,000 during 2002, and $1.3 million in 2001. At December 31, 2003, gross unrealized gains in the Company’s investment portfolio were approximately $693,000, compared to $2.7 million at December 31, 2002, and approximately $486,000 at December 31, 2001. The Company’s gross unrealized losses amounted to approximately $1.7 million at December 31, 2003, $227,000 at December 31, 2002, and approximately $893,000 at December 31, 2001. These fluctuations in the gross unrealized gains and losses in the Company’s investment portfolio resulted from changing bond prices. Unrealized losses on a bond occur when the bond’s yield is less than the company could currently receive in the market. The opposite is true when a bond is paying more yield than the current market resulting in unrealized gains.

Mortgage-backed securities have varying degrees of risk of impairment of principal, compared to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk for the Company. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. At each of December 31, 2003, 2002 and 2001 the Company’s mortgage-backed securities portfolio had no interest-only strips, and the amount of unamortized premium on mortgage-backed securities was $2.2 million at December 31, 2003, and $1.7 million and $929,000 at December 31,

2002 and December 31, 2001, respectively. As prepayment rates on mortgage-backed securities change, the speed at which unamortized premiums are amortized will change as well, in order to amortize the premium over the expected life of the security. This change will be reflected in the overall yield on the security. The recoverability of the Company’s investment in mortgage-backed securities is reviewed periodically by management, and, if necessary, appropriate adjustments for impaired value are made to income.

The carrying amount of investment securities at the end of each of the last three years is set forth in the following table:

INVESTMENT PORTFOLIO

	December 31,
	2003	2002	2001
	(In thousands)
U. S. Treasury and agency securities	$61,216	$6,523	$16,948
Mortgage-backed securities	86,623	107,534	90,647
State and municipal securities	6,427	7,056	11,684
Federal Home Loan Bank Stock	2,005	2,788	2,400

Total investment securities	$156,271	$123,901	$121,679

Total investment securities increased approximately $32.4 million, or 26.2%, from approximately $123.9 at December 31, 2002, to approximately $156.3 million at December 31, 2003. This increase primarily was due to increased security purchases, as a means of employing the funds from payments received on loans, which exceeded new loan growth. In 2002, total investment securities increased $2.2 million, or 1.8%, from approximately $121.7 million at December 31, 2001, to approximately $123.9 million at December 31, 2002. This increase resulted from similar circumstances, but partially was offset by declines in deposits and the cash outflow as a result of the branch sales in 2002. At December 31, 2003, non-taxable investment securities were $6.4 million, representing a decrease of $700,000 in 2003 related to maturities of these securities and no reinvestment into additional non-taxable investment securities as a result of the Company operating with taxable losses that would limit the potential benefit of these investments. During 2002, non-taxable investment securities decreased $4.6 million, or 39.3%, from $11.7 million at December 31, 2001, to approximately $7.1 million.

The composition of the Company’s investment securities portfolio changed during 2003, primarily as the result of the Company selling certain collateralized mortgage obligations due to (i) their price volatility, (ii) their high extension risk in an increasing rate environment, and (iii) their high prepayment risk in a decreasing rate environment, and also as the result of the Company reinvesting the resulting funds into government agency and mortgage-backed securities with shorter average maturities. At December 31, 2003, U.S. government and agency securities represented 94.6% of the Company’s total investment securities portfolio, compared to 92.1% at December 31, 2002 and 88.4% at December 31, 2001, while state and municipal securities represented 4.1%, 5.7% and 9.6% of the investment securities portfolio at December 31, 2003, 2002 and 2001, respectively. In 2003 and 2002, as investable funds increased due to diminished loan demand, and as bonds were redeemed prior to maturity, Community Bank invested more heavily in mortgage-backed securities to enhance cash flow and maximize yield. In 2003, as these conditions continued, Community Bank maintained its focus on enhancing cash flow and increasing yield, and also became more focused on risk factors in the portfolio and managing those risks to pursue desired results.

The maturities and weighted average yields of the investments in the December 31, 2003 portfolio of investment securities are presented below. The weighted average maturity of the investment portfolio was 5.12 years at December 31, 2003, compared to 6.21 years at December 31, 2002 and 5.20 years at December 31, 2001, with an average yield of 4.00%, 5.78% and 6.05% at December 31, 2003, 2002 and 2001, respectively. Mortgage-backed securities have been included in the maturity table based upon the guaranteed payoff date of each security.

INVESTMENT PORTFOLIO MATURITY SCHEDULE

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
December 31, 2003:
Securities - all available-for-sale:
U. S. Government agencies	$5,025	4.80%	$50,273	2.64%	$30,987	3.68%	$61,554	4.92%
State and municipal securities	—	—	—	—	375	4.45	6,052	5.07
Equity securities	—	—	—	—	—	—	2,005	—

	$5,025	4.80	$50,273	2.64	$31,362	3.69	$69,611	4.79

With the exception of some securities issued by U.S. Government agencies, the Company held only one municipal bond, issued by Hartselle Utilities, the $4.5 million amortized cost of which exceeded 10% of the Company’s consolidated stockholders’ equity on December 31, 2003.

Federal funds sold decreased $9.7 million, or 40.4%, during 2003, from $24.0 million at December 31, 2002 to $14.3 million at December 31, 2003, as a result of the Company’s continued efforts to earn higher yields by keeping excess funds in what the Company believes to be suitable investment securities. Federal funds sold decreased $6.0 million, or 20.0%, during 2002, from $30.0 million at December 31, 2001 to $24.0 million at December 31, 2002. This decrease resulted from excess funds being maintained at levels higher than normal at the end of 2001 in anticipation of cash outflows that were expected on the branch sales in early 2002.

The balance of interest-bearing deposits held by the Company with other banks was $260,000 at December 31, 2003, and $200,000 at each of December 31, 2002 and 2001.

Deposits

Dividends from Community Bank have historically been the Company’s primary source of funds, and Community Bank’s primary source of funds for dividends comes from its deposits.. The Company presently does not anticipate geographic expansion for deposit growth at any time in the foreseeable future. Rather, the Company’s intent is to expand its consumer base, and deposits generally, by attracting new customers in the Company’s existing markets. To achieve future deposit growth, the Company intends to enhance existing products and emphasize better customer service.

During 2003, the Company’s average total deposits decreased approximately $15.1 million, or 3.2%, from $467.5 million at December 31, 2002, to approximately $452.4 million at December 31, 2003. During 2002, the Company’s average total deposits increased approximately $4.4 million, or 1.0%, from $463.1 million at December 31, 2001. The Company’s total deposits at December 31, 2003 were $453.9 million, a decrease of $5.6 million from December 31, 2002 due to the Company’s lowering high priced deposit rates thus losing some volatile deposits.

The following table presents the average deposit balances and the average rates paid for each of the major classifications of deposits for the 12 month periods ending December 31, 2003, 2002 and 2001, and excludes averages associated with discontinued operations:

	Average Deposit Balances and Rates Paid
	2003		2002		2001
	Average Balance	Average Rate Paid(2)	Average Balance	Average Rate Paid(2)	Average Balance	Average Rate Paid(2)
	(Dollars in thousands)
Noninterest-bearing demand	$55,463	0.00%	$56,994	0.00%	$57,347	0.00%
Interest-bearing demand	86,053	1.62	79,386	2.17	73,301	4.42
Savings	63,464	1.47	56,606	2.04	48,884	4.14
Time	247,417	3.24	274,552	3.81	283,571	5.37

Total (1)	$452,397	2.60	$467,538	3.25	$463,103	5.05

(1)	The rate paid on total average deposits represents the rate paid on total average interest-bearing deposits only.
(2)	Average rates paid are computed on expense and average balances from continuing operations.

The Company’s average interest-bearing deposits decreased $13.6 million, or 3.3%, in 2003 from $410.5 million at December 31, 2002 to $396.9 million at December 31, 2003. This decrease occurred in time deposits and was partially offset by increases in interest-bearing demand and savings deposits. Average interest-bearing deposits increased in 2002 by $4.7 million, or 1.2%, from $405.8 million at December 31, 2001. Average savings deposits and average time deposits increased 12.1% and decreased 9.9%, respectively, during 2003, compared to increases of 15.8% and decreases of 3.2%, respectively, during 2002. The movement in both savings and time deposits during 2003 and 2002 related to the current low interest rate environment where consumers chose to move their deposit money from longer term time deposits to shorter term savings deposits in anticipation of an upward rate movements. Average noninterest-bearing demand deposits decreased 2.6% during 2003 compared to a decrease of 0.6% in 2002. Total average deposits increased 1.0% in 2002 and decreased 3.2% in 2003, which decrease related to the loss of more volatile time deposits as the Company lowered its rates paid on time deposits. The two categories of the Company’s lowest cost deposits, noninterest-bearing demand deposits and interest-bearing demand deposits, comprised the following percentages of the Company’s total average deposits during 2003, 2002 and 2001, respectively: (i) 12.3%, 12.2% and 12.4% of average noninterest-bearing demand deposits; and (ii) 19.0%, 17.0% and 15.8% of average interest-bearing demand deposits. Of total time deposits at December 31, 2003, approximately 24.6% were large denomination certificates of deposit and other time deposits of $100,000 or more, down from 26.0% at December 31, 2002.

The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 2003 are summarized in the table below:

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

	December 31, 2003
	Time Certificates of Deposit	Other Time Deposits	Total
	(In thousands)
Maturing in three months or less	$6,644	$15,290	$21,934
Maturing in over three through six months.	7,540	—	7,540
Maturing in over six through twelve months	9,122	—	9,122
Maturing in over twelve months	30,656	—	30,656

Total	$53,962	$15,290	$69,252

Borrowed Funds

Borrowed funds consist primarily of short-term borrowings and long-term debt.

Total short-term borrowings decreased $1.1 million, or 64.7%, to $0.6 million at December 31, 2003 from $1.7 million at December 31, 2002. Total short-term borrowings in 2002 decreased $2.7 million, or 61.4%.

Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and, since 1999, has been approved to borrow up to $38.0 million under the FHLBA’s “Convertible Advance Program.” As of December 31, 2003, Community Bank had borrowed the entire $38.0 million available under this program. These borrowings accrue interest at a fixed rate of 5.93% per annum and have a final maturity of March 1, 2010. These borrowings are subject to a call feature upon every quarterly payment date during the life of the obligation. The first call date for this advance was March 1, 2001, and the advance has not been called to date. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan and investment portfolios. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA. The Company’s FHLBA long-term debt remained constant at $38.0 million for each December 31, 2003, 2002, and 2001. The Company’s other long-term debt decreased $0.4 million, or 11.1%, to $3.2 million at December 31, 2003, from $3.6 million at December 31, 2002, simply as a result of scheduled payments.

Included in the Company’s other long-term debt is the Company’s promissory note to Mr. Jeffrey K. Cornelius, a former director and officer of Community Bancshares. On October 4, 1994, the Company purchased 115,978 shares of its common stock, including 7,144.384 shares vested under the Company’s Employee Stock Option Plan, from Mr. Cornelius at a price per share of approximately $25.00. The Company paid Mr. Cornelius $899,450 in cash, with the balance payable by a subordinated promissory note in the original amount of $2.0 million. The note is subordinated to all Company senior indebtedness, bears interest on the outstanding principal amount at a rate of 7.0% per annum, is payable in 240 equal monthly installments of principal and interest until maturity on October 1, 2014, and may be repaid in whole or in part by the Company at any time without penalty. As of December 31, 2003, the balance was $1.4 million.

In March 2000, the Company completed an offering of $10.0 million of trust preferred securities, pursuant to which:

•	the Company organized a Delaware statutory business trust called Community (AL) Capital Trust I, or the “Trust,” governed by an Amended and Restated Declaration of Trust;

•	the Company issued and sold to the Trust approximately $10.3 million in aggregate principal amount of unsecured junior subordinated debentures, or “debentures,” which were issued under an Indenture, and which represent the sole assets of the Trust;

•	the Trust issued and sold:

•	$10,000,000 of preferred capital securities, or “trust preferred securities,” representing undivided beneficial interests in the assets of the Trust, to a third party special purpose Company, which in turn pooled the trust preferred securities together with similar securities of other issuers and sold certificates representing interests in that closed-end, unmanaged pool to investors; and the Trust used the proceeds from the sale of the trust preferred securities to the pool to purchase the debentures from the Company; and

•	$310,000 of its common securities to the Company, which represent all of the Trust’s outstanding common securities; and

•	pursuant to a Guarantee Agreement, the Company fully and unconditionally guaranteed the payments of all amounts due on the trust preferred securities, which guarantee is limited to the extent the Trust has funds available for payment of distributions.

Both the debentures and the trust preferred securities accrue and pay interest semiannually at a rate of 10 7/8% per annum and have a maturity date of March 8, 2030, at which time the principal amount of the debentures becomes due and the trust preferred securities become mandatorily redeemable by the Company. When the Company makes payments to the Trust, as the holder of the debentures, the Trust, in turn, makes payments to the pool, as the holder of the trust preferred securities. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company’s consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier 1 capital under Federal Reserve guidelines.

The Company may elect to defer payments of interest due on the debentures for up to ten semiannual payment periods. The Company has elected to defer its March 2002, September 2002, March 2003 and September 2003 interest payments and may elect to defer future payments based upon the Company’s future liquidity needs when those payments become due. Interest continues to accrue, on a compounded basis, on any interest payments that the Company defers.

On March 8, 2004, the Company elected to defer the then due interest payment on its trust preferred securities, which represented the Company’s fifth consecutive semiannual payment deferral. The terms of the indenture governing the debenture permit ten such payment deferrals. As a result of that deferral, on March 8, 2004, the Company had accrued but unpaid interest totaling $3.0 million.

As of December 31, 2003, the aggregate deferred interest payments owed by the Company on the trust preferred securities and the debentures totaled approximately $2.8 million. In accordance with the terms of the indenture, the Company is restricted, during any period of time that the Company has deferred interest payments due upon the debentures, from paying dividends to the Company’s stockholders or making payments on any debt that ranks equal with or junior to the debentures.

The trust preferred securities are mandatorily redeemable upon their maturity, or upon their earlier redemption as provided in the indenture. Additionally, the Company has the right to redeem the debentures purchased by the Trust:

•	in whole or in part, on or after, but not at any time before, March 8, 2010; and

•	in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a “tax event,” “capital treatment event” or “investment company event,” as those terms are defined in the indenture.

As specified in the indenture, if the debentures are redeemed prior to maturity, then the redemption price will be a percentage of the principal amount, ranging from 105.438% during the 12 months following March 8, 2010 to 100.00% following March 8, 2020, plus any accrued but unpaid interest due on the debentures at the time of redemption. If the debentures are redeemed prior to March 8, 2010 following a “tax event,” “capital treatment event” or investment Company event,” the redemption price will be the greater of (i) 100% of the principal amount of debentures redeemed and (ii) the present value of the remaining principal and interest payments between the redemption date and March 8, 2010, plus, in either case, any accrued but unpaid interest due on the debentures at the time of redemption.

The Company sponsors an Employee Stock Ownership Plan, or “ESOP,” to provide the Company’s employees with a means of owning its common stock. An employee becomes an eligible participant in the ESOP on June 30 or December 31 of any given year after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions by the Company to the ESOP are made at the discretion of the Company’s board of directors, but may not be less than the amount required to cover any debt service due on the ESOP’s loan, which is described below.

On November 3, 1993, the ESOP borrowed $1.2 million from Colonial Bank to purchase shares of the Company’s common stock, and the Company guaranteed all obligations of the ESOP under this ESOP loan. The ESOP loan has been amended from time to time, including additional borrowings, and, as of December 31, 2003, $1.8 million remained outstanding under the ESOP note, which amount was secured by 123,111 shares of the Company’s common stock previously purchased and held by the ESOP. As the ESOP note is paid off, the lender releases shares from the pledge, and these shares are allocated to ESOP participants annually. At December 31, 2003, the ESOP held 395,631 shares of the Company’s common stock that were not subject to the pledge.

Under the terms of the Company’s guaranty of the ESOP loan, Colonial has contractual provisions which provide it can hold as collateral for the ESOP loan any of the Company’s property that it otherwise from time to time holds. The Company previously had a line of credit with Colonial Bank, unrelated to the ESOP, which was secured by the Company’s pledge of all of the outstanding shares of the common stock of the Bank. Although the Company has paid off this line of credit, Colonial Bank at December 31, 2003 continued to hold all of the shares of the common stock of the Bank. Accordingly, if the ESOP or the Company had defaulted on the ESOP loan from Colonial Bank, Colonial Bank could have sought to foreclose upon all the outstanding Bank stock, which is the Company’s primary asset and primary source of earnings.

On February 11, 2004, the ESOP replaced the ESOP loan from Colonial Bank with a loan directly from the Company. As a result, Colonial Bank released the shares of the common stock of Community Bank that it previously held as collateral to secure the Company’s guaranty of the ESOP loan with Colonial Bank. As a result of this refinancing of the ESOP loan, the ESOP had borrowings from the Company of $1.7 million at February 11, 2004. The new ESOP loan from the Company bears interest at an adjustable rate equal to the prime rate of interest, with a maturity date of November 16, 2010. This loan is secured by the ESOP’s pledge of unallocated shares of the Company’s common stock held by the ESOP.

The ESOP loan bears interest at a floating rate at the prime rate of interest. As of December 31, 2003, the interest rate for the note was 4.0%. Principal and interest payments on the ESOP loan were due monthly through November 16, 2010, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the Colonial loan agreement The Company made contributions to the ESOP that enabled the ESOP to make payments due under the ESOP loan and to make cash distributions to eligible participants. The Company made contributions of approximately $934,000 during the year ended December 31, 2003, $604,000 during the year ended December 31, 2002, and $406,000 during the year ended December 31, 2001.

Under the terms of the ESOP, after a person ceases to be an employee of Community Bancshares and/or its affiliates, that person is no longer eligible to participate in the ESOP. In that case, the person may demand to receive, as a lump sum payment, all amounts accrued to his benefit under the ESOP as of the end of the year immediately preceding that person’s termination of employment with the Company.

Mr. Kennon R. Patterson, Sr., whose employment with the Company terminated in January 2003, has demanded to receive from the ESOP a total of approximately $298,000, representing the total amount accrued by Mr. Patterson during his participation in the ESOP. To enable the ESOP to make this lump sum cash payments, the Company may be required to contribute cash to the ESOP in addition to its ongoing requirement to make contributions to service the ESOP debt. As of December 31, 2003, the Company had denied Mr. Patterson’s request for payment and was evaluating its obligations to Mr. Patterson in light of Mr. Patterson’s recent indictment and the requirements of law applicable to ESOPs.

The Company’s long-term debt consisted of various commitments with scheduled maturities from one to 20 years. The following table sets forth expected debt service for the next five years based on interest rates and repayment provisions as of December 31, 2003:

MATURITIES OF LONG-TERM DEBT

	2004	2005	2006	2007	2008
	(In thousands)
Interest on indebtedness	$160	$139	$118	$95	$72
Repayment of principal	432	453	474	497	423

	$592	$592	$592	$592	$495

Liquidity

Liquidity is defined as the ability of a Company to convert assets into cash or cash equivalents without significant loss. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of Community Bank’s customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the production and growth needs of the communities it serves.

The primary function of asset and liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment objectives of its stockholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both its customers’ needs and its stockholders’ objectives. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The following is a discussion of the Company’s current cash flows and liquidity. The Company experienced an approximate $4.7 million increase in cash and cash equivalents during the 2003, due primarily to cash flows from operating activities. Cash provided by operating activities during 2003 was $6.6 million, compared to $1.8 million and $9.8 million for the years ended December 31, 2002 and December 31, 2001, respectively. Investing activities used cash of $5.2 million during 2003, mostly through securities purchases net of cash inflows from sales, calls, pay downs and maturities of securities, and loan payments from customers. Financing activities provided $3.4 million of cash and cash equivalents during 2003, compared to its use of $22.8 million and its providing $18.1 million during each of 2002 and 2001, respectively. Certificates of deposits decreased $52.7 million during 2003, but this was mostly offset by increases in cash from the growth of demand deposits, NOW deposits, and other savings deposits totaling $47.2 million. The issuance of common stock, net of transaction costs brought cash inflow of $10.4 million.

Community Bank represents the Company’s principal operating subsidiary and source of earnings. Dividends paid by Community Bank historically have been the primary source of funds available to the Company, to pay expenses, service debt and pay dividends to stockholders. Generally, the Federal Reserve Act, Section 23A, limits loans and extensions of credit from banks to their affiliated holding companies. The Company also receives cash from its subsidiaries for its portion of tax benefit on intercompany income tax settlements. The intercompany tax settlements, however, are only possible if the subsidiaries generate taxable income sufficient to pay income taxes. Community Bank discontinued paying the Company a management fee in 2003. As described previously under “Business – Our Regulatory Environment” and “- Our Current Regulatory Restrictions,” the Bank currently cannot pay dividends to the Company without the prior approval of the regulatory authorities. As a result of these restrictions, the Company has been unable to pay when due interest on its trust preferred securities, of which approximately $2.8 million has been accrued by December 31, 2003. As of December 31, 2003, the ESOP was current on its loan from Colonial Bank, which was guaranteed by the Company.

In addition to debt service, as described above, the Company also will expend capital to settle, resolve and pay legal and other professionals to assist it in defending against, the litigation to which it presently is subject, as described in Note 15 to the Company’s consolidated financial statements included in this report. The Company also may apply cash to maintain and improve capital levels at the parent Company and at each subsidiary, as described below under “Capital Resources.” The Company also may use cash if it determines to review and possibly sell any of its branches that do not contribute to the Company’s improved operations, or if it determines to resolve its non-performing assets.

The Company’s management has evaluated various alternatives to improve its cash flows, liquidity, and capital position. Since the Bank cannot make payments to the Company without prior regulatory approval, the Company has relied, since April 2001, upon income tax refunds to fund its obligations. Such refunds have resulted from carrybacks to prior years, which have been largely utilized and will be limited in the future. Accordingly, to pay its ordinary expenses, as well as, debt service requirements and the expenses of litigation and restructuring, it was determined in late 2003 the Company needed additional capital. In addition, management believed, that as part of its plan to restore the Bank’s profitability and grow in its core markets, it needed capital in order to dispose of other real estate owned and non-performing assets, to rationalize and/or sell certain branches, to refinance or repay approximately $3.2 million of long-term indebtedness, and to seek a restructuring of approximately $12.6 million of outstanding trust preferred securities obligations. Management believed that new capital was needed for these purposes.

As a result, during the fourth quarter of 2003, the Company commenced a private placement of its common stock, and, as of December 31, 2003, the Company had sold 2,151,552 shares of its common stock at a price of $5.35 per share, resulting in net proceeds of approximately $10.4 million. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, as well as to one investor who purchased an additional 40,345 shares after December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock. The Company completed this offering on February 20, 2004, selling an additional 1,586,771 shares of its common stock for $7.9 million of additional net proceeds, resulting in the sale of a total of 3,738,323 shares for total net proceeds from the offering of $18.3 million.

The Series 2003 noncumulative preferred stock has a liquidation preference equal to the aggregate purchase price of the 2,191,897 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $500,000. The Series 2003 noncumulative preferred stock has, among other things, the following designations:

•	The Series 2003 noncumulative preferred stock has terms consistent with the Company’s Tier 1 capital treatment for regulatory purposes;

•	The Series 2003 noncumulative preferred stock is noncumulative and is not entitled to the payment of, or otherwise accrue, any dividends;

•	The Series 2003 noncumulative preferred stock is not entitled to the benefit of any sinking fund or similar arrangement;

•	The Series 2003 noncumulative preferred stock has no preemptive, preferential or other right to purchase, subscribe for or convert into any other of the Company’s securities;

•	The Company is not required to purchase the shares of Series 2003 noncumulative preferred stock;

•	Holders of the Series 2003 noncumulative preferred stock do not have registration rights requiring the Company to register the shares of the Series 2003 noncumulative preferred stock; and

•	The Series 2003 noncumulative preferred stock has no voting power with respect to any Company matters, except in the case of a merger or a significant acquisition or sales transaction, in which case, the Series 2003 noncumulative preferred stock will be entitled to one vote per whole share, and will vote together, as one class, with the holders of our common stock.

The complete terms of the Series 2003 noncumulative preferred stock are set forth in the Certificate of Designation of the Series 2003 Noncumulative Preferred Stock of Community Bancshares, Inc., which the Company has filed with the Secretary of State of the State of Delaware as part of its Certificate of Incorporation.

In connection with the offering, the Company entered into an engagement letter with FIG Partners, L.L.C., an affiliate of Burke Capital Group, L.L.C., pursuant to which FIG Partners agreed to serve as placement agent for the offering, and the Company agreed to grant to FIG Partners, upon the closing of the offering, a warrant to purchase shares of the Company’s common stock. In connection with the closing of the offering on February 20, 2004, the Company became obligated to issue to FIG Partners a warrant to purchase up to 140,187 shares of the Company’s common stock at an exercise price of $5.89 per share. The warrant expires on February 20, 2008, and, until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

As of December 31, 2003, the Company had used approximately $5.1 million of the net proceeds from this offering as follows:

•	$3.0 million to replace capital in Community Bank; and

•	$2.1 million to capitalize Community Funding which will purchase certain nonperforming assets from Community Bank thus lowering its level of nonperforming assets.

In addition, the Company will continue to use the remaining proceeds from this offering for general corporate purposes and other capital needs, in each case as permitted by the Company’s regulatory authorities and as determined by the Company’s Board of Directors and/or management to be in the best interests of the Company and its stockholders.

Capital

The Company’s total stockholders’ equity at December 31, 2003 was 6.32% of total assets, as compared to 7.10% at December 31, 2002 and 5.28% at December 31, 2001. The decrease in 2003 is primarily a result of net operating losses of $13.0 million which were mitigated by $10.4 million of net capital raised in the fourth quarter of 2003. The increase in 2002 is primarily due to a decrease in total assets as a result of branch divestures earlier in that year.

The following table summarizes the equity-to assets and dividend payout ratios for each of the last three years:

CAPITAL GROWTH (REDUCTION) RATIOS

	Years ended December 31,
	2003	2002	2001
Dividend payout ratio.	0%	0%	0%
Average equity to average assets ratio	6.64	6.81	5.92

The Company’s return on average assets ratio, which is computed by dividing net income (loss) by average assets was (2.35)%, 0.14% and (0.20)% for 2003, 2002 and 2001, respectively. The decrease in 2003 was reflective of the net loss incurred of $13.1 million. The increase in 2002 was due to the net income of approximately $904,000 in 2002, compared to a net loss of approximately $1.4 million in 2001, coupled with a 13.2% decrease in average assets during 2002 to approximately $629.5 million.

The Company’s return on average equity ratio, which is computed by dividing net income (loss) by average stockholders’ equity, was (35.42)%, representing a decrease from 2002 due again to the net loss of $13.1 million, and increased during 2002 to 2.11% from (3.31)% in 2001. The increase in 2002 was due to net income of approximately $904,000 made by the Company in 2002, compared to the net loss of approximately $1.4 million in 2001, which was coupled with a slight decrease in average stockholders’ equity to approximately $42.8 million during 2002, compared to approximately $42.9 million during 2001.

The Company’s dividend payout ratio is determined by dividing the dividends per share by the basic net earnings or loss per share for the relevant period. The Company did not pay dividends in 2003, 2002 or 2001, and, therefore, the payout ratio remained zero.

The Company’s average equity to average assets ratio, which is computed by dividing average stockholders’ equity by average assets, is presented above. The decrease in 2003 resulted from a 13.7% decrease in average equity and an 11.6% decrease in average assets, while the increase in 2002 was due to a 13.2% decrease in average assets during 2002, while average stockholders’ equity decreased by only 0.2%.

In addition, the Company must satisfy the capital requirements established by the Company’s regulatory authorities, as described under “Business – Our Regulatory Environment” and “— Our Current Regulatory Restrictions.”

RESULTS OF OPERATIONS

Net Income and Earnings per share

The Company’s net loss of approximately $13.1 million for 2003 represented a decrease of $14.0 million from its net income of $0.9 million for 2002, which was a $2.3 million increase from the Company’s net loss of approximately $1.4 million for the year ended December 31, 2001. When stated as changes in basic losses per share, the basic earnings per share for the Company in 2003 was $(2.79), a decrease of $2.98 from the 2002 basic earnings per share of $0.19. The earnings per share in 2002 reflected a $0.50 increase from the 2001 basic loss per share of $0.31 experienced by the Company. There are various factors contributing to the $14.0 million decrease in 2003, including the Company experiencing a significant decline in net interest income, an increase in provision for loan losses, a decline in noninterest income and a significant increase in noninterest expenses, all offset by increased income tax benefit recognition, all of which is a part of the Company’s continued operations. In addition, the Company experienced a decrease in income from discontinued operations as a result of gains in 2002 from the sale of these operations.

The 2001 consolidated statements of income were restated to appropriately reflect earnings and losses from both continuing and discontinued operations as a result of branch divestitures that occurred in 2002. These statements have also been restated to reflect results of an investigation that commenced in the fourth quarter of 2002 into allegations that the Company had been overcharged on various construction projects. The Company has appropriately recorded impairment losses on premises and equipment and charged them to the period in which the overcharge occurred. Any overcharge which occurred prior to the year ended December 31, 2000 has been appropriately reflected as a prior period adjustment in Retained Earnings. See Note 24 in the notes to consolidated financial statements.

The Company experienced a loss from continuing operations for the year ended December 31, 2003 of $13.1 million and a loss from continuing operations for the year ended December 31, 2002 of $5.0 million. The Company’s loss from continuing operations had increased $2.6 million during 2002 from a loss of $2.4 million for the year ended December 31, 2001. The basic loss from continuing operations per common share was $2.79 for the year ended December 31, 2003. The basic loss from continuing operations per common share was $1.08 for the year ended December 31, 2002 as compared to a basic loss from continuing operations per common share for the year ended December 31, 2001 of $0.52. For the year ended December 31, 2002, the Company had income from discontinued operations, due to branch divestitures, of $5.9 million, including a pretax gain on the sale of approximately $8.1 million on the divested branches. Discontinued operations, net of tax, provided approximately $958,000 of income for the year ended December 31, 2001 related to normal operations of those particular branches.

Net Interest Income

Net interest income generally is the principal source of a financial institution’s earnings stream and represents the difference or spread between interest income generated from the Company’s earning assets and the cost born by the Company on its interest-bearing liabilities. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities impact net interest income.

Net interest income for 2003 decreased approximately $4.6 million, or 19.6%, to approximately $18.9 million from approximately $23.5 million in 2002, compared to an increase of approximately $651,000, or 2.6%, during 2002 from approximately $22.9 million 2001. The decrease in the Company’s net interest income was due to a decrease in interest income that was partially offset by a decrease in interest expense during the year ended December 31, 2003. The “Rate/Volume Variance Analysis” table in the following tables provides additional information regarding changes in the Company’s interest income, interest expense and net interest income due to changes in average balances and rates.

Interest income for the year ended December 31, 2003 was $33.1 million representing a decrease of $7.6 million, or 18.7%, over interest income during 2002. This decrease was due to 95 basis point decrease in yield coupled with a $37.8 million decrease in average earning assets. Yield attributed to 52.1% of the decrease in interest income while volume attributed to 47.9%. The Company’s interest income decreased approximately $6.8 million, or 14.3%, to $40.7 million in 2002 from $47.5 million in 2001. The decrease in 2002 was due to a 122 basis points decrease in the yield on average earning assets during 2002 together with a decrease in the volume of average earning assets. The decreased yield was related to the declining interest rate environment while the decrease in the volume of the Company’s average earning assets was due to low loan volumes. For the year ended December 31, 2003, the Company experienced interest income on investment securities of $5.2 million, which was a 22.4% decrease from the interest income on investment securities in 2002 of $6.7 million. The primary reason for the decrease was lower yields as a result of fast prepayments on higher yielding bonds or the sale of these bonds to reduce volatility and the subsequent reinvestment into a lower rate market. The interest income on investment securities decreased 2.4% during 2002, due also to changes in market rates resulting in lower yields on investment securities.

For the year ended December 31, 2003, the Company’s interest expense totaled $14.3 million, representing a decrease of $2.9 million from the interest expense incurred during 2002. This decrease was due mostly to lower rates paid on interest-bearing liabilities. During 2002, the Company’s interest expense decreased approximately $7.5 million, or 30.4%, to approximately $17.1 million from approximately $24.6 million in 2001. This significant decrease resulted from a 0.5% decrease in average interest-bearing liabilities outstanding during 2002 due to branch divestitures, while the average rate paid on interest-bearing liabilities during 2002 decreased 157 basis points due to lower market rates. Interest-bearing deposits are the major component of the Company’s interest-bearing liabilities, representing 87.7% in 2003, 87.6% in 2002 and 86.1% in 2001 of average total interest-bearing liabilities outstanding. Average interest-bearing deposits outstanding decreased 3.3% during 2003 and increased 1.2% during 2002, respectively, and the rate paid on these average balances reflected a decrease of 65 basis points during 2003 and 180 basis points during 2002. The decrease in interest expense on short-term borrowings for the year ended December 31, 2003 was $33,000 due to lower volumes of such borrowings and interest rates. Interest expense on short-term borrowings during 2002 was stable with that of 2001. The increase in interest expense on long-term debt for the year ended December 31, 2003 was $200,000 due to interest accrued on deferred interest of trust preferred securities. The decrease in interest expense on long-term debt during 2002 occurred despite an increase in the average rate paid of 37 basis points as a result of a 9.8% decline in the average balance for 2002. Interest expense on FHLBA borrowings during 2003 of $2.3 million was stable compared to that of 2002 of $2.3 million, while the decrease in 2002 was due to a 9.5% decrease in the average balance of borrowings outstanding during 2002, even though the average interest rate paid on these borrowings increased 8 basis points during 2002. The average capitalized lease obligations outstanding during 2003 and 2002 were approximately $4.0 million and $4.1 million, respectively, which represented 0.9% of the Company’s average total interest-bearing liabilities for both years.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on the Company’s earning assets, is computed by dividing net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The Company’s net interest margin for 2003 was 3.86%, compared to 4.47% and 4.31% for 2002 and 2001, respectively. The main factors contributing to the decrease in the net interest margin for 2003 were declines in yields on earning assets of 95 basis points with declines in rates paid of only 51 basis points, coupled with a decline in average earning assets of $37.8 million and a decline in average interest bearing liabilities of only $16.0 million, while the net interest margin increased in 2002 as a result of higher net interest income and lower average earning assets.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread in 2003 was 3.63%, a decrease of 44 basis points from 2002, primarily as a result of greater decreases in assets yields than rates paid on liabilities. The net interest spread for 2002 increased 35 basis points to 4.07% from the Company’s 2001 spread of 3.72% as the cost of interest-bearing sources of funds decreased 157 basis points, but the yield on earning assets decreased only 122 basis points. The Company has continuously seen decreases in both net interest margin and net interest spread during 2003 as it has sought higher quality credits in its loan portfolio which generally results in lower asset yields. Loan volumes have also significantly declined, and without corresponding declines in funding, the Company then reinvests in lower yielding investment securities. See the tables in this section below entitled “Consolidated Average Balances, Interest Income/Expenses and Yields/Rates” and “Rate/Volume Variance Analysis” for more information.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

	Years ended December 31,
	2003	2002	2001	2000	1999
Rate earned on earning assets	6.78%	7.73%	8.95%	9.71%	9.40%
Rate paid on borrowed funds	3.15	3.66	5.23	5.71	5.00
Interest rate spread.	3.63	4.07	3.72	4.00	4.40
Net interest margin	3.86	4.47	4.31	4.45	4.86

At December 31, 2003, the prime interest rate was 4.0%. During 2003, the banking industry saw the prime interest rate decrease 25 basis points in June. During 2002, the banking industry saw the prime interest rate move from 4.75% to 4.25%. This decrease resulted as the prime interest rate fell by 50 basis points in November 2002. This is in contrast to the 450 basis point increase during 2001.

The “Consolidated Average Balances, Interest Income/Expenses and Yields/Rates” and the “Rate/Volume Variance Analysis” tables are presented on the following four pages. The Consolidated Average Balances/Interest Income/Expenses and Yields/Rates table presents, for the periods shown, the average balance of certain balance sheet items, the dollar amount of interest income from average earning assets and resultant yields, the interest expense and rate paid on average interest-bearing liabilities, and the net-interest margin. The Rate/Volume Variance Analysis table presents an analysis of changes in interest income, interest expense and net interest income attributable to changes in volume and interest rate.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

	Years ended December 31,
	2003			2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets (3)
Earning assets:
Loans, (1)(2)	$330,941	$27,468	8.30%	$382,126	$33,506	8.77%	$398,490	$39,938	10.02%
Investment securities:
Taxable	123,402	4,861	3.94	107,566	6,280	5.84	100,599	6,209	6.17
Tax-exempt	6,680	342	5.12	9,028	456	5.05	13,468	693	5.15

Total investment securities	130,082	5,203	4.00	116,594	6,736	5.78	114,067	6,902	6.05
Other interest bearing assets	3,252	198	6.09	2,899	29	1.00	344	44	12.79
Federal funds sold	23,952	255	1.06	24,406	386	1.58	17,816	603	3.38

Total earning assets	488,227	33,124	6.78	526,025	40,657	7.73	530,717	47,487	8.95
Noninterest-bearing assets:
Cash and due from banks	28,315			20,927			21,160
Premises and equipment	24,456			34,133			31,433
Accrued interest and other assets.	26,544			13,315			15,563
Allowance for loan losses.	(10,951)			(7,511)			(5,328)
Average balances associated with discontinued operations	—			42,592			131,916

Total assets	$556,591			$629,481			$725,461

Liabilities and stockholders’ equity (3)
Interest-bearing liabilities:
Demand deposits	$86,053	1,391	1.62	$79,386	1,725	2.17	$73,301	3,237	4.42
Savings deposits	63,464	930	1.47	56,606	1,154	2.04	48,884	2,023	4.14
Time deposits	247,417	8,017	3.24	274,552	10,474	3.81	283,571	15,227	5.37

	396,934	10,338	2.60	410,544	13,353	3.25	405,756	20,487	5.05
Short-term borrowings	365	3.82		2,126	36	1.69	3,367	37	1.10
FHLB long-term debt	38,000	2,285	6.01	38,000	2,266	5.96	41,967	2,468	5.88
Capitalized lease obligations	4,020	166	4.13	4,096	225	5.49	4,746	288	6.07
Other long-term debt	13,369	1,473	11.02	13,965	1,273	9.12	15,478	1,354	8.75

Total interest-bearing liabilities	452,688	14,265	3.15	468,731	17,153	3.66	471,314	24,634	5.23

Noninterest-bearing liabilities:
Demand deposits	55,463			56,994			57,347
Accrued interest and other liabilities	11,456			6,846			4,363
Stockholders’ equity	36,984			42,848			42,938
Average balances associated with discontinued operations	—			54,062			149,499

Total liabilities and stockholders’ equity	$556,591			$629,481			$725,461

Net interest income/net interest spread		18,859	3.63%		23,504	4.07%		22,853	3.72%

Net interest margin			3.86%			4.47%			4.31%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Income on loans, net of unearned income, includes loan fees.
(3)	All yields are computed on income/expense and average balances from continuing operations.

RATE/VOLUME VARIANCE ANALYSIS

	Average Volume			Change in Volume		Average Rate
	2003	2002	2001	2003-2002	2002-2001	2003	2002	2001
	(Dollars in thousands)
Earning Assets:
Loans	$330,941	$382,126	$398,490	$(51,185)	$(16,364)	8.30%	8.77%	10.02%
Investment securities:
Taxable	123,402	107,566	100,599	15,836	6,967	3.94	5.84	6.17
Tax-exempt	6,680	9,028	13,468	(2,348)	(4,440)	5.12	5.05	5.15

Total investment securities	130,082	116,594	114,067	13,488	2,527	4.00	5.78	6.05
Other interest-bearing assets	3,252	2,899	344	353	2,555	6.09	1.00	12.79
Federal funds sold	23,952	24,406	17,816	(454)	6,590	1.06	1.58	3.38

Total earning assets	$488,227	$526,025	$530,717	$(37,798)	$(4,692)	6.78	7.73	8.95

Interest-bearing Liabilities:
Deposits:
Demand	$86,053	$79,386	$73,301	$6,667	$6,085	1.62	2.17	4.42
Savings	63,464	56,606	48,884	6,858	7,722	1.47	2.04	4.14
Time	247,417	274,552	283,571	(27,135)	(9,019)	3.24	3.81	5.37

Total interest-bearing deposits	396,934	410,544	405,756	(13,610)	4,788	2.60	3.25	5.05
Short-term borrowings	365	2,126	3,367	(1,761)	(1,241)	0.82	1.69	1.10
FHLB long-term debt	38,000	38,000	41,967	—	(3,967)	6.01	5.96	5.88
Capitalized lease obligations	4,020	4,096	4,746	(76)	(650)	4.13	5.49	6.07
Other long-term debt	13,369	13,965	15,478	(596)	(1,513)	11.02	9.12	8.75

Total interest-bearing liabilities	$452,688	$468,731	$471,314	$(16,043)	$(2,583)	3.15	3.66	5.23

Net interest spread.						3.63%	4.07%	3.72%

Net interest margin						3.86%	4.47%	4.31%

						Variance Attributed to (1)
	Interest Income/Expense			Variance		2003		2002
	2003	2002	2001	2003-2002	2002-2001	Volume	Rate	Volume	Rate
	(Dollars in thousands)
Earning Assets:
Loans	$27,468	$33,506	$39,938	$(6,038)	$(6,432)	$(4,313)	$(1,725)	$(1,593)	$(4,839)
Investment securities:
Taxable	4,861	6,280	6,209	(1,419)	71	831	(2,250)	415	(344)
Tax-exempt	342	456	693	(114)	(237)	(120)	6	(224)	(13)

Total investment securities	5,203	6,736	6,902	(1,533)	(166)	711	(2,244)	191	(357)
Other interest-bearing assets	198	29	44	169	(15)	4	165	59	(74)
Federal funds sold	255	386	603	(131)	(217)	(7)	(124)	174	(391)

Total earning assets	$33,124	$40,657	$47,487	$(7,533)	$(6,830)	$(3,605)	$(3,928)	$(1,169)	$(5,661)

Interest-bearing Liabilities:
Deposits:
Demand	$1,391	$1,725	$3,237	$(334)	$(1,512)	$134	$(468)	$250	$(1,762)
Savings	930	1,154	2,023	(224)	(869)	127	(351)	281	(1,150)
Time	8,017	10,474	15,227	(2,457)	(4,753)	(977)	(1,480)	(469)	(4,284)

Total interest-bearing deposits	10,338	13,353	20,487	(3,015)	(7,134)	(716)	(2,299)	62	(7,196)
Short-term borrowings	3	36	37	(33)	(1)	(20)	(13)	(17)	16
FHLB long-term debt	2,285	2,266	2,468	19	(202)	0	19	(235)	33
Capitalized lease obligations	166	225	288	(59)	(63)	45	(104)	(7)	(56)
Other long-term debt	1,473	1,273	1,354	200	(81)	(56)	256	(136)	55

Total interest-bearing liabilities	14,265	17,153	24,634	(2,888)	(7,481)	(747)	(2,141)	(333)	(7,148)

Net interest income	$18,859	$23,504	$22,853	$(4,645)	$651	$(2,858)	$(1,787)	$(836)	$1,487

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in its loan portfolio. The following discussion relates to the Company’s policies as presently in effect:

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

The Company’s policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collections of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on nonaccrual status.

Lending officers are responsible for the ongoing review and administration of loans assigned to them. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Directors’ Asset Quality Committee are informed of the status of delinquent and “watch” or problem loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Board of Directors as to loan charge-offs on a monthly basis.

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio, and is inherently subjective and subject to change. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level believed adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank’s Director of Risk Management and presented to the Board of Directors on a monthly basis. In addition, the Bank is in the process of engaging outside loan review consultants, on a quarterly basis, to perform an independent review of the quality of the loan portfolio.

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Alabama State Banking Department may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

At December 31, 2003, the Company’s allowance for loan losses was $14.4 million, representing an increase of $4.6 million, or 46.9%, over the allowance at December 31, 2002. The increase was a result of continued provisions for loan losses to increase the allowance for loan losses in recognition or the poor asset quality of the loan portfolio. The provision for loan losses in 2003 was $11.4 million. At December 31, 2002, the allowance for loan losses was $9.8 million which represented an increase of $2.5 million, or 34.2%, over the December 31, 2001 amount of $7.3 million. This increase in the overall level of the allowance for loan losses was primarily due to management’s decision to make continued provisions for loan losses to maintain the allowance at a level it deems appropriate to cover loan losses. This is reflective in the provisions for loan losses of $11.4 million and $10.1 million, including amounts related to discontinued operations, made by the Company in 2003 and 2002, respectively. Management continues to make provisions for current losses in the Company’s loan portfolio, as well as, any other deterioration identified, as it continues its effort to better evaluate the risks in its loan portfolio and to improve the overall credit quality of the Company. In this effort, management has increased the allowance for loan losses account as a percent of loans to reserve for potential losses in the loan portfolio by recognizing additional provisions for loan loss expense. As a percentage of total loans, net of unearned income, the allowance for loan losses increased to 4.51% at December 31, 2003, compared to 2.72% at December 31, 2002, and 1.45% at December 31, 2001. The increase in 2003 was related to Management’s determination that this level was needed to cover losses in the loan portfolio. Management believes that the Company’s allowance for loan losses at December 31, 2003 is adequate; however, no assurance can be given that additional losses may not occur or that additional provisions to the allowance for loan losses will not be necessary.

A provision for loan losses is charged against current earnings for the Company for any given period. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $11.4 million, $10.1 million and $6.3 million including amounts related to discontinued operations, in 2003, 2002 and 2001, respectively. This represented an increase of $1.3 million, or 12.9%, in 2003, and an increase of $3.8 million, or 60.3%, in 2002. The provision for loan loss increased in 2003 as a result of continued high charge offs experienced by the Company as well as management’s determination that increased levels of provision were necessary based on its assessment of the quality of the loan portfolio and inherent losses within the portfolio. The provision for loan loss in 2002 was significantly higher due to increased loan charge-offs during the year as a result of the deteriorating quality of the loan portfolio.

Loan charge-offs exceeded recoveries for the Company by $6.8 million in 2003, a slight decrease, 1.4%, from the excess experienced in 2002. The excess of loan charge-offs over recoveries during 2002 amounted to $6.9 million, which represented an increase of $735,000, or 12.0%, from excess of $6.1 million experienced during 2001. The Company’s net loan charge-offs increased in 2002 from 2001 due to continued deterioration of the Bank’s loan portfolio that resulted from poor credit and underwriting standards under previous management.

The following table sets forth certain information with respect to the Company’s loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2003:

SUMMARY OF LOAN LOSS EXPERIENCE

	2003	2002	2001	2000	1999
	(In thousands)
Allowance for loan losses at beginning of period	$9,784	$7,292	$7,107	$2,603	$2,971
Loans charged off:
Commercial, financial and agricultural.	1,203	2,033	1,056	620	282
Real estate - mortgage.	2,629	1,106	726	319	92
Consumer.	3,439	4,169	4,785	4,114	4,814

Total loans charged off	7,271	7,308	6,567	5,053	5,188

Recoveries on loans previously charged off:
Commercial, financial and agricultural	60	44	7	10	220
Real estate - mortgage.	26	57	40	2	4
Consumer.	378	343	391	256	138

Total recoveries.	464	444	438	268	362
Net loans charged off.	6,807	6,864	6,129	4,785	4,826
Reserves (sold) acquired through (branch divestitures) acquisitions	—	(752)	—	—	—
Provision for loan losses included in continuing operations	11,381	10,033	6,096	7,573	4,458
Provision for loan losses included in discontinued operations	—	75	218	1,716	—

Allowance for loan losses at end of period	$14,358	$9,784	$7,292	$7,107	$2,603

Loans at end of period	$318,028	$359,184	$501,519	$528,316	$498,726

Average loans, net of unearned income, outstanding for the period (*)	$330,941	$419,337	$516,954	$522,301	$463,298

	2003	2002	2001	2000	1999
Ratios:
Allowance for loan losses to loans, net of unearned income, at end of period	4.51%	2.72%	1.45%	1.35%	0.52%
Allowance for loan losses at end of period to average loans, net of unearned income (*)	4.34	2.33	1.41	1.36	0.56
Net charge-offs to average loans, net of unearned income (*)	2.06	1.64	1.19	0.92	1.04
Net charge-offs to allowance for loan losses, at end of period	47.41	70.16	84.05	67.33	185.40
Recoveries to prior year charge-offs	6.35	6.76	8.67	5.17	24.74

(*)	Average loans, for this purpose, includes those associated with discontinued operations.

Management allocated the allowance for loan losses to specific loan classes, as of the dates indicated, as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Domestic loans
Commercial, financial and agricultural	$2,297	16%	$2,678	27%	$802	11%	$711	10%	$234	9%
Real estate - mortgage	5,456	38	3,696	38	583	8	497	7	182	7
Consumer	6,605	46	3,410	35	5,907	81	5,899	83	2,187	84

	$14,358	100%	$9,784	100%	$7,292	100%	$7,107	100%	$2,603	100%

The Bank has been engaged in enhanced reviews of its loan approval and credit grading processes. The Bank has sought to better price its loans consistent with its costs of funds and its assessment of potential credit risk. These efforts have had the effect of slowing the Bank’s loan growth as well as resulting in a larger allowance for loan losses as risks are being identified better.

Management believes that the $14.4 million allowance for loan losses at December 31, 2003, (representing 4.51% of total outstanding loans), is adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances, generally, including current economic events, or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provisions to the allowance for loan losses.

The ratio of allowance for loan losses to total nonperforming assets increased to 59.62% at December 31, 2003 from 43.95% of total nonperforming assets, due to the increase in allowance for loan losses. The same ratio declined during 2002, from 58.37% at December 31, 2001, compared to 112.29% at December 31, 2001. The significant decline in this ratio for 2002 and 2001 resulted from the substantial increase in the Company’s nonperforming assets during 2002 and 2001 that were the result of poor credit standards of the past. The ratio of total nonperforming loans to total loans, net of unearned income, was 5.39% at December 31, 2003, an increase over the 4.06% at December 31, 2002, due to lower loan balances and higher non performing loan balances which related to loan payments, prepayments, charge-offs, foreclosures and poor asset quality. The ratio of total nonperforming loans to total loans, net of unearned income, was 1.64% at December 31, 2001. The ratio of total nonperforming assets to total assets was 4.31% at December 31, 2003, an increase over the ratio at December 31, 2002 of 3.92%, primarily due to lower total assets and higher nonperforming assets, due also to loan payments, prepayments, charge-offs, foreclosures and poor asset quality. The ratio of total nonperforming assets to total assets was 1.72% at year end 2001. There were no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed as a category of loans at December 31, 2003, 2002 and 2001. See “Financial Condition – Nonperforming Assets and Past Due Loans” above for further discussion and detail.

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

Noninterest Income

The Company’s noninterest income is comprised of the following items:

•	services charges received on deposits;

•	insurance commissions;

•	investment securities gains and losses;

•	bank club dues (representing a deposit account packaged with other financial services);

•	debt cancellation fees; and

•	other operating income, made up mostly of other fees charges to customers such as safe deposit fees, ATM fees, check cashing fees, and various other service fees.

During 2003, the Company’s noninterest income was $7.0 million, representing a decrease of $0.4 million, or 5.4%, from the noninterest income experienced by the Company in 2002. The decrease in 2003 was primarily related to lower service charge income and lower insurance commissions. Noninterest income from continuing operations for 2002 decreased approximately $687,000, or 8.4%, to $7.4 million from approximately $8.1 million in 2001. The decrease in 2002 was due mostly to lower investment securities gains. The individual components of the Company’s noninterest income are discussed and presented below.

Service charges on deposit accounts decreased 11.5% in 2003 and 6.3% during 2002. In most part, these decreases are attributable to the decline in insufficient check charges. As the Company has sought to improve quality in all areas, more stringent policies were adopted regarding overdrafts with the overall goal being to reduce credit losses. However, service charges are then negatively affected as fewer accounts are allowed to be overdrawn, thus fewer charges are collected by the Company. Insurance commissions decreased during 2003 by 8.4%. The level of insurance commissions during the past three years is primarily a result of the activities of Community Insurance Corp., a subsidiary of Community Bank, in the areas of property, casualty and life insurance. Bank club dues have decreased over the past three years by 6.6% in 2003, 11.5% during 2002, and 4.8% during 2001, primarily as a result of lower volume of the Bank’s club demand deposit accounts. Debt cancellation fees have also experienced a downward trend in the past three years, decreasing 65.7% during 2003, 40.4% during 2002, and 34.6% decrease 2001, primarily as a result of the Company’s decreased volume in debt cancellation coverage associated with a decline in Community Bank’s loan portfolio and new loan volume. Other operating income, comprised of various other service fees described above, decreased 18.5% in 2003, and decreased 8.9% in 2002. Components of other operating income reflecting decreases during 2003 and 2002 were fee income associated with wire transfers, safe deposit box rentals, and other miscellaneous service fees. The Company also recognized gains on the sale of investment securities during 2003, 2002 and 2001 as shown below. The Company was able to restructure its investment portfolio while taking gains on the sales of securities as part of the restructuring in 2003.

NONINTEREST INCOME

	Years ended December 31,			Percent Change
	2003	2002	2001	2003/2002	2002/2001
	(In thousands)
Service charges on deposits	$2,611	$2,950	$3,148	(11.5)%	(6.3)%
Insurance commissions	2,049	2,237	1,789	(8.4)	25.0
Securities gains, net	1,103	653	1,284	68.9	(49.1)
Bank club dues	409	438	495	(6.6)	(11.5)
Debt cancellation fees	80	233	391	(65.7)	(40.4)
Other operating income	762	935	1,026	(18.5)	(8.9)

	$7,014	$7,446	$8,133	(5.8)	(8.4)

Noninterest Expenses

The Company’s noninterest expenses are comprised of a variety of expenses, detailed in the table that follows. The Company’s noninterest expenses incurred during 2003 amounted to $36.2 million, representing an increase of $7.1 million, or 24.5%, over the noninterest expenses incurred during the year ended December 31, 2002, primarily related to asset impairments, litigation losses, increased insurance costs, and increased legal and other professional service fees. Noninterest expenses totaled approximately $29.1 million in 2002 and $28.8 million in 2001. These levels represent a slight increase of 1.0% during 2002. The primary component of the Company’s noninterest expenses is salaries and employee benefits, which decreased $0.7 million or 4.8%, during 2003, primarily as a result of the net effect of the termination of the former Chairman and Chief Executive Officer of the Company, offset by an increase in staff positions that were added to build a more effective management team. The Company has also centralized more backroom operations in an attempt to reduce overall staffing levels. Salaries and employee benefits increased $478,000, or 3.4%, during 2002, primarily as a result of an increase in the required funding of the Company’s Employee Stock Ownership Plan as well as increased expense recognition in the Company’s defined benefit pension plan. Director and committee fees were $0.5 million in 2003, $0.4 million in 2002, and $0.4 million in 2001. This expense remained relatively stable for 2002 and the increase experienced in 2003 was related to the increased commitment and activity of the members of the board of directors related mostly to discussions concerning ongoing litigation and various regulatory orders. Occupancy expense increased slightly in 2003 and in 2002, while furniture and equipment expenses decreased slightly in each of the same years. Losses on foreclosed assets increased substantially in both 2003 and 2002 from each prior year. The Company incurred losses on foreclosed assets during 2003 of $3.3 million, a $2.0 million increase over 2002 and $1.3 during 2002, a $1.2 million increase over 2001. The losses are a result of significant increases in foreclosed assets during 2002 and 2003 over previous years as well as higher standards by new management to ensure these assets are properly booked at their net realizable values. Losses on disposal or impairment of assets were significant in 2003 at $2.1 million as compared to a slight gain in 2002 and a slight loss in 2001. These losses occurred as the Company recognized impairment of $0.9 million in the values of three of its office buildings and $0.7 million in losses on outdated computer equipment that was replaced when the Company installed a wide area network in the fourth quarter of 2003. See Note 5 in the Company’s notes to consolidated financial statements. Litigation losses were $2.5 million in 2003 as compared to $0.6 million in 2002. These losses were accrued as a result of management’s assessment and estimate of probable losses in various lawsuits in which the Company is a party. See Note 15 in the Company’s notes to consolidated financial statements. Also, as a result of these lawsuits, as well as regulatory matters, legal fees remain at extremely high levels. Legal fees cost the Company $2.7 million in 2003, $2.0 million in 2002 and $1.9 million in 2001. Other professional services expenses for 2003 were $1.7 million, up 30.7% from $1.3 million for 2002. Professional services expense was $1.2 million in 2001. This expense increase in 2003 is attributable to the necessity to hire an outside firm to investigate payments made in connection with several construction projects of Community Bank as well as fees paid in connection with investigations and litigation to which the Company is party or in which the Company is involved.

During 2001, the Company had a write-down of approximately $2.7 million of unamortized goodwill related to 1st Community Credit Company and Community Insurance Corp., both subsidiaries of Community Bank. Management deemed the write-down necessary based on its assessment of each Company’s historical operating income. Management believes that the decision to recognize this expense was prudent. No write-downs of intangible assets occurred in 2002 or 2003.

NONINTEREST EXPENSES

	Years ended December 31,			Percent Change
	2003	2002	2001	2003/2002	2002/2001
	(In thousands)
Salaries and employee benefits	$13,763	$14,455	$13,977	(4.8)%	3.4%
Occupancy	2,351	2,276	2,191	3.3	3.9
Furniture and equipment	1,542	1,651	1,667	(6.6)	(1.0)
Director and committee fees	468	444	436	5.4	1.8
Foreclosed assets, net	3,309	1,260	57	162.6	2,110.5
Disposal or impairment of assets	2,051	(215)	66	1,054.0	(425.8)
Litigation, fraud, burglary	2,537	561	29	352.2	1,834.5
Amortization of intangibles-goodwill	—	—	478	—	(100.0)
Amortization of intangibles-other	79	77	83	2.6	(7.2)
Loss on write-down of goodwill	—	—	2,653	—	(100.0)
Advertising	44	45	35	(2.2)	28.6
Insurance	1,239	832	279	48.9	198.2
Legal fees	2,687	1,962	1,853	37.0	5.9
Other professional services	1,711	1,309	1,201	30.7	9.0
Supplies	572	590	559	(3.1)	5.5
Postage	295	289	383	(2.1)	(24.5)
Telephone	691	598	657	15.6	(9.0)
Training and education	85	35	41	142.9	(14.6)
Holding cost on foreclosed assets	297	253	61	17.4	314.8
Other	2,458	2,649	2,086	(7.2)	27.0

	$36,179	$29,071	$28,792	24.5	1.0

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to a change in economic conditions, interest rates, regulations and laws. We are inherently affected by different market risks. Our primary risk is interest rate risk. We do not conduct foreign exchange transactions or trading activities, which would produce price risk

Interest Rate Sensitivity

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and achieve reasonable stability to earnings from changes in interest rates and preserve the value of the Company’s equity. Changes in interest rates affect, among other things, the Company’s net interest income, volume of loan production and the fair value of financial instruments, as well as of the Company’s loan portfolio.

Community Bank manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee, which is referred to as “ALCO.” The ALCO meets periodically to monitor its interest rate risk exposure and implement strategies that might improve its balance sheet positioning and/or earnings. Management utilizes an Interest Rate Simulation model to estimate the sensitivity of the Bank’s net interest income and net income to changes in interest rates of given magnitudes. Such estimates are based upon a number of assumptions for each scenario, including balance sheet growth, deposit repricing characteristics and prepayment rates. Because this model involves a number of estimates and assumptions, which are inherently uncertain and subject to change, the Company makes no assurance that the model is accurate or reliable, or that the results are meaningful or reflective of any actual results.

The estimated impact on Community Bank’s net interest income sensitivity over a one year time horizon at December 31, 2003 follows. Such analysis assumes an immediate and nonparallel shift in interest rates and the Bank’s estimates of how interest-bearing transaction accounts will reprice.

INTEREST RATE SENSITIVITY

	-100 Basis Points	Level	+100 Basis Points
	(Dollars in thousands)
December 31, 2003:
Prime rate	3.00%	4.00%	5.00%

Interest income	$30,903	$32,593	$33,828
Interest expense	12,224	12,904	14,282

Net interest income	$18,679	$19,689	$19,546

Dollar change from level	$(1,010)		$(143)
Percentage change from level	(5.13)%		(0.73)%

December 31, 2002:
Prime rate	3.25%	4.25%	5.25%

Interest income	$34,342	$35,983	$37,500
Interest expense	13,109	14,131	15,352

Net interest income	$21,233	$21,852	$22,148

Dollar change from level	$(619)		$296
Percentage change from level	(2.83)%		1.35%

As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to decrease minimally, and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 5.13%. These percent changes from a level rate scenario fall comfortably within Community Bank’s ALCO policy limit of +/-10.00%.

The Company uses additional tools to manage interest rate sensitivity, and continually tries to manage and monitor its interest rate sensitivity. Attempting to manage the Company’s interest rate sensitivity is a constant challenge in a changing interest rate environment and one of the objectives of the Company’s asset/liability management strategy. The Company manages its interest rate sensitivity with monitoring tools such as GAP analysis, interest rate simulation modeling and forecasting, using both interest rate shocks and likely rate scenarios and, finally, analysis of the Company’s economic value of equity.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the Company’s assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates. Interest rates generally have been steady to lower in 2003 compared to 2002.

In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking businesses, and our stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and increased interest rates would likely reduce our earnings from such activities. Also, although earnings from the sale of residential mortgage loans in the secondary market have been insignificant to the Company’s earnings over the past two years, the income from the sale of residential mortgage loans in the secondary market could be reduced by inflationary effects.

Off-Balance Sheet Arrangements

As of December 31, 2003, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

The Company in the normal course of business is party to credit related financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters–of-credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2003	2002
	(in thousands)
Commitments to grant loans	$15,097	$15,476
Standby letters of credit	194	532

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitments amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Almost all letters-of-credit issued by the Company have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, and at December 31, 2003 and 2002 such collateral amounted to $90,180 and $233,325, respectively.

Contractual Obligations

The table below shows the Company’s future contractual obligations as of December 31, 2003:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
FHLB long-term debt	$38,000,000	$—	$—	$—	$38,000,000
Trust preferred securities	10,000,000	—	—	—	10,000,000
Other long-term debt	3,168,502	432,351	927,116	919,902	889,133
Capitalized lease obligations	6,625,493	250,932	501,864	501,864	5,370,833
Operating lease obligations	1,294,369	330,381	540,243	205,445	218,300

Total	$59,088,364	$1,013,664	$1,969,223	$1,627,211	$54,478,266

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2002 has not had a significant effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure used for business purposes that has: (a) an insufficient amount of equity to permit the entity to finance its activities, without additional subordinated financial support from other parties; or (b) a group of equity holders that lack the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; or (c) a group of entity holders who are not obligated to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. FIN 46 required a VIE to be consolidated by an investor company if the investor company, regardless of voting interests, is subject to a majority (greater than 50%) of the risk of the expected losses from the VIE’s activities or entitled to receive a majority (greater than 50%) of the VIE’s expected residual returns or both. Prior to FIN 46, a partially-owned entity was only consolidated into the investor company’s consolidated financial statements if it was controlled by the investor company through voting interests.

In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004. The Corporation intends to adopt the provisions of FIN 46 as of March 31, 2004 and does not believe the provisions will have a material impact on future operations of the Corporation.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133, and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to repurchase some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS 150 is effective at the beginning of the first interim period beginning after June 30, 2003. SFAS 150 had no effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (“SFAS 132”) (revised 2003), “Employers’ Disclosures about Pensions and Postretirement Benefits.” SFAS 132 requires additional disclosures about the assets, obligations and cash flows of defined pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Company has disclosed the required elements related to its defined benefit pension plan in Note 17 to these consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including no-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accepted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by SOP 03-3 are not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTORY DATA

The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders Community Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Community Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the year then ended December 31, 2001 were audited by other auditors whose report dated April 5, 2002 expressed an unqualified opinion on those financial statements. As discussed in Note 24 to the accompanying financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2001 to properly recognize impairment of premises and equipment, unrecorded liabilities, valuation of repossessed assets, and accounts receivable in conformity with generally accepted accounting principles. The other auditors reported on the financial statements as of and for the year ended December 31, 2001 before the restatement.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 24 to the accompanying financial statements which were applied to restate the financial statements as of and for the year ended December 31, 2001. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Carr, Riggs & Ingram, LLC

Montgomery, Alabama

April 14, 2004

Community Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Cash and due from banks	$30,370,220	$15,976,613
Interest-bearing deposits in banks and federal funds sold	14,550,000	24,230,000

Cash and cash equivalents	44,920,220	40,206,613
Securities available for sale	156,270,593	123,901,469
Loans held for sale	1,821,221	—
Loans, net of allowance for loan losses of $14,357,624 and $9,784,269	301,849,451	349,399,619
Capitalized lease receivable	2,959,818	3,053,542
Accrued interest receivable	3,260,957	4,369,748
Premises and equipment, net	22,796,143	25,435,491
Goodwill and other intangible assets, net	2,445,524	2,713,389
Foreclosed assets	6,945,494	7,676,442
Other assets	15,285,190	10,840,086

Total assets	$558,554,611	$567,596,399

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$56,255,701	$52,920,683
Interest-bearing	397,689,888	406,543,121

Total deposits	453,945,589	459,463,804
Other short-term borrowings	600,000	1,725,133
FHLB long-term debt	38,000,000	38,000,000
Capitalized lease obligations	3,976,367	4,058,169
Other long-term debt	3,168,502	3,577,687
Trust preferred securities	10,000,000	10,000,000
Accrued interest payable	4,248,861	3,622,765
Other liabilities	9,297,672	6,837,884

Total liabilities	523,236,991	527,285,442
Commitments and contingencies (Notes 13 and 15)
Stockholders’ equity
Preferred stock (par value $.10 per share; 200,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.10 per share; 20,000,000 shares authorized; 6,978,671 and 4,810,089 shares issued as of December 31, 2003 and 2002, respectively; 2,151,552 shares are exchangeable)	697,868	481,009
Additional paid-in-capital	40,996,918	30,806,862
Treasury common stock, at cost (86,888 and 23,830 shares, as of December 31, 2003 and 2002, respectively)	(894,029)	(441,768)
Retained earnings (deficit)	(2,075,986)	11,023,962
Unearned ESOP common stock (123,111 and 148,972 shares as of December 31, 2003 and 2002, respectively)	(1,741,248)	(1,999,858)
Accumulated other comprehensive income (loss)	(1,665,903)	440,750

Total stockholders’ equity	35,317,620	40,310,957

Total liabilities and stockholders’ equity	$558,554,611	$567,596,399

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31,
	2003	2002	2001
Interest income:
Loans, including fees	$27,468,365	$33,505,597	$39,938,259
Interest on investment securities:
Taxable securities	4,861,422	6,280,795	6,209,240
Tax-exempt securities	341,729	455,769	693,065
Federal funds sold	255,118	386,050	603,072
Other	198,030	29,148	43,851

Total interest income	33,124,664	40,657,359	47,487,487

Interest expense:
Deposits	10,337,974	13,352,690	20,486,605
Short-term borrowings	3,229	36,423	37,318
FHLB long-term debt	2,284,698	2,265,919	2,467,829
Capitalized lease obligations	165,713	224,846	288,095
Trust preferred securities	1,283,055	1,189,936	1,121,213
Other long-term debt	190,147	82,918	233,315

Total interest expense	14,264,816	17,152,732	24,634,375

Net interest income.	18,859,848	23,504,627	22,853,112
Provision for loan losses	11,381,491	10,032,545	6,095,629

Net interest income, after provision for loan losses	7,478,357	13,472,082	16,757,483

Noninterest income:
Service charges on deposits	2,610,900	2,949,665	3,148,378
Insurance commissions.	2,048,840	2,237,051	1,788,551
Bank club dues	409,065	437,977	495,208
Debt cancellation fees	80,383	233,142	391,104
Securities gains, net	1,102,967	653,442	1,283,945
Other	761,909	934,242	1,025,522

Total noninterest income	7,014,064	7,445,519	8,132,708

Noninterest expense:
Salaries and employee benefits	13,763,416	14,454,500	13,977,467
Occupancy	2,350,594	2,275,815	2,191,388
Furniture and equipment	1,541,945	1,650,657	1,666,517
Insurance	1,239,043	832,000	279,164
Director and committee fees	467,767	443,600	436,199
Professional services	4,398,346	3,271,173	3,054,277
Foreclosed assets, net	3,308,917	1,260,312	56,576
Disposal or impairment of assets	2,051,106	(214,614)	66,482
Litigation, fraud or burglary	2,537,483	560,871	28,814
Other	4,520,678	4,536,226	7,035,514

Total noninterest expense	36,179,295	29,070,540	28,792,398

Loss from continuing operations before income taxes	(21,686,874)	(8,152,939)	(3,902,207)
Income taxes	8,586,926	3,129,806	1,520,856

Loss from continuing operations	(13,099,948)	(5,023,133)	(2,381,351)

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income - continued

	Years ended December 31,
	2003	2002	2001
Discontinued operations:
Income from operations of divested branches (2002 includes gain on disposal of $8,071,985)	—	8,504,062	1,489,591
Income taxes	—	(2,576,731)	(531,124)

Net income (loss)	$(13,099,948)	$904,198	$(1,422,884)

Loss per share - Loss from continuing operations:
Basic	$(2.79)	$(1.08)	$(0.52)
Diluted	$(2.79)	$(1.08)	$(0.52)

Earnings (loss) per share - Net income (loss):
Basic	$(2.79)	$0.19	$(0.31)
Diluted	$(2.79)	$0.19	$(0.31)

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2003, 2002 and 2001

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Treasury Common Stock	Retained Earnings	Unearned ESOP Common Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2000	4,674,995	$467,499	$29,804,921	$(396,768)	$11,542,648	$(2,574,002)	$397,321	$39,241,619

Comprehensive income:
Net loss - 2001	—	—	—	—	(1,422,884)	—	—	(1,422,884)
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax effect	—	—	—	—	—	—	(641,423)	(641,423)

Total comprehensive loss								(2,064,307)

Common stock options exercised	121,675	32,956	3,708,944	—	—	—	—	3,741,900
Common stock used by optionees to purchase options when fair value was $18 per share	—	(20,788)	(3,721,112)	—	—	—	—	(3,741,900)
Tax benefit on stock options	—	—	751,556	—	—	—	—	751,556
Common stock issued in lieu of cash paid for directors’ fees at $18 per share	11,661	1,166	208,699	—	—	—	—	209,865
Release of ESOP common stock	—	—	—	—	—	256,100	—	256,100

Balance at December 31, 2001	4,808,331	480,833	30,753,008	(396,768)	10,119,764	(2,317,902)	(244,102)	38,394,833

Comprehensive income:
Net income - 2002	—	—	—	—	904,198	—	—	904,198
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—	—	—	—	1,757,132	1,757,132
Change in additional pension liability net of tax effect	—	—	—	—	—	—	(1,072,280)	(1,072,280)

Total comprehensive income								1,589,050

Reclassification adjustment for inventory of unreleased common stock	—	—	(65,094)	—	—	65,094	—	—
Common stock retired	(17,922)	(1,792)	—	—	—	—	—	(1,792)
Common stock issued in lieu of cash paid for directors’ fees at $18 per share	19,680	1,968	194,833	—	—	—	—	196,801
Release of ESOP common stock	—	—	(75,885)	—	—	252,950	—	177,065
Treasury common stock acquired through debts previously contracted	—	—	—	(45,000)	—	—	—	(45,000)

Balance at December 31, 2002	4,810,089	481,009	30,806,862	(441,768)	11,023,962	(1,999,858)	440,750	40,310,957

Comprehensive income:
Net loss - 2003	—	—	—	—	(13,099,948)	—	—	(13,099,948)
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—	—	—	—	(2,115,156)	(2,115,156)
Change in additional pension liability net of tax effect	—	—	—	—	—	—	8,503	8,503

Total comprehensive loss								(15,206,601)

Issuance of common stock at $5.35 per share	2,151,552	215,156	11,295,653	—	—	—	—	11,510,809
Common stock issuance costs	—	—	(1,145,528)	—	—	—	—	(1,145,528)
Common stock issued in lieu of cash paid for directors’ fees at $7.00 per share	17,030	1,703	117,514	—	—	—	—	119,217
Release of ESOP common stock	—	—	(77,583)	—	—	258,610	—	181,027
Treasury common stock acquired through debts previously contracted	—	—	—	(452,261)	—	—	—	(452,261)

Balance at December 31, 2003	6,978,671	$697,868	$40,996,918	$(894,029)	$(2,075,986)	$(1,741,248)	$(1,665,903)	$35,317,620

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$(13,099,948)	$904,198	$(1,422,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	11,381,491	10,107,671	6,313,940
Depreciation and amortization	1,760,925	1,962,459	2,572,472
Net amortization of securities.	999,262	350,461	159,957
Deferred tax benefit	(4,121,696)	(573,197)	(914,941)
Goodwill impairment	—	—	2,652,620
Realized investment security gains.	(1,102,967)	(653,442)	(1,283,945)
Gain on sale of branches	—	(8,071,985)	—
Loss (gain) on sale or impairment of premises and equipment	1,730,688	(214,614)	66,482
Realized losses on foreclosed assets	3,308,917	1,260,312	—
Decrease in accrued interest receivable.	1,108,791	2,038,029	1,371,278
Increase (decrease) in accrued interest payable	626,096	(121,194)	(975,725)
Other	4,004,149	(5,195,659)	1,225,955

Net cash provided by operating activities	6,595,708	1,793,039	9,765,209

Investing activities:
Proceeds from sales, calls and pay downs of securities available for sale	113,456,934	88,623,292	86,418,413
Proceeds from maturity of securities available for sale	18,400,000	15,000,000	2,500,000
Purchase of securities available for sale	(167,647,610)	(102,613,924)	(108,972,949)
Cash disbursed in settlement of branch divestitures	—	(32,054,765)	—
Loan originations and principal collections, net	28,147,440	37,327,124	16,968,554
Proceeds from sale of premises and equipment.	135,492	1,561,134	108,075
Additions to premises and equipment	(1,047,599)	(846,654)	(2,612,433)
Net proceeds from sale of foreclosed assets	3,323,079	982,581	1,292,223

Net cash provided (used) by investing activities	(5,232,264)	7,978,788	(4,298,117)

Financing activities:
Net increase (decrease) in demand deposits, NOW accounts, savings and time open deposit accounts	47,200,514	(2,598,896)	21,905,506
Net decrease in certificates of deposit	(52,718,729)	(16,563,095)	(5,100,244)
Net increase (decrease) in short-term borrowings	(1,125,133)	(2,634,794)	2,094,696
Decrease in capitalized lease obligations	(81,802)	(93,589)	(84,149)
Repayment of long-term debt	(409,185)	(911,848)	(752,504)
Issuance of common stock, net of transaction costs.	10,484,498	—	—

Net cash provided (used) by financing activities	3,350,163	(22,802,222)	18,063,305

Net change in cash and cash equivalents	4,713,607	(13,030,395)	23,530,397
Cash and cash equivalents, beginning of year	40,206,613	53,237,008	29,706,611

Cash and cash equivalents, end of year	$44,920,220	$40,206,613	$53,237,008

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - continued

	Years ended December 31,
	2003	2002	2001
Supplemental cash flow disclosures:
Interest paid on deposits and borrowed funds	$13,638,720	$17,929,967	$32,563,802
Income taxes paid (refunded)	(1,376,570)	2,266,517	(1,082,900)

Schedule of non-cash investing and financing activities:
Foreclosure of other real estate owned	6,911,778	4,867,504	4,411,029
Foreclosure of other assets	2,494,619	3,215,025	3,777,599
Loan charge-offs, net of recoveries	6,808,136	6,863,579	6,129,000

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations: Community Bancshares, Inc. and its subsidiaries (the “Company”) provide a full range of banking services to individual and corporate customers in nine counties in north Alabama – Blount, Cullman, Dekalb, Etowah, Lauderdale, Limestone, Madison, Marshall and Morgan Counties; two counties in northwest Alabama – Marion and Winston Counties; and two counties in southwest Alabama – Marengo and Perry Counties. Community Bancshares, Inc. conducts its operations through Community Funding Corporation and Community Bank and its subsidiaries, 1st Community Credit Corporation, Community Insurance Corp., Southern Select Insurance, Inc., and Community Appraisals, Inc. collectively (the “Bank”).

Principles of Consolidation: The consolidated financial statements include the accounts of Community Bancshares, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, contingency reserves and asset impairments.

Significant Group Concentrations of Credit Risk: Most of the Company’s activities are with customers located within Alabama. Note 3 discusses the types of securities in which the Company invests and Note 4 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in banks and federal funds sold.

Securities: Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held For Sale: Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to the allowance for loan losses.

Mortgage loans held for sale are generally sold together with the related mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Loans: The Company provides mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in Alabama. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that a loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For any such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Off-Balance Sheet Credit Related Financial Instruments: In the ordinary course of its business, the Company has entered into commitments to extend credit, including loan commitments, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Derivative Financial Instruments: On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

Interest Rate Swap Agreements:

For asset/liability management purposes, the Company may use interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

From time to time, the Company may utilize interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate a “cash flow hedge,” and to convert a portion of its fixed rate loans to a variable rate a “fair value hedge.” Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged.

Under SFAS 133, the gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized immediately in earnings in the same accounting period. The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized immediately in earnings.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific effectiveness tests (i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge. Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments. If periodic assessment indicates derivatives no longer provide an effective hedge, then the derivatives contracts would be closed out and settled, or classified as a trading activity.

Beginning January 1, 2001, in accordance with SFAS 133, hedges of variable rate debt are accounted for as cash flow hedges, with changes in fair value recorded in derivative assets or liabilities and other comprehensive income. The net settlement (upon close out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedges debt. Hedges of fixed rate loans are accounted for as fair value hedges, with changes in fair value recorded in derivative assets or liabilities and loan interest income. The net settlement (upon close out or termination) that offsets changes in the value of the loans adjusts the basis of the loans and is deferred and amortized to loan interest income over the life of the loans. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in non-interest income.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Foreclosed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Premises and Equipment: Land is carried at cost. Building, furniture and equipment are stated at cost less accumulated depreciation generally computed using the straight-line method over the estimated useful lives of the assets.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of the costs of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Under the provisions of SFAS 142, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead are tested for impairment as of the date of adoption and at least annually. The standard also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment if a triggering event occurs, as described by Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over a 25 year period. Prior to the adoption of SFAS 142, the Company’s goodwill was amortized over a period up to 25 years using the straight-line method or an accelerated method, as applicable.

Stock Compensation Plans: Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option program have no intrinsic value at the grant date, and under APB 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied utilizing the Black-Scholes valuation method. The pro forma disclosures include the effects of all unexpired awards granted. See Note 19.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Earnings per Common Share: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	Years ended December 31,
	2003	2002	2001
Net income (loss)	$(13,099,948)	$904,198	$(1,422,884)
Less: preferred stock dividends	—	—	—

Net income (loss) applicable to common stock	(13,099,948)	904,198	(1,422,884)

Weighted average number of common shares outstanding	4,695,380	4,642,182	4,572,301
Effect of dilutive options	—	—	—

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	$4,695,380	4,642,182	4,572,301

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

Debt Cancellation Contracts: The Company began issuing debt cancellation contracts on certain loans to customers as of October 1, 1995. The contract represents an agreement by the Company to cancel the debt of the borrower upon said borrower’s death. The Company charges fees equivalent to that authorized by the state banking authorities and establishes a reserve account, from fees collected, to cover potential claims. The reserve for debt cancellation contracts totaled $269,862 and $231,764 at December 31, 2003 and 2002, respectively.

Advertising Costs: Advertising costs are expensed as incurred.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The components of other comprehensive income, and related tax effects, are as follows:

	December 31,
	2003	2002	2001
Unrealized holding gains on available for sale securities	$(2,422,292)	$3,581,995	$214,906
Reclassification adjustment for gains realized in income	(1,102,967)	(653,442)	(1,283,945)

Net unrealized gains	(3,525,259)	2,928,553	(1,069,039)
Tax effect	1,410,103	(1,171,421)	427,616

Net of tax amount	(2,115,156)	1,757,132	(641,423)

Additional minimum pension liability	76,057	(1,696,906)	—
Tax effect	(67,554)	624,626	—

Net of tax amount	8,503	(1,072,280)	—

	$(2,106,653)	$684,852	$(641,423)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
	2003	2002	2001
Net unrealized gain (loss) on securities available for sale	$(1,003,543)	$2,521,716	$(406,837)
Tax effect	401,417	(1,008,686)	162,735

Net of tax amount	(602,126)	1,513,030	(244,102)

Additional pension minimum liability recognition	(1,772,963)	(1,696,906)	—
Tax effect	709,186	624,626	—

Net of tax amount	(1,063,777)	(1,072,280)	—

Accumulated other comprehensive income (loss)	$(1,665,903)	$440,750	$(244,102)

Reclassification: Certain amounts in 2002 and 2001 have been reclassified to conform with the 2003 presentation.

Recent Accounting Pronouncements:

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2002 has not had a significant effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure used for business purposes that has: (a) an insufficient amount of equity to permit the entity to finance its activities, without additional subordinated financial support from other parties; or (b) a group of equity holders that lack the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; or (c) a group of entity holders who are not obligated to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. FIN 46 required a VIE to be consolidated by an investor company if the investor company, regardless of voting interests, is subject to a majority (greater than 50%) of the risk of the expected losses from the VIE’s activities or entitled to receive a majority (greater than 50%) of the VIE’s expected residual returns or both. Prior to FIN 46, a partially-owned entity was only consolidated into the investor company’s consolidated financial statements if it was controlled by the investor company through voting interests.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004. The Corporation intends to adopt the provisions of FIN 46 as of March 31, 2004 and does not believe the provisions will have a material impact on future operations of the Corporation.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133, and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to repurchase some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS 150 is effective at the beginning of the first interim period beginning after June 30, 2003. SFAS 150 had no effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (“SFAS 132”) (revised 2003), “Employers’ Disclosures about Pensions and Postretirement Benefits.” SFAS 132 requires additional disclosures about the assets, obligations and cash flows of defined pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Company has disclosed the required elements related to its defined benefit pension plan in Note 17 to these consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including no-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accepted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by SOP 03-3 are not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 2 - Restrictions on Cash and Amounts Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2003 and 2002, these reserve balances amounted to $114,000 and $175,000, respectively.

Note 3 - Investment Securities

At December 31, 2003 and 2002, the Company’s investment securities are categorized as available for sale and, as a result, are stated at their fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity (accumulated other comprehensive income), until realized.

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2003:
U. S. Government and agency securities	$61,719,481	$240,279	$744,208	$61,215,552
State and municipal securities	6,525,328	61,457	159,279	6,427,506
Mortgage-backed securities.	87,024,327	391,669	793,461	86,622,535
Federal Home Loan Bank stock	2,005,000	—	—	2,005,000

Total	$157,274,136	$693,405	$1,696,948	$156,270,593

As of December 31, 2002:
U. S. Government and agency securities	$6,330,000	$192,832	$—	$6,522,832
State and municipal securities	7,176,984	44,616	165,962	7,055,638
Mortgage-backed securities.	105,084,669	2,511,395	61,165	107,534,899
Federal Home Loan Bank stock	2,788,100	—	—	2,788,100

Total	$121,379,753	$2,748,843	$227,127	$123,901,469

An investment security issued by Hartselle Utilities is carried at a value of $4,497,973 and $4,680,547 at December 31, 2003 and 2002, respectively, which exceed 10% of total stockholder’s equity. The carrying value of securities pledged to secure public funds and other borrowings as required or permitted by law, were $125,511,671 and $71,663,190 at December 31, 2003 and 2002, respectively.

The amortized cost and fair value of available for sale securities by contractual maturity at December 31, 2003 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Within one year or less	$5,010	$5,025
After one year through five years	50,749	50,273
After five years through ten years	31,848	31,362
After ten years	67,662	67,606
Other securities	2,005	2,005

Total	$157,274	$156,271

Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

For the years ended December 31, 2003, 2002, and 2001, proceeds from sales of securities available for sale amounted to $70,820,527, $47,088,376 and $38,504,782, respectively. Gross realized gains and losses on available for sale securities for each of the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Gross realized gains	$1,213,815	$670,565	$1,283,945
Gross realized losses	(110,848)	(17,123)	—

Net realized gains	1,102,967	653,442	1,283,945
Related income taxes	(441,187)	(261,377)	(513,578)

Net realized gains after related income taxes	$661,780	$392,065	$770,367

Information pertaining to securities with gross unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than twelve months		Over twelve months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities:
U.S. Government and federal agency	$744	$25,094	$—	$—
State and municipals	—	—	159	1,041
Mortgage-backed	782	66,420	12	1,530
Other	—	—	—	—

Total debt securities	1,526	91,514	171	2,571
Marketable equity securities	—	—	—	—

Total securities available for sale	$1,526	$91,514	$171	$2,571

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2003, one debt security had an unrealized loss with an aggregate depreciation of 5% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 4 – Loans

A summary of the balances of loans follows:

	December 31,
	2003	2002
Commercial, financial and agricultural	$73,746,045	$101,841,274
Real estate - construction	3,385,670	2,016,539
Real estate - mortgage	176,096,854	174,774,616
Installment loans to individuals	62,826,534	80,596,466
Unamortized premiums on loans	184,302	—
Unearned income	(32,330)	(45,007)

Total loans	316,207,075	359,183,888
Allowance for loan losses	(14,357,624)	(9,784,269)

Net loans	$301,849,451	$349,399,619

An analysis of the allowance for loan losses for each of the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003	2002	2001
Balance at beginning of year	$9,784,269	$7,292,370	$7,107,430
Discontinued operations	—	(752,193)	—
Loans charged-off	(5,375,391)	(7,307,862)	(6,567,136)
Writedowns arising from transfers of loans to held for sale	(1,896,469)	—	—
Recoveries of loans previously charged off	463,724	444,283	438,136
Provision for loan losses included in continuing operations	11,381,491	10,032,545	6,095,629
Provision for loan losses included in discontinued operations	—	75,126	218,311

Balance at end of year	$14,357,624	$9,784,269	$7,292,370

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2003	2002
	(in thousands)
Impaired loans without a valuation allowance	$—	$10,134
Impaired loans with a valuation allowance	14,601	1,782

Total impaired loans	$14,601	$11,916

Valuation allowance related to impaired loans	$6,949	$969

Total nonaccrual loans	$14,138	$10,099
Total loans past due ninety days or more and still accruing	$611	$1,241

	Years ended December 31,
	2003	2002	2001
Average investment in impaired loans	$14,114,000	$9,051,187	$3,555

No additional funds are committed to be advanced in connection with impaired loans.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 5 - Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2003	2002
Land	$2,475,057	$2,544,557
Bank premises	20,565,830	21,380,949
Furniture and fixtures	8,848,074	10,060,496
Automobiles	663,876	1,459,002
Leasehold improvements	262,538	369,402

	32,815,375	35,814,406
Accumulated depreciation	(10,019,232)	(10,378,915)

	$22,796,143	$25,435,491

Depreciation expense included in the consolidated statements of income caption “occupancy expense” and “furniture and equipment expense” was $1,680,947, $1,823,520 and $2,058,787 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company capitalized no interest costs in 2003 or 2002.

During 2003, the Company assessed its branch offices and decided to dispose of certain office buildings. All three, have been classified as held for sale under SFAS 144 and are recorded at fair value less estimated costs to sell as of the balance sheet date. Future depreciation will cease while these assets are classified as held for sale. A loss shall be recognized for any subsequent decreases in fair value and a gain shall be recognized for any subsequent increases in fair value, but not in excess of the cumulative loss previously recognized. A description of the facts and circumstances leading to the expected disposal as well as the expected manner and timing of these disposals is set forth below.

Community Insurance Corp. owns a 12,000 square foot building located in Huntsville, Alabama. Because the agency’s staff of 20 requires only 6,000 to 7,000 square feet of space to operate, management decided to sell the building and either rent only the space needed from the new owner or find another suitable space in Huntsville. The property has been listed with a realtor, is being actively marketed and is expected to sell within a year.

Community Bank has a branch office in a Wal-Mart Superstore in Hartselle, Alabama. Marginal profitability led to management’s decision to close the facility. Because Community Bank leases this facility, management decided in the fourth quarter of 2003 to abandon the office leaving the leasehold improvements attached to the facility. Management expects to abandon the property by June 30, 2004.

Community Bank also has two branch offices in Demopolis, Alabama that are located within two miles of each other. Because of net losses in the Demopolis market, management decided to sell the one location to reduce overhead expense. During the fourth quarter of 2003, the Company’s management initiated the process with a real estate broker who services the area and intends to dispose of the property by December 31, 2004.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

A summary of premises and equipment held for sale follows:

	Insurance Building	Hartselle Wal-Mart Leasehold Building	Demopolis Building
Cost	$1,209,199	$97,732	$824,981
Accumulated depreciation	(66,857)	(32,161)	(79,148)
Loss due to impairment from classification to held for sale	(292,342)	(65,571)	(570,484)

Carrying value, December 31, 2003	$850,000	$—	$175,349

The losses due to impairment from classification to held for sale are included in the line item disposal or impairment of assets on the Company’s consolidated statements of income.

The Company installed a wide area network in the fourth quarter of 2003 which made useless a portion of its existing computer equipment. This equipment had remaining book value in which the Company recognized as a loss on disposal or impairment of assets. The loss recognized was $659,603.

Note 6 – Goodwill and Other Intangible Assets

Upon the adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing its goodwill, which decreased noninterest expense and reduced the net loss in 2003 and increased net income in 2002, respectively, as compared to 2001. The following table shows the pro forma effect of applying SFAS 142 to the 2001 period.

	Years ended December 31,
	2003	2002	2001
Reported net income (loss)	$(13,099,948)	$904,918	$(1,422,884)
Add back: goodwill amortization	—	—	478,487

Adjusted net income (loss)	$(13,099,948)	$904,198	$(944,397)

Basic earnings per share:
Reported net income (loss)	$(2.79)	$0.19	$(0.31)
Add back: goodwill amortization	—	—	0.10

Adjusted net income (loss)	$(2.79)	$0.19	$(0.21)

Diluted earnings per share:
Reported net income (loss)	$(2.79)	$0.19	$(0.31)
Add back: goodwill amortization	—	—	0.10

Adjusted net income (loss)	$(2.79)	$0.19	$(0.21)

A summary of goodwill by line of business follows:

	January 1, 2003	Goodwill acquired	Impairment Losses	December 31, 2003
Commercial banking	$1,792,807	$—	$—	$1,792,807
Parent and other	—	—	—	—

Total	$1,792,807	$—	$—	$1,792,807

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The Company has finite-lived intangible assets capitalized on its balance sheet in the form of core deposits. Amortizable intangible assets at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Core deposits
Gross carrying amount	$1,985,413	$1,985,413
Accumulated amortization	(1,332,696)	(1,253,281)

Net carrying amount	652,717	732,132

Other intangibles (pension)
Gross carrying amount	—	188,450
Accumulated amortization	—	—

Net carrying amount	—	188,450

Total finite-lived intangibles
Gross carrying amount	1,985,413	2,173,863
Accumulated amortization	(1,332,696)	(1,253,281)

Net carrying amount	$652,717	$920,582

Acquired goodwill and other intangible assets at December 31, 2003 are detailed as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable amortizing assets	$1,985,413	$1,332,696	$652,717
Nonamortizing goodwill	2,851,372	1,058,565	1,792,807

Total acquired intangible asset	$4,836,785	$2,391,261	$2,445,524

Amortization expense on finite-lived intangible assets for the periods ended December 31, 2003, 2002 and 2001 totaled $79,416, $76,797 and $561,798, respectively. In 2001, the Company recorded an impairment of goodwill of $2,652,620, which represented the unamortized goodwill related to the Company’s wholly-owned subsidiaries, 1st Community Credit Company and Community Insurance Corp. Aggregate annual amortization expense of currently recorded core deposits and other intangibles is expected to be $79,417 for each year ended December 31, 2004 through 2008.

Note 7 - Deposits

The major classifications of deposits as of December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
Noninterest-bearing demand	$56,255,701	$52,313,987
Interest-bearing demand	106,705,747	77,528,677
Savings	71,808,877	57,727,147
Time	149,827,870	185,882,451
Certificates of deposit of $100,000 or more	53,962,394	70,626,542
Other time deposits	15,385,000	15,385,000

Total deposits	$453,945,589	$459,463,804

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

At December 31, 2003, the scheduled maturities of time deposits were as follows:

2004	$122,080,566
2005	26,613,514
2006	7,180,095
2007	48,779,698
2008	14,369,675
Thereafter	151,716

Total	$219,175,264

Note 8 - Short-term Borrowings

Short-term borrowings at December 31, 2003 and 2002 consisted of the U.S. Treasury Tax and Loan Note Option account of $600,000 and $1,725,133, respectively. The Company had no federal funds purchased or overnight funds purchased at December 31, 2003 and 2002, but had $5,000,000 available lines to purchase federal funds on a secured basis from a commercial bank at year end 2003 and 2002.

Note 9 - Long-Term Debt

On December 17, 1992, the Company entered into a loan agreement with a regional bank for a line of credit up to $6,500,000. At December 31, 2002, the loan was paid in full. The loan was due December 17, 2002, bearing interest at a floating prime rate, collateralized by 100% of the common stock of Community Bank. The note agreement contained provisions, that limited the Company’s right to transfer or issue shares of Community Bank’s stock. Upon receipt of full payment, the lender did not release the Community Bank stock held as collateral on the note because the Company was obligated to this lender as a guarantor on the ESOP loan discussed in the following paragraph. The lender retained the Community Bank stock as security on the guarantee of the ESOP loan.

On November 3, 1993, the Trustees of the Company’s Employee Stock Option Plan (“ESOP”) executed a promissory note in order to purchase common stock in the Company’s public offering of new common stock. The promissory note had been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. The note bears interest at a floating rate, with principal and interest payments due monthly through September 2008, with all remaining principal, if any, due upon that date. At December 31, 2003, the monthly payment was $33,852. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company’s statement of condition, with an offsetting charge against equity. As principal payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a pro-rata basis by the lender as monthly payments of principal and interest are made. The outstanding balance of this note was $1,758,291 and $2,083,342 at December 31, 2003 and 2002, respectively, secured by 123,111 and 148,972, respectively, of unreleased shares of the Company’s common stock. See Note 18.

On October 4, 1994, the Company entered into a 20 year, subordinated installment capital note due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments of $15,506 are made on the note, which bears interest at the fixed annual rate of 7%. The Company maintains the right to prepay the note at its sole discretion. The balance of the note was $1,410,211 and $1,494,345 at December 31, 2003 and 2002, respectively.

Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and, since 1999, has been approved to borrow up to $38.0 million under the FHLBA’s “Convertible Advance Program.” As of December 31, 2003, Community Bank had borrowed the entire $38.0 million available under this program. These borrowings accrue interest at a fixed rate of 5.93% per annum and have a final maturity of March 1, 2010. These borrowings are subject to a call feature upon every quarterly payment date during the life of the obligation. The first call date for this advance was March 1, 2001, and the advance has not been called to date. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan and investment portfolios. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

In March 2000, the Company completed an offering of $10,000,000 of trust preferred securities, pursuant to which:

•	The Company organized a Delaware statutory business trust called Community (AL) Capital Trust I, or the “Trust,” governed by an Amended and Restated Declaration Trust;

•	The Company issued and sold to the Trust approximately $10,310,000 in aggregate principal amount of unsecured junior subordinated debentures, which were issued under an Indenture, and which represent the sole assets of the Trust;

•	The Trust issued and sold:

•	$10,000,000 of preferred capital securities, or “trust preferred securities,” representing undivided beneficial interests in the assets of the Trust, to a third party special purpose company, which in turn pooled the trust preferred securities together with similar securities of other issuers and sold certificates representing interests in that closed-end, unmanaged pool to investors; and the Trust used the proceeds from the sale of the trust preferred securities to the pool to purchase the debentures from us; and

•	$310,000 of its common securities to us, which represent all of the Trust’s outstanding common securities; and

•	pursuant to a Guarantee Agreement, the Company full and unconditionally guaranteed the payments of all amount due on the trust preferred securities, which guarantee is limited to the extent the Trust has funds available for payment of distributions.

Both the debentures and the trust preferred securities accrue and pay interest semiannually at a rate of 10.875% per annum and have a maturity date of March 8, 2030, at which time the principal amount of the debentures becomes due and the trust preferred securities become mandatorily redeemable by us. When the Company makes payments to the Trust, as the holder of the debentures, the Trust, in turn, makes payments to the pool, as the holder of the trust preferred securities. The debentures represent the sole asset of the Trust. The debentures and related income statement effects are eliminated in the Company’s consolidated financial statements. The Company is entitled to treat the aggregate liquidation amount of the debentures as Tier 1 capital under Federal Reserve guidelines.

Under the terms of the indenture governing the debentures, the Company may elect to defer payments of interest due on the debentures for up to ten consecutive semiannual payment periods. The Company has elected to defer the March 2002, September 2002, March 2003, and September 2003 interest payments and may elect to defer future payments based upon on future liquidity needs when those payments become due. Interest continues to accrue, on a compounded basis, on any interest payments that are deferred.

As of December 31, 2003, the aggregate deferred interest payments owed by the Company on the junior subordinated debentures totaled $2,784,617. In accordance with the terms of the indenture, the Company is restricted, during any period of time that it has deferred interest payments due upon the debentures, from paying dividends to stockholders or making payments on any debt that ranks equal with or junior to the debentures.

The trust preferred securities are mandatorily redeemable upon their maturity, or upon their earlier redemption as provided in the indenture. Additionally, the Company has the right to redeem the debentures purchased by the Trust:

•	in whole or in part, on or after, but not at any time before, March 8, 2010; and

•	in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a “tax-event,” “capital treatment event” or “investment company event,” as those terms are defined in the indenture.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

As specified in the indenture, if the debentures are redeemed prior to maturity, then the redemption price will be a percentage of the principal amount, ranging from 105.438% during the 12 months following March 8, 2010 to 100.00% following March 8, 2010, plus any accrued but unpaid interest due on the debentures at the time of redemption. If the debentures are redeemed prior to March 8, 2010 following a “tax event,” “capital treatment event” or “investment company event,” the redemption price will be the greater of (i) 100% of the principal amount of debentures redeemed, and (ii) the present value of the remaining principal and interest payments between the redemption date and March 8, 2010, plus, in either case, any accrued but unpaid interest due on the debentures at the time of redemption.

Maturities and stated calls of long-term debt and FHLB borrowings following December 31, 2003, are as follows:

	Notes Payable	FHLB Borrowings	Trust Preferred Securities
Due in 2004	$432,351	$—	$—
Due in 2005	452,808	—	—
Due in 2006	474,308	—	—
Due in 2007	496,905	—	—
Due in 2008	422,997	—	—
Due thereafter	889,133	38,000,000	10,000,000

Total long-term debt	$3,168,502	$38,000,000	$10,000,000

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 10 - Income Taxes

The components of income tax expense (benefit) for each of the years ended December 31, 2003, 2002 and 2001 were:

	2003	2002	2001
Currently payable
Federal	$(3,632,143)	$(50,736)	$(64,666)
State	(833,087)	70,858	(10,125)
Deferred	(4,121,696)	(573,197)	(914,941)

Total	$(8,586,926)	$(553,075)	$(989,732)

The provision for income taxes is presented in the income statement as follows:

	Years ended December 31,
	2003	2002	2001
Continuing operations	$(8,586,926)	$(3,129,806)	$(1,520,856)
Discontinued operations	—	2,576,731	531,124

Total	$(8,586,926)	$(553,075)	$(989,732)

Components of the Company’s deferred tax assets were as follows:

	December 31,
	2003	2002
Deferred tax assets
Net unrealized losses (gains) on securities, available for sale	$401,417	$—
Pension expense and benefits	498,742	536,561
Provision for loan losses	4,597,793	3,196,573
Intangibles	470,039	604,351
Provision for debt cancellation	98,958	84,756
Alternative minimum tax credit carryforward	—	35,143
Net operating loss carryforward	776,721	64,010
Foreclosed assets	1,124,454	441,106
Minimum pension liability	733,456	624,626
Litigation reserves	928,054	—
Impaired assets	316,398	—

Total deferred tax assets	9,946,032	5,587,126

Deferred tax liabilities
Net unrealized losses (gains) on securities, available for sale	—	(1,008,687)
Depreciation	(833,401)	(1,094,377)
Other	(68,291)	(52,339)

Total deferred tax liabilities	(901,692)	(2,155,403)

Net deferred tax asset	$9,044,340	$3,431,723

The net deferred tax asset is included as a component of other assets in the Company’s consolidated balance sheet.

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense. The primary reason for this difference is tax-exempt interest income and disallowed interest expense.

Tax effects of securities transactions resulted in an increase in income taxes for 2003, 2002 and 2001 of $441,187, $261,377 and $513,578, respectively.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 11 - Leases

The Company has operating lease agreements involving land, buildings and equipment. The operating leases are noncancellable and expire on various dates through the year 2018. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. Options to purchase are also included in some leases. For the years ended December 31, 2003, 2002, and 2001, rental expense for operating leases was approximately $445,000, $467,000 and $560,000, respectively.

During 2000, Community Bank entered into sale/leaseback arrangements on its Hamilton, Alabama and Boaz, Alabama bank locations. Due to the structure of these transactions, the leases qualified and have been accounted for under capitalized lease rules. On May 31, 2002, the purchaser of Community Bank’s Marshall County branch offices assumed the Company’s lease on the Boaz, Alabama location. The balances of the capitalized lease asset and capitalized lease obligation assumed by the purchaser were as follows:

Capitalized lease asset	$1,577,222
Accumulated depreciation	(157,722)

Net capitalized lease asset	$1,419,500

Capitalized lease obligation	$1,614,318

A gain of $194,818 was recognized in the year ended December 31, 2002 to account for the sale of the asset and the release of the obligation and is netted in “disposal or impairment of assets” on the Company’s consolidated statements of income.

The following is an analysis of the leased property under capital leases by major classes:

	Asset Balances at December 31,
	2003	2002
Buildings	$3,727,903	$3,727,903
Accumulated depreciation	(445,277)	(321,013)

	$3,282,626	$3,406,890

The following is a schedule by year of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments as of December 31, 2003:

	Related Party Operating	Total Operating	Capitalized
Years ending December 31,
2004	$9,600	$330,381	$250,932
2005	9,600	312,497	250,932
2006	2,400	227,746	250,932
2007	—	137,036	250,932
2008	—	68,409	250,932
Thereafter	—	218,300	5,370,833

Total minimum lease payments	$21,600	$1,294,369	6,625,493

Amount representing interest			(2,649,126)

Present value of net minimum lease payments			$3,976,367

On May 31, 2002, the purchaser of Community Bank’s Marshall County branch offices acquired the land, building and land improvements located in Albertville, Alabama under a sales type lease. The lease agreement calls for 60 payments of $14,000 per month beginning June 1, 2002. The lease ends on May 31, 2007 and is subject to options which give the right for the seller to require the purchaser to purchase the property and gives the right to the purchaser to require the seller to sell the property. The purchase price upon option by either party is $2,621,544. This lease/sale qualifies and is accounted for under capitalized lease rules.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The following is a schedule by year of the future minimum lease payments to be received by Community Bank together with the present value of the net minimum lease payments as of December 31, 2003:

Years ending December 31,
2004	$168,000
2005	168,000
2006	168,000
2007	168,000
2008	2,523,591

Total minimum lease payments	3,195,591
Amount representing interest	(235,773)

Present value of net minimum lease payments	$2,959,818

Note 12 – Issuance of Common Stock

During the fourth quarter of 2003, the Company commenced a private placement of its common stock, and, as of December 31, 2003, the Company had sold 2,151,552 shares of its common stock at a price of $5.35 per share, resulting in net proceeds of approximately $10.4 million. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, as well as to one investor who purchased an additional 40,345 shares after December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock.

The Series 2003 noncumulative preferred stock has a liquidation preference equal to the aggregate purchase price of the 2,191,897 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $500,000. The Series 2003 noncumulative preferred stock has, among other things, the following designations:

•	The Series 2003 noncumulative preferred stock has terms consistent with the Company’s Tier 1 capital treatment for regulatory purposes;

•	The Series 2003 noncumulative preferred stock is noncumulative and is not entitled to the payment of, or otherwise accrue, any dividends;

•	The Series 2003 noncumulative preferred stock is not entitled to the benefit of any sinking fund or similar arrangement;

•	The Series 2003 noncumulative preferred stock has no preemptive, preferential or other right to purchase, subscribe for or convert into any other of the Company’s securities;

•	The Company is not required to purchase the shares of Series 2003 noncumulative preferred stock;

•	Holders of the Series 2003 noncumulative preferred stock do not have registration rights requiring the Company to register the shares of the Series 2003 noncumulative preferred stock; and

•	The Series 2003 noncumulative preferred stock has no voting power with respect to any Company matters, except in the case of a merger or a significant acquisition or sales transaction, in which case, the Series 2003 noncumulative preferred stock will be entitled to one vote per whole share, and will vote together, as one class, with the holders of our common stock.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The complete terms of the Series 2003 noncumulative preferred stock are set forth in the Certificate of Designation of the Series 2003 Noncumulative Preferred Stock of Community Bancshares, Inc., which the Company has filed with the Secretary of State of the State of Delaware as part of its Certificate of Incorporation.

Note 13 – Off-Balance Sheet Activities

Credit-Related Financial Instruments. The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2003	2002
	(in thousands)
Commitments to grant loans	$15,097	$15,476
Standby letters of credit	194	532

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitments amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, and at December 31, 2003 and 2002 such collateral amounted to $90,180 and $233,325, respectively.

Note 14 - On-Balance Sheet Derivative Instruments and Hedging Activities

Derivative Financial Instruments

The Company has stand alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheet as derivative assets and derivative liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contract through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Derivative instruments are generally either negotiated over-the-counter (“OTC”) contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instruments, amount, exercise prices and maturity.

Risk Management Policies – Hedging Instruments

The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks. On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation. The simulations is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period. Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Interest Rate Risk Management – Fair Value Hedging Instruments

The Company has fixed and variable rate loans and deposits. Fixed-rate loans and deposits expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed rate loans and deposits. It is the Company’s objective to hedge the change in fair value of fixed rate loans and deposits at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset or liability to other assets or liabilities of the Company. To meet this objective, the Company may utilize interest rate swaps as an asset/liability management strategy to hedge the change in value of the loans and deposits due to changes in expected interest rate assumptions. These interest rate swap agreements are contracts to make or receive a series of floating rate payments in exchange for making or receiving a series of fixed rate payments. Although the Company at times may hedge the change in value of its fixed-rate loans and deposits, its hedge coverage ratio does not equate to 100%. The Company believes it is economically prudent to keep hedge coverage ratios at acceptable risk levels, which may vary depending on current and expected interest rate movement.

At December 31, 2003 and 2002, the information pertaining to outstanding interest rate swap agreements used to hedge fixed rate deposits is as follows:

	December 31,
	2003	2002
Notional amount	$20,000,000	$—
Weighted average pay rate	3.605%	—
Weighted average receive rate	5.43%	—
Weighted average maturity in years	3.4	—
Unrealized gain (loss) relating to interest rate swaps	$—	$—

These agreements provide for the Company to make payments at a variable-rate determined by a specified index (three-month LIBOR) in exchange for receiving payments at a fixed-rate.

No interest rate swap agreements were terminated prior to maturity in 2003 and 2002. At December 31, 2003 and 2002, there was no net gain or loss relating to use of interest rate swaps.

To reduce credit risk related to the use of both derivatives and credit-related financial instruments, the Company might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Company’s credit evaluation of the counterparty. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment and real estate.

If the counterparty does not have the right and ability to redeem the collateral or the Company is permitted to sell or re-pledge the collateral on short notice, the Company records the collateral in its balance sheet at fair value with a corresponding obligation to return it.

Note 15 - Contingencies

Background

At a June 20, 2000 meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Based upon the size of this amount, management commenced an investigation into these costs.

At the request of management, the architects and subcontractors involved in the construction project made presentations to the boards of directors of the Community Bancshares and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the board of directors of Community Bank, another director alleged that Community Bank had been overcharged by subcontractors on that construction project, as well as on another construction project that remained uncompleted at that time.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

On July 18, 2000, the boards of directors of Community Bancshares and Community Bank appointed a joint committee comprised of independent directors to investigate these alleged overcharges. The joint committee retained independent legal counsel and an independent accounting firm to assist its investigation and has since made its report to the boards of directors.

Community Bank’s directors who alleged the construction overcharges also informed bank regulatory agencies and law enforcement authorities of their concerns. These agencies and authorities conducted their own investigations into this matter. Based on its findings, the FDIC issued restitution and/or removal orders against Kennon R. Patterson, Sr., former Chairman and Chief Executive Officer of the Company and Community Bank, and Larry Bishop, former Vice President of Community Bank. These regulatory actions are still pending at this time. The board of directors of Community Bancshares and the board of directors of Community Bank terminated Kennon R. Patterson, Sr. on January 27, 2003, and the board of directors of Community Bank terminated Larry Bishop on February 6, 2003. On October 29, 2003, the United States Department of Justice announced the filing of a 25-count indictment against Messrs. Patterson and Bishop, and a construction contractor, in connection with a scheme to divest Community Bank’s funds for Mr. Patterson’s personal benefit. On November 14, 2003 Mr. Patterson informed Community Bancshares that he was taking a leave of absence from Community Bancshares’ board of directors pending a resolution of the criminal charges against him. Mr. Patterson stated that he would not seek re-election to Community Bancshares’ board of directors if the criminal charges were not resolved prior to the expiration of his current term in 2005. Community Bancshares and Community Bank continue to seek Mr. Patterson’s resignation as a director of Community Bancshares and recover all amounts owed by Mr. Patterson to Community Bank.

Patterson Litigation

Plaintiffs:	Kennon R. Patterson, Sr., Community Bancshares’s former Chairman, President and Chief Executive Officer

Defendants:	Community Bancshares, Community Bank, five of the directors of Community Bancshares and Community Bank, and Powell, Goldstein, Frazer and Murphy, LLP, as counsel to Community Bank’s Audit Committee

On April 9, 2003, Mr. Patterson filed an adversary proceeding against the defendants in the United States Bankruptcy Court for the Northern District of Alabama in connection with his petition for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Patterson’s complaint:

•	alleges that Community Bancshares breached its employment agreement with Mr. Patterson by terminating his employment on January 27, 2003 and failing to pay him for compensation and benefits that had accrued prior to his termination; and

•	alleges that Community Bank, members of Community Bank’s Audit Committee, the Audit Committee’s independent counsel and Community Bancshares’ current Chairman, President and Chief Executive Officer conspired to interfere with Mr. Patterson’s contract and business relationship with Community Bancshares.

The suit seeks damages in excess of $150.0 million for, among other things, lost compensation and benefits, mental anguish, and damage to Mr. Patterson’s reputation. Community Bancshares presently believes that this lawsuit is without merit and intends to vigorously defend itself against this action.

On May 9, 2003 the defendants filed a motion to dismiss the suit, and, on June 17, 2003, the court denied the motion to dismiss the suit as to Community Bancshares, Community Bank and the named directors. On July 7, 2003, those defendants filed a counterclaim against Mr. Patterson asserting that Mr. Patterson breached his employment agreement with Community Bancshares, engaged in fraudulent conduct, and converted property belonging to Community Bank to his personal use.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Corr Family Litigation

Plaintiffs:	Bryan A. Corr and six other of Community Bancshares’ stockholders related to Mr. Corr

Defendants:	Community Bancshares, Community Bank, and certain named directors and officers of Community Bancshares and Community Bank

On September 14, 2000, the plaintiffs filed an action against the defendants in the Circuit Court of Blount County, Alabama, alleging that the named directors actively participated in or ratified the misappropriation of corporate income by Mr. Patterson and others. Because the action was not styled as a stockholder derivative action, on January 3, 2001, the defendants filed a motion for summary judgment on the basis that these claims are derivative in nature and cannot be brought on behalf of individual stockholders. On May 15, 2003, the court granted the defendants’ motion for summary judgment, and the plaintiffs have appealed the court’s ruling.

Benson Litigation

Plaintiffs:	M. Lewis Benson, Doris E. Benson, John M. Packard, Jr. and Andy C. Mann, four of Community Bancshares’ stockholders

Defendants:	Community Bancshares, Community Bank, certain of the present and former directors of Community Bancshares and Community Bank, an employee of Community Bank and two construction subcontractors previously hired by the Company

On July 21, 2000, the plaintiffs filed a lawsuit, styled as a stockholder derivative suit, in the state Circuit Court of Marshall County, Alabama against the defendants, relating to alleged overcharges in construction costs. At the time, these charges were being investigated by a joint committee of the boards of directors of Community Bancshares and Community Bank.

The complaint:

•	alleges that the directors, officers and employee named as defendants (i) breached their fiduciary duties, (ii) failed to properly supervise officers and agents of Community Bancshares and Community Bank, and (iii) permitted waste of corporate assets by permitting the subcontractor defendants to overcharge Community Bank in connection with the construction of two new Community Bank branch offices, and to perform the construction work without written contracts, budgets, performance guarantees and assurances of indemnification;

•	alleges that Kennon R. Patterson, Sr., the Company’s former Chairman, President and Chief Executive Officer, breached his fiduciary duties by permitting the two named subcontractors to overcharge for work performed on the two construction projects in exchange for discounted charges for work these subcontractors performed in connection with the construction of Mr. Patterson’s residence;

•	alleges that the director defendants knew or should have known of this alleged arrangement between Mr. Patterson and the subcontractors; and

•	alleges that Mr. Patterson, the Community Bank employee and the two subcontractor defendants made false representations and suppressed information about the overcharges and arrangement between Mr. Patterson and the subcontractors.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

On August 15, 2000, the plaintiffs filed an amended complaint that generally reiterates the allegations of the original complaint, and further:

•	alleges that the Bank was overcharged on all construction projects from January 1997 to the present; and

•	alleges that the defendants breached their fiduciary duties and are guilty of gross financial mismanagement, including making or approving loans and taking improper actions to conceal the fact that the loans were uncollectible.

On September 18, 2000, the plaintiffs filed a second amended complaint generally reiterating the allegations of the original and first amended complaints, and further:

•	alleging that the plaintiffs were improperly denied their rights to inspect and copy certain records of Community Bancshares and Community Bank; and

•	alleging that the directors of Community Bancshares abdicated their roles as directors either by express agreement or as a result of wantonness and gross negligence.

The second amended complaint further asserts that the counts involving inspection of corporate records and director abdication are individual, non-derivative claims. The second amended complaint seeks, on behalf of Community Bancshares, an unspecified amount of compensatory damages in excess of $1.0 million, punitive damages, disgorgement of improperly paid profits and appropriate equitable relief. Upon a motion of the defendants, the case was transferred to the state Circuit Court in Blount County, Alabama by order dated September 21, 2000, as amended on October 12, 2000.

Tentative settlements of the lawsuit were announced in November 2002, August 2003 and November 2003 but were not finalized.

Packard Derivative Litigation

Plaintiffs:	M. Lewis Benson, Doris E. Benson, John M. Packard, Jr. and Andy C. Mann, four of Community Bancshares’ stockholders

Defendants:	Sheffield Electrical Contractors, Inc., Steve Sheffield, Jay Bolden, Dudley, Hopton-Jones, Sims & Freeman, PLLP, Glynn C. Debter, Kennon R. Patterson, Jr., Robert O. Summerford, Jimmie A. Trotter, John L. Lewis, Jr., Merritt M. Robbins, Stacey W. Mann, B. K. Walker, Jr., Denny Kelly, Roy B. Jackson, Loy D. McGruder, and Hodge Patterson

On April 4, 2003, the plaintiffs, which are the same as in the Benson case described above, filed a derivative action against the defendants. This action, while stemming from the same facts alleged in the Benson Litigation, is based not upon what the director-defendants “did (and did not do) before learning of the over billing [sic.] allegations against [Mr.] Patterson in July 2000” but, instead, is based upon “what they have done (and failed to do) after the filing of the Benson lawsuit – that is, after they learned of the allegations against [Mr.] Patterson in July 2000.”

On June 18, 2003, the Circuit Court of Jefferson County, Alabama granted the motion filed by Community Bancshares, Community Bank and most of the individual defendants to transfer the suit to the Circuit Court of Blount County, Alabama.

On or about October 1, 2003, one of the defendants, Dudley, Hopton-Jones, Sims & Freeman, PLLP, formerly the certified public accountants and outside auditors for Community Bancshares and Community Bank, filed a cross-claim against Community Bank, Community Bancshares, Glynn C. Debter, Kennon R. Patterson, Jr., Robert O. Summerford, Jimmie A. Trotter, John L. Lewis, Jr., Merritt M. Robbins, Stacey W. Mann, B. K. Walker, Jr., Denny Kelly, Roy B. Jackson, Loy D. McGruder, and Hodge Patterson, all of whom are directors or former directors of Community Bancshares and/or Community Bank. The cross-claim demands “compensatory damages, interest, and costs, including the amount of any adverse judgment entered in this cause” against Dudley, Hopton-Jones. Punitive damages are also demanded in some counts. The basis for the claims is common law indemnity, contractual indemnity, negligence, misrepresentation, suppression, and concealment of material facts, and, civil conspiracy.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

On November 11, 2003 Community Bancshares, Community Bank, and certain individual defendants entered into an agreement to settle this case, which was not finalized.

Lending Acts Litigation

Plaintiffs:	William Alston, Murphy Howard, and Jason Tittle

Defendants:	Community Bancshares, Community Bank, Holsombeck Motors, Inc., Lee Brown d/b/a Alabama Bond & Investigation a/k/a ABI Recovery, Chris Holmes d/b/a Alabama Bond & Investigation a/k/a ABI Recovery, Regina Holsombeck, Kennon “Ken” Patterson, Sr., Hodge Patterson, James Timothy “Tim” Hodge, Ernie Stephens, and the State of Alabama Department of Revenue

On October 11, 2002, the plaintiffs filed a class action against the defendants alleging that Community Bank and others conspired or used extortionate methods to effect a lending scheme of “churning phantom loans,” and that profits from the scheme were used to secure an interest in and/or to invest in an enterprise that affects interstate commerce. The plaintiffs specifically allege that Community Bank used various methods to get uneducated customers with fair to poor credit to sign numerous “phantom loans” when the customers only intended to sign for one loan. Claims include racketeering activity within the meaning of the Racketeer Influenced and Corrupt Organizations Act of 1970, conspiracy, spoliation, conversion, negligence, wantonness, outrage, and civil conspiracy.

Employee Litigation

Plaintiffs:	Bishop K. Walker, Jr., former Senior Executive Vice President and General Counsel of Community Bancshares, and Denny G. Kelly, former President of Community Bank

Defendants:	Community Bancshares, Community Bank, Kennon R. Patterson, Sr., and a number of unidentified defendants

On May 5, 2003, the plaintiffs filed separate suits in the Circuit Court of Blount County, Alabama, against the defendants alleging that they were induced to retire based upon misrepresentations made by Kennon R. Patterson, Sr., who at the time was Community Bancshares’ Chairman, President and Chief Executive Officer. The plaintiffs claim that Mr. Patterson’s actions constituted fraud, promissory fraud, fraudulent suppression, fraud in the inducement, deceit, fraudulent deceit, negligence, recklessness, wantonness and breach of contract. The complaints seek an unspecified amount of compensatory and punitive damages.

On October 23, 2003 Community Bancshares and Community Bank filed counter claims against Mr. Walker and Mr. Kelly seeking repayment of amounts paid to them as part of a severance arrangement and, in the case of Mr. Kelly, amount owed to Community Bank in connection with the two loans from Community Bank to Mr. Kelly.

Other Litigation

In addition to the foregoing, Community Bancshares and its affiliates also are from time to time parties to other legal proceedings arising in the ordinary course of Community Bancshares’ business. Community Bancshares presently believe that, other than the litigation discussed above, there is no other litigation to which Community Bancshares or its affiliates presently are subject that, if such litigation were to result in an outcome unfavorable to Community Bancshares, would, individually or in the aggregate, have a material adverse effect on Community Bancshares’ financial condition or results of operations.

Community Bancshares’ Certificate of Incorporation and Bylaws provide that, in certain circumstances, Community Bancshares will indemnify its directors and officers, and, provided such persons acted in accordance with the

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

standards set forth in the Delaware General Corporation Law and Community Bancshares’ organizational documents, advance expenses to its directors and officers in connection with investigations and proceedings in connection with their service as officers and directors of Community Bancshares.

Contingency Losses

In all claims against the Company, management has assessed where losses are both probable and can be reasonably estimated. As a result of this assessment, the Company accrued $2,500,000 for gross possible losses as of December 31, 2003. This loss is included in other noninterest expenses on the Company’s consolidated statements of income and the liability is included in other liabilities on the Company’s consolidated balance sheets.

Note 16 - Regulatory Matters and Restrictions

Dividends paid by Community Bank are the primary source of funds available to the Company for debt repayment, payment of dividends to its stockholders and other needs. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under Alabama law, the approval of the Alabama Superintendent of Banks is required to pay dividends in excess of Community Bank’s net earnings for the current year plus retained net earnings for the preceding two years less any required transfers to surplus.

No dividends were declared or paid in 2003 or 2002. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company’s long-term debt, maintenance of sufficient earnings and capital of the subsidiaries, and to regulatory restrictions.

On April 9, 2001, the Board of Directors entered into a Memorandum of Understanding (the “Memorandum”) with the Federal Reserve Bank of Atlanta (the “Reserve Bank”), which outlined actions to be taken by the Company to address concerns identified by the Reserve Bank. One provision of the agreement calls for the Company to maintain a Tier 1 leverage ratio of at least 6.5% while the Memorandum is in effect and to the Federal Reserve Bank if the Company anticipates the ratio to fall below that level by the end of any calendar quarter. This Memorandum was amended twice on March 8, 2002 relating to prohibitions on distributions on subordinated debentures and trust preferred securities without prior regulatory approval, and on November 27, 2002, relating to prohibitions on amending or initiating compensation arrangements with employees, officers or other directors.

On March 5, 2002, Community Bank adopted a Safety and Soundness Compliance Plan (“Plan”) at the request of the FDIC and the Alabama State Banking Department. Under the Plan, the Bank’s Board committed to maintain a Tier 1 leverage ratio of at least 7% and to obtain prior approval of the regulators before paying any dividends.

Both the Company and the Bank are in compliance with the Tier 1 leverage ratios requirements under the Memorandum and the Plan as of December 31, 2003 and December 31, 2002.

On December 10, 2002, the Board of Directors of Community Bank entered into an agreement with the Alabama State Banking Department. The agreement provided that the Board of Directors would take certain actions regarding (i) an investigation into payments made in connection with several construction projects of Community Bank, (ii) approval and management of payments and loans involving directors, officers and employees and (iii) expense controls and review of financial statements.

On March 22, 2003, an order to Cease and Desist (“the Order”) became effective between the Board of Directors at Community Bank and the FDIC. Pursuant to the Order, the board of Community Bank has agreed to cease and desist from conduct giving rise to the rated deficiencies relating to the supervision over management of Community Bank, supervision and control of lending to insiders and accurate maintenance of Community Bank’s books and records and to:

•	develop a written plan specifying the responsibilities and lines of authority for Community Bank’s executive officers and outlining internal controls to ensure compliance with the plan;

•	refrain from making, renewing or modifying any loans to current o former officers or directors without prior approval of the FDIC and the Alabama State Banking Department;

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

•	amend the Bank’s books and records to reflect the actual value of the Bank’s premise and fixed assets (see Note 24); and

•	supply a copy of the Order to the Company and provide the Company with a summary of the Order for inclusion in the Company’s next stockholder communication.

Community Bank and the Company believe it has materially complied with all regulatory orders and restrictions.

The Company (on a consolidated basis) and Community Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Community Bank’s financial statements. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Community Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and Community Bank has met all capital adequacy requirements to which they are subject.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

As of December 31, 2003, the most recent notification from the FDIC categorized Community Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and Community Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003:
Total risk based capital to risk weighted assets:
Consolidated	$48,423	14.52%	$26,688	8.00%	$33,360	10.00%
Community Bank	46,919	14.10	26,626	8.00	33,282	10.00
Tier 1 capital to risk weighted assets:
Consolidated	44,127	13.23	13,344	4.00	20,016	6.00
Community Bank	42,633	12.81	13,313	4.00	19,969	6.00
Tier 1 capital to average assets:
Consolidated	44,127	7.96	22,172	4.00	27,715	5.00
Community Bank	42,633	7.72	22,086	4.00	27,608	5.00

As of December 31, 2002:
Total risk based capital to risk weighted assets:
Consolidated	52,897	14.63	28,932	8.00	36,165	10.00
Community Bank	55,693	15.50	28,754	8.00	35,942	10.00
Tier 1 capital to risk weighted assets:
Consolidated	46,817	12.95	14,466	4.00	21,699	6.00
Community Bank	51,135	14.23	14,377	4.00	21,565	6.00
Tier 1 capital to average assets:
Consolidated	46,817	8.20	22,836	4.00	28,545	5.00
Community Bank	51,135	9.00	22,729	4.00	28,412	5.00

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 17 - Pension Plan

The Company has a defined benefit pension plan (the “Pension Plan”) that provides retirement and disability benefits for substantially all employees of the Company and its subsidiaries, and death benefits for their beneficiaries. An employee will become a participant in the Pension Plan on January 1 or July 1 after completing 12 months of employment during which the employee works at least 1,000 hours. All employees are eligible to become participants in the Pension Plan regardless of age on the date they begin employment.

Benefits under the Pension Plan depend upon a participant’s years of credited service with the Company or any of its subsidiaries and his average monthly earnings for the highest five consecutive years out of the participants final 10 years of employment. An employee who becomes a participant on or after January 1, 1996 will not be vested in any benefit until he or she completes five years of service, at which time the employee will be 100% vested. An employee who became a participant before January 1, 1996, is 20% vested in his accrued benefits after completion of two years of service, 40% vested after three years of service, 60% vested after four years of service and becomes fully vested upon completion of five years of service. An employee who completes ten years of service and attains age 55 is eligible for early retirement benefits. Plan assets consist primarily of corporate stocks and bonds.

The Company contributes amounts to the Pension Plan sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

Effective January 1, 1995, the Company established a nonqualified benefit plan for certain key executives called the Community Bancshares, Inc. Benefit Restoration Plan, the purpose of which is to provide the amount of the benefit which would otherwise be paid under the Pension Plan, but which cannot be paid under that plan due to the limitations imposed by the Internal Revenue Code of 1986, as amended.

Effective December 31, 2003, the Company froze both the Pension Plan and the Benefit Restoration Plan. Benefits accrued as of the date of the freeze will be paid to employees when eligible, but no future benefits will be accrued as long as the plan remains frozen.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The following tables set forth the funding status and the amount recognized for both the Pension Plan and the Benefit Restoration Plan in the Company’s consolidated balance sheets and consolidated statements of income.

Pension Plan:

	December 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$8,863,893	$7,891,166
Service cost	587,074	506,164
Interest cost	591,409	535,797
Actuarial (gain) or loss.	1,268,998	213,984
Benefits paid	(320,817)	(283,218)
Plan amendments	19,240	—
Curtailment	(2,032,241)	—

Projected benefit obligation at end of year	$8,977,556	$8,863,893

Change in plan assets:
Fair value of plan assets at beginning of year	$5,222,992	$5,442,852
Actual return on plan assets	1,190,512	(586,816)
Employer contribution	829,866	650,174
Benefits paid from plan assets	(320,817)	(283,218)

Fair value of plan assets at end of year	$6,922,553	$5,222,992

Funded status of plan:
Funded status of plan – surplus (deficit)	$(2,055,003)	$(3,640,901)
Unrecognized actuarial (gain) or loss	1,580,026	3,050,602
Unrecognized prior service cost	—	188,450

Net amount recognized at end of year	$(474,977)	$(401,849)

Amounts recognized in the balance sheet consists of:
Accumulated benefit obligation	$8,977,556	$7,510,197
Fair value of assets	6,922,553	5,222,992
Unfunded accumulated benefit obligation	2,055,003	2,287,205
Accrued benefit asset (liability)	(2,055,003)	(2,287,205)
Additional liability	1,580,026	1,885,356
Intangible asset	—	188,450
Accumulated other comprehensive income	1,580,026	1,696,906
Other comprehensive income due to change in additional minimum liability recognition	(116,880)	1,696,906

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	8,977,556	8,863,893
Accumulated benefit obligation	8,977,556	7,510,197
Fair value of plan assets	6,922,553	5,222,992

Weighted average assumptions used in determining the benefit obligations:
Discount rate used to determine present value of projected benefit obligation at end of year	6.00%	6.75%
Rate of compensation increase	N/A	5.00

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Components of Pension Plan net periodic benefit cost:

	Years ended December 31,
	2003	2002	2001
Service cost	$587,074	$506,164	$614,252
Interest cost on earned benefit obligations	591,409	535,797	495,976
Estimated return on plan assets	(546,776)	(512,128)	(567,699)
Amortization of prior service cost	22,237	22,237	11,699
Amortization of transitional obligation (asset)	—	(3,794)	(16,879)
Amortization of net experience (gain) loss	63,597	—	—

Net periodic pension cost	717,541	548,276	537,349
Settlement	—	—	—
Curtailment	166,213	75,572	—
Special termination benefits	—	—	—
Cost of vesting	19,240	—	—

Total net periodic pension costs	$902,994	$623,848	$537,349

Weighted average assumptions used in determining pension costs:
Discount rate	6.75%	7.25%	7.50%
Expected rate of return on plan assets for the year	7.50	7.50	9.25
Rate of compensation increase	5.00	5.00	6.00

The long-term expected rate of return for determining net periodic Pension Plan cost for the fiscal year ending 2003 (7.50%) was chosen by the Company from a best estimate range based upon the anticipated long-term returns and long-term volatility for asset categories based on the target asset allocation of the Pension Plan.

The Company’s Pension Plan weighted average asset allocations at December 31, 2003 and 2002:

	Percentage of Pension Plan Assets at December 31,		Long-term target	Range
	2003	2002
Asset Category:
Cash and equivalents	5.6%	8.6%	5.0%	0.15%
Equity securities	63.7	51.1	60.0	50-70
Debt securities	30.7	40.3	35.0	30-50

Total	100.0%	100.0%	100.0%

The overall investment objective of the Pension Plan is to meet the long-term benefit obligations accrued under the Pension Plan through investment in a diversified mix of equity and fixed income securities. The investment portfolio will be diversified to comply with fiduciary standards set forth under ERISA.

Long-term asset allocation targets and ranges are based on historical risk and return characteristics of the capital markets, plan objective and plan investment time horizon. Shorter term asset allocation strategies, executed within the guidelines of the investment policy take into consideration plan liquidity needs and current and expected market conditions.

The investment portfolio utilizes mutual funds to facilitate investment in each of the asset classes and sectors. The fixed income mutual funds currently utilized in the portfolio have objectives and exhibit characteristics in aggregate of intermediate and short-term maturity/duration securities. Certain individual issues within these funds will have a maturity/duration longer than what is typically considered short-term or intermediate. The current fixed income allocation is approximately 90% intermediate and 10% short-term. Over the long-term the fixed income portfolio would be expected to exhibit characteristics of the aggregate bond market.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Benefit Restoration Plan:

	December 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$2,580,630	$3,200,932
Service cost	26,299	97,129
Interest cost	154,415	157,344
Actuarial (gain) or loss.	(46,713)	(826,722)
Benefits paid	(52,421)	(48,053)
Curtailment	(364,083)	—

Projected benefit obligation at end of year	$2,298,127	$2,580,630

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contribution	52,421	48,053
Benefits paid from plan assets	(52,421)	(48,053)

Fair value of plan assets at end of year	$—	$—

Funded status of plan:
Funded status of plan – surplus (deficit)	$(2,298,127)	$(2,580,630)
Unrecognized actuarial (gain) or loss	192,937	615,810
Unrecognized prior service cost	—	446

Net amount recognized at end of year	$(2,105,190)	$(1,964,374)

Amounts recognized in the balance sheet consists of:
Accumulated benefit obligation	$2,298,127	$1,976,460
Fair value of assets	—	—
Unfunded accumulated benefit obligation	2,298,127	1,976,460
Accrued benefit asset (liability)	(2,298,127)	(1,976,460)
Additional liability	192,937	—
Intangible asset	—	—
Accumulated other comprehensive income	192,937	—
Other comprehensive income due to change in additional minimum liability recognition	192,937	—

Information for Benefit Restoration Plan with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	2,298,127	2,580,630
Accumulated benefit obligation	2,298,127	1,976,460
Fair value of plan assets	—	—

Weighted average assumptions used in determining the benefit obligations:
Discount rate used to determine present value of projected benefit obligation at end of year	6.00%	6.75%
Rate of compensation increase	N/A	5.00

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Components of Benefit Restoration Plan net periodic benefit cost:

	Years ended December 31,
	2003	2002	2001
Service cost	$26,299	$97,129	$157,302
Interest cost on earned benefit obligations	154,415	157,344	202,471
Estimated return on plan assets	—	—	—
Amortization of prior service cost	245	245	34,907
Amortization of transitional obligation (asset)	—	—	—
Amortization of net experience (gain) loss	12,077	27,024	89,407

Net periodic pension cost	193,036	281,742	484,087
Settlement	—	—	—
Curtailment	201	—	—
Special termination benefits	—	—	—
Cost of vesting	—	—	—

Total net periodic pension costs	$193,237	$281,742	$484,087

Weighted average assumptions used in determining pension costs:
Discount rate	6.75%	7.25%	7.50%
Expected rate of return on plan assets for the year	N/A	N/A	N/A
Rate of compensation increase	5.00	5.00	6.00

Note 18 - Employee Stock Ownership Plan

The Company adopted the ESOP effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions to the ESOP are made at the discretion of the Company’s Board of Directors, but may not be less than the amount required to cover the debt service on the ESOP loan. Employer contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company’s cafeteria plan. The Internal Revenue Code imposes a limit ($200,000 in 2003) on the amount of compensation which may be considered under the ESOP.

On November 3, 1993, the ESOP’s Trustees executed a promissory note in order to purchase common stock from the Company’s public offering of new common stock. The promissory note has been refinanced in years subsequent to 1993 as additional shares were purchased by the ESOP. The note bears interest at a floating rate, with principal and interest payments due monthly and is currently scheduled to pay off in September 2008. The Company has guaranteed this debt and in accordance with the applicable accounting and reporting guidelines the debt has been recognized on the Company’s Statement of Condition, with an offsetting charge against equity. As payments are made by the ESOP, the debt and offsetting charge against equity are reduced. The shares securing the note are released on a pro rata basis by the lender as monthly payments of principal and interest are made. As of December 31, 2003, there were 123,111 unreleased shares with a fair value, based on the new issuance of common stock at $5.35 per share, of approximately $658,644. These shares are subtracted from outstanding shares for earnings per share calculations.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants. No dividends were paid in 2003.

At December 31, 2003 and 2002, the Company’s financial statements reflected long-term debt related to the ESOP of $1,758,291 and $2,083,342, respectively. The corresponding contra-equity account was $1,741,248 at December 31, 2003 and $1,999,858 at December 31, 2002. Compensation costs recognized amounted to $708,827, $374,565 and $256,101 for the years ended December 31, 2003, 2002 and 2001, respectively.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 19 – Stock Compensation Plans

On January 7, 1999, the Board of Directors adopted a Share Purchase Rights Plan and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company to stockholders of record on January 7, 1999. Each Right entitled the stockholder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $84 per one one-hundredth of a preferred share. In the event that any person or group of affiliated or associated persons acquired beneficial ownership of 15% or more of the outstanding common stock of the Company (an “Acquiring Person”), each holder of a purchase right, other than the Acquiring Person, would thereafter have the right to receive upon exercise of the Right that number of shares of common stock of the Company having a market value of two times the exercise price of the Right. Had the Company been acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold after a person or group has become an Acquiring Person, each holder of a Right, other than an Acquiring Person, would have then had the right to receive that number of shares of common stock of the acquiring Company which at the time of such transaction have a market value of two times the exercise price of the Right. At any time after a person or group became an Acquiring Person and prior to the acquisition of 50% or more of the outstanding common stock of the Company by such person or group, the Board of Directors of the Company could have exchanged the Rights, other than Rights owned by an Acquiring Person, in whole or in part, at an exchange ratio of one common share or one one-hundredth of preferred share. The purchase price and the number of shares issuable upon exercise of the Rights were subject to adjustment in the event of a stock split, stock dividend, reclassification or certain distributions with respect to the preferred stock. The Rights were originally set to expire on January 13, 2009; however, on December 15, 2003, the Company entered into Amendment No. 1 to the Company’s Rights Agent Agreement, dated as of January 13, 1999, by and between the Company and The Bank of New York, as rights agent, to change the Final Expiration Date, as such term is defined in the Agreement, from January 13, 2009 to December 15, 2003. As a result, the Share Purchase Rights Plan and the Rights terminated on December 15, 2003.

The Company occasionally grants stock options to purchase the Company’s common stock to officers and directors. The options have been granted at a strike price equivalent to the deemed current fair value of the Company’s common stock on the grant date and have maximum term of five years. Vesting traditionally has been immediate. Traditionally, the options expired if the officer or director leaves the Company 90 days after their termination date. However, for options granted on or after August 1, 2003 options granted expire one year following an officer or director’s termination.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The following sets forth certain information regarding stock options for the years ended December 31, 2001, 2002 and 2003:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2000	703,831	$14.57

Granted, year ended December 31, 2001.	252,000	10.00
Exercised, year end December 31, 2001	(329,560)	11.35
Expired, year ended December 31, 2001.	(49,666)	(15.10)

Balance, December 31, 2001	576,605	14.37

Granted, year ended December 31, 2002.	340,000	7.00
Expired, year ended December 31, 2002.	(86,067)	15.74

Balance, December 31, 2002	830,538	11.00

Granted, year ended December 31, 2003.	639,000	7.00
Expired, year ended December 31, 2003.	(537,038)	11.57

Balance, December 31, 2003	932,500	8.12

Exercise Prices	Number	Expiration Date	Options Exercisable
Options with exercise price of $7.00	629,000	2008	629,000
Options with exercise price of $7.00	155,000	2007	155,000
Options with exercise price of $10.00	88,000	2006	88,000
Options with exercise price of $18.00	5,000	2005	5,000
Options with exercise price of $20.00	55,500	2004	55,500

Total outstanding, December 31, 2003	932,500		932,500

The Company permits option holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through option exercise. This technique results in an increase in the number of shares outstanding with little or no increase in capital account balances. No option holders tendered shares during 2003 or 2002. During 2001, option holders tendered 207,883 shares in connection with the exercise of options for 329,560 shares resulting in a net increase of 121,675 shares outstanding. The excess of the fair market value of the 329,560 shares over the aggregate option price resulted in an income tax benefit of $751,566, which was credited to capital surplus.

Since the Company’s options granted in 2003, 2002 and 2001 vest immediately, for purposes of pro forma disclosure, the compensation expense related to these options has been recognized in the year granted.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The Company’s pro forma information, after giving effect to the deduction for stock-based employee compensation expenses determined under fair value based method for all awards, net of tax, is as follows:

	Years ended December 31,
	2003	2002	2001
Net Income:
As reported	$(13,099,948)	$904,198	$(1,422,884)
Deducts:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(887,795)	(406,164)	(382,536)

Pro forma net income (loss)	$(13,987,743)	$498,034	$(1,805,420)

Basic earnings (loss) per share:
As reported	(2.79)	0.19	(0.31)
Pro forma	(2.98)	0.11	(0.39)

Diluted earnings (loss) per share
As reported	(2.79)	0.19	(0.31)
Pro forma	(2.98)	0.11	(0.39)

The weighted average fair values of options granted during 2003, 2002 and 2001 were $2.11, $1.81 and $2.30, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2003	2002	2001
Dividend yield	0%	0%	2.50%
Expected volatility	.283	.232	.257
Risk free interest rate	3.26%	2.63%	4.40%
Expected life (in years)	5	5	5

Community Bank has advisory director boards established in the various markets it serves. These advisory directors are given the option to receive their fees in cash or stock. Common stock issued in lieu of cash for advisory directors’ fees is summarized as follows:

	2003	2002	2001
Shares issued	17,030	19,680	11,661

Fair market value on issue date	$119,217	$196,801	$209,865

The aggregate fair market value of the shares issued was charged to expense in each respective period.

Note 20 - Related Party Transactions

Loans: The Company, through Community Bank, also offers first mortgage real estate loans on the primary residence, at a rate of 5%, to employees who are required to relocate in the course of their employment. As of December 31, 2003, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interests, had relocation loans outstanding with total indebtedness of approximately $506,134. Other loans to directors and executive officers originated in the normal course of business amounted to $1,480,088 at December 31, 2003.

At December 31, 2004, Community Bank had a real estate loan in the amount of $5,372,050 outstanding to Mr. Kennon R. Patterson, Sr., the former Chairman, President and Chief Executive Officer of the Company, and the former Chairman and Chief Executive Officer of Community Bank. The loan bears interest at rate equal to 4.00% per annum and matured unpaid on January 29, 2003. In connection with Mr. Patterson’s bankruptcy filing during 2003,

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Community Bank reclassified this loan to nonaccrual status and charged-off all accrued interest totaling $222,050 on February 4, 2003. The outstanding principal balance of the loan has remained at $5,150,000 since that time, and Mr. Patterson still owes the entire $5,372,050, although we have charged off $222,050 of that amount. During 2003, the highest principal balance outstanding for this loan was $5,150,000.

In June 2000, Community Bank loaned $1,696,576 to Debter Properties, LLC, an Alabama limited liability Company of which a director of the Company is a member, to fund the purchase from Community Bank of the real property in which Community Bank’s Boaz, Alabama office was located. Concurrently with this loan and the purchase of the real property, Community Bank entered into a lease agreement, as the tenant, with Debter Properties, LLC to lease back this real property from Debter Properties, LLC. On May 31, 2002, Community Bank sold its Boaz, Alabama office to Peoples Bank of North Alabama which assumed the loan to Debter Properties, LLC and Community Bank’s obligations under the lease.

During the year ended December 31, 2003, loans to the Company’s employees and directors increased in principal amount by $132,039, as the result of new loans and advances, and decreased in principal amount by $204,082, as the result of payments of principal. The net effect was a $72,043 decrease in the total principal amount outstanding on loans made by the Company to its employees and directors.

Deposits: The total deposits of our executive officers and directors, including savings, checking and time deposits, were $1,932,197 and $2073321 at December 31, 2003 and 2002, respectively.

Accounting Services: The Company previously engaged the accounting firm of Schauer, Taylor, Cox, Vise and Morgan, P.C. to perform certain accounting services. Doug Schauer, a member of the firm, is Kennon R. Patterson, Sr.’s son-in-law. Services performed by Schauer, Taylor, Cox, Vise and Morgan, P.C. for the Company in 2003, 2002 and 2001 have been limited to preparation of the Company’s quarterly tax accruals, preparation and filing the Company’s federal and state tax returns, consultation regarding interpretation and application of accounting standards and EDGAR services in connection with the Company’s filings with the Securities and Exchange Commission. The Company ended all engagements with the firm during 2003. The Company and its subsidiaries paid Schauer, Taylor, Cox, Vise and Morgan, P.C. $59,114, $102,684 and $121,707 for services rendered during 2003, 2002 and 2001, respectively.

Leases: In June 2000, Community Bank entered into a capital lease agreement, as the tenant, with Debter Properties, LLC, an Alabama limited liability Company, pursuant to which Community Bank leased the real property in which Community Bank’s Boaz, Alabama office is located. Mr. Glynn Debter, a director of the Company, is a member of Debter Properties, LLC. In connection with the lease agreement, Community Bank loaned funds to Debter Properties, LLC to finance its purchase of the real property from Community Bank. Both the lease and the loan were sold to the purchaser of the Marshall County offices on May 31, 2002. The monthly rent on this lease was an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Lease payments to Debter Properties, LLC during 2002 totaled approximately $55,679. Lease payments totaled $156,651 for the year ended December 31, 2001.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 21 - Other Operating Expenses

Other operating expenses consist of the following:

	Years ended December 31,
	2003	2002	2001
Amortization of intangibles, goodwill	$—	$—	$478,487
Amortization of intangibles, other	79,416	76,797	83,311
Loss on write-down of goodwill	—	—	2,652,620
Supplies	571,924	590,276	559,449
Postage	294,918	288,924	383,048
Telephone	691,058	598,190	657,014
Courier services	313,753	364,141	389,932
ATM expense	123,523	164,881	221,360
Holding costs on other real estate owned	297,177	252,827	61,430
Provision for debt cancellation	103,807	306,611	95,686
Other	2,045,102	1,893,579	1,453,177

	$4,520,678	$4,536,226	$7,035,514

Note 22 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate fair values.

Securities: Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of similar securities.

Loan receivables: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term borrowings: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Derivative financial instruments: Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. Fair values for on-balance-sheet commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also consider the difference between current levels of interest rates and the committed rates.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Commitments to extend credit and standby letters of credit: The fair value of commitments and letters of credit is estimated to be approximately the same as the notional amount of the related commitment.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$44,290	$44,290	$40,207	$40,207
Securities	156,271	156,271	123,901	123,901
Loans and capitalized lease receivable, net	306,630	310,126	352,453	358,298
Accrued interest receivable	3,261	3,261	4,370	4,370

Total financial assets	$510,452	$513,948	$520,931	$526,776

Financial liabilities
Deposits	$453,946	$467,563	$459,464	$471,738
Short-term borrowings	600	600	1,725	1,725
Long-term debt and capitalized lease obligation	55,145	62,221	55,636	63,768
Accrued interest payable	4,249	4,249	3,623	3,623

Total financial liabilities	$513,940	$534,633	$520,448	$540,854

Off-balance sheet credit related financial instruments:
Commitments to grant loans	$15,097	$15,097	$15,476	$15,476
Standby letters of credit	194	194	532	532

Note 23 - Subsequent Events

During the fourth quarter of 2003, the Company commenced a private placement of its common stock, and, as of December 31, 2003, the Company had sold 2,151,552 shares of its common stock at a price of $5.35 per share, resulting in net proceeds of approximately $10.4 million. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, as well as to one investor who purchased an additional 40,345 shares after December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock. The Series 2003 noncumulative preferred stock has a liquidation preference equal to the aggregate purchase price of the 2,191,897 shares of common stock initially purchased in the offering. The Company completed this offering on February 20, 2004, selling an additional 1,586,771 shares of its common stock for $7.9 million of additional net proceeds, resulting in the sale of a total of 3,738,323 shares for total net proceeds from the offering of $18.3 million.

In connection with the offering, the Company entered into an engagement letter with FIG Partners, L.L.C., an affiliate of Burke Capital Group, L.L.C., pursuant to which FIG Partners agreed to serve as placement agent for the offering, and the Company agreed to grant to FIG Partners, upon the closing of the offering, a warrant to purchase shares of the Company’s common stock. In connection with the closing of the offering on February 20, 2004, the Company became obligated to issue to FIG Partners a warrant to purchase up to 140,187 shares of the Company’s common stock at an exercise price of $5.89 per share. The warrant expires on February 20, 2008, and, until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

On January 1, 2004, the Company established the Community Bancshares, Inc. 401(k) Plan (“401(k) plan”). Under the 401(k) plan, the Company will match 100% of the first 3% and 50% of the next 2% of compensation deferred by eligible employees. The 401(k) plan also enables the Company to make discretionary profit-sharing contributions on behalf of employees.

On January 6, 2004, the Circuit Court of Blount County, Alabama disapproved a settlement of the Benson and Packard derivative lawsuits. Subsequently, another settlement proposal was made by the individual defendants, other than Kennon R. Patterson, Sr., directly to the Company and Community Bank. Pursuant to this new settlement, Community Bank will receive $1.7 million less any fees awarded by the Court to the plaintiffs’ attorneys. A special committee of the Boards of Directors of the two companys, consisting of the members who are not defendants in the cases, accepted the offer which was then was filed with the Court on February 19, 2004. No hearing on the motion has yet been set. All proceedings in these cases have been stayed pending a decision from the Supreme Court of Alabama as to whether the cases can proceed as to Mr. Patterson and Larry Bishop prior to their trial on criminal charges.

On January 12, 2004, the bankruptcy proceeding filed by Kennon R. Patterson, Sr., former Chairman and Chief Executive Officer of the Company, was dismissed without prejudice. The Company, Community Bank and the individual defendants moved to dismiss the adversary proceeding in bankruptcy filed against them by Mr. Patterson. That motion presently is under consideration by the Bankruptcy Court for the Northern District of Alabama.

On February 11, 2004, the Company’s ESOP refinanced its debt with a loan directly from the Company. The loan was previously held by another financial institution that held the stock of Community Bank as collateral on the Company’s guarantee of the note. As a result of this pay-off, the previous lender released the collateral in full. The amount paid-off and in turn refinanced by the Company was $1,735,476. The new ESOP loan from the Company bears interest at an adjustable rate equal to the prime rate of interest, with a maturity date of November 16, 2010. This loan is secured by the ESOP’s pledge of unallocated shares of the Company’s common stock held by the ESOP.

On or about February 17, 2004, an amended complaint was filed in the Alston lending acts litigation. The amended complaint, which completely replaces the original complaint, omits class action and racketeering claims and alleges violations of the Truth in Lending Act and Regulation Z of the Federal Reserve Board in addition to conversion, negligence, outrage, suppression, fraud and misrepresentation, trespass, conspiracy and failure to provide notice before disposition of collateral for loans. On April 2, 2004, eighty-one individuals, most of whom were formerly members of the purported class in the lending acts litigation filed by William Alston, filed suit against the Company, Community Bank and a former Community Bank employee in the Circuit Court of Jefferson County, Alabama. This suit claims that the defendants injured the plaintiffs, primarily in connection with lending at Community Bank’s office in Double Springs, Alabama, by wrongfully taking property, committing fraud, furnishing inaccurate information to credit reporting agencies, negligently hiring, training and supervising employees, negligently handling customer accounts, altering loan documents and failing to honor oral and written contracts with the plaintiffs.

On March 8, 2004, the Company continued its election to defer interest payments on its trust preferred securities. On this date, the Company had accrued but unpaid interest totaling $3,035,352. This was the fifth consecutive semiannual payment deferral of the ten allowed under the terms of the indenture governing the debenture.

On March 15, 2004 the Corporation’s ESOP and the ESOP trustee, North Star Trust Company, filed suit in the United States District Court for the Northern District of Alabama against Kennon R. Patterson, Sr., the Corporation’s former Chairman, Chief Executive Officer and President. In the lawsuit the ESOP seeks damages for alleged breaches of fiduciary duty by Mr. Patterson, and both the ESOP and the trustee seek a declaratory judgment that the ESOP has a right of set-off against Mr. Patterson’s account in the ESOP, and the ESOP is not required to make a distribution of funds to Mr. Patterson.

On March 31, 2004, the Company’s subsidiary Community Insurance Corp. sold the building classified as held for sale with a carrying value of $850,000 at December 31, 2003 (see Note 5). The building sold for $900,000; therefore, the Company subsequently recorded a gain of $50,000 on the sale.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

On or about April 5, 2004, Travelers’ Casualty and Surety Company of America filed a motion for permission to intervene in the Benson litigation asserting that, to the extent that it is required to reimburse Community Bancshares and Community Bank for losses pursuant to the Company’s fidelity bond, it will be subrogated to the derivative claims made on behalf of Community Bancshares and Community Bank in the Benson litigation.

Note 24 - Prior Period Adjustments

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

Also, during the fourth quarter of 2002, the Audit Committee commenced a new investigation into the allegations that Community Bank had been overcharged by certain subcontractors in exchange for discounted charges for work done on the personal residence of the Company and Bank’s former Chief Executive Officer. The results thus far are considered to be substantially complete and are, in management’s best estimation, the loss incurred due to overpayments on the Bank’s construction projects. The overcharges occurred between 1998 and 2000 and totaled $1,972,712. The Company is considering these impairments to premises and equipment and has reflected the appropriate amounts as prior period adjustments to the corresponding financial reporting periods as well as restating all periods presented in the consolidated balance sheets and the consolidated statements of income. At December 31, 2002 the Company had deemed these amounts to be a loss because potential recoveries cannot be reasonably estimated or known to be collectible at this time. The Company intends to seek recoveries in full. As of December 31, 2003, potential recoveries are still unknown as to amount or ability to collect.

The schedule below shows all prior period adjustments discussed above and their effects on net income and retained earnings for the periods presented:

Retained earnings, December 31, 2000, as previously reported	$13,490,799
Prior period adjustments:
Loss on impairment of premises and equipment	(1,972,712)
Change in depreciation expense	24,561

Retained earnings, December 31, 2000, as restated	$11,542,648

Retained earnings, December 31, 2001, as previously reported	$12,390,300
Prior period adjustments:
Loss on impairment of premises and equipment	(1,972,712)
Change in depreciation expense	63,494
Unrecorded liabilities	(227,985)
Valuation of repossessed assets	(85,986)
Accounts receivable	(47,347)

Retained earnings, December 31, 2001, as restated	$10,119,764

Net loss, for the year ended December 31, 2001, as previously reported	$(1,100,499)
Change in depreciation expense	38,933
Unrecorded liabilities	(227,985)
Valuation of repossessed assets	(85,986)
Accounts receivable	(47,347)

Net loss, for the year ended December 31, 2001, as restated	$(1,422,884)

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 25 – Discontinued Operations

During 2002, Community Bank consummated the sale of the following branch offices: two Pulaski, Tennessee locations on March 31, 2002; two DeKalb County, Alabama locations on May 3, 2002; and six Marshall County, Alabama locations on May 31, 2002. The following outlines the total assets sold and total liabilities released on the transactions.

Loans	$95,130,132
Less allowance for loan losses	752,193

Loans, net	94,377,939
Premises and equipment, net	8,686,603
Accrued interest receivable	653,266
Other real estate owned	451,280
Other assets	93,547

Total assets	$104,262,635

Deposits	$139,080,234
Accrued interest payable	656,041
Capitalized lease obligation	1,614,318
Other liabilities	19,036

Total liabilities	$141,369,629

The Company paid $32,054,765 in cash on these transactions and recorded a capitalized lease receivable of $3,107,157. The Company recognized total gains of $8,071,985 representing the premium received on core deposits less discounts on loans and fixed assets.

Note 26 - Condensed Parent Company Information

BALANCE SHEETS

	December 31,
	2003	2002
Assets:
Cash and due from banks	$6,968,022	$587,222
Investment in subsidiaries*	46,234,105	54,939,516
Intangible assets, net	652,717	732,133
Deferred tax assets.	847,151	752,487
Refundable income taxes-current	429,742	786,927
Other assets	371,197	445,817

Total assets	$55,502,934	$58,244,102

Liabilities and stockholders’ equity:
Long-term debt	$3,168,502	$3,577,687
Trust preferred securities	10,310,000	10,310,000
Other liabilities	6,706,812	4,045,458
Stockholders’ equity	35,317,620	40,310,957

Total liabilities and stockholders’ equity	$55,502,934	$58,244,102

*	Eliminated in consolidation

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

STATEMENTS OF INCOME

	Years ended December 31,
	2003	2002	2001
Income:
From subsidiaries - eliminated in consolidation:
Dividends	$—	$—	$—
Management fees	25,000	300,000	300,000
Interest	39,993	46,385	111,322
Other income	1,085	1,200	15,007

	66,078	347,585	426,329

Expenses:
Salaries and employee benefits	316,063	1,342,569	1,568,160
Interest	1,425,142	1,308,043	1,388,241
Other expenses	427,663	536,289	683,737

	2,168,868	3,186,901	3,640,138

Loss before income taxes and equity in undistributed earnings of subsidiaries	(2,102,790)	(2,839,316)	(3,213,809)
Income taxes	817,362	1,067,504	1,107,020

Loss before equity in undistributed earnings (loss) of subsidiaries	(1,285,428)	(1,771,812)	(2,106,789)
Equity in undistributed earnings (loss) of subsidiaries	(11,814,520)	2,676,010	683,905

Net income (loss)	$(13,099,948)	$904,198	$(1,422,884)

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$(13,099,948)	$904,198	$(1,422,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Equity) loss in undistributed income of subsidiaries	11,814,520	(2,676,010)	(683,905)
ESOP expense related to shares released	181,027	177,065	256,101
Depreciation and amortization	81,957	107,847	86,707
Loss on sale of premises and equipment	11,093	2,637	—
Decrease in other assets.	403,401	514,730	1,690,614
Increase (decrease) in other liabilities.	2,013,436	1,468,226	(184,800)

Net cash provided (used) by operating activities	1,405,486	498,693	(258,167)

Investing activities:
Capitalization of subsidiaries	(5,100,000)	—	(1,534,000)

Net cash used in investing activities	(5,100,000)	—	(1,534,000)

Financing activities:
Repayment of long-term debt	(409,184)	(1,088,914)	(1,008,605)
Issuance of common stock	10,484,498	196,801	209,865
Retirement of common stock	—	(1,792)	—

Net cash provided (used) by financing activities	10,075,314	(893,905)	(798,740)

Net change in cash and cash equivalents	6,380,800	(395,212)	(2,590,907)
Cash and due from banks, beginning of year	587,222	982,434	3,573,341

Cash and due from banks, end of year	$6,968,022	$587,222	$982,434

Unaudited Consolidated Quarterly Results

A summary of the unaudited results of operations for each quarter of 2003 and 2002 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)
2003:
Total interest income	$8,914	$8,429	$7,825	$7,957
Total interest expense	3,837	3,655	3,425	3,348
Provision for loan losses.	1,289	2,321	1,865	5,906
Net interest income, after provision for loan losses	3,788	2,453	2,535	(1,297)
Securities gains, net	648	81	374	—
Total noninterest income	2,184	1,793	1,813	1,224
Total noninterest expense.	7,009	7,242	7,588	14,340
Income taxes	488	455	1,876	5,768
Net income (loss)	(549)	(2,541)	(1,364)	(8,645)
Per share:
Basic earnings (loss) from continuing operations	(0.12)	(0.55)	(0.30)	(1.77)
Diluted earnings (loss) from continuing operations	(0.12)	(0.55)	(0.30)	(1.77)
Basic earnings (loss)	(0.12)	(0.55)	(0.30)	(1.77)
Diluted earnings (loss)	(0.12)	(0.55)	(0.30)	(1.77)

2002:
Total interest income	12,307	8,640	10,029	9,681
Total interest expense	5,571	3,332	4,279	3,971
Provision for loan losses.	1,042	3,012	2,389	3,589
Net interest income, after provision for loan losses	5,694	2,296	3,361	2,121
Securities gains, net	17	107	305	224
Total noninterest income	1,908	1,828	2,007	1,703
Total noninterest expense.	7,387	6,416	9,695	5,573
Income taxes	120	(328)	(1,824)	(1,097)
Income (loss) from continuing operations	95	(1,963)	(2,503)	(652)
Income (loss) from discontinued operations	1,138	4,790	—	—
Net income (loss)	1,233	2,827	(2,503)	(652)
Per share:
Basic earnings (loss) from continuing operations	0.02	(0.42)	(0.54)	(0.14)
Diluted earnings (loss) from continuing operations	0.02	(0.42)	(0.54)	(0.14)
Basic earnings (loss)	0.27	0.60	(0.54)	(0.14)
Diluted earnings (loss)	0.27	0.60	(0.54)	(0.14)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company’s discussion of changes in its accountants are disclosed in:

(i.)	a report on Form 8-K filed on October 11, 2002, and

(ii)	an amendment thereto on Form 8-K/A filed on November 5, 2002.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the Securities and Exchange Commission, or the “Commission,” under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective, in all material respects, in the timely alerting of them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s Exchange Act reports.

During the fourth quarter of 2003, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In the third quarter of 2003, the Company began to improve its financial reporting procedures and processes related to the repossession of collateral pledged to support defaulted loans. These procedures were finalized and implemented during the fourth quarter of 2003. The Company does not, however, presently believe that these improvements are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following provides the names of the Company’s directors, their ages, the positions held by them with the Company and certain of its subsidiaries and their principal occupations for the last five years:

Directors with Terms Expiring in 2006 (Class I)

Name, Age and Positions Held with the Company and Subsidiaries	Director of Company Since	Principal Occupation During Past Five Years
Roy B. Jackson (69) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation; Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	1999	(Retired) Owner of Jackson Farm & Garden Center, Minor Hill, Tennessee

Stacey W. Mann (51) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp., Southern Select Insurance, Inc., and Community Funding Corporation	2003	President & Chief Operating Officer of Community Bank (2003 – Present); Executive Vice President and Chief Operating Officer of Community Bank (2001 – 2003); Area Executive Vice President of Community Bank (1997 – 2001)

Jimmie Trotter (66) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	2000	(Retired) Principal of Mortimer Jordan High School, Morris, Alabama

Directors with Terms Expiring in 2004 (Class II)

Name, Age and Positions Held with the Company and Subsidiaries	Director of Company Since	Principal Occupation During Past Five Years
Glynn Debter (69) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation; Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	1996	Owner-operator of Debter Farms (cattle breeding), Horton, Alabama

John J. Lewis, Jr. (56) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation; Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	1997	Production Planning Manager for Tyson Foods, Inc. (food processing) Blountsville, Alabama

Loy McGruder (63) Director of Community Bancshares	1996	President of Community Bank (2002 – Present); Executive Vice President of Community Bank (1994 – 2002)

Directors with Terms Expiring in 2005 (Class III)

Name, Age and Positions Held with the Company and Subsidiaries	Director of Company Since	Principal Occupation During Past Five Years
Kenneth K. Campbell (59) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	2003	(Retired) President of Birmingham Communications and Electronics, Inc. (wireless telephone), Birmingham, Alabama

Patrick M. Frawley (52) Chairman, President and Chief Executive Officer of Community Bancshares; Chairman and Chief Executive Officer of Community Bank; Chairman of 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	2003	Chairman, President and Chief Executive Officer of Community Bancshares (2003 – Present); Chairman and Chief Executive Officer of Community Bank (2003 – Present); Senior Vice President of Community Bank (2002 – 2003); Director of Regulatory Relations for Bank of America (1991 – 2002)

Kennon R. Patterson, Sr. (61) Director of Community Bancshares	1983	Chairman, President and Chief Executive Officer of Community Bancshares (1985 – 2003); Chairman and Chief Executive Officer of Community Bank (1993 – 2003)

Merritt M. Robbins (66) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	1996	Piggly Wiggly grocery store operator and property developer, New Hope, Alabama

On January 20, 2003, Kennon R. Patterson, Sr. filed a petition for protection under Chapter 11 of the United States Bankruptcy Code, which was dismissed without prejudice on January 12, 2004.

On October 29, 2003, Kennon R. Patterson, Sr. was indicted by a Federal grand jury on 25 counts charging bank fraud, conspiracy, misapplication of bank funds, false statements to a financial institution, false entries in the books and records of a financial institution, money laundering and filing false tax returns. By letter dated November 11, 2003, Mr. Patterson informed the Company that he was taking a leave of absence from the Company’s Board of Directors until the charges in the indictment are resolved.

The following provides the names of the Company’s executive officers, their ages, the positions held by them with the Company and certain of its subsidiaries and their principal occupations for the last five years:

Name, Age and Position Currently Held with the Company and its Subsidiaries	Principal Experience During Past Five Years

Patrick M. Frawley (52)

Chairman, President and Chief Executive Officer of

Community Bancshares; Chairman and Chief

Executive Officer of Community Bank; Chairman of

1st Community Credit Corporation, Community

Appraisals, Inc., Community Insurance Corporation,

and Southern Select Insurance, Inc.; Vice President

of Community Funding Corporation

Chairman, President, and Chief Executive Officer of Community Bancshares (2003 – Present); Chairman and Chief Executive Officer of Community Bank (2003 – Present); Senior Vice President of Community Bank (2002 – 2003); Director of Regulatory Relations for Bank of America (1991 – 2002)

Kerri C. Kinney (34)* Chief Financial Officer of Community Bancshares and Community Bank; Treasurer of Community Funding Corporation	Chief Financial Officer of Community Bancshares and Community Bank (2001 – Present); Senior Risk Consultant for Compass Bank, Birmingham, Alabama (2001); Chief Accounting Officer of Frontier National Corporation, Sylacauga, Alabama (1998 – 2000); Chief Financial Officer of Frontier National Bank, Lanett, Alabama (1997 – 2000); Vice President and Controller of The County Bank, Greenwood, South Carolina (1993 – 1997)

Stacey W. Mann (51)

Director of Community Bancshares; Director and

President of Community Bank; Director of 1st

Community Credit Corporation, Community

Appraisals, Inc., Community Insurance Corporation,

Southern Select Insurance Inc., and Community

Funding Corporation; Vice President of Community

Funding Corporation

President of Community Bank (2003 – Present); Executive Vice President of Community Bank (1997 – 2003);

*	On April 14, 2003, Jim Kinney, Mrs. Kinney’s husband, became an employee of Community Bank at an annual salary of $75,000. Mr. Kinney will be the project manager of a specific project for the operations division. It is anticipated that Mr. Kinney’s employment will terminate upon completion of the project in approximately 12 months from his employment date.

The Company’s bylaws provide that the term of office of an executive officer of the Company is to be as provided in the officer’s employment agreement or, if the officer is not a party to an employment agreement of if the officer’s employment agreement does not specify a term of office, as determined by the Company’s Board of Directors and until the officer’s successor is elected and qualified or until the officer’s earlier resignation or removal. The Company is not a party to any employment agreement with any executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” requires the Company’s directors, executive officers and persons who beneficially own more than ten percent of the Company’s common stock to file with the Securities and Exchange Commission, or the “SEC,” on a timely basis initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. There are specific dates by which these reports are to be filed and the Company is required to disclose any failure to file on a timely basis reports that were required for 2003.

During 2003, Patrick M. Frawley and Kerri C. Kinney each reported on Forms 5, filed February 12, 2003, a grant of stock options that took place on February 6, 2003. These grants should have been reported by both Mr. Frawley and Ms. Kinney two days earlier on a Form 4. Stacey W. Mann filed a Form 4 on August 29, 2003, which was five days late, reporting one transaction related to the sale of stock. Kenneth K. Campbell filed an amended Form 3 on November 21, 2003 to include jointly held stock, which was inadvertently omitted from his Form 3 originally filed on April 28, 2003. The Company has relied on written representations of its directors and executive officers and copies of the reports that have been filed in making required disclosures concerning beneficial ownership reporting. However, the Company did not receive a written representation from Kennon R. Patterson, Sr. that he was not required to file a Form 5.

Audit Committee

The Company established an Audit Committee of its Board of Directors in accordance with section 3(a)(58)(A) of the Exchange Act for the purpose of overseeing the accounting and financial reporting processes of the Company as well as the audits of the Company’s financial statements The current members of the Audit Committee are Kenneth K. Campbell, who serves as chairman, Merritt M. Robbins, who serves as vice chairman, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr. and Jimmie Trotter.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that the Company presently does not have an Audit Committee financial expert serving on its Audit Committee. Given the Company’s non-urban location, the Company has not been unable to identify a suitable candidate for director who would qualify as an “audit committee financial expert,” as defined by the SEC, to become a member of the Audit Committee. The Board of Directors believes that the incumbent Audit Committee members’ financial acumen is strong and that they can discharge the Audit Committee’s responsibilities.

Code of Ethics for Financial Professionals

The Company has adopted a Code of Ethics for Financial Professionals, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.

Stockholder Nominations to the Board of Directors

The Board of Directors of the Company approved and adopted amended and restated bylaws on October 23, 2003 that, among other things, amended the process by which stockholders may submit nominations of persons for election to the Company’s Board of Directors. Prior to the amendment and restatement of the bylaws, any stockholder of record entitled to vote at the meeting at which directors were to be elected could submit such nominations in writing to the Company’s secretary. To be considered, such nominations had to be received at least 90, but not more than 120, days prior to the first anniversary of the preceding year’s annual meeting of stockholders.

According to the amended and restated bylaws adopted on October 23, 2003, only stockholders of the Company who have continuously for at least one year held stock of the Company, either having a market value of at least $2,000 or constituting one percent or more of the Company’s stock entitled to vote for the election of directors, may recommend candidates for consideration by the Company’s Nominating Committee. The stockholder recommendations for nomination must be submitted in writing to the Company’s secretary not less than 120 days, and not more than 180 days, prior to the date of the notice of annual meeting provided by the Company with respect to the previous year’s annual meeting of stockholders. If no annual meeting was held the previous year, or if the date of the annual meeting is changed by more than 30 calendar days from the date of the previous year’s annual meeting, then a stockholder’s recommendation notice to the Company must be received no later than the close of business on the tenth day following the date on which the notice of the date of the annual meeting is given to stockholders or made public, whichever is earlier. The notice must provide the name, age, business address, residence address, principal occupation, and number of shares of Company stock beneficially owned by each proposed nominee as well as any other information relating to the proposed nominee that is required to be disclosed in solicitations for proxies for election of directors pursuant to Schedule 14A of Regulation 14A promulgated under Section 14(a) of the Exchange Act. The stockholder must also submit with respect to each proposed nominee a fully completed Federal Reserve Form FR 2081 and a fingerprint card together with such information as the Company’s regulators may require. The notice must also contain the name, record address and number of shares of Company stock beneficially owned by the stockholder giving notice of proposed nominations.

ITEM 11. EXECUTIVE COMPENSATION

Under the rules established by the SEC, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company’s chief executive officer and other executive officers who make in excess of $100,000 per year, collectively, the “named executive officers.” The table below sets forth certain elements of compensation for the named executive officers of the Company for the periods indicated.

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-Term Compensation Awards	All Other Compensation (1)
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation		Securities Underlying Options/SAR
Patrick M. Frawley Chairman, Chief Executive Officer and President	2003 2002 2001	$297,577 175,782 —	(2)	— — —	35,451 24,854 —	(3) (3)	150,000 — —	21,671 — —

Stacey W. Mann President Community Bank	2003 2002 2001	$213,386 200,000 185,852		— — —	— — —		40,000 12,500 10,000	23,471 8,889 4,876

Kerri C. Kinney Chief Financial Officer	2003 2002 2001	$149,359 126,200 49,389		— —	16,425 —	(3)	27,500 — 3,000	17,984 8,073 —

William H. Caughran General Counsel	2003 2002 2001	$122,212 114,925 150,000		— — —	— — —		27,500 12,500 10,000	13,242 — 4,514

Lawrence Boland President Community Insurance Corp	2003 2002 2001	$120,000 119,885 113,882		— — —	— — —		10,000 — —	14,802 6,049 3,860

Kennon R. Patterson, Sr. Former Chairman, President and Chief Executive Officer	2003 2002 2001	$71,379 917,000 917,000		— — —	— — —		— 80,000 80,000	3,500 17,089 3,076

Loy D. McGruder Former President Community Bank	2003 2002 2001	$126,923 273,782 220,500		— — —	— — —		25,000 25,000 10,000	5,300 8,889 4,876

1.	Amounts shown in this column for the fiscal year ended December 31, 2003 include life insurance premiums paid by the Company and contributions by the Company to the Company’s ESOP, respectively, as follows: Patrick M. Frawley $0 and $21,671; Stacey W. Mann $1,800 and $21,671; Kerri C. Kinney $1,800 and $16,184; William H. Caughran $0 and $13,242; Lawrence Boland $1,800 and $13,002; and Loy D. McGruder $1,800 and $0. ESOP contributions for 2003 are estimated because the allocations for the 2003 plan year have not been completed by the plan record keeper. Also includes, in the case of Kennon R. Patterson, Sr. and Loy D. McGruder, $3,500 in fees paid to each individual in 2003 for service as a director of the Company following the individual’s termination of employment.

2.	Mr. Frawley’s employment by Community Bank was subject to regulatory approval which was obtained on May 30, 2002. Mr. Frawley was an independent contractor from March 1, 2002 until June 10, 2002. The amount shown in the table for 2002 includes $56,875 paid to Mr. Frawley as an independent contractor and $118,907 paid to him as a Community Bank employee.
3.	Includes for 2003 and 2002, respectively, for Patrick M. Frawley $3,383 and $0 with respect to social club dues, $6,821 and $4,083 with respect to usage of a Company-owned automobile, and $25,247 and $20,771 with respect to expenses related to temporary housing. Also includes for 2002 for Kerri C. Kinney $5,432 with respect to social club dues, $7,000 with respect to usage of a Company-owned automobile, and $3,993 with respect to discounted interest rates through participation in Community Bank’s employee loan program.

Stock Options

The following table provides information concerning grants of stock options by the Company to the named executive officers during 2003:

Option Grants in Last Fiscal Year

Name	Individual Grants			Potential realizable value at assumed annual rates of stock price appreciation for option term
	Number of securities underlying options granted	Percent of total options granted to employees in fiscal year		Exercise price	Expiration date	5%	10%
Patrick M. Frawley	75,000 75,000	16.70 16.70%		$7.00 7.00	2/5/08 7/31/08	$145,043 145,043	$320,513 320,513

Stacey W. Mann	40,000	8.91		7.00	7/31/08	77,356	170,940

Kerri C. Kinney	12,500 15,000	2.78 3.34		7.00 7.00	2/5/08 7/31/08	24,174 29,009	53,419 64,103

William H. Caughran	12,500 15,000	2.78 3.34		7.00 7.00	2/5/08 7/31/08	24,174 29,009	53,419 64,103

Lawrence Boland	10,000	2.23		7.00	7/31/08	19,339	42,735

Kennon R. Patterson, Sr.	—	—		—	—	—	—

Loy D. McGruder	25,000		(1)	7.00	7/31/08	48,348	106,838

(1)	Stock options granted to Loy D. McGruder in 2003 were made after his retirement as an officer of Community Bank and were based on his continued service as a director of the Company.

Option Exercises and Holdings

The following table provides information concerning the exercise of stock options during 2003 by the named executive officers and the unexercised stock options held by the named executive officers at December 31, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Number of Securities Underlying Unexercised Options/SARs at FY-End	Value of Unexercised In-the-money Options/SARs at FY-End (1)
Patrick M. Frawley	150,000	—
Stacey W. Mann	62,500	—
Kerri C. Kinney	30,500	—
William H. Caughran	27,500	—
Lawrence Boland	10,000	—
Kennon R. Patterson, Sr.	—	—
Loy D. McGruder	60,000	—

(1)	The exercise price of all stock options is higher than the market value of the underlying shares of Common Stock ($5.35 per share at December 31,2003, as determined by the Board of Directors).

Retirement Plan

The following table shows the estimated annual benefits payable at normal retirement age (age 65) under Community Bancshares, Inc. Revised Pension Plan, a qualified defined benefit retirement plan, as well as under Community Bancshares Inc. Benefit Restoration Plan, a non-qualified supplemental retirement plan. This supplemental plan provides benefits that would otherwise be denied participants due to the limitations on qualified plan benefits imposed by the Internal Revenue Code. The only named executive officers who are participants in this supplemental plan are Messrs. Mann, Patterson and McGruder.

PENSION PLAN TABLE

	Years of Credited Service
Average Annual Compensation	10	20	30	40
$25,000	$3,750	$7,500	$11,250	$15,000
50,000	7,500	15,000	22,500	30,000
75,000	11,250	22,500	33,750	45,000
100,000	15,000	30,000	45,000	60,000
250,000	37,500	75,000	112,500	150,000
500,000	75,000	150,000	225,000	300,000
750,000	112,500	225,000	337,500	450,000
1,000,000	150,000	300,000	450,000	600,000
1,250,000	187,500	375,000	562,500	750,000

The benefits shown in the table above are not subject to any deduction for Social Security benefits or other offset amounts. Benefits are computed as a straight-line annuity beginning at age 65. Benefits under both plans were frozen as of December 31, 2003.

The amount of compensation covered by the combination of plans covering the named executive officers is total compensation, including bonuses, overtime or other forms of extraordinary compensation. The amount of the retirement benefit is determined by the length of the retiree’s credited service under the plans and his average monthly earnings for the five highest compensated, consecutive calendar years of the retiree’s final ten consecutive calendar years of employment with the Company and its subsidiaries. The full years of credited service under the plans for the named executive officers as of December 31, 2003 are as follows: Patrick M. Frawley: 2 years, Stacey W. Mann: 20 years, Kerri C. Kinney: 2 years, William H. Caughran: 5 years, Lawrence Boland: 4 years, Kennon R. Patterson, Sr.: 19 years, and Loy D. McGruder: 15 years.

401(k) Plan

On January 1, 2004, we established the Community Bancshares, Inc. 401(k) Plan. Under the 401(k) plan, we will match 100% of the first 3%, and 50% of the next 2%, of compensation deferred by eligible employees. The 401(k) plan also enables us to make discretionary profit-sharing contributions on behalf of all of our employees.

Compensation of Directors

During 2003, non-employee directors of the Company were paid a fee of $500 for each quarterly meeting of the Board of Directors. Non-employee members of the Company’s Executive Committee, Nominating Committee, Executive Compensation Committee, Audit Committee and Pension and ESOP Administrative Committee received a fee of $250 per meeting. Non-employee directors of the Company who are also directors of Community Bank received a monthly fee of $1,500 plus $500 per meeting held in excess of one per month. Non-employee directors of 1st Community Credit Corporation, Community Appraisals, Inc. and Community Insurance Corp. received a quarterly fee of $500. Non-employee members of Community Bank’s Executive Committee, Audit Committee and Asset Quality Committee received $250 per meeting. Non-employee members of Community Bank’s Directors Credit Committee received a monthly fee of $500.

Employment Agreements and Change in Control Arrangements

Employment Agreements

Effective April 1, 1996, Community Bancshares entered into an Employment Agreement with Kennon R. Patterson, Sr., which was amended on October 14, 1999. This Employment Agreement, as amended, provided that Mr. Patterson would serve as the Chairman of the Board of Directors, President and Chief Executive Officer of the Company and receive annual cash compensation of at least $898,600, which represented the amount of Mr. Patterson’s total cash compensation for 1999. The Employment Agreement further provided that Mr. Patterson’s cash compensation could be increased if determined by the Board of Directors appropriate to do so based on the recommendation of the Company’s Executive Compensation Committee. Mr. Patterson’s Employment Agreement also provided that he would receive four weeks of paid vacation annually, use of an automobile for business and personal purposes, reimbursement of reasonable business and professional expenses, memberships in civic and social clubs, and an annual allowance of $10,000 for the purchase of life insurance. In the event that Mr. Patterson was disabled to the extent that he was incapable of performing his duties, he would have been entitled to a continuation of his compensation during the period of disability, but not to exceed one year. Mr. Patterson’s employment with the Company and Community Bank was terminated on January 27, 2003. Pursuant to the Employment Agreement, Mr. Patterson may not engage in the business of banking within a 25 mile radius of any office of the Company or its subsidiaries for a period of two years following the termination of his employment.

Change in Control Agreements

With the exception of Mr. Boland, the Company or Community Bank has entered into Change in Control Agreements with each of the named executive officers. These agreements have terms of three years and are automatically renewed unless terminated by the Company at the end of any three year terms. In the event of a change in control (as defined in the agreements) of the Company, the named executive officer is entitled to receive certain severance benefits, provided the executive officer’s employment is terminated by the Company within 30 months following the change in control, unless the termination is “for cause” or by reason of the officer’s death, disability or retirement on or after age 65. The executive officer is also entitled to these severance benefits if the officer terminates his or her employment with the Company within 30 months following a change in control if, among other reasons, the officer’s authority, duties, compensation or benefits have been reduced or if the officer is forced to relocate more than 50 miles from his place of employment immediately prior to the change in control. If, during the term of the agreement, a transaction is proposed which, if consummated, would constitute a change in control and (i) the officer’s employment is thereafter terminated by the Company other than for cause or by reason of the officer’s death, disability or retirement on or after age 65 and (ii) the proposed transaction is consummated within one year following the officer’s termination of employment, the change in control will be deemed to have occurred during the term of the agreement and the officer will be entitled to severance benefits. The officer is also entitled to receive severance benefits if the officer terminates employment for any reason during a 30-day period beginning 12 months after the occurrence of a change in control.

Community Bank entered into such a Change in Control Agreement with Patrick M. Frawley on December 12, 2003. The severance benefits payable under the agreement with Mr. Frawley consist solely of a lump sum payment equal to the present value of Mr. Frawley’s monthly salary that would have been payable by Community Bank for the 12 months following his termination of employment but for the termination.

The Company entered into Change in Control Agreements with Stacey W. Mann, William H. Caughran, Kennon R. Patterson, Sr. and Loy D. McGruder on December 4, 1999, and with Kerri C. Kinney on September 18, 2001. The severance benefits payable under each of these agreements are as follows: (i) a lump sum payment equal to the present value of the officer’s monthly salary that would have been payable by the Company for the 12 months following the officer’s termination of employment but for such termination; (ii) a lump sum payment equal to the present value of a monthly payment, which monthly payment is deemed to have been payable by the Company for 30 months following the termination of the officer and is calculated by taking one-twelfth of the average of the bonuses earned by the officer for the two calendar years immediately preceding the year in which the officer’s termination of employment occurs; (iii) continuation of the officer’s health and life insurance benefits for 30 months following the officer’s termination of employment at the same level and on the same terms as provided to the officer immediately prior to his termination of employment; (iv) full vesting and continued participation for a period of 30 months following the officer’s termination of employment in certain retirement plans or, if such full vesting and continued participation is not allowed, payment by the Company of a lump sum supplemental benefit in lieu of full vesting and continued participation in such plans; and (v) individual career counseling and outplacement services for a reasonable period of time following the officer’s termination of employment, up to a maximum cost to the Company of $5,000 per officer.

The employment of Kennon R. Patterson, Sr. and Loy D. McGruder with the Company in every capacity terminated on January 27, 2003 and June 6, 2003, respectively.

Compensation Committee Interlocks and Insider Participation

Glynn Debter, who serves as chairman, John J. Lewis, Jr., who serves as vice chairman, and Roy B. Jackson currently serve as members of the Executive Compensation Committee of the Company’s Board of Directors. None of Mr. Debter, Mr. Lewis and Mr. Jackson are or were previously officers or employees of the Company.

During part of 2003 the following individuals also served on the Executive Compensation Committee: Denny G. Kelly, Kennon R. Patterson, Jr., Merritt M. Robbins and Jimmie Trotter.

Denny G. Kelly was an executive officer of the Company and Community Bank until January 2002. Kennon R. Patterson, Jr. was an executive officer of Community Bank until December 2000, and is the son of Kennon R. Patterson, Sr., the Company’s former Chief Executive Officer.

EXECUTIVE COMPENSATION COMMITTEE REPORT

ON EXECUTIVE COMPENSATION

Overview

The Company’s Executive Compensation Committee (the “Compensation Committee”) is responsible for establishing and administering the Company’s executive compensation program. The Compensation Committee also makes recommendations regarding executive compensation to the Board of Directors, which has final approval of the compensation of each executive officer, including the named executive officers identified in the Summary Compensation Table above. The named executive officers do not participate in the Board of Directors’ review and determination of their compensation or in the Compensation Committee’s review and recommendation of their compensation.

The Company’s executive compensation program is designed to attract, reward, retain and motivate executive officers who will provide strong leadership necessary for the Company to achieve superior financial performance and stockholder return, and who will be an integral part of the communities that the Company serves. During 2003, the Company’s executive compensation program consisted only of base compensation and long-term incentives. Executive officers also receive various perquisites comparable to those made available to executive officers of other financial institutions, as well as retirement and other employee benefits that are generally available to employees of the Company and its subsidiaries.

Executive Compensation Program

Base Compensation

Base compensation provides the foundation for the Company’s executive compensation program. The purpose of the base compensation paid to executives is to compensate the executive for performing the basic duties that he or she is expected to perform. Salaries are typically reviewed and adjusted yearly.

In determining the base compensation for a particular executive officer, the Compensation Committee performs a subjective evaluation focusing on two factors: (i) the officer’s individual performance and (ii) performance of the Company and business unit or units of the Company for which the officer is responsible. The Compensation Committee does not assign any relative or specific weights to these factors, and individual members of the Compensation Committee may give differing weights to different factors. Accordingly, during a particular year, the base compensation of an executive officer of the Company may not necessarily be related to the Company’s performance during that year or the prior year.

Individual Performance. In determining its recommended compensation for each executive officer of the Company, the Compensation Committee considers the officer’s individual performance during the prior year. Individual performance is generally evaluated by reference to the executive officer’s annual performance review, in which the officer is subjectively graded by his or her superiors on various specified criteria, including leadership skills and management ability.

Company Performance. The Compensation Committee also considers the performance during the prior year of the Company and the bank, branch, branches or other business unit or units of the Company for which the executive officer is responsible. For example, in determining the compensation for the Chairman, Chief Executive Officer and President of the Company, the Compensation Committee reviews the performance of the entire Company, on a consolidated basis, and in determining the compensation for the President of Community Bank, the Compensation Committee reviews the performance of Community Bank as a whole. The Compensation Committee subjectively evaluates the performance by the business units with respect to those criteria that the Compensation Committee believes to be relevant in assessing the units’ performance. The Compensation Committee has not established any target amounts for these criteria, which may differ from unit to unit, depending on, among other things the nature of the unit’s business (such as banking, consumer finance or insurance) and how long the unit has been in operation. The Compensation Committee generally focuses on the following four criteria, to the extent applicable, in assessing each unit’s performance: (i) growth in loan portfolio; (ii) growth in deposits; (iii) net profit; and (iv) charge-offs and loan losses.

Based on these and other factors that the Compensation Committee and its members may deem to be relevant, the Compensation Committee determines the base compensation of each executive officer and makes its recommendations to the Board of Directors. The Board of Directors then considers the Compensation Committee’s recommendations, and may elect to decrease, increase or approve the compensation recommended by the Compensation Committee. During 2003 the annual base compensation of Patrick M. Frawley was increased to $300,000 to reflect his promotion to Chairman, Chief Executive Officer and President of the Company and Chairman and Chief Executive Officer of Community Bank. Likewise, the annual base compensation of Stacey W. Mann was increased to $220,000 as a result of his promotion to President of Community Bank. Kerri C. Kinney’s annual base compensation was increased to $150,000 in recognition of the importance of the Chief Financial Officer’s role in the Company. Lawrence Boland’s annual base compensation remained at $120,000. William H. Caughran was rehired in March 2003 at an annual base compensation of $155,000, which was the same annual base compensation as when his employment with the Company terminated in August 2002. The employment of Kennon R. Patterson, Sr. and Loy D. McGruder with the Company terminated on January 27, 2003 and June 6, 2003, respectively.

Annual Bonuses

The Company has, to a limited extent, provided short-term incentives to executive officers in the form of annual cash bonuses in recognition of outstanding individual performance and/or business unit performance. The Board of Directors did not award bonuses to any executive officer of the Company for 2003, based on the Board’s determination that the officers’ base compensation provided adequate compensation based on the Company’s performance during 2003.

Long-Term Incentives

The purpose of long-term incentives is to provide incentives and rewards recognizing the performance of the Company over time and to motivate long-term, strategic thinking among executives. During 2003, the Company granted stock options to its directors and certain of its officers as long-term incentives because, among other reasons, the Compensation Committee believes stock options properly align executive pay with stockholders’ interests. The grant of stock options is a common method of incentive compensation for financial institutions and other publicly held companies and allows the Company to be competitive with other employers. The number of options granted to a particular executive officer generally reflects the officer’s position within the Company, the Compensation Committee’s subjective evaluation of the officer’s performance and contribution to the Company, and the Compensation Committee’s analysis of the value of the options awarded (using a standard methodology for valuing options). During 2003, the Company granted options to each of Patrick M. Frawley, Stacey W. Mann, Kerri C. Kinney, William Caughran, Lawrence Boland, Loy D. McGruder and certain other senior officers of the Company, with an exercise price equal to 100% of the fair market value of the Common Stock on the date that the options were granted, as determined by the Board of Directors.

Chief Executive Officer Compensation

On January 27, 2003 the Company’s Board of Directors terminated the employment of Kennon R. Patterson, Sr. as the Company’s Chairman, Chief Executive Officer and President, and promoted Patrick M. Frawley into each of these positions. Mr. Frawley also replaced Mr. Patterson as Chairman and Chief Executive Officer of Community Bank. In determining Mr. Frawley’s compensation for 2003, the Board of Directors considered Mr. Frawley’s past experience in the banking industry, individual performance as Director of Regulatory Relations of Community Bank, the additional responsibilities assumed upon his promotion, and the Company’s financial performance.

By the Executive Compensation Committee:

Glynn Debter (Chairman)

John J. Lewis, Jr. (Vice Chairman)

Roy B. Jackson

Stock Performance Graph

Set forth below is a graph comparing the yearly percentage change in the cumulative total return of the Company’s common stock against the cumulative total return of the NASDAQ Stock Market Bank Index and the American Stock Exchange Major Market Index for the last five years. It assumes that the value of the investment in the Company’s common stock and in each index was $100.00 and that dividends, if any, were reinvested. There is no established trading market for the Company’s common stock and, therefore, no reliable information is available as to the prices at which the Company’s common stock has traded. To the extent that cumulative total return data provided in the graph below is based in part on the price of the Company’s common stock at the dates indicated, such information should not be viewed as indicative of the actual or market value of the Company’s common stock.

	Period Ending
Index	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
Community Bancshares, Inc.	100.00	123.60	106.22	79.66	79.66	28.41
AMEX Major Markets	100.00	119.71	112.82	109.94	96.69	119.53
NASDAQ Bank Index*	100.00	96.15	109.84	118.92	121.74	156.62
SNL >$500M OTC-BB and Pink Banks	100.00	82.52	71.33	66.90	86.45	120.49

*	Source: CRSP, Center for Research in Security Prices, Graduate School of Business, The University of Chicago 2004.

Used with permission. All rights reserved. crsp.com.

Source : SNL Financial LC, Charlottesville, VA	(434) 977-1600

The information provided under the headings “Executive Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC, or subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or to liabilities of Section 18 of the Exchange Act and, unless specific reference is made therein to such headings, shall not be incorporated by reference to any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 17, 2004, with respect to ownership of shares of Common Stock by each of the Company’s directors, all directors, and executive officers of the Company as a group, and each other person or group that is known by the Company, based solely upon a review of filings made with the SEC, to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.

	Shares of Common Stock Beneficially Owned (1)						Percentage of Total Shares Outstanding
Person, Group or Entity	Sole Power (2)		Shared Power (3)		Aggregate
I. Directors, Nominees and Executive Officers
Kenneth K. Campbell	97,178	(4)	3,600		100,778		1.19
Glynn Debter	75,400	(5)	21,611		97,011		1.14
Patrick M. Frawley	226,000	(6)	123,111		349,111		4.11
Roy B. Jackson	76,500	(7)	6,600		83,100		*
John J. Lewis, Jr.	118,390	(8)	124,311		242,701		2.86
Stacey W. Mann	125,665	(9)	4,155		129,820		1.53
Loy D. McGruder	97,552	(10)	32,084		129,636		1.53
Kennon R. Patterson, Sr.	42,622	(11)	70,298		112,920		1.33
Merritt Robbins	248,427	(12)	128,181		376,608		4.43
Jimmie Trotter	77,000	(13)	127,125		204,125		2.40
All Company directors, nominees for directors and executive officers as a group (11 persons)	1,235,972		271,743		1,507,715		17.74

II. Others

North Star Trust Corporation, as Trustee of the Community Bancshares, Inc. Employee Stock Ownership Plan 500 West Madison Street, Suite 3800 Chicago, Illinois 60661	—		518,742	(14)	518,742	(14)	6.10

Riggs Qualified Partners, LLC(15) 4324 Central Avenue Western Springs, Illinois 60558	668,000		—		668,000		7.86

Philip J. Timyan (15) 4324 Central Avenue Western Springs, Illinois 60558	668,000		11,500		679,500		7.99

Spence Limited, L.P., Financial Junk, LLC, John Wilson Spence, III and Gerald J. Bruner (15) P.O. Box 505 Blakely, Georgia 39823-0505	—		747,570		747,570		8.80

Jeffrey A. Miller and Eric D. Jacobs (15) P.O. Box 26039 Gallows Bay Station Christiansted, St. Croix, USVI 00824	—		647,355		647,355		7.62

Stilwell Value Partners IV, Stilwell Associates, L.P. Stilwell Value LLC and Joseph Stilwell (15) 26 Broadway Street, 23rd Floor New York, New York 10004	—		723,831		723,831		8.52

*	Less than 1%.

(1)	The number of shares reflected is shares which, under applicable SEC regulations, are deemed to be beneficially owned, including shares as to which, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, either voting power or investment power is held or shared. In addition, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person which are currently exercisable, or which will become exercisable within 60 days following March 17, 2004, are deemed to be outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The total number of shares beneficially owned is divided, where applicable, into two categories: (i) shares as to which voting/investment power is held solely, and (ii) shares as to which voting/investment power is shared.
(2)	Unless otherwise specified in the following footnotes, if a beneficial owner is shown as having sole power, the owner has sole voting as well as sole investment power, and if a beneficial owner is shown as having shared power, the owner has shared voting power as well as shared investment power. Some individuals are shown as beneficial owners of shares held by the Company’s ESOP. The individual has sole power to direct the ESOP trustee as to the manner in which shares allocated to the individual’s account under the ESOP are to be voted. The individual has no direct power of disposition with respect to shares allocated to the individual’s account, except to request a distribution under the terms of the ESOP. The ESOP record keeper has not completed the allocation as of December 31, 2003, so the number of shares shown as allocated to an individual’s account are as of December 31, 2002.
(3)	This column may include shares held in the name of, among others, a spouse, minor children or certain other relatives sharing the same home as the director, nominee, executive officer or 5% stockholder. In the cases of Messrs. Frawley, Lewis, Robbins and Trotter this column includes 123,111 shares which are held by the ESOP and which have not been allocated to any participant account. These individuals serve as members of the Administrative Committee of the ESOP and have investment authority over the unallocated shares, but each individual disclaims any beneficial ownership with respect to such unallocated shares.
(4)	Includes 50,000 shares which could be acquired within 60 days following March 17, 2004 pursuant to stock options.
(5)	Includes 75,000 shares which could be acquired within 60 days following March 17, 2004 pursuant to stock options.
(6)	Includes 225,000 shares which could be acquired within 60 days following March 17, 2004 pursuant to stock options.
(7)	Includes 75,000 shares which could be acquired within 60 days following March 17, 2004 pursuant to stock options.

(8)	Includes 75,000 shares which could be acquired within 60 days following March 17, 2004 pursuant to stock options and 19,868 shares held by an estate of which Mr. Lewis is the executor and a beneficiary.
(9)	Includes 102,500 shares which could be acquired within 60 days following March 17, 2004 pursuant to stock options and 16,519 shares allocated to Mr. Mann’s ESOP account as of December 31, 2002.
(10)	Includes 85,000 shares which could be acquired within 60 days following March 17, 2004 pursuant to stock options and 12,552 shares allocated to Mr. McGruder’s ESOP account as of December 31, 2002.
(11)	Includes 42,522 shares allocated to Mr. Patterson’s ESOP account as of December 31, 2002.
(12)	Includes 75,000 shares which could be acquired within 60 days following March 17, 2004 pursuant to stock options.
(13)	Includes 75,000 shares which could be acquired within 60 days following March 17, 2004 pursuant to stock options.
(14)	Participants in the ESOP have the power to direct the ESOP trustee how to vote shares allocated to their individual accounts. Any unallocated shares, and any allocated shares with respect to which voting instructions are not received from a participant, will be voted by the appropriate ESOP fiduciary in its discretion.
(15)	Information about this individual group was obtained from a Schedule 13D or 13G, filed by such individual or group with the SEC.

Equity Compensation Plan Information

Although the Company presently does not have any equity compensation plans, the Company does, from time to time, grant stock options to its employees and directors. The following table sets forth summary information regarding such stock option grants made and outstanding as of December 31, 2003:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—

Equity Compensation Plans Not Approved by Security Holders	932,500*	$8.12*	Not Applicable

*	Reflects the sum of individual option grants made by the Company to employees and directors not pursuant to an equity compensation plan.

The Company generally makes these stock option grants under a Form of Stock Option Agreement that provides, among other things, the following terms:

•	the exercise price of the options is equal to the fair market value of the Company’s common stock at the date of grant;

•	the options expire upon the date that is five years after the date of grant;

•	the options are non-transferable, except upon the death of the holder;

•	the options contain a covenant not to compete with the Company; and

•	customary adjustment provisions for stock splits and similar corporate actions by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Community Bank has from time to time made loans to certain of its directors and executive officers, and members of their immediate families. Except as noted below, all such loans are made in the ordinary course of business on substantially the same credit terms, including interest rates, repayment terms and collateral, as those prevailing at the time for comparable transactions with other persons, and do not represent more than a normal risk of collection or present other features unfavorable to Community Bank or the Company.

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

The largest aggregate amount of loans to directors and executive officers of the Company and members of their immediate families outstanding at any time during 2003 under these two programs was approximately $1,196,343. As of March 12, 2004, the total outstanding balance of loans by Community Bank to directors and executive officers of the Company and members of their immediate families under these two programs was approximately $1,167,762.

As of March 12, 2004, Community Bank had a real estate loan in the amount of $5,372,050 outstanding to Mr. Kennon R. Patterson, Sr., the former Chairman, President and Chief Executive Officer of the Company, and the former Chairman and Chief Executive Officer of Community Bank. The loan bears interest at rate equal to 4.00% per annum and matured unpaid on January 29, 2003. In connection with Mr. Patterson’s bankruptcy filing during 2003, Community Bank reclassified this loan to nonaccrual status and charged-off all accrued interest totaling $222,050 on February 4, 2003. The outstanding principal balance of the loan has remained at $5,150,000 since that time, and Mr. Patterson still owes the entire $5,372,050, although we have charged off $222,050 of that amount. The Company has reserved $2,150,000 on this loan for potential losses and believes this to be sufficient based on the value of the underlying collateral.

As of March 12, 2004, Community Bank has outstanding to Hodge Patterson, former Executive Vice President of Community Bank a real-estate loan of $536,376. During 2003, the highest balance outstanding for this loan was $540,401, and its balance at December 31, 2003 was $536,376. The loan bears interest at 5.00%. On November 26, 2003, Mr. Patterson filed a petition for protection from creditors under Chapter 7 of the United State Bankruptcy Code, and on February 19, 2004, Community Bank foreclosed on the real estate securing this loan.

At December 31, 2003, the total outstanding balance of indebtedness incurred by the ESOP to purchase shares of Common Stock was approximately $1,758,291. This indebtedness, which was owed to a third party and was secured by a pledge of 123,111 shares of Common Stock that have not been allocated by the ESOP, was guaranteed by the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

The Company’s independent public accounting firm for the calendar years ended December 31, 2002 and 2003 was Carr, Riggs & Ingram, LLC (“CRI”).

Audit Fees

The aggregate fees for professional services rendered by CRI for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2002 and 2003 for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and statutory audits for those fiscal years were $145,000 and $280,000, respectively.

Audit-Related Fees

The aggregate “Audit-Related Fees” billed by CRI to the Company for the fiscal year ended December 31, 2003 was $45,274. No Audit-Related Fees were paid for 2002. Audit-Related Fees include various attestation services under professional standards, employee benefit plan audits and internal control reviews.

Tax Fees

CRI billed to the Company “Tax Fees” of $52,884 for the fiscal year ended December 31, 2003. No Tax Fees were paid to CRI for 2002. Tax Fees include tax preparation, filing, compliance and advisory services.

All Other Fees

The aggregate fees billed by CRI for services rendered to the Company, other than the services described above, for the fiscal year ended December 31, 2003 were $2,945. There were no other fees paid during 2002. All Other Fees relate primarily to agreed upon procedures for collateral verification for the Federal Home Loan Bank of Atlanta.

Pre-Approval Policies and Procedures

Pursuant to Company policy, all audit and permitted non-audit services must be preapproved by the Audit Committee. All of the services described above for 2003 were preapproved by the Audit Committee. Any services for 2002 that were not preapproved were not required to be pre-approved at that time.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Index of documents filed as part of this report:

(b)	Reports on Form 8-K

The Company filed five reports on Form 8-K during the fourth quarter of 2003:

•	Form 8-K filed on October 9, 2003 updating the Benson et al. v. Community Bancshares, Inc. et al litigation.

•	Form 8-K filed on October 30, 2003 announcing the the indictment of former Chairman and Chief Executive Officer, Kennon R. Patterson, Sr.

•	Form 8-K filed on November 14, 2003 announcing the proposed settlement of the Benson et al. v. Community Bancshares, Inc. et al litigation.

•	Form 8-K filed on November 20, 2003 announcing the leave of absence taken by Kennon R. Patterson, Sr.

•	Form 8-K filed on December 15, 2003 providing Amendment No. 1 to the Company’s Rights Agent Agreement

(c)	Exhibits

3.1	Certificate of Incorporation, as amended and restated May 2000 (1).

3.2	Bylaws, as amended and restated October 23, 2003 (2).

4.1	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (3).

10.1	Promissory Note, Guaranty and Pledge Agreement, dated December 1, 1998, by and between Community Bancshares, Inc. and Colonial Bank, N.A. (4).

10.2	Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April 12, 1994, effective January 1, 1995 (5) (*).

10.3	Subordinated Promissory Note, dated October 4, 1994, between Community Bancshares, Inc. as borrower and Jeffrey K. Cornelius as holder (6).

10.4	Form of Change in Control Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr. and Loy McGruder dated December 4, 1999 (7) (*).

10.5	Form of Stock Option Agreement for Non-Employee Directors between Community Bancshares, Inc., and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Merritt Robbins and Robert O. Summerford, dated December 4, 1999 (8) (*).

10.6	Form of Stock Option Agreement for Employees between Community Bancshares, Inc., and each of Kennon R. Patterson, Sr., Bishop K. Walker, Jr., Denny Kelly, and Loy McGruder, dated December 4, 1999 (9) (*).

10.7	Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (10).

10.8	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (11).

10.9	Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (12).

10.10	Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (13).

10.11	Form of Amendment to Nonqualified Stock Option Agreement, between Community Bancshares, Inc. and grantee, dated December 12, 2000 (14) (*).

10.12	Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Newton (15) (*).

10.13	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Jr., Loy McGruder, Kennon R. Patterson, Jr., Merritt Robbins, Robert O. Summerford, Jimmie Trotter and Kerri Newton dated December 18, 2001 (16) (*).

10.14	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (17) (*).

10.15	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (18) (*).

10.16	Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (19) (*).

10.17	Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (20) (*).

10.18	Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (21).

10.19	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Merritt Robbins, Robert O. Summerford and Jimmie Trotter dated July 19, 2002 (22) (*).

10.20	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (23) (*).

10.21	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003 (24) (*).

10.22	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003 (25) (*).

10.23	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003 (26) (*).

10.24	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003 (27) (*).

10.25	Form of Change in Control Agreement between Community Bancshares, Inc, and each of Kennon R. Patterson, Sr. and William H. Caughran, Jr. dated December 4, 1999 (28) (*).

10.26	Amendment Number 1 to the Community Bancshares, Inc. Benefit Restoration Plan (*).

10.27	Amendment Number 2 to the Community Bancshares, Inc. Benefit Restoration Plan (*).

10.28	Change in Control Agreement between Community Bancshares, Inc. and Stacey W. Mann (*).

10.29	Change in Control Agreement between Community Bank and Patrick M. Frawley (*).

10.30	Employment Agreement, dated March 28, 1996 by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (29) (*)

10.31	Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (30) (*)

11.1	Statement of computation of per share earnings.

14.1	Code of Ethics for Financial Professionals.

21.1	Subsidiaries of the Registrant.

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibits:

(*)	Management contract or compensation plan or arrangement.
(1)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(3)	Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
(5)	Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(6)	Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(7)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(8)	Filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(9)	Filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(11)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(13)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(14)	Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(15)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
(16)	Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(17)	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(18)	Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(19)	Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(20)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(21)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(22)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(23)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(24)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(25)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(26)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(27)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(28)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(29)	Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference
(30)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2004.

COMMUNITY BANCSHARES, INC.

By:	/s/ PATRICK M. FRAWLEY
Patrick M. Frawley
Chairman and Chief Executive Officer

By:	/s/ KERRI C. KINNEY
Kerri C. Kinney
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2004.

Signature
/s/ PATRICK M. FRAWLEY
Patrick M. Frawley	Chairman of the Board, President, Chief Executive Officer, Director (principal executive officer)

/s/ KERRI C. KINNEY
Kerri C. Kinney	Chief Financial Officer (principal accounting officer)

/s/ GLYNN DEBTER
Glynn Debter	Director

/s/ ROY B. JACKSON
Roy B. Jackson	Director

/s/ JOHN J. LEWIS, JR.
John J. Lewis, Jr.	Director

Loy McGruder	Director

/s/ KENNETH K. CAMPBELL
Kenneth K. Campbell	Director

Merritt Robbins	Director

/s/ JIMMIE TROTTER
Jimmie Trotter	Director