Form 10-Q
period 2004-03-31
COMMUNITY BANCSHARES INC /DE/
filed 2004-05-17
CIK 752195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-16461

COMMUNITY BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0868361
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

68149 Main Street, Blountsville, Alabama	35031
(Address of Principal Executive Offices)	(Zip Code)

(205) 429-1000

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 30, 2004, there were 8,376,746 shares of the registrant’s common stock, $.10 par value per share, outstanding.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this Quarterly Report on Form 10-Q, which we refer to as this “Report”, the words “Company,” “we,” “us” and “our” refer to the combined entities of Community Bancshares, Inc., Community Bank, 1st Community Credit Corporation, Community Insurance Corp., Southern Select Insurance, Inc., Community Appraisals, Inc., and Community Funding Corporation.

The words “Community Bancshares,” “Community Bank,” “Community Credit,” “Community Insurance,” “Southern Select,” “Community Appraisals,” and “Community Funding” refer to each of those entities individually.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	interest rate risks and credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, and the uncertainty and costs of litigation;

•	the risks of mergers, acquisitions and divestures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information discussed in this Report, as well as other factors and risks described in any of our other reports that we make with the SEC under the Exchange Act.

All written or oral statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which such statements otherwise are made.

PART 1

Item 1. Financial Statements.

Community Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$38,190,582	$30,370,220
Interest-bearing deposits in banks and federal funds sold	7,065,000	14,550,000

Cash and cash equivalents	45,255,582	44,920,220
Securities available for sale	161,347,807	156,270,593
Loans held for sale	3,661,897	1,821,221
Loans, net of allowance for loan losses of $11,233,441 and $14,357,624	296,957,340	301,849,451
Capitalized lease receivable	2,936,024	2,959,818
Accrued interest receivable	3,290,584	3,260,957
Premises and equipment, net	21,653,761	22,796,143
Goodwill and other intangible assets, net	2,425,669	2,445,524
Foreclosed assets	7,570,575	6,945,494
Other assets	17,071,712	15,285,190

Total assets	$562,170,951	$558,554,611

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$59,417,613	$56,255,701
Interest-bearing	390,492,428	397,689,888

Total deposits	449,910,041	453,945,589
Other short-term borrowings	570,000	600,000
FHLB long-term debt	38,000,000	38,000,000
Capitalized lease obligations	3,954,921	3,976,367
Other long-term debt	1,388,244	3,168,502
Trust preferred securities (Note 6)	—	10,000,000
Junior subordinated debt (Note 6)	10,310,000	—
Accrued interest payable	4,463,874	4,248,861
Other liabilities	9,530,473	9,297,672

Total liabilities	518,127,553	523,236,991
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock (par value $.10 per share; 200,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.10 per share; 20,000,000 shares authorized; 8,586,162 and 6,978,671 shares issued as of March 31, 2004 and December 31, 2003, respectively; 2,191,897 shares of which are exchangeable)	858,616	697,868
Additional paid-in-capital	48,609,500	40,996,918
Stock warrant outstanding	242,524	—
Treasury common stock, at cost (89,867 and 86,888 shares, as of March 31, 2004 and December 31, 2003, respectively)	(910,413)	(894,029)
Retained earnings (deficit)	(2,020,943)	(2,075,986)
Unearned ESOP common stock (119,549 and 123,111 shares as of March 31, 2004 and December 31, 2003, respectively)	(1,705,628)	(1,741,248)
Accumulated other comprehensive loss	(1,030,258)	(1,665,903)

Total stockholders’ equity	44,043,398	35,317,620

Total liabilities and stockholders’ equity	$562,170,951	$558,554,611

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2004	2003
Interest income:
Loans, including fees	$6,345,206	$7,360,905
Interest on investment securities:
Taxable securities	1,414,476	1,374,647
Tax-exempt securities	73,149	89,325
Federal funds sold	39,272	82,258
Other	49,933	7,110

Total interest income	7,922,036	8,914,245

Interest expense:
Deposits	2,216,389	2,885,208
Short-term borrowings	644	1,150
FHLB long-term debt	569,610	563,350
Capitalized lease obligations	39,579	42,452
Junior subordinated debentures	334,935	314,164
Other long-term debt	32,787	30,471

Total interest expense	3,193,944	3,836,795

Net interest income	4,728,092	5,077,450
Provision for loan losses	299,385	1,289,439

Net interest income, after provision for loan losses	4,428,707	3,788,011
Noninterest income:
Service charges on deposits	663,426	610,558
Insurance commissions.	674,322	563,793
Bank club dues	92,601	106,559
Debt cancellation fees	(15,217)	30,115
Securities gains, net	237,992	647,641
Foreclosed assets, net	2,605	—
Other	144,983	225,537

Total noninterest income	1,800,712	2,184,203

Noninterest expense:
Salaries and employee benefits	3,072,187	3,328,797
Occupancy	600,521	589,005
Furniture and equipment	364,748	367,391
Insurance	292,027	305,594
Director and committee fees	117,650	122,200
Professional services	658,119	1,061,195
Foreclosed assets, net	—	252,728
Disposal or impairment of assets	23,367	—
Litigation, fraud or burglary	18,076	25,133
Other	1,025,394	956,760

Total noninterest expense	6,172,089	7,008,803

Income (loss) before income taxes	57,330	(1,036,589)
Income taxes	(2,287)	487,479

Net income (loss)	$55,043	$(549,110)

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income – continued

(Unaudited)

	Three months ended March 31,
	2004	2003
Earnings (loss) per share:
Basic	$0.01	$(0.12)
Diluted	$0.01	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three months ended March 31, 2003 and 2004

	Shares of Common Stock Issued	Common Stock	Additional Paid in Capital	Stock Warrant Outstanding	Treasury Common Stock	Retained Earnings	Unearned ESOP Common Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2002	4,810,089	$481,009	$30,806,862	$—	$(441,768)	$11,023,962	$(1,999,858)	$440,750	$40,310,957

Comprehensive income:
Net loss during period	—	—	—	—	—	(549,110)	—	—	(549,110)
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	(684,890)	(684,890)

Total comprehensive loss									(1,234,000)

Release of ESOP common stock	—	—	(19,278)	—	—	—	64,260	—	44,982

Balance at March 31, 2003	4,810,089	$481,009	$30,787,584	$—	$(441,768)	$10,474,852	$(1,935,598)	$(244,140)	$39,121,939

Balance at December 31, 2003	6,978,671	$697,868	$40,996,918	$—	$(894,029)	$(2,075,986)	$(1,741,248)	$(1,665,903)	$35,317,620

Comprehensive income:
Net income during period		—	—	—	—	55,043	—	—	55,043
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—		—	—	—	635,645	635,645

Total comprehensive income									690,688

Issuance of common stock at $5.35 per share	1,586,771	158,676	8,330,549	—	—	—	—	—	8,489,225

Common stock issuance costs	—	—	(815,047)	242,524	—	—	—	—	(572,523)

Common stock issued in lieu of cash paid for directors’ fees at $5.35 per share	20,720	2,072	108,478	—	—	—	—	—	110,550

Release of ESOP common stock	—	—	(11,398)	—	—	—	35,620	—	24,222

Treasury common stock acquired	—	—	—	—	(16,384)	—	—	—	(16,384)

Balance at March 31, 2004	8,586,162	$858,616	$48,609,500	$242,524	$(910,413)	$(2,020,943)	$(1,705,628)	$(1,030,258)	$44,043,398

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2004	2003
Operating activities:
Net income (loss)	$55,043	$(549,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	299,385	1,289,439
Depreciation and amortization	406,568	444,682
Net amortization of securities.	176,145	169,484
Deferred tax expense	1,229,146	98,168
Realized investment security gains.	(237,992)	(647,641)
Gain on sale or impairment of premises and equipment	(44,271)	—
Realized losses (gains) on foreclosed assets	(2,605)	252,728
Decrease (increase) in accrued interest receivable	(29,627)	547,076
Increase in accrued interest payable	215,013	214,621
Other	(3,055,216)	1,048,937

Net cash (used) provided by operating activities	(988,411)	2,868,384

Investing activities:
Proceeds from sales, calls and pay downs of securities available for sale	21,268,450	61,700,976
Proceeds from maturity of securities available for sale	—	15,000,000
Purchase of securities available for sale	(25,224,408)	(76,229,805)
Loan originations and principal collections, net	1,574,137	10,602,672
Proceeds from sale of premises and equipment.	911,970	—
Additions to premises and equipment	(112,033)	(93,909)
Net proceeds from sale of foreclosed assets	562,591	55,630

Net cash (used) provided by investing activities	(1,019,293)	11,035,564

Financing activities:
Net increase in demand deposits,
NOW accounts, savings and time open deposit accounts	2,379,479	7,248,363
Net decrease in certificates of deposit	(6,415,027)	(4,968,574)
Net decrease in short-term borrowings	(30,000)	(1,523,577)
Decrease in capitalized lease obligations	(21,446)	(20,282)
Repayment of long-term debt	(1,470,258)	(100,230)
Issuance of common stock, net of transaction costs	7,916,702	—
Purchase of common stock into treasury	(16,384)	—

Net cash provided by financing activities	2,343,066	635,700

Net change in cash and cash equivalents	335,362	14,539,648
Cash and cash equivalents, beginning of period	44,920,220	40,206,613

Cash and cash equivalents, end of period	$45,255,582	$54,746,261

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—continued

(Unaudited)

	Three months ended March 31,
	2004	2003
Supplemental cash flow disclosures:
Interest paid on deposits and borrowed funds	$2,978,931	$3,622,174

Schedule of non-cash investing and financing activities:
Foreclosure of other real estate owned	1,237,524	1,256,642
Loan charge-offs, net of recoveries	3,423,568	950,232
Deconsolidation of special purpose trust (Note 6):
Recognition of the equity investments in the special purpose trust	310,000	—
Removal of the special purpose trust preferred securities	10,000,000	—
Recognition of the junior subordinated debt in the special purpose trust	10,310,000	—

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – General

The consolidated financial statements include the accounts of Community Bancshares, Inc. (“Community Bancshares”) and its wholly-owned subsidiaries, which are hereinafter referred to collectively as the “Company.” The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Securities and Exchange Commission’s (the “Commission”) Form 10-Q and Article 10 of the Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”).

Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or stockholders’ equity.

Note 2 – Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. FIN 46 defines a variable interest entity (“VIB”) as a corporation, partnership, trust, or any other legal structure used for business purposes that has: (a) an insufficient amount of equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (b) a group of equity holders that lack the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; or (c) a group of equity holders who are not obligated to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. FIN 46 requires a VIE to be consolidated by an investor company if the investor company, regardless of voting interests, is subject to a majority (greater than 50%) of the risk of the expected losses from the VIE’s activities or entitled to receive a majority (greater than 50%) of the VIE’s expected residual returns or both. Prior to FIN 46, a partially-owned entity was only consolidated into the investor company’s consolidated financial statements if it was controlled by the investor company through voting interests.

In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests; (2) providing additional cope exceptions for certain other variable interests; (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE; and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The Revised Interpretation is effective for financial statements of periods ending after December 15, 2003. Entities which previously adopted the provisions of the original Interpretation had the option of continuing to apply those provisions until the effective date of the Revised Interpretation or applying the provisions of the Revised Interpretation at an earlier date. As discussed in Note 6, Variable Interest Entities, the Company adopted FIN 46 on July 1, 2003.

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) 105, “Application of Accounting Principles to Loan Commitments, which addresses certain issues regarding the accounting for and disclosure of loan commitments relating to the origination of mortgage loans that will be held for resale. Such commitments are considered derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149, and are therefore required to be recorded at fair value. SAB 105 stipulates that in recording those commitments no consideration should be given to any expected future cash flows related to the associated servicing of the future loan. SAB 105 further stipulates that no other internally-developed

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—continued

(Unaudited)

intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. SAB 105 requires disclosure of accounting policies for loan commitment derivatives, including methods and assumptions used to estimate fair value and any associated economic hedging strategies. The provisions of SAB 105 are effective for loan commitment derivatives that are entered into after March 31, 2004. Management does not anticipate that the adoption of SAB 105 will have a materially adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Note 3 – Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	Three months ended March 31,
	2004	2003
Net income (loss)	$55,043	$(549,110)
Less: preferred stock dividends	—	—

Net income (loss) applicable to common stock	$55,043	$(549,110)

Weighted average number of common shares outstanding	7,849,078	4,640,527
Effect of dilutive options	32,224	—

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	7,881,302	4,640,527

Note 4 – Stock Based Compensation

The Company occasionally grants stock options to purchase the Company’s common stock to officers and directors. The options have been granted at a strike price equivalent to the deemed current fair value of the Company’s common stock on the grant date and have maximum term of five years. Vesting traditionally has been immediate. As of March 31, 2004, the Company had outstanding options held by its officers and directors to purchase an aggregate of 1,549,500 shares of the Company’s common stock. On February 20, 2004, upon the closing of its private placement of common stock, the Company became obligated to issue to the placement agent in that offering a warrant (the “Warrant”) to purchase 140,187 shares of the Company’s common stock at an exercise price of $5.89. The warrant expires on February 20, 2008, and until that date, may be exercised either in cash or pursuant to “cashless exercise”.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—continued

(Unaudited)

The following sets forth certain information regarding stock options as well as the warrant discussed above for the three months ended March 31, 2004:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2003	932,500	$8.12

Granted, three months ended March 31, 2004.	862,687	5.45
Expired or cancelled, three months ended March 31, 2004.	(105,500)	13.06

Balance, March 31, 2004	1,689,687	6.44

Exercise Prices	Options Issued	Expiration Date	Options Exercisable
Options with exercise price of $5.35	622,500	2009	622,500
Options with exercise price of $5.50	50,000	2009	50,000
Warrant with exercise price of $5.89	140,187	2008	140,187
Options with exercise price of $7.00	629,000	2008	629,000
Options with exercise price of $7.00	155,000	2007	155,000
Options with exercise price of $10.00	88,000	2006	88,000
Options with exercise price of $18.00	5,000	2005	5,000

Total outstanding, March 31, 2004	1,689,687		1,689,687

The Company permits option holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through option exercise. This technique results in an increase in the number of shares outstanding with little or no increase in capital account balances. No option holders tendered shares during the three month period ended March 31, 2004.

The Company accounts for its stock based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Generally, stock based compensation expense is not reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, the Company has recorded the Warrant to purchase 140,187 shares of the Company’s common stock, which was issued at the fair value of the Company’s common stock, using the Black-Scholes model to determine a fair value of $1.73 per share.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—continued

(Unaudited)

Since the Company’s options granted in 2004 and 2003 vest immediately, for purposes of pro forma disclosure, the compensation expense related to these options has been recognized in the year granted. The Company’s pro forma information, after giving effect to the deduction for stock-based employee compensation expenses determined under fair value based method for all awards, net of tax, is as follows:

	Three months ended March 31,
	2004	2003
Net income (loss):
As reported	$55,043	$(549,110)
Deducts:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(945,400)	(139,590)

Pro forma net loss	$(890,357)	$(688,700)

Basic earnings (loss) per share:
As reported	$0.01	$(0.12)
Pro forma	(0.11)	(0.15)
Diluted earnings (loss) per share
As reported	0.01	(0.12)
Pro forma	(0.11)	(0.15)

The weighted average fair values of options granted to officers and directors during the first quarter of 2004 and 2003 and used above for pro forma disclosures were $2.13 and $2.16 per share, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2004	2003
Dividend yield	0%	0%
Expected volatility	.403	.283
Risk free interest rate	3.15%	3.10%
Expected life (in years)	5	5

Community Bank has advisory director boards established in the various markets it serves. These advisory directors are given the option to receive their fees in cash or stock. Common stock issued in lieu of cash for advisory directors’ fees during the first quarter of 2004 was 20,720 shares at a fair market value of $110,550 on the issue date. Directors’ fees are accrued when incurred and the aggregate fair market value of the shares issued is charged to accrued Directors’ fees when issued.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—continued

(Unaudited)

Note 5 – On Balance Sheet Derivatives Instruments and Hedging Activities

Accounting for Derivative Instruments and Hedging Activities

The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both March 31, 2004 and December 31, 2003. This derivative position was executed in the over-the-counter market.

	March 31, 2004		December 31, 2003
	Notional Value	Carrying Value	Notional Value	Carrying Value
Fair Value Hedges:
Interest rate swap agreement	$20,000,000	$298,000	$20,000,000	$—

Interest-Rate Risk

The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair Value Hedges

The Company has entered into an interest rate swap to convert fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swap matches the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company recognized a decrease to interest expense of $89,784 for the three months ended March 31, 2004 related to its interest rate swap accounted for as a fair value hedge. At March 31, 2004, the interest rate swap had a carrying value of $298,000 and a weighted average remaining term of 3.2 years. The Company was not a party to any interest rate swaps during the first quarter of 2003.

Note 6 – Variable Interest Entities

The Company adopted FIN 46 as of March 31, 2004. As a result, the Company deconsolidated its special purpose trust which was formed for the issuance of trust preferred securities to outside investors, because it does not absorb a majority of the expected losses or residual returns of the trusts. The trust was previously consolidated because it is controlled by the Company through a majority voting interest. The effect of such deconsolidation, as portrayed in the table below, was 1) to remove the trust preferred securities from the consolidated statement of condition; 2) to recognize the Company’s junior subordinated debt obligation to the special purpose trust; and 3) recognize the Company’s equity investment in the common stock of the special purpose trust. The junior subordinated debt obligation and equity investment was previously eliminated in consolidation. The equity investment, totaling $310,000, represents the Company’s maximum exposure to loss as a result of its involvement with the special purpose trust. The adoption of FIN 46 had no impact on the Company’s net income or earnings per share.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—continued

(Unaudited)

The following is a summary of the impact of the adoption of FIN 46 as it related to the Company’s March 31, 2004 consolidated balance sheet:

	Balance Prior to Adjustment	Adjustments for FIN 46	Adjusted Balance
	(in thousands)
Other assets	$16,761,712	$310,000	$17,071,712
Trust preferred securities	10,000,000	(10,000,000)	—
Junior subordinated debentures	—	10,310,000	10,310,000

Note 7 – Issuance of Common Stock

During the first quarter of 2004, the Company completed its private placement of common stock, and, as of March 31, 2004, the Company had sold a total of 3,738,323 shares of its common stock at a price of $5.35 per share, resulting in total net proceeds of approximately $18.3 million. During the first quarter of 2004, the Company sold 1,586,771 of such shares for net proceeds of $7.9 million. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock.

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

Notes to Consolidated Financial Statements—continued

(Unaudited)

The complete terms of the Series 2003 noncumulative preferred stock are set forth in the Certificate of Designation of the Series 2003 Noncumulative Preferred Stock of Community Bancshares, Inc., which the Company has filed with the Secretary of State of the State of Delaware as part of its Certificate of Incorporation.

Note 8 – Pension Plan

Components of the Company’s pension plan and benefit restoration plan net periodic benefit cost as of March 31, 2004 are as follows:

	Pension Plan	Benefit Restoration Plan
Interest cost on earned benefit obligations	$132,256	$34,079
Estimated return on plan assets	(137,437)	—
Amortization of net experience (gain) loss	5,922	—

Net periodic benefit cost	$741	$34,079

The Company was required and contributed $783,061 and $829,866 to the pension plan during the first three months of 2004 and 2003, respectively.

Note 9 – Long-term Debt

On November 3, 1993, the ESOP borrowed $1.2 million from Colonial Bank to purchase shares of the Company’s common stock, and the Company guaranteed all obligations of the ESOP under this ESOP loan. The ESOP loan has been amended from time to time, including additional borrowings but was paid off during the first quarter of 2004 with direct financing from the Company. As the ESOP note is paid off, the Company releases shares from the pledge, and these shares are allocated to ESOP participants annually.

The Company’s loan to the ESOP bears interest at a floating rate at the prime rate of interest. As of March 31, 2004, the interest rate on the note was 4.0%. Principal and interest payments on the ESOP loan are due monthly through November 16, 2010, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan and to make cash distributions to eligible participants. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans”, employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable and the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at March 31, 2004, was $1,716,764.

Note 10 – Subsequent Events

On April 16, 2004, Community Bancshares, Inc. and Community Bank entered into a settlement agreement in which the Company paid cash and transferred property to the Plaintiff as part of the settlement agreement. As of the date of this report, the balance remaining for contingency loss reserves was $211,385.

On March 6, 2004, Community Bancshares, Inc. established a line of credit with a commercial bank in the amount of $3,000,000. The rate on any used portion of the line of credit will be prime plus 50 basis points. It will mature on May 1, 2009, and only interest is due for two years with principal payments to begin thereafter. As of the date of this report, no draws had been made on the line of credit.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—continued

(Unaudited)

Note 11 –Contingencies

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—continued

(Unaudited)

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

On April 16, 2004, Community Bancshares and Community Bank entered into a settlement agreement with the plaintiffs pursuant to which Community Bancshares and Community Bank will be dismissed with prejudice as defendants in this lawsuit. The individual defendants will also be dismissed with prejudice following their execution of a similar settlement agreement.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—continued

(Unaudited)

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—continued

(Unaudited)

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—continued

(Unaudited)

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—continued

(Unaudited)

inaccurate information to credit reporting agencies, negligently hiring, training and supervising employees, negligently handling customer accounts, altering loan documents and failing to honor oral and written contracts with the plaintiffs.

Employee Litigation

Plaintiffs:	Bishop K. Walker, Jr., former Senior Executive Vice President and General Counsel of Community Bancshares, and his wife, Wanda Walker, and Denny G. Kelly, former President of Community Bank, and his wife, Arlene Kelly

Defendants:	Community Bancshares, Community Bank, Kennon R. Patterson, Sr., and a number of unidentified defendants

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

Mr. Kelly and Mr. Walker each filed an amended complaint on or about April 20, 2004. The amended complaints add Mrs. Kelly and Mrs. Walker as parties plaintiff and allege that representations were made by the defendants to Mrs. Kelly and Mrs. Walker that the defendants would purchase their personal and jointly owned stock of the Company. The complaints assert that the defendants’ failure to purchase such stock constitutes promissory fraud, fraudulent misrepresentation, fraudulent suppression, negligence and/or wantonness. Mr. Walker’s amended complaint also seeks damages based on Community Bank’s refusal to accept a deed in lieu of foreclosure on Mr. Walker’s home.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—continued

(Unaudited)

Contingency Losses

In all claims against the Company, management has assessed where losses are both probable and can be reasonably estimated. As a result of this assessment, the Company accrued $2,500,000 for gross possible losses during 2003. As of March 31, 2004, $2,411,385 of this reserve remained and is reported in other liabilities on the Company’s balance sheet. The difference of $88,615 was the result of a settlement agreement reached during the first quarter of 2004 wherein the Company paid cash as part of the settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion is intended to assist in an understanding of the financial condition and results of operations of Community Bancshares, Inc. and its subsidiaries. Unless the context otherwise clearly indicates, the term “Company” includes Community Bancshares, Inc. and its subsidiaries, and the terms “Bank” and “Community Bank” refer to Community Bank, the Company’s wholly-owned commercial banking subsidiary. This analysis should be read in conjunction with the unaudited financial statements and related notes appearing in Item 1 of this Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

We conduct our operations, which consist primarily of traditional commercial banking operations, through Community Bank and its subsidiaries. Through Community Bank and its subsidiaries, we provide a full range of financial services to individual and corporate customers in nine counties in north Alabama – Blount, Cullman, DeKalb, Etowah, Lauderdale, Limestone, Madison, Marshall and Morgan Counties; two counties in northwest Alabama – Marion and Winston Counties; and two counties in southwest Alabama – Marengo and Perry Counties. The retail nature of Community Bank’s commercial banking operations allows for diversification of depositors and borrowers, and Community Bank’s management believes it is not dependent upon a single or a few customers. Community Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. Also, we do not consider our commercial banking operations to be seasonal in nature.

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

For the first quarter of 2004, the Company had net income of approximately $55,000, which represented an increase of $604,000 from the Company’s net loss of $549,000 for the first quarter of 2003. This increase in net income was attributable to, among other things, the decrease in the provision for loan losses and noninterest expenses, and were partially offset by decreases in net interest income and noninterest income.

During the fourth quarter of 2003, the Company commenced a private placement of its common stock, and, as of December 31, 2003, the Company had sold 2,151,552 shares of its common stock at a price of $5.35 per share, resulting in net proceeds of approximately $10.4 million. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock. The Series 2003 noncumulative preferred stock has a liquidation preference equal to the aggregate purchase price of the 2,191,897 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $500,000. The Company completed this offering on February 20, 2004, selling an additional 1,586,771 shares of its common stock for $7.9 million of additional net proceeds, resulting in the sale of a total of 3,738,323 shares for total net proceeds from the offering of $18.3 million.

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

The consideration and application of many of these factors involve assumptions, estimates and judgments that are inherently uncertain and are subject to change. Management believes that the allowance for loan losses was adequate at March 31, 2004. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate factors could have a material effect on the determination of the allowance for loan losses. Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by our regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Alabama State Banking Department may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

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

As discussed in Note 11 to the Company’s consolidated financial statements, legal proceedings are pending or threatened against the Company, its subsidiaries as well as their respective indemnities. Except as discussed in Note 11:

•	management has not concluded that it is probable that a loss has been incurred in any pending litigation;

•	management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation; and

•	accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcome, if any.

As discussed in Note 11, as of December 31, 2003, the Company had accrued $2.5 million for potential losses on pending litigation, where in management’s best judgment, these losses were both probable and reasonably estimated. These estimates were based on current circumstances of pending matters, and, although management believes the loss recognized was appropriate, circumstances could change resulting in a different amount of loss. As of March 31, 2004, the balance accrued for potential losses was $2.4 million. Management believes in their best judgment, the remaining accrued balance for losses on pending litigation are both probable and reasonably estimated. The decrease in the reserve was the result of a settlement agreement reached, which included cash paid to the plaintiff. In addition, a subsequent lawsuit was settled in April 2004, and the reserve balance as of the date of this report is $211,385.

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

•	Accounting for Impaired Assets. Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets to be sold to be classified as held for sale when certain criteria are met. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell and no longer depreciated while it is classified as held for sale. As of December 31, 2003, the Company has classified three properties as held for sale. Consequently, the Company incurred a loss of $928,397 on these assets in transferring them to held for sale. The Company used estimates in determining the fair values of these assets and, although the Company believes the fair values established are reasonable, it is possible that the Company’s results of operations, cash flows or financial position could be materially affected by the eventual sale of the assets. During the quarter ended March 31, 2004, one of these properties was sold and the Company recognized a $50,000 gain in the sale.

FINANCIAL CONDITION

As of March 31, 2004 compared to December 31, 2003

General

The Company’s total assets at March 31, 2004 were $562.2 million, an increase of $3.6 million, or 0.6%, from $558.6 million at December 31, 2003. The Company continued to experience declines in loans of $4.8 million during 2004 due to pay-offs in the loan portfolio and an increase in loans held for sale. The Company has, however, seen improvements in new loan growth for the first quarter of 2004. The Company also experienced a decline in deposits since year-end 2003 of $4.0 million, or 0.9%, primarily the result of management’s decision not to rebid on higher priced certificates of deposits, since the decline in loans has reduced our funding needs and we have sought to focus on building profitable relationships. Funding is not currently needed for liquidity at the Company’s subsidiary, Community Bank. Noninterest-bearing deposits increased $3.1 million, or 5.5%, from December 31, 2003 to March 31, 2004, and interest-bearing deposits have decreased by $7.2 million, or 1.8%.

Earning Assets

The earning assets of the Company principally are comprised of:

•	loans;

•	investment securities;

•	interest-bearing balances in other banks; and

•	federal funds sold.

The Company’s investment securities portfolio is used by the Company to make various term investments, to provide a source of liquidity for the Company and to serve as collateral to secure certain government deposits. The Company’s investment securities increased $5.0 million to $161.3 million at March 31, 2004, from $156.3 million at December 31, 2003. This 3.2% increase in investment securities was related to the decreases in the loan portfolio and federal funds sold and the Company’s reinvestment of such funds in securities. The Company also maintains short-term investments in the form of interest-bearing deposits with other banks. These interest-bearing deposits with other banks amounted to $260,000 at March 31, 2004, which equaled the December 31, 2003 balance. At March 31, 2004, the Company had $6.8 million in federal funds sold, compared to $14.3 million at December 31, 2003, representing a decrease of $7.5 million, or 52.4%. This significant decline in the Company’s federal funds sold is due to the Company’s focus on increasing higher yielding investment securities by shifting funds away from federal funds.

Cash due from banks increased $7.8 million during the first three months of 2004, from $30.4 million at December 31, 2003 to $38.2 million at March 31, 2004. This increase is the result of excess cash carried and awaiting settlement of security purchases expected to occur in April 2004.

Loans comprise the largest single category of the Company’s earning assets. Loans, net of unearned income, but before the allowance for loan losses, were $308.2 million at March 31, 2004, which represented a decrease of approximately $8.0 million, or 2.5%, from $316.2 million at December 31, 2003. Loans held for sale increased $1.9 million to $3.7 million at March 31, 2004 from $1.8 million at December 31, 2003 as the Company prepared to sell more if its nonperforming loans. The held for sale portfolio presently is expected to be sold in April 2004.

Nonperforming Assets and Past Due Loans

The Company’s nonperforming assets primarily are comprised of:

•	nonaccruing loans;

•	loans 90 days past due or greater;

•	restructured loans;

•	nonaccruing securities; and

•	other real estate owned.

Between December 31, 2003 and March 31, 2004, the Company’s ratio of the allowance for loan losses to these total nonperforming assets declined from 59.62% at year-end 2003 to 52.61% at March 31, 2004, but has increased significantly from 34.98% at March 31, 2003. The ratio of total nonperforming assets to total assets decreased to 3.80% at March 31, 2004, from 4.31% at year-end 2003, while the ratio of nonperforming loans to total loans, net of unearned income, decreased to 4.47% at March 31, 2004 from 5.42% at December 31, 2003. These changes were primarily due to a decrease in nonaccruing loans of $2.8 million, or 19.9%, to $11.3 million at March 31, 2004, from nonaccruing loans of $14.1 million at December 31, 2003, due in large part to ongoing sales of nonperforming loans to third parties. It is the Company’s present policy to place loans on nonaccrual status when a borrower files for bankruptcy protection. The decrease related to the nonperforming loans were partially offset by the increase in other real estate owned of $0.7 million, or 10.1%, to $7.6 million at March 31, 2004, from other real estate owned of $6.9 million at December 31, 2003, as the Company has taken actions to foreclose on certain of its problem real estate loans. Loans 90 days or more past due decreased to $0.1 million at March 31, 2004, from $0.6 million at December 31, 2003. Total nonperforming assets decreased $2.7 million, or 11.2%, to $21.4 million at March 31, 2004, from total nonperforming assets of $24.1 million at December 31, 2003. The Company continues to recognize problem assets that have resulted from the credit standards applied by, and other actions of, prior management. This recognition, together with the improvement in the Company’s credit standards has resulted in significantly higher than normal nonperforming assets. During the first quarter of 2004, the Company has had some success in selling these loans causing a reduction in nonperforming asset balances.

The following table summarizes the Company’s nonperforming assets at March 31, 2004 and 2003, as well as December 31, 2003.

NONPERFORMING ASSETS

	March 31,		December 31,
	2004	2003	2003
	(Dollars in Thousands)
Nonaccruing loans	$11,288	$17,651	$14,138
Loans past due 90 days or more	134	356	611
Restructured loans	2,360	2,433	2,390

Total nonperforming loans.	13,782	20,440	17,139
Other real estate owned	7,571	8,503	6,945

Total nonperforming assets	$21,353	$28,943	$24,084

Ratios:
Allowance for loan losses to loans, net of unearned income	3.64%	2.92%	4.54%
Allowance for loan losses to total nonperforming assets	52.61	34.98	59.62
Total nonperforming loans to total loans (net of unearned income)	4.47	5.90	5.42
Total nonperforming assets to total assets	3.80	5.11	4.31

Funding and Other Debt Obligations

The Company’s primary sources of funding are from deposits from the customers of Community Bank and from the Company’s short and long-term borrowings. Total deposits of $449.9 million at March 31, 2004 reflected a decrease of $4.0 million, or 0.9%, from total deposits of $453.9 million at year-end 2003. Deposits are Community Bank’s primary source of funds. Noninterest-bearing deposits increased $3.1 million, or 5.5%, to $59.4 million at March 31, 2004, from $56.3 million at December 31, 2003, while interest-bearing deposits decreased $7.2 million, or 1.8%, to $390.5 million at March 31, 2004, from $397.7 million at December 31, 2003. Certificates of deposit and other time deposits of $100,000 or more decreased $0.7 million, or 1.0%, to $68.6 million at March 31, 2004, from $69.3 million at December 31, 2003. Total short-term borrowings decreased $30,000 to $570,000 at March 31, 2004 from $600,000 at December 31, 2003.

On March 6, 2004, Community Bancshares, Inc. established a line of credit with a commercial bank in the amount of $3,000,000. The rate on any used portion of the line of credit will be prime plus 50 basis points. It will mature on May 1, 2009, and only interest is due for two years with principal payments to begin thereafter. As of the date of this report, no draws had been made on the line of credit.

Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and, since 1999, has been approved to borrow up to $38.0 million under the FHLBA’s “Convertible Advance Program.” As of March 31, 2004, Community Bank had borrowed the entire $38.0 million available under this program. These borrowings accrue interest at a fixed rate of 5.93% per annum and have a final maturity of March 1, 2010. These borrowings are subject to a call feature upon every quarterly payment date during the life of the obligation. The first call date for this advance was March 1, 2001, and the advance has not been called to date. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan and investment portfolios. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA. The Company’s FHLBA long-term debt remained constant at $38.0 million for both March 31, 2004 and December 31, 2003 while other long-term debt decreased $1.8 million, or 56.3%, to $1.4 million at March 31, 2004, from $3.2 million at December 31, 2003. This decrease resulted from the pay-off of the loan to the Company’s ESOP which was guaranteed by the Company and thus recorded as debt on the Company’s balance sheet.

Remaining in the Company’s other long-term debt is the Company’s promissory note to Mr. Jeffrey K. Cornelius, a former director and officer of Community Bancshares. On October 4, 1994, the Company purchased 115,978 shares of its common stock, including 7,144.384 shares vested under the Company’s Employee Stock Option Plan, from Mr. Cornelius at a price per share of approximately $25.00 per share. The Company paid Mr. Cornelius $899,450 in cash, with the balance payable under a subordinated promissory note in the original amount of $2.0 million. The note is subordinated to all of the Company’s senior indebtedness, bears interest on the outstanding principal amount at a rate of 7.0% per annum, is payable in 240 equal monthly installments of principal and interest until maturity on October 1, 2014, and may be repaid in whole or in part by the Company at any time without penalty.

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

Both the debentures and the trust preferred securities accrue and pay interest semiannually at a rate of 10 7/8% per annum and have a maturity date of March 8, 2030, at which time the principal amount of the debentures becomes due and the trust preferred securities become mandatorily redeemable by the Company. When the Company makes payments to the Trust, as the holder of the debentures, the Trust, in turn, makes payments to the pool, as the holder of the trust preferred securities. The debentures represent the sole asset of the Trust. The Company presently is entitled to treat the aggregate liquidation amount of the debentures as Tier 1 capital under Federal Reserve guidelines.

The Company may elect to defer payments of interest due on the debentures for up to ten semiannual payment periods. The Company has elected to defer its March 2002, September 2002, March 2003, September 2003 and March 2004 interest payments and may elect to defer future payments based upon the Company’s future liquidity needs when those payments become due. Interest continues to accrue, on a compounded basis, on any interest payments that the Company defers.

As of March 31, 2004, the aggregate deferred interest payments owed by the Company on the trust preferred securities and the debentures totaled approximately $3.1 million. In accordance with the terms of the indenture, the Company is restricted, during any period of time that the Company has deferred interest payments due upon the debentures, from paying dividends to the Company’s stockholders or making payments on any debt that is junior to the debentures.

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

As specified in the indenture, if the debentures are redeemed prior to maturity, then the redemption price will be a percentage of the principal amount, ranging from 105.438% in 2010 to 100.00% in and after 2020, plus any accrued but unpaid interest due on the debentures at the time of redemption. If the debentures are redeemed prior to March 8, 2010 following a “tax event”, “capital treatment event” or “investment company event,” the redemption price will be the greater of 100% of the debentures redeemed or the present value of the remaining principal and interest payments between the redemption date and March 8, 2010, plus, in either case, any accrued but unpaid interest due on the debentures at the time of redemption.

The Company adopted FIN 46 as of March 31, 2004. As a result, the Company deconsolidated its special purpose trust which was formed for the issuance of trust preferred securities to outside investors, because it does not absorb a majority of the expected losses or residual returns of the trusts. The trust was previously consolidated because it is controlled by the Company through a majority voting interest. The effect of such deconsolidation, as portrayed in the table below, was 1) to remove the trust preferred securities from the consolidated statement of condition; 2) to recognize the Company’s junior subordinated debt obligation to the special purpose trust; and 3) recognize the Company’s equity investment in the common stock of the special purpose trust. The junior subordinated debt obligation and equity investment was previously eliminated in consolidation. The equity investment, totaling $310,000, represents the Company’s maximum exposure to loss as a result of its involvement with the special purpose trust. The adoption of FIN 46 had no impact on the Company’s net income or earnings per share.

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

On November 3, 1993, the ESOP borrowed $1.2 million from Colonial Bank to purchase shares of the Company’s common stock, and the Company guaranteed all obligations of the ESOP under this ESOP loan. The ESOP loan has been amended from time to time, including additional borrowings but was paid off in full during the first quarter of 2004 and was replaced with direct financing from the Company in the same amount that previously was outstanding under the ESOP note. As the ESOP note is paid off, the Company releases shares from the pledge, and these shares are allocated to ESOP participants annually.

The Company’s loan to the ESOP bears interest at a floating rate at the prime rate of interest. As of March 31, 2004, the interest rate on the note was 4.0%. Principal and interest payments on the ESOP loan are due monthly through November 16, 2010, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan and to make cash distributions to eligible participants. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans”, employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at March 31, 2004, was $1,716,764.

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

Mr. Kennon R. Patterson, Sr., whose employment with the Company terminated in January 2003, has demanded to receive from the ESOP a total of approximately $298,000, representing the total amount accrued by Mr. Patterson during his participation in the ESOP. To enable the ESOP to make these lump sum cash payments, the Company could be required to contribute cash to the ESOP in addition to its ongoing requirement to make contributions to service the ESOP debt. The Company has evaluated its obligations to Mr. Patterson in light of Mr. Patterson’s recent indictment and the requirements of law applicable to ESOPs and as a result on March 15, 2004, the ESOP and the ESOP trustee, North Star Trust Company, filed suit in the United States District Court for the Northern District of Alabama against Kennon R. Patterson, Sr. In the lawsuit, the ESOP seeks damages for alleged breaches of fiduciary duty by Mr. Patterson, and both the ESOP and the trustee seek a declaratory judgment that the ESOP has a right of set-off against Mr. Patterson’s account in the ESOP, and the ESOP is not required to make a distribution of funds to Mr. Patterson.

Liquidity

The following is a discussion of cash flows. The Company experienced an approximate $0.3 million increase in cash and cash equivalents during the first three months of 2004, due primarily to cash flows from financing activities. Cash used by operating activities was $1.0 million, compared to cash provided by operating activities of $2.9 million for the three month period ended March 31, 2004. Investing activities used cash of $1.0 million, resulting mostly from the Company’s purchases of securities. The Company received $2.3 million of cash and cash equivalents from financing activities during the first three months of 2004, compared to $0.6 million for financing activities during the first three months of 2003. Certificates of deposits decreased $6.4 million during the first three months of 2004, which was partially offset by increases in cash from the growth of demand deposits, NOW deposits, and other savings deposits totaling $2.4 million, and more than offset by a cash increase of $7.9 million as a result of the issuance of common stock.

Community Bank represents the Company’s principal operating subsidiary and source of earnings. Dividends paid by Community Bank historically have been the primary source of funds available to the Company, to pay expenses, service debt and pay dividends to stockholders. Generally, the Federal Reserve Act, Section 23A, limits loans and extensions of credit from banks to their affiliated holding companies. The Company also receives cash from its subsidiaries for its portion of tax benefit on intercompany income tax settlements. The intercompany tax settlements, however, are only possible if the subsidiaries generate taxable income sufficient to pay income taxes. Community Bank discontinued paying the Company a management fee in 2003. As described below under “– Regulatory Restrictions,” the Bank currently cannot pay dividends to the Company without the prior approval of the regulatory authorities.

In addition to debt service, as described above, the Company also will expend capital to settle, resolve and pay legal and other professionals to assist it in defending against, the litigation to which it presently is subject, as described above in Note 11 to the Company’s unaudited consolidated financial statements included in this Report. The Company also may apply cash to maintain and improve capital levels at the parent company and at each subsidiary, as described below under “— Capital Resources.” The Company also may use cash if it determines to review and possibly sell any of its branches that do not contribute to the Company’s improved operations, or as it resolves its non-performing assets.

Capital Resources

The Company’s total stockholders’ equity at March 31, 2004 was 7.83% of total assets, as compared to 6.32% at December 31, 2003. This increase is the result of the Company’s recent completion of a private placement of its common stock. See Note 7 to the Company’s unaudited consolidated financial statements included in this Report.

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and state banks, respectively. The guideline for a minimum ratio of capital to risk-weighted assets (including certain off- balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of “Tier 1 Capital”, which includes common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance, which is referred to as “Tier 2 Capital.” Tier 1 Capital and Tier 2 Capital are together referred to as “Total Capital.”

In addition, the federal bank regulatory agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state member banks, which provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets, or a “leverage ratio,” equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.

The Federal Deposit Insurance Corporation Improvement Act of 1992, or “FDICIA” requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

The capital measures used by the federal banking regulators are the Total Capital ratio, Tier 1 Capital ratio, and the leverage ratio. Under the regulations, a state bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances) and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% (3% in certain circumstances); or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. An acceptable capital restoration plan requires the depository institution’s parent holding company to guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

The Federal Financial Institutions Examination Council’s or the “FFIEC,” internal rating system is used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Each financial institution is assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution’s financial condition and operations including

•	Capital adequacy;

•	Asset quality;

•	Management;

•	Earnings;

•	Liquidity; and

•	Sensitivity to market risk

Under this system, there is an emphasis on the quality of risk management practices. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify measure, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The Company’s Tier 1 Capital, including the $10 million guaranteed preferred beneficial interest in the Company’s junior subordinated deferrable interest debentures issued in connection with the Company’s trust preferred securities offering, totaled $52.3 million at March 31, 2004, compared to $44.1 million at December 31, 2003. Tier 1 Capital plus Tier 2 Capital components are referred to as Total Risk-Based Capital, which was equal to $56.6 million at March 31, 2004, as compared to $48.4 million at year-end 2003.

The Company’s Tier 1 and Total Risk-Based Capital ratios were 15.44% and 16.72%, respectively, at March 31, 2004, compared to 13.23% and 14.52%, respectively, at year-end 2003. At March 31, 2004, both Tier 1 and Total Risk-Based Capital of the Company exceeded the regulatory minimum ratios of 4.0% and 8.0%, respectively.

The Company’s Tier 1 leverage ratio was 9.33% and 7.96% at March 31, 2004 and December 31, 2003, respectively. As described below under “– Regulatory Restrictions,” the Company is currently required by its regulators to maintain a minimum Tier 1 leverage ratio of 6.50%. The Company was in compliance with that requirement at March 31, 2004.

The Bank is required to maintain a Tier 1 capital ratio of at least 7.0% pursuant to a “Safety and Soundness Compliance Plan” issued by the FDIC and the Alabama State Banking Department, as further described below under “– Regulatory Restrictions.”

The following table shows both the Company’s and the Bank’s regulatory total risk based capital and Tier 1 capital amounts and ratios as of March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk based capital
(to risk weighted assets):
Consolidated	$56,530	16.72%	$48,423	14.52%
Community Bank	49,765	14.68	46,919	14.10
Tier 1 capital
(to risk weighted assets):
Consolidated	52,217	15.44	44,127	13.23
Community Bank	44,983	13.40	42,633	12.81
Tier 1 capital
(to quarterly average assets):
Consolidated	52,217	9.33	44,127	7.96
Community Bank	44,983	8.09	42,633	7.72

FDIC Insurance Assessments

The Bank’s deposits are insured by the FDIC’s Bank Insurance Fund, or “BIF,” and the Bank is subject to FDIC Insurance Assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured depository institutions. Each financial institution is assigned to one of three capital groups—“well capitalized,” “adequately capitalized” or “undercapitalized”—and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

The FDIC’s deposit insurance assessment schedule continues to range from zero to 27 basis points per annum, and has remained unchanged since 2001. The FDIC also collects Financing Corporation (“FICO”) deposit assessments. The FICO assessments are set quarterly and ranged from 1.72 to 1.82 basis points in 2002, and have declined from 1.68 basis points for the first quarter of 2003 to 1.52 basis points for the fourth quarter of 2003. The FICO assessment for the first quarter of 2004 was 1.54 basis points.

During the three months ended March 31, 2003, the Bank paid approximately $218,000 in total deposit premiums calculated at the rate of 17 basis points per annum, and has paid approximately $202,000 of total deposit insurance premiums through March 31, 2004, also based upon the 17 basis point per annum assessment schedule.

Regulatory Restrictions

The Company and the Bank presently are subject to a number of restrictions that have been imposed by their regulators under four separate orders summarized below.

Memorandum	of Understanding between Community Bancshares and the Federal Reserve Bank of Atlanta

On April 9, 2001, the Company’s board of directors entered into a Memorandum of Understanding, or “MOU,” with the Federal Reserve Bank of Atlanta, or the “FRB,” after the FRB rated the Company’s condition as “less than satisfactory.” Under the terms of the MOU:

•	Community Bancshares is prohibited from conducting the following activities without the FRB’s prior written approval:

•	declaring or paying any dividends or any other capital distributions on its capital stock, including repurchasing of corporate stock;

•	incurring additional indebtedness or altering the terms of existing indebtedness; or

•	increasing the annual management fees charged by Community Bancshares to Community Bank;

•	Community Bancshares must maintain a Tier 1 leverage ratio of at least 6.5% as of the end of every fiscal quarter, and must notify the FRB in the event that the ratio is anticipated to fall below that level at the end of any calendar quarter;

•	Community Bancshares must review at least quarterly and update and provide to the FRB its Capital and Income Plan, detailing the capital positions and earnings performance of Community Bank and describe how those positions and performance would be maintained at adequate levels;

•	Within 60 days of the date of the MOU, Community Bancshares was required, among other things, to:

•	establish a capital and dividend policy, including minimum target levels of capital and establishing appropriate guidelines for dividends; and

•	provide the FRB with a plan to strengthen its overall internal audit program;

•	Within 30 days of the date of the MOU, Community Bancshares was required to provide the FRB with a contingency plan for conserving or raising cash, as well as a listing of loans or other credit extended by Community Bank to facilitate the purchase of Community Bancshares’ common stock;

•	For any loans determined not to be in compliance with Section 23A of the Federal Reserve Act, Community Bancshares agreed to provide a plan detailing how the violation(s) would be corrected;

•	Community Bancshares agreed to provide the FRB, within 30 days of the end of each quarter, a written report detailing the action taken to ensure compliance with the MOU, which must include:

•	updated cash flow statements showing the projected sources and uses of funds for a 3-year period, consisting of the current year and the next two years;

•	parent-only balance sheets, income statements and statement of changes in stockholders’ equity for the period ending that quarter;

•	a litigation update concerning suits involving current or former stockholders; and

•	copies of any Community Bank correspondence with the Alabama Banking Department, which, together with the Alabama Superintendent of Banks, is referred to as the “Department,” and the FDIC regarding compliance with their supervisory actions.

In addition, on March 8, 2002, the FRB requested, and Community Bancshares agreed, to an amendment to the MOU, which prohibits Community Bancshares from making any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities without the FRB’s prior written approval. A second amendment was agreed to on November 27, 2002, which prohibits Community Bancshares, including any of its non-bank subsidiaries and the Employee Stock Ownership Plan, from amending any existing compensation arrangements or initiating any new compensation, indemnification or other payment arrangements with or on behalf of any employee, officer or director of Community Bancshares without the FRB’s prior approval.

The Company believes that it was in compliance in all material respects at March 31, 2004 with the MOU, as amended.

Safety and Soundness Compliance Plan between Community Bank and the FDIC

Based on an examination as of June 30, 2001, the FDIC and the Department requested Community Bank to develop and adopt a Safety and Soundness Compliance Plan. This Plan was adopted on March 5, 2002, and it replaced a similar document known as a “Memorandum of Understanding” that had been issued by the FDIC and the Department on April 18, 2001. Pursuant to the Plan:

•	the board of directors was required to review Community Bank’s organizational structure and staffing requirements and then hire and train any additional personnel necessary to comply with the Plan;

•	the board of directors was required to review and revise Community Bank’s loan policy and underwriting standards, loan collection plan, allowance for loan losses methodology, interest rate risk policy and asset liability management policy;

•	the board of directors had to adopt an internal audit program, an internal controls program, procedures for internal and external loan documentation review and a plan to reduce classified assets;

•	the Bank is restricted from extending credit to borrowers holding classified loans;

•	the board of directors committed to maintaining a Tier 1 capital ratio of at least 7.0% and to obtain regulatory approval prior to paying any dividends to Community Bancshares;

•	the board of directors is required to submit a budget and profit plan, and has to review the adequacy of loan loss allowances to assure an adequate balance prior to submitting Community Bank’s Reports of Condition and Income;

•	Community Bank must engage an outside accounting firm to perform its internal audit function, and must form an administration department to strengthen its internal controls; and

•	management is required to make monthly progress reports to the board of directors regarding its success in meeting the Plan requirements and to submit quarterly progress reports to the regulators.

The Safety and Soundness Compliance Plan is still in effect, and detailed quarterly progress reports continue to be made to the Company’s regulators. The Company believes it was in compliance at March 31, 2004 in all material respects with the Plan.

Cease	and Desist Order between Community Bank and the Alabama State Banking Department

On December 10, 2002, the board of directors of Community Bank entered into an agreement with the Alabama State Banking Department. The agreement provided that the board of directors would take certain actions regarding:

•	an investigation into payments made in connection with several construction projects of Community Bank;

•	approval and management of payments and loans involving the Company’s directors, officers and employees; and

•	expense controls and review of financial statements.

With respect to the investigation of construction payments, Community Bank’s Audit Committee, with the assistance of independent accountants and counsel, was required to determine whether any directors, officers or employees improperly benefited from payments made by Community Bank for construction projects. If improper benefits were received, then the Audit Committee must determine the amount of such benefits, fix an appropriate rate of interest due to Community Bank on the principal amount of any benefit, require restitution of the amount of the benefit, plus accrued interest, and investigate any apparent negligence on the party of Community Bank employees with regard to improper payments. Community Bank has reported the Audit Committee’s progress and findings to the Department for its review.

The board of directors of Community Bank has agreed, among other things, to require board approval of all extensions of credit to insiders, as defined in the FRB’s Regulation O. The board also has agreed to implement certain procedures for managing existing loans to insiders, including limitations on renewals, methods of collection of adversely classified loans to certain insiders, obtaining current appraisals on collateral, and securing adversely classified loans. In addition, the board has agreed to:

•	limit future extensions of credit and any payments other than ordinary compensation to any director, officers or employee who, after investigation, is deemed to owe restitution to Community Bank or whose loans have been adversely classified;

•	consult with the Department regarding settlement of certain litigation; and

•	obtain prior approval for sales or transfers of Community Bank’s assets benefiting any director, officer or employee deemed to owe restitution.

In an effort to control Community Bank’s expenses, the board has directed the Audit Committee to review for adequacy and appropriateness of bills paid by Community Bank for professional services from 1998 to the present, to recover fees improperly paid, if any, for the benefit of third parties and to establish additional internal controls for the payment of future bills.

The Company believes that it is in compliance at March 31, 2004 in all material respects with this cease and desist order.

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

The Company believes that it is in compliance at March 31, 2004 in all material respects with all provisions of the Order and the only on-going requirement relates to loans to former executive officers and directors.

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

FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Bank had no brokered deposits as of March 31, 2004.

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

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2004 and 2003

General

The Company’s net income for the three months ended March 31, 2004 was $55,000, representing a $604,000 increase from net loss of $ 549,000 for the same period in 2003. Net income for the three months ended March 31, 2004, represented $0.01 earnings per share on both a basic and diluted basis compared to a $0.12 loss per share during the three months ended March 31, 2003. The increase in earnings were due to decreases in provision for loan losses and noninterest expenses, but were partially offset by decreases in net interest income and noninterest income.

Net Interest Income

Net interest income represents the difference between the interest earned by the Company on its assets and the cost born by the Company on its interest-bearing liabilities. For the three months ended March 31, 2004, the Company’s net interest income before its provision for loan losses was $4.7 million. Net interest income, before provision for loan losses, decreased approximately $0.4 million, or 7.8%, from $5.1 million for the same period of 2003. The decrease in net interest income was primarily due to the decrease in revenues related to interest-earning assets because of lower yields on and smaller volumes of interest-earning assets. Revenues from interest-earning assets of the Company decreased $1.0 million, or 11.2%, to $7.9 million for the three months ended March 31, 2004 from $8.9 million for the same period in 2003. Average earning assets outstanding during the first three months of 2004 were $490.0 million, which represents a decrease of $13.9 million, or 2.76%, from $503.9 million for the first three months of 2003. The Company’s volume of interest-earning assets decreased due to reductions in outstanding loans as well as the decline in funds available for investing, which, in turn, was due to the Company’s intentional reduction in higher priced deposits. In addition, and adding to the decrease in net interest income, the Company’s yield on its average earning assets decreased 70 basis points to 6.47% for the first three months of 2004, compared to 7.17% for the same period of 2003. The decrease in yield was related to the Company’s decline in its loan volume, as loans generally earn higher yields than investment securities, and was also attributable to the Company’s investment of excess funds in securities due to lack of loan volume.

Interest expense for the three months ended March 31, 2004 was $3.2 million, a decrease of $0.6 million, or 15.8%, from its interest expense of $3.8 million for the corresponding period of 2003. This decrease occurred due to a decline in rates paid on and volume of interest-bearing liabilities. Average interest-bearing liabilities during the first three months of 2003 were $451.8 million, which represents a decrease of $9.1 million, or 2.0%, from $460.9 million for the same period of 2003. The volume of interest-bearing liabilities decreased because of the Company’s intent to not seek higher priced deposits as it tries to establish more profitable and long lasting relationships with its customers. The rate paid by the Company on average interest-bearing liabilities decreased 55 basis points to 2.83% for the three month period ended March 31, 2004, compared to 3.38% for the first three months of 2003.

The Company’s net interest margin for the three months ended March 31, 2004 decreased 23 basis points to 3.86%, from 4.09% for the three months ended March 31, 2003, due to the decrease in net interest income. Net interest margin is computed by dividing net interest income by average interest-earning assets. This ratio represents the difference between the average yield returned on average interest-earning assets and the average rate paid on funds used to support those interest-earning assets, including both interest-bearing and noninterest-bearing sources.

The Company’s net interest spread for the three months ended March 31, 2004 decreased 15 basis points to 3.64%, from 3.79% for the three months ended March 31, 2003, as the average cost of interest-bearing sources of funds decreased 55 basis points while the average yield on interest-earning assets decreased 70 basis points. Net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The Company has also experienced declines in its net interest margin and net interest spread with the continued increase in nonearning assets as a result of higher nonaccrual loans and other real estate owned.

Provision for Loan Losses and Allowance for Loan Losses

At March 31, 2004, the Company had an allowance for loan losses of $11.2 million which represented a decrease of $3.2 million, or 22.2%, from a December 31, 2003 allowance of $14.4 million. The provision for loan losses was $0.3 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively. Management continues to make provisions for current losses in the Company’s loan portfolio, as well as for any other deterioration identified, as it continues to evaluate the risks in its loan portfolio and to improve the overall credit quality of the Company. As a percentage of total loans, net of unearned income, the allowance for loan losses at the end of the period was 3.64% at March 31, 2004, compared to 4.54% at December 31, 2003. Total loan charge-offs during the first three months of 2004 amounted to $3.8 million, $1.0 million of which was the result of write-downs arising from transfers of loans to held for sale. During the same period in 2003, total loan charge-offs were $1.1 million and were primarily comprised of consumer loans. Loan charge-offs exceeded recoveries by $3.4 million during the first three months of 2004, which represented an additional charge of $2.4 million, from $1.0 million net for the same period during 2003. Management believes that the Company’s allowance for loan losses at March 31, 2004 is adequate; however, due to the inherent subjectivity and uncertainty of determining the appropriate allowance for loan losses, the Company can give no assurance that additional losses may not occur or that additional or unforeseen provisions to the allowance for loan losses will not be necessary.

The following discussion relates to the Company’s policies as presently in effect. Interest on loans is accrued from the date an advance is made. The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, then the loan may be placed on a nonaccrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient ultimately to reduce or satisfy the obligation. Generally, when a loan is placed on a nonaccrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Thereafter, any interest income on a nonaccrual loan is recognized only on a cash basis.

The Company’s policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collections of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more, and which are well secured and in the process of collection generally are not placed on nonaccrual status.

Lending officers are responsible for the ongoing review and administration of loans assigned to them. As such, they make the initial identification of loans that present some difficulty in collection, or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Directors’ Asset Quality Committee are informed of the status of delinquent and problem, or “watch,” loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Board of Directors as to loan charge-offs on a monthly basis.

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level believed adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank’s Director of Risk Management and presented to the Board of Directors on a monthly basis. In addition, during the first quarter of 2004, the Bank ceased its plan to engage outside loan review consultants and employed a qualified loan review specialist that will be dedicated full-time to the loan review function.

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

The following table summarizes the levels of the allowance for loan losses as of March 31, 2004 and 2003 as well as December 31, 2003:

	March 31,		December 31,
	2004	2003	2003
	(Dollars in Thousands)
Allowance for loan losses at beginning of period	$14,358	$9,784	$9,784
Loans charged off:
Commercial, financial and agricultural.	1,526	138	1,203
Real estate - mortgage.	1,638	310	2,629
Consumer.	637	617	3,439

Total loans charged off	3,801	1,065	7,271

Recoveries on loans previously charged off:
Commercial, financial and agricultural	55	16	60
Real estate - mortgage.	41	8	26
Consumer.	281	91	378

Total recoveries.	377	115	464

Net loans charged off.	3,424	950	6,807
Provision for loan losses	299	1,289	11,381

Allowance for loan losses at end of period	$11,233	$10,123	$14,358

Loans, net of unearned income, at end of period	$308,191	$346,639	$316,207

Average loans, net of unearned income, outstanding for the period	$317,111	$355,417	$330,941

	March 31,		December 31,
	2004	2003	2003
Ratios:
Allowance for loan losses to loans, net of unearned income, at end of period	3.64%	2.92%	4.54%
Allowance for loan losses at end of period to average loans, net of unearned income	3.54	2.85	4.34
Net charge-offs (annualized) to average loans, net of unearned income	4.32	1.07	2.06
Net charge-offs (annualized) to allowance for loan losses, at end of period	121.93	37.54	47.41

The Bank has been engaged in enhanced reviews of its loan approval and credit grading processes. The Bank has sought to better price its loans consistent with its costs of funds and its assessment of potential credit risk. These efforts have had the effect of slowing the Bank’s loan growth as well as resulting in a larger allowance for loan losses as risks are being identified better.

Noninterest Income

Noninterest income for the three months ended March 31, 2004 decreased $383,000, or 17.5%, to $1.8 million, from $2.2 million for the same period of 2003. Service charges on deposit accounts increased $52,000, or 8.5%, to $663,000 for the first three months of 2004 from $611,000 in the first three months of 2003. This increase in service charges was the result of the Bank’s new courtesy overdraft program implemented in late 2003. The Company’s debt cancellation fees decreased $45,000 during the first three months of 2004, as compared to the first three months of 2003, due to the Bank’s decision to no longer offer debt cancellation coverage to its customers. The Company experienced a negative side effect during 2004, due to rebates on early paid out loans that carried debt cancellation. Other operating income decreased $81,000 to $145,000 for the first three months of 2004, from $226,000 for the same period in 2003. The Company recorded net gains on the sale of investment securities of $238,000 during the three months ended March 31, 2004, compared to net gains on the sale of investment securities of $648,000 for the same period of 2003. The decrease in net gains from the sale of investment securities were the primary reason for the decrease in noninterest income. The Company also experienced $110,000, or 19.5%, increase in its insurance commissions, attributable to the increased revenues from the Company’s subsidiary, Community Insurance Corp. which helped to partially offset other decreases in noninterest income.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2004 were $6.2 million, representing a $0.8 million, or 11.4%, decrease from noninterest expenses of $7.0 million for the same period in 2003. The primary components of the Company’s noninterest expenses are salaries and employee benefits, which decreased $0.2 million, or 6.1%, to $3.1 million for the three months ended March 31, 2004, from $3.3 million for the same period of 2003. The decrease in the Company’s salaries and benefits expenses primarily was the result of the Company’s termination of its former Chairman and Chief Executive Officer of the Company, which occurred on January 27, 2003, as well as other staff reduction efforts undertaken by new management. The Company also has recognized a reduction in benefits expense as a result of its freezing the Company’s defined benefit plan and implementing a new 401(k) plan. Occupancy costs increased slightly, by $12,000, or 2.0%, during the three months ended March 31, 2004, compared to the three months ended March 31, 2003. Furniture and equipment expenses for the three month period ended March 31, 2004 decreased $2,000, or 0.5%, to $365,000, from $367,000 for the same period of 2003. This decrease reflects reductions in annual depreciation charges, as fixed assets approach the end of their depreciable lives as well as the Company’s decision to reduce the number of automobiles owned by the Company under prior management. The Company’s insurance expense decreased $14,000 to $292,000 for the three months ended March 31, 2004, from $306,000 for the same period in 2003. Director and committee fees decreased $4,000, or 3.3%, to $118,000 for the first three months of 2004, from $122,000 for the first three months of 2003. This decrease is the result of fewer meetings of the Company’s board of directors and committees, as the Company held a large number of meetings in 2003 to address ongoing litigation and various regulatory orders at the time. Other operating expenses remained stable at $1.0 million for both periods during 2004 and 2003. The Company’s professional services expense decreased $0.4 million, or 36.4%, to $0.7 million during the first three months of 2004, compared to the first three months of 2003. The reduction in professional services fees was the result of the Company being required to devote less attention and resources to ongoing litigation and regulatory matters. Although many of these matters are ongoing, they have been reduced in the aggregate, and the expenses associated with them have accordingly decreased.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

The estimated impact on Community Bank’s net interest income sensitivity over a one year time horizon at March 31, 2004 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Bank’s estimates of how interest-bearing transaction accounts will reprice.

RATE SHOCK ANALYSIS

	-100 Basis Points	Level	+100 Basis Points
	(Dollars in thousands)
Prime rate	3.00%	4.00%	5.00%
Interest income	$31,140	$32,701	$33,899
Interest expense	12,073	12,751	14,118

Net interest income	$19,067	$19,950	$19,781

Dollar change from level	$-883		$169

Percentage change from level	-4.43%		+0.85%

As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to increase 0.85%, and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 4.43%. These percent changes from a level rate scenario fall comfortably within Community Bank’s ALCO policy limit of +/-7.00%.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the Company’s assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates. Interest rates generally have been steady to lower in 2003 and the first three months of 2004 compared to 2002.

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

Contractual Obligations

The table below shows the Company’s future contractual obligations as of March 31, 2004:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB long-term debt	$38,000,000	$—	$—	$—	$38,000,000
Junior subordinated debt	10,310,000	—	—	—	10,310,000
Other long-term debt	1,388,244	91,803	203,993	234,555	857,893
Capitalized lease obligations	6,562,760	250,932	501,864	501,864	5,308,100
Operating lease obligations	1,211,776	330,381	540,243	205,445	135,707

Total	$57,472,780	$673,116	$1,246,100	$941,864	$54,611,700

On March 6, 2004, Community Bancshares, Inc. established a line of credit with a commercial bank in the amount of $3,000,000. The rate on any used portion of the line of credit will be prime plus 50 basis points. It will mature on May 1, 2009, and only interest is due for two years with principal payments to begin thereafter. As of the date of this report, no draws had been made on the line of credit.

Item 4. Controls and Procedures.

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

During the first quarter of 2004, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

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

On April 16, 2004, Community Bancshares and Community Bank entered into a settlement agreement with the plaintiffs pursuant to which Community Bancshares and Community Bank will be dismissed with prejudice as defendants in this lawsuit. The individual defendants will also be dismissed with prejudice following their execution of a similar settlement agreement.

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

Employee Litigation

Plaintiffs:	Bishop K. Walker, Jr., former Senior Executive Vice President and General Counsel of Community Bancshares, and his wife, Wanda Walker, and Denny G. Kelly, former President of Community Bank, and his wife, Arlene Kelly

Defendants:	Community Bancshares, Community Bank, Kennon R. Patterson, Sr., and a number of unidentified defendants

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

Mr. Kelly and Mr. Walker each filed an amended complaint on or about April 20, 2004. The amended complaints add Mrs. Kelly and Mrs. Walker as parties plaintiff and allege that representations were made by the defendants to Mrs. Kelly and Mrs. Walker that the defendants would purchase their personal and jointly owned stock of the Company. The complaints assert that the defendants’ failure to purchase such stock constitutes promissory fraud, fraudulent misrepresentation, fraudulent suppression, negligence and/or wantonness. Mr. Walker’s amended complaint also seeks damages based on Community Bank’s refusal to accept a deed in lieu of foreclosure on Mr. Walker’s home.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the fourth quarter of 2003, the Company commenced a private placement of its common stock, and, as of December 31, 2003, the Company had sold 2,151,552 shares of its common stock at a price of $5.35 per share, resulting in net proceeds of approximately $10.4 million. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock. The Company completed this offering on February 20, 2004, selling an additional 1,586,771 shares of its common stock for $7.9 million of additional net proceeds, resulting in the sale of a total of 3,738,323 shares for total net proceeds from the offering of $18.3 million.

The Series 2003 noncumulative preferred stock has a liquidation preference to the Company’s common stock equal to the aggregate purchase price of the 2,191,897 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $500,000. The Series 2003 noncumulative preferred stock has, among other things, the following designations:

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

During the first quarter of 2004, the Company reached a settlement in one of its pending litigation matters, in which the Company repurchased the plaintiff’s 2,979 shares of common stock at $5.50 per share.

Item 3. Defaults Upon Senior Securities.

    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

    Not applicable

Item	5. Other Information.

    None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Certificate of Incorporation, as amended and restated May 2000 (1).

3.2	Bylaws, as amended and restated October 23, 2003 (2).

4.1	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (3).

4.2	Form of Option Agreement by and between Community Bancshares, Inc. and each of Acadia Fund I, L.P., Riggs Qualified Partners, Endurance Partners (Q.P.), L.P., Endurance Partners, L.P., Spence Limited, L.P., and John D. Norcross.

4.3	Warrant Agreement, dated February 20, 2004, by and between Community Bancshares, Inc. and FIG Partners, L.L.C.

10.1	Promissory Note, Guaranty and Pledge Agreement, dated December 1, 1998, by and between Community Bancshares, Inc. and Colonial Bank, N.A. (4).

10.2	Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April 12, 1994, effective January 1, 1995 (5) (*).

10.3	Subordinated Promissory Note, dated October 4, 1994, between Community Bancshares, Inc. as borrower and Jeffrey K. Cornelius as holder (6).

10.4	Form of Change in Control Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr. and Loy McGruder dated December 4, 1999 (7) (*).

10.5	Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (8).

10.6	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (9).

10.7	Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (10).

10.8	Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (11).

10.9	Form of Amendment to Nonqualified Stock Option Agreement, between Community Bancshares, Inc. and grantee, dated December 12, 2000 (12) (*).

10.10	Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Newton (13) (*).

10.11	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Jr., Loy McGruder, Kennon R. Patterson, Jr., Merritt Robbins, Robert O. Summerford, Jimmie Trotter and Kerri Newton dated December 18, 2001 (14) (*).

10.12	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (15) (*).

10.13	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (16) (*).

10.14	Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (17) (*).

10.15	Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (18) (*).

10.16	Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (19).

10.17	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Merritt Robbins, Robert O. Summerford and Jimmie Trotter dated July 19, 2002 (20) (*).

10.18	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (21) (*).

10.19	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003 (22) (*).

10.20	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003 (23) (*).

10.21	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003 (24) (*).

10.22	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003 (25) (*).

10.23	Change in Control Agreement between Community Bancshares, Inc, and Kennon R. Patterson, Sr. dated December 4, 1999 (26) (*).

10.24	Employment Agreement, dated March 28, 1996 by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (27) (*)

10.25	Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (28) (*)

10.26	Amendment Number 1 to the Community Bancshares, Inc. Benefit Restoration Plan (29) (*).

10.27	Amendment Number 2 to the Community Bancshares, Inc. Benefit Restoration Plan (30) (*).

10.28	Change in Control Agreement between Community Bancshares, Inc. and Stacey W. Mann (31) (*).

10.29	Change in Control Agreement between Community Bank and Patrick M. Frawley (32) (*).

10.30	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt M. Robbins and Jimmie Trotter dated January 27, 2004.

10.31	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 27, 2004.

10.32	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 27, 2004.

10.33	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 27, 2004.

10.34	Form of Cancellation of Stock Option Agreement dated January 27, 2004 between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004.

10.35	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004.

10.36	Promissory Note and Pledge Agreement, dated February 11, 2004, by and between the Community Bancshares, Inc. Employee Stock Ownership Plan and Community Bancshares, Inc.

11.1	Statement of computation of per share earnings.

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensation plan or arrangement.
(1)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(3)	Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
(5)	Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(6)	Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(7)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(9)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(11)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(12)	Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
(14)	Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(15)	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(16)	Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(17)	Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(18)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(19)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(20)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(21)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(23)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(24)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(25)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(26)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(27)	Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference
(28)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference
(29)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference
(30)	Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference
(31)	Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference
(32)	Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference

(b)	Reports on Form 8-K

During the quarter ended March 31, 2004, the Company filed Current Reports on Form 8-K on the following dates and pertaining to the following items:

•	January 14, 2004: Circuit Court of Blount County, Alabama, denied approval of a pro tanto settlement of the lawsuits styled Benson et al. v. Community Bancshares, Inc. et al. and Packard et al v. Sheffield Electrical Contractors, Inc. et al.

•	February 20, 2004: Press release announcing completion of a private placement of 3,738,324 shares of the Company’s common stock at $5.35 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2004.

COMMUNITY BANCSHARES, INC.

May 17, 2004	By:	/s/ PATRICK M. FRAWLEY
Patrick M. Frawley
Chairman and Chief Executive Officer

May 17, 2004	By:	/s/ KERRI C. KINNEY
Kerri C. Kinney
Chief Financial Officer