Form 10-Q
period 2004-06-30
COMMUNITY BANCSHARES INC /DE/
filed 2004-08-13
CIK 752195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, there were 8,426,233 shares of the registrant’s common stock, $.10 par value per share, outstanding.

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

PART 1

Item 1.	Financial Statements.

Community Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$31,888,902	$30,370,220
Interest-bearing deposits in banks and federal funds sold	3,226,051	14,550,000

Cash and cash equivalents	35,114,953	44,920,220
Securities available for sale	160,209,295	156,270,593
Loans held for sale	—	1,821,221
Loans, net of allowance for loan losses of $10,375,043 and $14,357,624	297,165,347	301,849,451
Capitalized lease receivable	2,912,082	2,959,818
Accrued interest receivable	3,153,638	3,260,957
Premises and equipment, net	21,381,951	22,796,143
Goodwill and other intangible assets, net	2,405,815	2,445,524
Foreclosed assets	5,317,635	6,945,494
Other assets	16,992,036	15,285,190

Total assets	$544,652,752	$558,554,611

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$58,525,193	$56,255,701
Interest-bearing	380,697,415	397,689,888

Total deposits	439,222,608	453,945,589
Other short-term borrowings	553,212	600,000
FHLB long-term debt	38,000,000	38,000,000
Capitalized lease obligations	3,933,264	3,976,367
Other long-term debt	—	3,168,502
Trust preferred securities (Note 6)	—	10,000,000
Junior subordinated debt (Note 6)	10,310,000	—
Accrued interest payable	4,790,851	4,248,861
Other liabilities	6,210,036	9,297,672

Total liabilities	503,019,971	523,236,991
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock (par value $.10 per share; 200,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.10 per share; 20,000,000 shares authorized; 8,586,163 and 6,978,671 shares issued as of June 30, 2004 and December 31, 2003, respectively; 2,191,897 shares of which are exchangeable)	858,616	697,868
Additional paid-in-capital	48,586,390	40,996,918
Stock warrant outstanding	242,500	—
Treasury common stock, at cost (89,867 and 86,888 shares, as of June 30, 2004 and December 31, 2003, respectively)	(910,413)	(894,029)
Retained earnings (deficit)	(1,791,370)	(2,075,986)
Unearned ESOP common stock (115,063 and 123,111 shares as of June 30, 2004 and December 31, 2003, respectively)	(1,660,768)	(1,741,248)
Accumulated other comprehensive loss	(3,692,174)	(1,665,903)

Total stockholders’ equity	41,632,781	35,317,620

Total liabilities and stockholders’ equity	$544,652,752	$558,554,611

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2004	2003
Interest income:
Loans, including fees	$6,203,437	$7,019,307
Interest on investment securities:
Taxable securities	1,411,032	1,241,836
Tax-exempt securities	70,727	85,930
Federal funds sold	20,858	75,024
Other	60,261	7,144

Total interest income	7,766,315	8,429,241

Interest expense:
Deposits	2,127,965	2,661,340
Short-term borrowings	598	563
FHLB long-term debt	569,609	569,609
Capitalized lease obligations	39,367	42,709
Junior subordinated debentures	358,337	333,802
Other long-term debt	16,919	47,499

Total interest expense	3,112,795	3,655,522

Net interest income	4,653,520	4,773,719
Provision for loan losses	78,287	2,321,041

Net interest income, after provision for loan losses	4,575,233	2,452,678
Noninterest income:
Service charges on deposits	738,709	710,264
Insurance commissions	606,607	572,793
Bank club dues	89,971	104,804
Debt cancellation fees	(16,283)	18,452
Securities gains, net	—	80,955
Other	108,240	305,943

Total noninterest income	1,527,244	1,793,211

Noninterest expense:
Salaries and employee benefits	3,046,043	3,310,160
Occupancy	519,307	582,715
Furniture and equipment	362,644	387,607
Insurance	306,226	287,808
Director and committee fees	71,272	97,417
Professional services	95,064	1,233,278
Foreclosed assets, net	430,042	280,176
Disposal or impairment of assets	79,466	36,882
Litigation, fraud or burglary	3,689	14,084
Other	920,310	1,012,390

Total noninterest expense	5,834,063	7,242,517

Income (loss) before income taxes	268,414	(2,996,628)
Income taxes	(38,841)	455,422

Net income (loss)	$229,573	$(2,541,206)

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income – continued

(Unaudited)

	Three months ended June 30,
	2004	2003
Earnings (loss) per share:
Basic	$0.03	$(0.55)
Diluted	$0.03	$(0.55)

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Six months ended June 30,
	2004	2003
Interest income:
Loans, including fees	$12,548,642	$14,380,212
Interest on investment securities:
Taxable securities	2,825,508	2,616,483
Tax-exempt securities	143,877	175,255
Federal funds sold	60,130	157,282
Other	110,194	14,254

Total interest income	15,688,351	17,343,486

Interest expense:
Deposits	4,344,355	5,546,548
Short-term borrowings	1,241	1,713
FHLB long-term debt	1,139,219	1,132,959
Capitalized lease obligations	78,946	85,161
Junior subordinated debentures	693,272	647,966
Other long-term debt	49,706	77,970

Total interest expense	6,306,739	7,492,317

Net interest income	9,381,612	9,851,169
Provision for loan losses	377,672	3,610,480

Net interest income, after provision for loan losses	9,003,940	6,240,689
Noninterest income:
Service charges on deposits	1,402,135	1,320,822
Insurance commissions.	1,280,928	1,136,586
Bank club dues	182,572	211,363
Debt cancellation fees	(31,500)	48,567
Securities gains, net	237,992	728,596
Other	253,224	531,480

Total noninterest income	3,325,351	3,977,414

Noninterest expense:
Salaries and employee benefits	6,118,230	6,638,957
Occupancy	1,119,828	1,171,720
Furniture and equipment	727,391	754,998
Insurance	598,254	581,199
Director and committee fees	188,922	219,617
Professional services	753,182	2,268,429
Foreclosed assets, net	427,437	532,904
Disposal or impairment of assets	102,833	36,882
Litigation, fraud or burglary	21,765	39,217
Other	1,945,705	2,007,397

Total noninterest expense	12,003,547	14,251,320

Income (loss) before income taxes	325,744	(4,033,217)
Income taxes	(41,128)	942,902

Net income (loss)	$284,616	$(3,090,315)

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income – continued

(Unaudited)

	Six months ended June 30,
	2004	2003
Earnings (loss) per share:
Basic	$0.04	$(0.66)
Diluted	$0.03	$(0.66)

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six months ended June 30, 2003 and 2004

	Shares of Common Stock Issued	Common Stock	Additional Paid in Capital	Stock Warrant Outstanding	Treasury Common Stock	Retained Earnings	Unearned ESOP Common Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	4,810,089	$481,009	$30,806,862	$—	$(441,768)	$11,023,961	$(1,999,858)	$440,750	$40,310,956
Comprehensive income:
Net loss during period	—	—	—	—	—	(3,090,315)	—	—	(3,090,315)
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	(559,439)	(559,439)

Total comprehensive loss									(3,649,754)

Common stock issued in lieu of cash paid for directors’ fees at $7.00 per share	17,030	1,703	117,514	—	—	—	—	—	119,217
Release of ESOP common stock	—	—	(38,557)	—	—	—	128,520	—	89,963

Balance at June 30, 2003	4,827,119	$482,712	$30,885,819	$—	$(441,768)	$7,933,646	$(1,871,338)	$(118,689)	$36,870,382

Balance at December 31, 2003	6,978,672	$697,868	$40,996,918	$—	$(894,029)	$(2,075,986)	$(1,741,248)	$(1,665,903)	$35,317,620
Comprehensive income:
Net income during period	—	—	—		—	284,616	—	—	284,616
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—		—	—	—	(2,026,271)	(2,026,271)

Total comprehensive loss									(1,741,655)

Issuance of common stock at $5.35 per share	1,586,771	158,676	8,330,549	—	—	—	—	—	8,489,225
Common stock issuance costs	—	—	(825,820)	242,500	—	—	—	—	(583,320)
Common stock issued in lieu of cash paid for directors’ fees at $5.35 per share	20,720	2,072	108,478	—	—	—	—	—	110,550
Release of ESOP common stock	—	—	(23,735)	—	—	—	80,480	—	56,745
Treasury common stock acquired	—	—	—	—	(16,384)	—	—	—	(16,384)

Balance at June 30, 2004	8,586,163	$858,616	$48,586,390	$242,500	$(910,413)	$(1,791,370)	$(1,660,768)	$(3,692,174)	$41,632,781

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$284,616	$(3,090,315)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	377,672	3,610,480
Depreciation and amortization	814,353	874,550
Net amortization of securities	499,966	388,111
Deferred tax expense	2,774,763	71,455
Realized investment security gains	(237,992)	(728,596)
(Gain) loss on sale or impairment of premises and equipment	(41,294)	10,240
Realized losses on foreclosed assets	427,437	532,904
Decrease in accrued interest receivable	107,319	1,022,209
Increase in accrued interest payable	541,991	275,586
Other	(6,036,461)	916,016

Net cash (used) provided by operating activities	(487,630)	3,882,640

Investing activities:
Proceeds from sales, calls and pay downs of securities available for sale	30,091,360	74,912,228
Proceeds from maturity of securities available for sale	—	18,200,000
Purchase of securities available for sale	(37,669,155)	(93,558,140)
Loan originations and principal collections, net	4,631,836	25,136,450
Proceeds from sale of premises and equipment	914,969	19,035
Additions to premises and equipment	(234,130)	(211,528)
Net proceeds from sale of foreclosed assets	2,729,336	983,583

Net cash provided by investing activities	464,216	25,481,628

Financing activities:
Net increase in demand deposits, NOW accounts,
savings and time open deposit accounts	1,968,294	14,417,713
Net decrease in certificates of deposit	(16,691,275)	(21,954,298)
Net decrease in short-term borrowings	(46,788)	(1,725,133)
Decrease in capitalized lease obligations	(43,103)	(40,305)
Repayment of long-term debt	(2,858,502)	(201,159)
Issuance of common stock, net of transaction costs	7,905,905	—
Purchase of common stock into treasury	(16,384)	—

Net cash used in financing activities	(9,781,853)	(9,503,182)

Net change in cash and cash equivalents	(9,805,267)	19,861,086
Cash and cash equivalents, beginning of period	44,920,220	40,206,613

Cash and cash equivalents, end of period	$35,114,953	$60,067,699

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - continued

(Unaudited)

	Six months ended June 30,
	2004	2003
Supplemental cash flow disclosures:
Interest paid on deposits and borrowed funds	$5,764,748	$7,216,731
Schedule of non-cash investing and financing activities:
Foreclosure of other real estate owned	1,579,370	5,826,391
Loan charge-offs, net of recoveries	4,360,253	2,162,533
Deconsolidation of special purpose trust (Note 6):
Recognition of the equity investments in the special purpose trust	310,000	—
Removal of the special purpose trust preferred securities	10,000,000	—
Recognition of the junior subordinated debt in the special purpose trust	10,310,000	—

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – General

The consolidated financial statements include the accounts of Community Bancshares, Inc. (“Community Bancshares”) and its wholly-owned subsidiaries, which, together with Community Bancshares, are hereinafter referred to collectively as the “Company.” The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Securities and Exchange Commission’s (the “Commission” or the “SEC”) Form 10-Q and Article 10 of the Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”).

Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or stockholders’ equity.

Note 2 – Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities”. FIN 46 defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure used for business purposes that has: (a) an insufficient amount of equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (b) a group of equity holders that lack the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; or (c) a group of equity holders who are not obligated to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. FIN 46 requires a VIE to be consolidated by an investor company if the investor company, regardless of voting interests, is subject to a majority (greater than 50%) of the risk of the expected losses from the VIE’s activities or is entitled to receive a majority (greater than 50%) of the VIE’s expected residual returns or both. Prior to FIN 46, a partially-owned entity was only consolidated into the investor company’s consolidated financial statements if it was controlled by the investor company through voting interests.

In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (“FSP”) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests; (2) providing additional core exceptions for certain other variable interests; (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE; and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The Revised Interpretation is effective for financial statements of periods ending after December 15, 2003. Entities which previously adopted the provisions of the original Interpretation had the option of continuing to apply those provisions until the effective date of the Revised Interpretation or applying the provisions of the Revised Interpretation at an earlier date. As discussed in Note 6, Variable Interest Entities, the Company adopted FIN 46 on March 31, 2004.

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) 105, “Application of Accounting Principles to Loan Commitments,” which addresses certain issues regarding the accounting for and disclosure of loan commitments relating to the origination of mortgage loans that will be held for resale. Such commitments are considered derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149, and are therefore required to be recorded at fair value. SAB 105 stipulates that, in recording those commitments, no consideration should be given to any expected future cash flows related to the associated servicing of the future loan. SAB 105 further stipulates that no other internally-developed

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

(Unaudited)

intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. SAB 105 requires disclosure of accounting policies for loan commitment derivatives, including methods and assumptions used to estimate fair value and any associated economic hedging strategies. The provisions of SAB 105 are effective for loan commitment derivatives that are entered into after March 31, 2004.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary and Its Application to Certain Investments.” The Issue applies to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model is to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 and SFAS No. 124 are effective for the first annual reporting period ending after December 15, 2003. Disclosures related to cost method investments are effective for annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. The implementation of Issue 03-1 did not have a material effect on the Company’s financials.

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

Earnings per common share have been computed based on the following:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$229,573	$(2,541,206)	$284,616	$(3,090,315)
Less: preferred stock dividends	—	—	—	—

Net income (loss) applicable to common stock	$229,573	$(2,541,206)	$284,616	$(3,090,315)

Weighted average number of common shares outstanding	8,378,996	4,656,788	8,114,037	4,647,621
Effect of dilutive options	116,346	—	26,020	—

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,495,342	4,656,788	8,140,057	4,647,621

No dividends were declared during the six month periods ended June 30, 2004 or 2003.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

(Unaudited)

Note 4 – Stock Based Compensation

The Company occasionally grants stock options to purchase the Company’s common stock to officers and directors. The options have been granted at a strike price equivalent to the deemed current fair value of the Company’s common stock on the grant date and have maximum term of five years. Vesting traditionally has been immediate. As of June 30, 2004, the Company had outstanding options held by its officers and directors to purchase an aggregate of 1,549,500 shares of the Company’s common stock. On February 20, 2004, upon the closing of its private placement of common stock, the Company became obligated to issue to the placement agent in that offering a warrant (the “Warrant”) to purchase 140,187 shares of the Company’s common stock at an exercise price of $5.89. The warrant expires on February 20, 2008, and until that date, may be exercised either in cash or pursuant to “cashless exercise”.

The following sets forth certain information regarding stock options as well as the warrant discussed above for the six months ended June 30, 2004:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2003	932,500	$8.12
Granted, six months ended June 30, 2004.	872,687	5.46
Expired or cancelled, six months ended June 30, 2004.	(115,500)	12.53

Balance, June 30, 2004	1,689,687	6.44

Exercise Prices	Options Issued	Expiration Date	Options Exercisable
Options with exercise price of $5.35	622,500	2009	622,500
Options with exercise price of $5.50	50,000	2009	50,000
Options with exercise price of $7.00	10,000	2009	10,000
Warrant with exercise price of $5.89	140,187	2008	140,187
Options with exercise price of $7.00	619,000	2008	619,000
Options with exercise price of $7.00	155,000	2007	155,000
Options with exercise price of $10.00	88,000	2006	88,000
Options with exercise price of $18.00	5,000	2005	5,000

Total outstanding, June 30, 2004	1,689,687		1,689,687

The Company permits option holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through option exercise. This technique results in an increase in the number of shares outstanding with little or no increase in capital account balances. No option-holders tendered shares during the six month period ended June 30, 2004.

The Company accounts for its stock based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Generally, stock based compensation expense is not reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company has recorded the Warrant to purchase 140,187 shares of the Company’s common stock, which was issued at the fair value of the Company’s common stock, using the Black-Scholes model to determine a fair value of $1.73 per share.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$229,573	$(2,541,206)	$284,616	$(3,090,315)
Deducts:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(19,470)	(30,739)	(964,870)	(170,329)

Pro forma net loss	$210,103	$(2,571,945)	$(680,254)	$(3,260,644)

Basic earnings (loss) per share:
As reported	$0.03	$(0.55)	$0.04	$(0.66)
Pro forma	0.03	(0.55)	(0.08)	(0.70)
Diluted earnings (loss) per share
As reported	0.03	(0.55)	0.03	(0.66)
Pro forma	0.02	(0.55)	(0.08)	(0.70)

The weighted average fair values of options granted to officers and directors during the first six months of 2004 and 2003 and used above for pro forma disclosures were $2.14 and $2.16 per share, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2004	2003
Dividend yield	0%	0%
Expected volatility	.403	.283
Risk free interest rate	3.16%	3.10%
Expected life (in years)	5	5

Community Bank has advisory director boards established in the various markets it serves. These advisory directors are given the option to receive their fees in cash or stock. Common stock issued in lieu of cash for advisory directors’ fees during the first six months of 2004 was 20,720 shares at a fair market value of $110,550 on the issue date. Directors’ fees are accrued when incurred and the aggregate fair market value of the shares issued is charged to accrued Directors’ fees when issued.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

(Unaudited)

Note 5 – On Balance Sheet Derivatives Instruments and Hedging Activities

Accounting for Derivative Instruments and Hedging Activities

The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both June 30, 2004 and December 31, 2003. This derivative position was executed in the over-the-counter market.

	June 30, 2004		December 31, 2003
	Notional Value	Carrying Value	Notional Value	Carrying Value
Fair Value Hedges:
Interest rate swap agreement	$20,000,000	$(410,000)	$20,000,000	$—

Interest-Rate Risk

The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair Value Hedges

The Company has entered into an interest rate swap to convert fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swap matches the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains or losses as a result of hedge ineffectiveness, recognized for the six month period ended June 30, 2004 and 2003. The Company recognized a decrease to interest expense of $177,705 for the six months ended June 30, 2004 related to its interest rate swap accounted for as a fair value hedge. At June 30, 2004, the interest rate swap had a negative carrying value of $410,000 and a remaining term of 2.9 years. Fluctuations in the fair value of derivatives contracts are typically attributable to market risk, since credit risk is minimal because the Company deals only with high-quality counterparties. The Company was not a party to any interest rate swaps during the first six months of 2003.

Note 6 – Variable Interest Entities

The Company adopted FIN 46 as of March 31, 2004. As a result, the Company deconsolidated its special purpose trust which was formed for the issuance of trust preferred securities to outside investors, because the Company does not absorb a majority of the expected losses or residual returns of the trusts. The trust was previously consolidated because it is controlled by the Company through a majority voting interest. The effect of such deconsolidation, as portrayed in the table below, was 1) to remove the trust preferred securities from the consolidated statement of condition; 2) to recognize the Company’s junior subordinated debt obligation to the special purpose trust; and 3) recognize the Company’s equity investment in the common stock of the special purpose trust. The junior subordinated debt obligation and equity investment was previously eliminated in consolidation. The equity investment, totaling $310,000, represents the Company’s maximum exposure to loss as a result of its involvement with the special purpose trust. The adoption of FIN 46 had no impact on the Company’s net income or earnings per share.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

(Unaudited)

The following is a summary of the impact of the adoption of FIN 46 as it related to the Company’s June 30, 2004 consolidated balance sheet:

	Balance Prior to Adjustment	Adjustments for FIN 46	Adjusted Balance
Other assets	$16,682,036	$310,000	$16,992,036
Trust preferred securities	10,000,000	(10,000,000)	—
Junior subordinated debentures	—	10,310,000	10,310,000

Note 7 – Issuance of Common Stock

During the first quarter of 2004, the Company completed its private placement of common stock, and upon its completion, the Company had sold a total of 3,738,324 shares of its common stock at a price of $5.35 per share, resulting in total net proceeds of approximately $18.3 million of which 1,586,771 shares for net proceeds of $7.9 million were sold during the first quarter of 2004. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock.

The Series 2003 noncumulative preferred stock has a liquidation preference equal to the aggregate purchase price of the 2,191,898 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $500,000. The Series 2003 noncumulative preferred stock has, among other things, the following designations:

•	has terms consistent with the Company’s Tier 1 capital treatment for regulatory purposes;

•	is noncumulative and is not entitled to the payment of, or otherwise accrue, any dividends;

•	is not entitled to the benefit of any sinking fund or similar arrangement;

•	has no preemptive, preferential or other right to purchase, subscribe for or convert into any other of the Company’s securities;

•	is not required to be purchased at any time by the Company;

•	does not provide registration rights requiring the Company to register the shares of the Series 2003 noncumulative preferred stock; and

•	has no voting power with respect to any Company matters, except in the case of a merger or a significant acquisition or sales transaction, in which case, the Series 2003 noncumulative preferred stock will be entitled to one vote per whole share, and will vote together, as one class, with the holders of our common stock.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

(Unaudited)

Note 8 – Pension Plan

Components of the Company’s pension plan and benefit restoration plan net periodic benefit cost as of June 30, 2004 are as follows:

	Pension Plan	Benefit Restoration Plan
Interest cost on earned benefit obligations	$264,512	$68,079
Estimated return on plan assets	(274,874)	—
Amortization of net experience loss	11,844	—

Net periodic benefit cost	$1,482	$68,079

The Company was required to contribute, and has contributed $783,061 and $829,866 to the pension plan during 2004 and 2003, respectively.

Note 9 – Long-term Debt

On November 3, 1993, the Company’s Employee Stock Ownership Plan, the “ESOP,” borrowed $1.2 million from Colonial Bank to purchase shares of the Company’s common stock, and the Company guaranteed all obligations of the ESOP under this ESOP loan. The ESOP loan was amended from time to time, including additional borrowings, but was paid off during the first quarter of 2004 with direct financing from the Company in the form of a note from the ESOP. As the ESOP note is paid off, the Company releases shares from the pledge, and these shares are allocated to ESOP participants annually.

The Company’s loan to the ESOP bears interest at a floating rate at the prime rate of interest. As of June 30, 2004, the interest rate on the ESOP note was 4.0%. Principal and interest payments on the ESOP note are due monthly through November 16, 2010, with the remaining principal and interest, if any, due upon that date. The ESOP note may be prepaid in whole or in part without penalty under the note agreement. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP note and to make cash distributions to eligible participants. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans”, employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable and the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at June 30, 2004, was $1,660,253

During the second quarter of 2004, the company paid off a 20 year, subordinated installment capital note due to Mr. Jeffrey K. Cornelius on October 1, 2014 that was bearing interest at the fixed annual rate of 7%. The balance of this note at December 31, 2003 was $1,410, 211.

Note 10 – Contingencies

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

Community Bank’s directors who alleged the construction overcharges also informed bank regulatory agencies and law enforcement authorities of their concerns. These agencies and authorities conducted their own investigations into this matter. Based on its findings, the FDIC issued restitution and/or removal orders against Kennon R. Patterson, Sr., former Chairman and Chief Executive Officer of the Company and Community Bank, and Larry Bishop, former Vice President of Community Bank. These regulatory actions are still pending at this time. The board of directors of Community Bancshares and the board of directors of Community Bank terminated Kennon R. Patterson, Sr. on January 27, 2003, and the board of directors of Community Bank terminated Larry Bishop on February 6, 2003. On October 29, 2003, the United States Department of Justice announced the filing of a 25-count indictment against Messrs. Patterson and Bishop, and a construction contractor, in connection with a scheme to divest Community Bank’s funds for Mr. Patterson’s personal benefit. On November 14, 2003, Mr. Patterson informed Community Bancshares that he was taking a leave of absence from Community Bancshares’ board of directors pending a resolution of the criminal charges against him. Mr. Patterson stated that he would not seek re-election to Community Bancshares’ board of directors if the criminal charges were not resolved prior to the expiration of his current term in 2005. On June 24, 2004, at the annual meeting of stockholders, Mr. Patterson was removed as a director of the Company. Community Bancshares and Community Bank continue to seek recovery of all amounts owed by Mr. Patterson to Community Bank.

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

On January 12, 2004, the bankruptcy proceeding filed by Mr. Patterson was dismissed without prejudice. Community Bancshares, Community Bank and the individual defendants moved to dismiss the adversary proceeding in bankruptcy filed against them by Mr. Patterson. That motion was granted on July 26, 2004.

Further, on March 15, 2004 the Employee Stock Ownership Plan, or “ESOP,” of Community Bancshares, together with the ESOP trustee, North Star Trust Company, filed suit in the United States District Court for the Northern District of Alabama against Mr. Patterson. In the lawsuit, the ESOP seeks damages for alleged breaches of fiduciary duty by Mr. Patterson, and both the ESOP and the trustee seek a declaratory judgment that the ESOP has a right of set-off against Mr. Patterson’s account in the ESOP, and the ESOP is not required to make a distribution of funds to Mr. Patterson. On July 7, 2004 the Court denied Mr. Patterson’s motion to dismiss the case. On July 23, 2004, Mr. Patterson filed a counterclaim seeking a judgment that he is entitled to benefits from the ESOP and declaratory and injunctive relief compelling the payment of such benefits. On July 26, 2004 the Court, at Mr. Patterson’s request, stayed discovery in the case pending Mr. Patterson’s trial on criminal charges.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

(Unaudited)

On October 23, 2003 Community Bancshares and Community Bank filed counterclaims against Mr. Walker and Mr. Kelly seeking repayment of amounts paid to them as part of a severance arrangement and, in the case of Mr. Kelly, amount owed to Community Bank in connection with the two loans from Community Bank to Mr. Kelly.

Mr. Kelly and Mr. Walker each filed an amended complaint on or about April 20, 2004. The amended complaints add Mrs. Kelly and Mrs. Walker as parties plaintiff and allege that representations were made by the defendants to Mrs. Kelly and Mrs. Walker that the defendants would purchase their personal and jointly owned stock of the Company. The complaints assert that the defendants’ failure to purchase such stock constitutes promissory fraud, fraudulent misrepresentation, fraudulent suppression, negligence and/or wantonness. Mr. Walker’s amended complaint also seeks damages based on Community Bank’s refusal to accept a deed in lieu of foreclosure on Mr. Walker’s home. On June 15, 2004 Community Bank amended its counterclaim against Mr. Walker to recover a loan deficiency balance following Community Bank’s foreclosure on Mr. Walker’s home.

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

On April 16, 2004, Community Bancshares and Community Bank entered into a settlement agreement with the plaintiffs pursuant to which plaintiffs’ appeal in this lawsuit was withdrawn and the plaintiffs relinquished other asserted and unasserted claims against Community Bancshares and Community Bank. Subsequently, the individual defendants also entered into similar settlement agreements with the plaintiffs. The financial effects of the settlement are reflected in the reduction in the Company’s litigation contingency reserve.

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

Contingency Losses

In all claims against the Company, management has assessed where losses are both probable and can be reasonably estimated. As a result of this assessment, the Company accrued $2,500,000 for gross possible losses during 2003. As of June 30, 2004, $309,896 of this reserve remained and is reported in other liabilities on the Company’s balance sheet. The difference of $2,101,489 was the result of settlement agreements reached during the first six months of 2004, substantially all of which was the Corr Family litigation.

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

For the first six months of 2004, the Company had net income of $285,000, which represented an increase of $3.4 million from the Company’s net loss of $3.1 million for the first six months of 2003. For the three months ended June 30, 2004, the Company had net income of $230,000, which represented an increase of $2.8 million from the

Company’s net loss of $2.5 million for the corresponding period in 2003. For both periods, increases in net income were attributable to, among other things, the decrease in the provision for loan losses and noninterest expenses, and were partially offset by decreases in net interest income and noninterest income.

During the fourth quarter of 2003, the Company commenced a private placement of its common stock, and, as of December 31, 2003, the Company had sold 2,151,553 shares of its common stock at a price of $5.35 per share, resulting in net proceeds of approximately $10.4 million. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock. The Series 2003 noncumulative preferred stock has a liquidation preference equal to the aggregate purchase price of the 2,191,898 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $500,000. The Company completed this offering on February 20, 2004, selling an additional 1,586,771 shares of its common stock for $7.9 million of additional net proceeds, resulting in the sale of a total of 3,738,324 shares for total net proceeds from the offering of $18.3 million.

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

The consideration and application of many of these factors involve assumptions, estimates and judgments that are inherently uncertain and are subject to change. Management believes that the allowance for loan losses was adequate at June 30, 2004. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate factors could have a material effect on the determination of the allowance for loan losses. Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by our regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Alabama State Banking Department may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

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

As discussed in Note 10 to the Company’s consolidated financial statements, legal proceedings are pending or threatened against the Company, its subsidiaries as well as their respective indemnities. Except as discussed in Note 10:

•	management has not concluded that it is probable that a loss has been incurred in any pending litigation;

•	management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation; and

•	accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable outcome, if any.

As discussed in Note 10, as of December 31, 2003, the Company had accrued $2.5 million for potential losses on pending litigation, where in management’s best judgment, these losses were both probable and reasonably estimated. These estimates were based on current circumstances of pending matters, and, although management believes the loss recognized was appropriate, circumstances could change resulting in a different amount of loss. As of June 30, 2004, the balance accrued for potential losses was $310,000. Management believes in their best judgment, the remaining accrued balance for losses on pending litigation are both probable and reasonably estimated. The decrease in the reserve was the result of settlement agreements reached, substantially all of which was the Corr Famiy litigation.

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

•	Accounting for Impaired Assets. Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets to be sold to be classified as held for sale when certain criteria are met. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell and no longer depreciated while it is classified as held for sale. As of December 31, 2003, the Company has classified three properties as held for sale. Consequently, the Company incurred a loss of $928,397 on these assets in transferring them to held for sale. The Company used estimates in determining the fair values of these assets and, although the Company believes the fair values established are reasonable, it is possible that the Company’s results of operations, cash flows or financial position could be materially affected by the eventual sale of the assets. During the quarter ended March 31, 2004, one of these properties was sold and the Company recognized a $50,000 gain in the sale. As of June 30, 2004, two properties remained classified as held for sale.

FINANCIAL CONDITION

As of June 30, 2004 compared to December 31, 2003

General

The Company’s total assets at June 30, 2004 were $544.7 million, a decrease of $13.9 million, or 2.5%, from $558.6 million at December 31, 2003. The Company experienced a decrease in loans, net of allowance for loan losses, of $4.7 million during the first six months of 2004, but continues to see improvements in new loan growth. The Company experienced a decline in deposits during the first six months of 2004 of $14.7 million, or 3.2%, primarily the result of management’s decision not to rebid on higher priced certificates of deposits, since the decline in loans has reduced our funding needs and we have sought to focus on building profitable relationships. Noninterest-bearing deposits increased $2.2 million, or 3.9%, from December 31, 2003 to June 30, 2004, and interest-bearing deposits have decreased by $17.0 million, or 4.3%.

Earning Assets

The earning assets of the Company principally are comprised of:

•	loans;

•	investment securities;

•	interest-bearing balances in other banks; and

•	federal funds sold.

The Company’s investment securities portfolio is used by the Company to make various term investments, to provide a source of liquidity for the Company and to serve as collateral to secure certain government deposits. The Company’s investment securities increased $3.9 million to $160.2 million at June 30, 2004, from $156.3 million at December 31, 2003. This 2.5% increase in investment securities was related to the decreases in the loan portfolio and federal funds sold and the Company’s reinvestment of such funds in securities. The Company also maintains short-term investments in the form of interest-bearing deposits with other banks. These interest-bearing deposits with other banks amounted to $386,000 at June 30, 2004, compared to $260,000 at December 31, 2003. At June 30, 2004, the Company had $2.8 million in federal funds sold, compared to $14.3 million at December 31, 2003, representing a decrease of $11.5 million, or 80.4%. This significant decline in the Company’s federal funds sold is due to the Company’s focus on increasing higher yielding investment securities and loans by shifting funds away from federal funds as well as the overall decrease in deposits.

Cash due from banks increased $1.5 million during the first six months of 2004, from $30.4 million at December 31, 2003 to $31.9 million at June 30, 2004.

Loans comprise the largest single category of the Company’s earning assets. Loans, net of unearned income, but before the allowance for loan losses, were $307.5 million at June 30, 2004, which represented a decrease of approximately $8.7 million, or 2.8%, from $316.2 million at December 31, 2003. This decrease was primarily the result of loan charge-offs and foreclosures, although the Company did experience a slight decrease in loans as a result of payments on loans in excess of new loan volume. Loans held for sale decreased to zero as all these loans were sold.

Nonperforming Assets and Past Due Loans

The Company’s nonperforming assets primarily are comprised of:

•	nonaccruing loans;

•	loans 90 days past due or greater;

•	restructured loans;

•	nonaccruing securities; and

•	other real estate owned.

Between December 31, 2003 and June 30, 2004, the Company’s ratio of the allowance for loan losses to these total nonperforming assets increased from 59.62% at year-end 2003 to 61.99% at June 30, 2004, and has increased significantly from 37.46% at June 30, 2003. The ratio of total nonperforming assets to total assets decreased to 3.07% at June 30, 2004, from 4.31% at year-end 2003, while the ratio of nonperforming loans to total loans, net of unearned income, decreased to 3.71% at June 30, 2004 from 5.42% at December 31, 2003. These changes were primarily due to a decrease in nonaccruing loans of $5.4 million, or 38.3%, to $8.7 million at June 30, 2004, from nonaccruing loans of $14.1 million at December 31, 2003, due to both ongoing efforts to improve credit quality as well as sales of nonperforming loans to third parties. It is the Company’s present policy to place loans on nonaccrual status when a borrower files for bankruptcy protection. Loans 90 days or more past due decreased to $0.4 million at June 30, 2004, from $0.6 million at December 31, 2003. Total nonperforming assets decreased $7.4 million, or 30.7%, to $16.7 million at June 30, 2004, from total nonperforming assets of $24.1 million at December 31, 2003. The Company continues to recognize problem assets that have resulted from the credit standards applied by, and other actions of, prior management. This recognition, together with the improvement in the Company’s credit standards has resulted in significantly higher than normal nonperforming assets.

The following table summarizes the Company’s nonperforming assets at June 30, 2004 and 2003, as well as December 31, 2003.

NONPERFORMING ASSETS

	June 30,		December 31, 2003
	2004	2003
Nonaccruing loans	$8,724	$14,334	$14,138
Loans past due 90 days or more	383	1,438	611
Restructured loans	2,312	2,407	2,390

Total nonperforming loans	11,419	18,179	17,139
Other real estate owned	5,318	11,803	6,945

Total nonperforming assets	$16,737	$29,982	$24,084

Ratios:
Allowance for loan losses to loans, net of unearned income	3.37%	3.44%	4.51%
Allowance for loan losses to total nonperforming assets	61.99	37.46	59.62
Total nonperforming loans to total loans (net of unearned income)	3.71	5.57	5.42
Total nonperforming assets to total assets	3.07	5.41	4.31

Funding and Other Debt Obligations

The Company’s primary sources of funding are from deposits from the customers of Community Bank and from the Company’s short and long-term borrowings. Total deposits of $439.2 million at June 30, 2004 reflected a decrease of $14.7 million, or 3.2%, from total deposits of $453.9 million at year-end 2003 due to decreases in interest-bearing deposits. Deposits are Community Bank’s primary source of funds. Noninterest-bearing deposits increased $2.2 million, or 3.9%, to $58.5 million at June 30, 2004, from $56.3 million at December 31, 2003, while interest-bearing deposits decreased $17.0 million, or 4.3%, to $380.7 million at June 30, 2004, from $397.7 million at December 31, 2003. Certificates of deposit and other time deposits of $100,000 or more decreased $4.3 million, or 6.2%, to $65.0 million at June 30, 2004, from $69.3 million at December 31, 2003. The Company has experienced declines in interest-bearing deposits as a result of decreases in certificates of deposit as the Company has sought to lower its cost of funds and therefore, reduced rates paid on these accounts. Total short-term borrowings decreased $47,000 to $553,000 at June 30, 2004 from $600,000 at December 31, 2003.

On May 6, 2004, Community Bancshares, Inc. established a line of credit with a commercial bank in the amount of $3,000,000. The rate on any used portion of the line of credit will be prime plus 50 basis points. It will mature on May 1, 2009, and only interest is due for two years with principal payments to begin thereafter. At June 30, 2004, there was no balance outstanding on the line of credit.

Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and, since 1999, has been approved to borrow up to $38.0 million under the FHLBA’s “Convertible Advance Program.” As of June 30, 2004, Community Bank had borrowed the entire $38.0 million available under this program. These borrowings accrue interest at a fixed rate of 5.93% per annum and have a final maturity of March 1, 2010. These borrowings are subject to a call feature upon every quarterly payment date during the life of the obligation. The first call date for this advance was March 1, 2001, and the advance has not been called to date. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan and investment portfolios. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA. The Company’s FHLBA long-term debt remained constant at $38.0 million for both June 30, 2004 and December 31, 2003 while other long-term debt decreased $3.2 million, or 100.0%, to a zero balance at June 30, 2004, from $3.2 million at December 31, 2003. This decrease resulted from the pay-off of the loan to the Company’s ESOP which was guaranteed by the Company and thus recorded as debt on the Company’s balance sheet and the pay-off of a subordinated promissory note in the total aggregate amount of $1.4 million to Mr. Jeffrey K. Cornelius.

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

As of June 30, 2004, the aggregate deferred interest payments owed by the Company on the trust preferred securities and the debentures totaled approximately $3.5 million. In accordance with the terms of the indenture, the Company is restricted, during any period of time that the Company has deferred interest payments due upon the debentures, from paying dividends to the Company’s stockholders or making payments on any debt that is junior to the debentures.

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

The Company adopted FIN 46 as of March 31, 2004. As a result, the Company deconsolidated its special purpose trust which was formed for the issuance of trust preferred securities to outside investors, because it does not absorb a majority of the expected losses or residual returns of the trusts. The trust was previously consolidated because it is controlled by the Company through a majority voting interest. The effect of such deconsolidation, as portrayed in the table below, was:

•	to remove the trust preferred securities from the consolidated statement of condition;

•	to recognize the Company’s junior subordinated debt obligation to the special purpose trust; and

•	to recognize the Company’s equity investment in the common stock of the special purpose trust.

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

The Company’s loan to the ESOP bears interest at a floating rate at the prime rate of interest. As of June 30, 2004, the interest rate on the note was 4.0%. Principal and interest payments on the ESOP loan are due monthly through November 16, 2010, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan and to make cash distributions to eligible participants. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans”, employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at June 30, 2004, was $1.7 million.

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

Mr. Kennon R. Patterson, Sr., whose employment with the Company terminated in January 2003, has demanded to receive from the ESOP a total of approximately $298,000, representing the total amount accrued by Mr. Patterson during his participation in the ESOP. To enable the ESOP to make these lump sum cash payments, the Company could be required to contribute cash to the ESOP in addition to its ongoing requirement to make contributions to service the ESOP debt. The Company has evaluated its obligations to Mr. Patterson in light of Mr. Patterson’s indictment and the requirements of law applicable to ESOPs and as a result on March 15, 2004, the ESOP and the ESOP trustee, North Star Trust Company, filed suit in the United States District Court for the Northern District of Alabama against Kennon R. Patterson, Sr. In the lawsuit, the ESOP seeks damages for alleged breaches of fiduciary duty by Mr. Patterson, and both the ESOP and the trustee seek a declaratory judgment that the ESOP has a right of set-off against Mr. Patterson’s account in the ESOP, and the ESOP is not required to make a distribution of funds to Mr. Patterson.

The Company has also evaluated its obligations to Mr. Patterson under a supplemental nonqualified retirement plan and as a result has denied his request for payment of benefits under the plan. We anticipate our denial to be challenged by Mr. Patterson and therefore have not removed the accrued liability for the benefit from the Company’s consolidated balance sheet. The portion of the liability attributable to Mr. Patterson is approximately $1.7 million and is included in “other liabilities” on the Company’s consolidated balance sheet. If it is determined the Company is not obligated for this payment, the liability will be reduced to zero and recorded as an increase to net income. If it is determined that the Company must pay the benefit, there will be no effect on net income, but cash out flows will increase as the liability will be reduced each month as benefit payments are made. We do not expect to have a determination on this matter until at least 2005. Please also see Note 10 in the unaudited notes to consolidated financial statements included in this report.

On June 24, 2004, at the annual meeting of stockholders, Mr. Patterson was removed as a director of the Company.

Liquidity

The following is a discussion of cash flows. The Company experienced an approximate $9.8 million decrease in cash and cash equivalents during the first six months of 2004, due primarily to cash flows used by financing activities as the Company experienced reductions in certificates of deposit and paid off certain long-term debt. Cash used by operating activities was $0.5 million, compared to cash provided by operating activities of $3.9 million for the six month period ended June 30, 2003. Investing activities provided cash of $0.5 million, resulting mostly from proceeds of sales, calls, and paydowns of securities net of purchases of securities and principal collections on loans. The Company used $9.8 million of cash and cash equivalents in financing activities during the first six months of 2004, compared to $9.5 million for financing activities during the first six months of 2003. Certificates of deposits decreased $16.7 million during the first six months of 2004, which was slightly offset by increases in cash from the growth of demand deposits, NOW deposits, and other savings deposits totaling $2.0 million, and further offset by a cash increase of $7.9 million as a result of the issuance of common stock. The Company also used $2.9 million to pay off certain long-term debt.

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

In addition to debt service, as described above, the Company also will expend capital to settle, resolve and pay legal and other professionals to assist it in defending against, the litigation to which it presently is subject, as described above in Note 10 to the Company’s unaudited consolidated financial statements included in this Report. The Company also may apply cash to maintain and improve capital levels at the parent company and at each subsidiary, as described below under “— Capital Resources.” The Company also may use cash if it determines to review and possibly sell any of its branches that do not contribute to the Company’s improved operations, or as it resolves its non-performing assets.

Capital Resources

The Company’s total stockholders’ equity at June 30, 2004 was 7.64% of total assets, as compared to 6.32% at December 31, 2003. This increase is primarily the result of the Company’s recent completion in the first quarter of 2004 of a private placement of its common stock. See Note 7 to the Company’s unaudited consolidated financial statements included in this Report.

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

The Company’s Tier 1 Capital, including the $10.0 million guaranteed preferred beneficial interest in the Company’s junior subordinated deferrable interest debentures issued in connection with the Company’s trust preferred securities offering, totaled $52.5 million at June 30, 2004, compared to $44.1 million at December 31, 2003. Tier 1 Capital plus Tier 2 Capital components are referred to as Total Risk-Based Capital, which was equal to $56.7 million at June 30, 2004, as compared to $48.4 million at year-end 2003.

The Company’s Tier 1 and Total Risk-Based Capital ratios were 15.83% and 17.10%, respectively, at June 30, 2004, compared to 13.23% and 14.52%, respectively, at year-end 2003. At June 30, 2004, both Tier 1 and Total Risk-Based Capital of the Company exceeded the regulatory minimum ratios of 4.0% and 8.0%, respectively.

The Company’s Tier 1 leverage ratio was 9.43% and 7.96% at June 30, 2004 and December 31, 2003, respectively. As described below under “– Regulatory Restrictions,” the Company is currently required by its regulators to maintain a minimum Tier 1 leverage ratio of 6.50%. The Company was in compliance with that requirement at June 30, 2004.

The Bank is required to maintain a Tier 1 capital ratio of at least 7.0% pursuant to a “Safety and Soundness Compliance Plan” issued by the FDIC and the Alabama State Banking Department, as further described below under “– Regulatory Restrictions.”

The following table shows both the Company’s and the Bank’s regulatory total risk based capital and Tier 1 capital amounts and ratios as of June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk based capital
(to risk weighted assets):
Consolidated	$56,689	17.10%	$48,423	14.52%
Community Bank	49,751	15.13	46,919	14.10
Tier 1 capital
(to risk weighted assets):
Consolidated	52,468	15.83	44,127	13.23
Community Bank	45,564	13.86	42,633	12.81
Tier 1 capital
(to quarterly average assets):
Consolidated	52,468	9.43	44,127	7.96
Community Bank	45,564	8.26	42,633	7.72

FDIC Insurance Assessments

The Bank’s deposits are insured by the FDIC’s Bank Insurance Fund, or “BIF,” and the Bank is subject to FDIC Insurance Assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured depository institutions. Each financial institution is assigned to one of three capital groups - “well capitalized,” “adequately capitalized” or “undercapitalized” - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

The FDIC’s deposit insurance assessment schedule continues to range from zero to 27 basis points per annum, and has remained unchanged since 2001. The FDIC also collects Financing Corporation (“FICO”) deposit assessments. The FICO assessments are set quarterly and ranged from 1.52 to 1.68 basis points in 2003, and have remained unchanged from 1.54 basis points for the first quarter of 2004 to the second quarter of 2004.

During the six months ended June 30, 2003, the Bank paid approximately $430,000 in total deposit premiums and paid approximately $414,000 of total deposit insurance premiums through June 30, 2004.

Regulatory Restrictions

The Company and the Bank presently are subject to a number of restrictions that have been imposed by their regulators under four separate orders summarized as follows.

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

The Company believes that it was in compliance in all material respects at June 30, 2004 with the MOU, as amended.

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

The Safety and Soundness Compliance Plan is still in effect, and detailed quarterly progress reports continue to be made to the Company’s regulators. The Company believes it was in compliance at June 30, 2004 in all material respects with the Plan.

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

On June 9, 2004, the Alabama State Banking Department issued a supplement to the cease and desist order which acknowledges that Community Bank’s board of directors has completed its investigation into construction payments and has substantially completed its review of professional service bills. The supplement requires that Community Bank’s board of directors maintain certain actions and procedures which it has taken and implemented concerning loans to insiders and recovery of amounts due to the bank, which actions and procedures the board of directors has taken and implemented.

The Company believes that it was in compliance at June 30, 2004 in all material respects with this cease and desist order as revised by the supplement.

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

The Company believes that it was in compliance at June 30, 2004 in all material respects with all provisions of the Order and the only on-going requirement relates to loans to former executive officers and directors.

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

FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Bank had no brokered deposits as of June 30, 2004.

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

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2004 and 2003

General

Net income for the six month period ended June 30, 2004 was $0.3 million representing a basic earnings per share of $0.04. Diluted earnings per share was $0.03 for the six months ended June 30, 2004. As compared to the net loss of $3.1 million, or $(0.66) per share both basic and diluted for the six month period ended June 30, 2003, this is an increase in net income of $3.4 million. Again, positive results have resulted as provision for loan losses and noninterest expenses have greatly improved with partial offsets from both declining net interest income and noninterest income.

The Company’s net income for the three months ended June 30, 2004 was $0.2 million representing a $2.7 million increase from net loss of $2.5 million for the same period in 2003. Net income for the three months ended June 30, 2004, represented $0.03 earnings per share on both a basic and diluted basis compared to a $0.55 loss per share during the three months ended June 30, 2003. The increase in earnings were due to decreases in provision for loan losses and noninterest expenses, but were partially offset by decreases in net interest income and noninterest income.

Net Interest Income

Net interest income represents the difference between the interest earned by the Company on its assets and the cost born by the Company on its interest-bearing liabilities. For the six months ended June 30, 2004, the Company’s net interest income before its provision for loan losses was $9.4 million. Net interest income, before provision for loan losses, decreased approximately $0.5 million, or 5.1%, from $9.9 million for the same period of 2003. The decrease in net interest income was primarily due to the decrease in revenues related to interest-earning assets because of lower yields on and smaller volumes of interest-earning assets. Revenues from interest-earning assets of the Company decreased $1.6 million, or 9.2%, to $15.7 million for the six months ended June 30, 2004 from $17.3 million for the same period in 2003. Average earning assets outstanding during the first six months of 2004 were $486.4 million, which represents a decrease of $11.8 million, or 2.4%, from $498.2 million from the first six months of 2003. The Company’s volume of interest-earning assets decreased due to reductions in outstanding loans as well as the decline in funds available for investing, which, in turn, was partially due to the Company’s intentional reduction in higher priced deposits. In addition, and adding to the decrease in net interest income, the Company’s yield on its average earning assets decreased 56 basis points to 6.46% for the first six months of 2004, compared to 7.02% for the same period of 2003. The decrease in yield was related to the Company’s decline in its loan volume, as loans generally earn higher yields than investment securities, and was also attributable to the Company’s investment of excess funds in securities due to lack of loan volume.

Interest expense for the six months ended June 30, 2004 was $6.3 million, a decrease of $1.2 million, or 16.0%, from its interest expense of $7.5 million for the corresponding period of 2003. This decrease occurred due to a decline in rates paid on and volume of interest-bearing liabilities. Average interest-bearing liabilities during the first six months of 2004 were $449.5 million, which represents a decrease of $7.9 million, or 1.7%, from $457.4 million for the same period of 2003. The volume of interest-bearing liabilities decreased due partially to the Company’s intent to not seek higher priced deposits as it tries to establish more profitable and long lasting relationships with its customers. The rate paid by the Company on average interest-bearing liabilities decreased 50 basis points to 2.80% for the six month period ended June 30, 2004, compared to 3.30% for the first six months of 2003.

The Company’s net interest margin for the six months ended June 30, 2004 decreased 12 basis points to 3.87%, from 3.99% for the six months ended June 30, 2003, due to the decrease in net interest income. Net interest margin is computed by dividing net interest income by average interest-earning assets. This ratio represents the difference between the average yield returned on average interest-earning assets and the average rate paid on funds used to support those interest-earning assets, including both interest-bearing and noninterest-bearing sources.

The Company’s net interest spread for the six months ended June 30, 2004 decreased 6 basis points to 3.66%, from 3.72% for the six months ended June 30, 2003, as the average cost of interest-bearing sources of funds decreased 50 basis points while the average yield on interest-earning assets decreased 56 basis points. Net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The Company has also experienced declines in its net interest margin and net interest spread with the continued increase in nonearning assets as a result of higher nonaccrual loans and other real estate owned.

Net interest income before provision for loan losses for the three months ended June 30, 2004 was $4.7 million as compared to $4.8 million for the same period in 2003, representing a $0.1 million decrease. The annualized yield on average earning assets for the three month period ended June 30, 2004 was 6.39% while the rate paid on interest bearing liabilities was 2.77%, resulting in a net interest spread of 3.62%. The net interest margin for the three months ended June 30, 2004 was 3.83%.

Provision for Loan Losses and Allowance for Loan Losses

At June 30, 2004, the Company had an allowance for loan losses of $10.4 million which represented a decrease of $4.0 million, or 27.8%, from a December 31, 2003 allowance of $14.4 million. The provision for loan losses was $0.4 million and $3.6 million for the six months ended June 30, 2004 and 2003, respectively. Management continues to make provisions for current losses in the Company’s loan portfolio, as well as for any other deterioration identified, as it continues to evaluate the risks in its loan portfolio and to improve the overall credit quality of the Company. However, management has seen improvement in the quality of the Company’s loan portfolio and has provided for a decrease in the allowance for loan losses. As a percentage of total loans, net of unearned income, the allowance for loan losses at the end of the period was 3.37% at June 30, 2004, compared to 4.54% at December 31, 2003. Total loan charge-offs during the first six months of 2004 amounted to $5.3 million, $1.0 million of which was the result of write-downs arising from transfers of loans to held for sale. During the same period in 2003, total loan charge-offs were $2.4 million and were primarily comprised of consumer loans. Loan charge-offs exceeded recoveries by $4.4 million during the first six months of 2004, which represented an additional change of $2.2 million, from $2.2 million net for the same period during 2003.

Although charged off loans were relatively high during the first six months of 2004, the losses resulting from charged-off loans had been substantially reserved for by the end of 2003. As the losses were taken, resultant decreases occurred in the allowance for loan losses without additional negative impact on the provision for loan loss expense. Management believes that the Company’s allowance for loan losses at June 30, 2004 is adequate; however, due to the inherent subjectivity and uncertainty of determining the appropriate allowance for loan losses, the Company can give no assurance that additional losses may not occur or that additional or unforeseen provisions to the allowance for loan losses will not be necessary.

Provision for loan losses for the three months ended June 30, 2004, were $78,000 compared to $2.3 million for the same period in 2003. Although net charge-offs of $3.4 million were relatively high for the six months ended June 30, 2004, most of the losses related to charge-offs during the first quarter of 2004 and only $937,000 occurred during the three month period ended June 30, 2004. Quarterly net charge-offs annualized result in a ratio of net charge-offs to average loans, net of unearned income of 1.21%. Management is hopeful that future charge-off ratios will decline further below this level.

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

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level believed adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank’s Director of Risk Management and presented to the Board of Directors on a monthly basis. In addition, the Bank employed a qualified loan review specialist on April 12, 2004 who will be dedicated full-time to the loan review function, instead of engaging outside consultants for independent review of the loan portfolio which represented the Bank’s initial strategy in early 2004.

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

The following table summarizes the levels of the allowance for loan losses as of June 30, 2004 and 2003 as well as December 31, 2003:

	June 30,		December 31, 2003
	2004	2003
Allowance for loan losses at beginning of period	$14,358	$9,784	$9,784
Loans charged off:
Commercial, financial and agricultural	2,133	401	1,203
Consumer	1,078	1,650	3,439

Total loans charged off	5,260	2,421	7,271

Recoveries on loans previously charged off:
Commercial, financial and agricultural	409	49	60
Real estate - mortgage	61	10	26
Consumer	429	200	378

Total recoveries	899	259	464

Net loans charged off	4,361	2,162	6,807
Provision for loan losses	378	3,610	11,381

Allowance for loan losses at end of period	$10,375	$11,232	$14,358

Loans, net of unearned income, at end of period	$307,540	$326,405	$316,207

Average loans, net of unearned income, outstanding for the period	$308,122	$347,946	$330,941

	June 30,		December 31, 2003
	2004	2003
Ratios:
Allowance for loan losses to loans, net of unearned income, at end of period	3.37%	3.44%	4.54%
Allowance for loan losses at end of period to average loans, net of unearned income	3.37	3.23	4.34
Net charge-offs (annualized) to average loans, net of unearned income	2.83	1.24	2.06
Net charge-offs (annualized) to allowance for loan losses, at end of period	84.07	38.50	47.41

Noninterest Income

Noninterest income for the six months ended June 30, 2004 and 2003 was $3.3 million and $4.0 million, respectively. The decrease of $0.7 million, or 17.5%, was mostly due to a $0.5 million decline in net securities gains. Service charges on deposits increased $0.1 million, or 7.7%, to $1.4 million for the six months ended June 30, 2004. This increase is due to increased nonsufficient funds fees related to the Company’s recognition of increased income from its courtesy overdraft program that was implemented in December 2003. Insurance commissions increased $0.2 million to $1.3 million for the six months ended June 30, 2004 primarily from increased sales of credit life insurance at Community Credit. The decrease in other noninterest income of $0.3 million relates to a $0.1 million decrease in appraisal fee income as the result of the closing of Community Appraisals as well as other small miscellaneous decreases which occurred during 2004.

Noninterest income for the three months ended June 30, 2004 decreased $0.3 million, or 16.7%, to $1.5 million, from $1.8 million for the same period of 2003. Service charges on deposit accounts increased $29,000, or 4.1%, to $739,000 for the three month period ended June 30, 2004 from $710,000 in the same period of 2003. Again, this increase in service charges was the result of the Bank’s new courtesy overdraft program implemented in late 2003. The Company’s debt cancellation fees decreased $35,000 during the three months ended June 30, 2004, as compared to the same period of 2003, due to the Bank’s decision to no longer offer debt cancellation coverage to its customers. The Company experienced a negative side effect during 2004, due to rebates on early paid out loans that carried debt cancellation. Other operating income decreased $198,000 to $108,000 for the three month period ending June 30, 2004, from $306,000 for the same period in 2003. The Company recorded no net gains on the sale of investment securities during the three months ended June 30, 2004, compared to net gains on the sale of investment securities of $81,000 for the same period of 2003. The Company also experienced $34,000, or 5.9%, increase in its insurance commissions, attributable to the increased revenues from the Company’s subsidiary, Community Insurance Corp. which helped to partially offset other decreases in noninterest income.

Noninterest Expenses

Noninterest expenses for the six month period ended June 30, 2004, were $12.0 million resulting in a $2.3 million decline from $14.3 million for the same period in 2003. One primary component of noninterest expenses is salaries and benefits. For the six months ended June 30, 2004, salaries and benefits were down $0.5 million, or 7.6% to $6.1 million from $6.6 million for the same period in 2003. Salaries composed approximately $0.1 million of this decline related to general staff level reductions, while benefits declined approximately $0.4 million. Even with increases in health insurance costs, the Company has been able to reduce overall benefits costs by both freezing its defined benefit plan and implementing a 401(k) plan and recognizing reduced expenses in its ESOP plan. Occupancy expenses and furniture and equipment expenses both decreased, for the six months ended June 30, 2004, by $52,000 and $28,000, respectively even as the Company has devoted resources to much needed technological enhancements as it attempts to reduce unnecessary expenses related to items such as Company owned automobiles. Professional services expenses have declined $1.5 million to $0.8 million for the six months ended June 30, 2004. For the comparable period in 2003, these fees were $2.3 million, but during this period in 2003, the Company expensed in excess of $1.0 million to comply with the Cease and Desist Order between Community Bank and the Alabama State Banking Department. Foreclosed asset costs are down $0.1 million for the six month period ended June 30, 2004 from the same period in 2003 as the Company’s foreclosed asset balances have declined.

Noninterest expenses for the three months ended June 30, 2004 were $5.8 million, representing a $1.4 million, or 19.4%, decrease from noninterest expenses of $7.2 million for the same period in 2003. Salaries and employee benefits, decreased $0.3 million, or 9.1%, to $3.0 million for the three months ended June 30, 2004, from $3.3 million for the same period of 2003. The Company continues to maintain staff levels as efficiently as possible. Occupancy costs decreased by $64,000 or 11.0%, during the three months ended June 30, 2004, compared to the three months ended June 30, 2003. Furniture and equipment expenses for the three month period ended June 30, 2004 decreased $25,000, or 6.4%, to $363,000, from $388,000 for the same period of 2003. The Company’s insurance expense increased $18,000 to $306,000 for the three months ended June 30, 2004, from $288,000 for the same period in 2003. Director and committee fees decreased $26,000, or 26.8%, to $71,000 for the three months of 2004, from $97,000 for the three months of 2003. This decrease is the result of fewer meetings of the Company’s board of directors and committees, as the Company held a large number of meetings in 2003 to address ongoing litigation and various regulatory orders at the time. Other operating expenses remained relatively stable at $0.9 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively. The Company’s professional services expense decreased $1.1 million, or 92.3%, to $95,000 during the three months of 2004, compared to the three months of 2003. The reduction in professional services fees was the result of the Company being required to devote less attention and resources to ongoing litigation and regulatory matters. Although many of these matters are ongoing, they have been reduced in the aggregate, and the expenses associated with them have accordingly decreased. However, we do not expect professional service fees to remain as low as the three month period ended June 30, 2004 may indicate, as several pending matters may cause an increase in professional service fees.

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

The Company manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee, which is referred to as “ALCO.” The ALCO meets periodically to monitor its interest rate risk exposure and implement strategies that might improve its balance sheet positioning and/or earnings. Management utilizes an Interest Rate Simulation model to estimate the sensitivity of the Company’s net interest income and net income to changes in interest rates of given magnitudes. Such estimates are based upon a number of assumptions for each scenario, including balance sheet growth, deposit repricing characteristics and prepayment rates. Because this model involves a number of estimates and assumptions, which are inherently uncertain and subject to change, the Company makes no assurance that the model is accurate or reliable, or that the results are meaningful or reflective of any actual results.

The estimated impact on the Company’s net interest income sensitivity over a one year time horizon at June 30, 2004 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Company’s estimates of how interest-bearing transaction accounts will reprice. Since the prime rate increased shortly after June 30, 2004, the analysis is shown considering this increase.

RATE SHOCK ANALYSIS

	-100 Basis Points	Level	+100 Basis Points
	(Dollars in thousands)
Prime rate	3.25%	4.25%	5.25%
Interest income	$30,202	$31,507	$32,472
Interest expense	11,865	12,741	14,021

Net interest income	$18,337	$18,766	$18,451

Dollar change from level	$(429)		$(315)
Percentage change from level	-2.29%		-1.68%

As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to decrease 1.68% and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 2.29%. These percent changes from a level rate scenario fall comfortably within the Company’s ALCO policy limit of +/-7.00%.

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

During the three months ended June 30, 2004, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Community Bank’s directors who alleged the construction overcharges also informed bank regulatory agencies and law enforcement authorities of their concerns. These agencies and authorities conducted their own investigations into this matter. Based on its findings, the FDIC issued restitution and/or removal orders against Kennon R. Patterson, Sr., former Chairman and Chief Executive Officer of the Company and Community Bank, and Larry Bishop, former Vice President of Community Bank. These regulatory actions are still pending at this time. The board of directors of Community Bancshares and the board of directors of Community Bank terminated Kennon R. Patterson, Sr. on January 27, 2003, and the board of directors of Community Bank terminated Larry Bishop on February 6, 2003. On October 29, 2003, the United States Department of Justice announced the filing of a 25-count indictment against Messrs. Patterson and Bishop, and a construction contractor, in connection with a scheme to divest Community Bank’s funds for Mr. Patterson’s personal benefit. On November 14, 2003, Mr. Patterson informed Community Bancshares that he was taking a leave of absence from Community Bancshares’ board of directors pending a resolution of the criminal charges against him. Mr. Patterson stated that he would not seek re-election to Community Bancshares’ board of directors if the criminal charges were not resolved prior to the expiration of his current term in 2005. On June 24, 2004, at the annual meeting of stockholders, Mr. Patterson was removed as a director of the Company. Community Bancshares and Community Bank continue to seek recovery of all amounts owed by Mr. Patterson to Community Bank.

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

On January 12, 2004, the bankruptcy proceeding filed by Mr. Patterson was dismissed without prejudice. Community Bancshares, Community Bank and the individual defendants moved to dismiss the adversary proceeding in bankruptcy filed against them by Mr. Patterson. That motion was granted on July 26, 2004.

Further, on March 15, 2004 the Employee Stock Ownership Plan, or “ESOP,” of Community Bancshares, together with the ESOP trustee, North Star Trust Company, filed suit in the United States District Court for the Northern District of Alabama against Mr. Patterson. In the lawsuit, the ESOP seeks damages for alleged breaches of fiduciary duty by Mr. Patterson, and both the ESOP and the trustee seek a declaratory judgment that the ESOP has a right of set-off against Mr. Patterson’s account in the ESOP, and the ESOP is not required to make a distribution of funds to Mr. Patterson. On July 7, 2004 the Court denied Mr. Patterson’s motion to dismiss the case. On or about July 23, 2004 Mr. Patterson filed a counterclaim seeking a judgment that he is entitled to benefits from the ESOP and declaratory and injunctive relief compelling the payment of such benefits. On July 26, 2004 the Court, at Mr. Patterson’s request, stayed discovery in the case pending Mr. Patterson’s trial on criminal charges.

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

On October 23, 2003 Community Bancshares and Community Bank filed counterclaims against Mr. Walker and Mr. Kelly seeking repayment of amounts paid to them as part of a severance arrangement and, in the case of Mr. Kelly, amount owed to Community Bank in connection with the two loans from Community Bank to Mr. Kelly.

Mr. Kelly and Mr. Walker each filed an amended complaint on or about April 20, 2004. The amended complaints add Mrs. Kelly and Mrs. Walker as parties plaintiff and allege that representations were made by the defendants to Mrs. Kelly and Mrs. Walker that the defendants would purchase their personal and jointly owned stock of the Company. The complaints assert that the defendants’ failure to purchase such stock constitutes promissory fraud, fraudulent misrepresentation, fraudulent suppression, negligence and/or wantonness. Mr. Walker’s amended complaint also seeks damages based on Community Bank’s refusal to accept a deed in lieu of foreclosure on Mr. Walker’s home. On June 15, 2004 Community Bank amended its counterclaim against Mr. Walker to recover a loan deficiency balance following Community Bank’s foreclosure on Mr. Walker’s home.

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

On April 16, 2004, Community Bancshares and Community Bank entered into a settlement agreement with the plaintiffs pursuant to which plaintiffs’ appeal in this lawsuit was withdrawn and the plaintiffs relinquished other asserted and unasserted claims against Community Bancshares and Community Bank. Subsequently, the individual defendants also entered into similar settlement agreements with the plaintiffs. The financial effects of the settlement are reflected in the reduction in the Company’s litigation contingency reserve.

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

During the fourth quarter of 2003, the Company commenced a private placement of its common stock, and, as of December 31, 2003, the Company had sold 2,151,553 shares of its common stock at a price of $5.35 per share, resulting in net proceeds of approximately $10.4 million. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock. The Company completed this offering on February 20, 2004, selling an additional 1,586,771 shares of its common stock for $7.9 million of additional net proceeds, resulting in the sale of a total of 3,738,324 shares for total net proceeds from the offering of $18.3 million.

The Series 2003 noncumulative preferred stock has a liquidation preference to the Company’s common stock equal to the aggregate purchase price of the 2,191,898 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $500,000. The Series 2003 noncumulative preferred stock has, among other things, the following designations:

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

The annual meeting of stockholders of the Company (the “Annual Meeting”) was held on Thursday, June 24, 2004, at which the following matters were voted upon by the stockholders of the Company:

I.	Election of Class II Directors

Glynn C. Debter and John J. Lewis, Jr. were elected to serve as Class II directors of the Company until the annual meeting of stockholders in 2007 or until their successors are elected and qualified. The vote with respect to such election was as follows:

Name	Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions or Broker Non-Votes
Glynn C. Debter	6,223,458	560,390
John J. Lewis, Jr.	6,216,468	567,380

The following directors continued in office following the Annual Meeting:

Name	Term Expires
Kenneth K. Campbell	2005
Patrick M. Frawley	2005
Roy B. Jackson	2006
Stacey W. Mann	2006
Jimmie A.Trotter	2006

II.	Removal of a Class III Director

Kennon R. Patterson, Sr. was removed as a Class III director of the Company. The holders of 6,498,659 shares, or approximately 95.8 % of the shares represented at the Annual Meeting, voted in favor of removal, holders of 44,692 voted against removal, and holders of 240,497 shares abstained.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Certificate of Incorporation, as amended and restated May 2000 (1).

3.2	Bylaws, as amended and restated October 23, 2003 (2).

4.1	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (3).

4.2	Form of Option Agreement by and between Community Bancshares, Inc. and each of Acadia Fund I, L.P., Riggs Qualified Partners, Endurance Partners (Q.P.), L.P., Endurance Partners, L.P., Spence Limited, L.P., and John D. Norcross (4).

4.3	Warrant Agreement, dated February 20, 2004, by and between Community Bancshares, Inc. and FIG Partners, L.L.C. (5).

10.1	Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April 12, 1994, effective January 1, 1995 (6) (*).

10.2	Subordinated Promissory Note, dated October 4, 1994, between Community Bancshares, Inc. as borrower and Jeffrey K. Cornelius as holder (7).

10.3	Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (8).

10.4	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (9).

10.5	Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (10).

10.6	Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (11).

10.7	Form of Amendment to Nonqualified Stock Option Agreement, between Community Bancshares, Inc. and grantee, dated December 12, 2000 (12) (*).

10.8	Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Kinney (13) (*).

10.9	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Jr., Loy McGruder, Kennon R. Patterson, Jr., Merritt Robbins, Robert O. Summerford, Jimmie Trotter and Kerri Newton dated December 18, 2001 (14) (*).

10.10	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (15) (*).

10.11	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (16) (*).

10.12	Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (17) (*).

10.13	Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (18) (*).

10.14	Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (19).

10.15	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Merritt Robbins, Robert O. Summerford and Jimmie Trotter dated July 19, 2002 (20) (*).

10.16	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (21) (*).

10.17	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003 (22) (*).

10.18	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003 (23) (*).

10.19	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003 (24) (*).

10.20	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003 (25) (*).

10.21	Form of Change in Control Agreement between Community Bancshares, Inc, and each of Kennon R. Patterson, Sr. and William H. Caughran, Jr. dated December 4, 1999 (26) (*).

10.22	Employment Agreement, dated March 28, 1996 by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (27) (*).

10.23	Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (28) (*)

10.24	Amendment Number 1 to the Community Bancshares, Inc. Benefit Restoration Plan (29) (*).

10.25	Amendment Number 2 to the Community Bancshares, Inc. Benefit Restoration Plan (30) (*).

10.26	Change in Control Agreement between Community Bancshares, Inc. and Stacey W. Mann (31) (*).

10.27	Change in Control Agreement between Community Bank and Patrick M. Frawley (32) (*).

10.28	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt M. Robbins and Jimmie Trotter dated January 27, 2004 (33) (*).

10.29	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 27, 2004 (34) (*).

10.30	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 27, 2004 (35) (*).

10.31	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 27, 2004 (36) (*).

10.32	Form of Cancellation of Stock Option Agreement dated January 27, 2004 between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (37) (*).

10.33	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (38) (*).

10.34	Promissory Note and Pledge Agreement, dated February 11, 2004, by and between the Community Bancshares, Inc. Employee Stock Ownership Plan and Community Bancshares, Inc. (39) (*).

10.35	Form of Amendment to Nonqualified Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and each of Patrick M. Frawley, Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, Kerri C. Kinney, John J. Lewis, Jr., Loy D. McGruder, Stacey W. Mann, Merritt M. Robbins and Jimmie Trotter (*).

10.36	Promissory Note, Loan Agreement and Security Agreement by and between Community Bancshares, Inc. and First Commercial Bank dated May 6, 2004.

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensation plan or arrangement.

(1)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(3)	Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(4)	Filed as Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(5)	Filed as Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(6)	Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(7)	Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(12)	Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

(14)	Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(15)	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(16)	Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(17)	Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(18)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(19)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(20)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(21)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(22)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(23)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(24)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(25)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(26)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(27)	Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference.

(28)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(29)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(30)	Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(31)	Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(32)	Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(33)	Filed as Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(34)	Filed as Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(35)	Filed as Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(36)	Filed as Exhibit 10.33 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(37)	Filed as Exhibit 10.34 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(38)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(39)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, the Company filed Current Reports on Form 8-K on the following dates and pertaining to the following items:

•	April 15, 2004: Press release announcing 2003 consolidated financial results.

•	April 16, 2004: Press release announcing settlement of all litigation with Bryan A. Corr, Sr. and other members of the Corr family.

•	June 24, 2004: Press release announcing results of 2004 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2004.

COMMUNITY BANCSHARES, INC.

August 13, 2004	By:	/s/ PATRICK M. FRAWLEY
Patrick M. Frawley
Chairman and Chief Executive Officer

August 13, 2004	By:	/s/ KERRI C. KINNEY
Kerri C. Kinney
Chief Financial Officer