Form 10-Q
period 2004-09-30
COMMUNITY BANCSHARES INC /DE/
filed 2004-11-12
CIK 752195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, there were 8,420,716 shares of the registrant’s common stock, $.10 par value per share, outstanding.

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

All written or oral statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. You should not place undue reliance on forward-looking statements, as they are inherently uncertain and speak only as of the date they were made. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which such statements otherwise are made.

PART 1

Item 1. Financial Statements.

Community Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$28,778,663	$30,370,220
Interest-bearing deposits in banks and federal funds sold	6,485,673	14,550,000

Cash and cash equivalents	35,264,336	44,920,220
Securities available for sale	141,919,571	156,270,593
Loans held for sale	—	1,821,221
Loans, net of allowance for loan losses of $10,052,575 and $14,357,624	306,698,111	301,849,451
Capitalized lease receivable	2,887,993	2,959,818
Accrued interest receivable	2,993,075	3,260,957
Premises and equipment, net	21,309,182	22,796,143
Goodwill and other intangible assets, net	2,385,961	2,445,524
Foreclosed assets	4,801,232	6,945,494
Other assets	16,824,639	15,285,190

Total assets	$535,084,100	$558,554,611

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$58,512,605	$56,255,701
Interest-bearing	372,517,170	397,689,888

Total deposits	431,029,775	453,945,589
Other short-term borrowings	342,042	600,000
FHLB long-term debt	38,000,000	38,000,000
Capitalized lease obligations	3,912,500	3,976,367
Other long-term debt	—	3,168,502
Trust preferred securities (Note 6)	—	10,000,000
Junior subordinated debt (Note 6)	10,310,000	—
Accrued interest payable	1,262,266	4,248,861
Other liabilities	6,573,296	9,297,672

Total liabilities	491,429,879	523,236,991
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock (par value $.10 per share; 200,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.10 per share; 20,000,000 shares authorized; 8,631,162 and 6,978,671 shares issued as of September 30, 2004 and December 31, 2003, respectively; 2,191,897 shares of which are exchangeable for preferred stock)	863,116	697,868
Additional paid-in-capital	48,807,812	40,996,918
Stock warrant outstanding	242,524	—
Treasury common stock, at cost (99,869 and 86,888 shares, as of September 30, 2004 and December 31, 2003, respectively)	(980,427)	(894,029)
Retained earnings (deficit)	(1,772,089)	(2,075,986)
Unearned ESOP common stock (110,577 and 123,111 shares as of September 30, 2004 and December 31, 2003, respectively)	(1,615,908)	(1,741,248)
Accumulated other comprehensive loss	(1,890,807)	(1,665,903)

Total stockholders’ equity	43,654,221	35,317,620

Total liabilities and stockholders’ equity	$535,084,100	$558,554,611

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,
	2004	2003
Interest income:
Loans, including fees	$6,345,294	$6,645,482
Interest on investment securities:
Taxable securities	1,381,696	924,482
Tax-exempt securities	70,572	83,578
Federal funds sold	19,132	39,622
Other	58,990	131,366

Total interest income	7,875,684	7,824,530

Interest expense:
Deposits	2,176,746	2,438,689
Short-term borrowings	906	814
FHLB long-term debt	575,868	575,870
Capitalized lease obligations	43,589	41,643
Junior subordinated debentures	325,038	306,522
Other long-term debt	—	61,710

Total interest expense	3,122,147	3,425,248

Net interest income	4,753,537	4,399,282
Provision for loan losses	344,770	1,864,539

Net interest income, after provision for loan losses	4,408,767	2,534,743
Noninterest income:
Service charges on deposits	749,816	594,493
Insurance commissions	667,776	597,911
Bank club dues	86,515	101,031
Debt cancellation fees	(13,668)	25,764
Securities gains, net	(44,302)	374,371
Other	118,083	119,653

Total noninterest income	1,564,220	1,813,223

Noninterest expense:
Salaries and employee benefits	3,143,251	3,444,171
Occupancy	636,941	564,741
Furniture and equipment	386,905	359,006
Insurance	311,296	349,345
Director and committee fees	80,478	118,350
Professional services	494,804	917,052
Foreclosed assets, net	55,644	447,054
Disposal or impairment of assets	87,586	58,553
Litigation, fraud or burglary	2,072	(867)
Other	698,134	1,330,368

Total noninterest expense	5,897,111	7,587,773

Income (loss) before income taxes	75,876	(3,239,807)
Income taxes	(56,595)	1,876,026

Net income (loss)	$19,281	$(1,363,781)

Earnings (loss) per share:
Basic	$—	$(0.29)
Diluted	$—	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Nine months ended September 30,
	2004	2003
Interest income:
Loans, including fees	$18,893,936	$21,025,694
Interest on investment securities:
Taxable securities	4,207,205	3,540,965
Tax-exempt securities	214,448	258,833
Federal funds sold	79,262	196,904
Other	169,184	145,620

Total interest income	23,564,035	25,168,016

Interest expense:
Deposits	6,521,101	7,985,237
Short-term borrowings	2,148	2,527
FHLB long-term debt	1,715,088	1,708,829
Capitalized lease obligations	122,535	126,804
Junior subordinated debentures	1,018,310	954,488
Other long-term debt	49,706	139,680

Total interest expense	9,428,888	10,917,565

Net interest income	14,135,147	14,250,451
Provision for loan losses	722,442	5,475,019

Net interest income, after provision for loan losses	13,412,705	8,775,432
Noninterest income:
Service charges on deposits	2,151,951	1,915,315
Insurance commissions.	1,948,704	1,734,497
Bank club dues	269,087	312,394
Debt cancellation fees	(45,168)	74,331
Securities gains, net	193,690	1,102,967
Other	371,307	651,133

Total noninterest income	4,889,571	5,790,637

Noninterest expense:
Salaries and employee benefits	9,261,481	10,083,128
Occupancy	1,756,770	1,736,461
Furniture and equipment	1,114,296	1,114,004
Insurance	909,549	930,544
Director and committee fees	269,400	337,967
Professional services	1,247,986	3,185,481
Foreclosed assets, net	483,081	979,958
Disposal or impairment of assets	190,419	95,435
Litigation, fraud or burglary	23,837	38,350
Other	2,643,839	3,337,765

Total noninterest expense	17,900,658	21,839,093

Income (loss) before income taxes	401,618	(7,273,024)
Income taxes	(97,721)	2,818,928

Net income (loss)	$303,897	$(4,454,096)

Earnings (loss) per share:
Basic	$0.04	$(0.96)
Diluted	$0.04	$(0.96)

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine months ended September 30, 2003 and 2004

	Shares of Common Stock Issued	Common Stock	Additional Paid in Capital	Stock Warrant Outstanding	Treasury Common Stock	Retained Earnings	Unearned ESOP Common Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	4,810,089	$481,009	$30,806,862	$—	$(441,768)	$11,023,961	$(1,999,858)	$440,750	$40,310,956
Comprehensive income:
Net loss during period	—	—	—	—	—	(4,454,096)	—	—	(4,454,096)
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	(2,229,700)	(2,229,700)

Total comprehensive loss									(6,683,796)

Common stock issued in lieu of cash paid for directors’ fees at $7.00 per share	17,030	1,703	117,514	—	—	—	—	—	119,217
Release of ESOP common stock	—	—	(57,835)	—	—	—	192,780	—	134,945
Treasury common stock acquired	—	—	—	—	(452,261)	—	—	—	(452,261)

Balance at September 30, 2003	4,827,119	$482,712	$30,866,541	$—	$(894,029)	$6,569,865	$(1,807,078)	$(1,788,950)	$33,429,061

Balance at December 31, 2003	6,978,672	$697,868	$40,996,918	$—	$(894,029)	$(2,075,986)	$(1,741,248)	$(1,665,903)	$35,317,620
Comprehensive income:
Net income during period	—	—	—		—	303,897	—	—	303,897
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—		—	—	—	(224,904)	(224,904)

Total comprehensive income									78,993

Issuance of common stock at $5.35 per share	1,586,771	158,676	8,330,549	—	—	—	—	—	8,489,225
Common stock issuance costs	—	—	(825,844)	242,524	—	—	—	—	(583,320)
Common stock issued in lieu of cash paid for directors’ fees at $5.35 per share	20,719	2,072	108,478	—	—	—	—	—	110,550
Common stock issued for stock options exercised	45,000	4,500	236,250	—	—	—	—	—	240,750
Release of ESOP common stock	—	—	(38,539)	—	—	—	125,340	—	86,801
Treasury common stock acquired	—	—	—	—	(86,398)	—	—	—	(86,398)

Balance at September 30, 2004	8,631,162	$863,116	$48,807,812	$242,524	$(980,427)	$(1,772,089)	$(1,615,908)	$(1,890,807)	$43,654,221

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$303,897	$(4,454,096)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	722,442	5,475,019
Depreciation and amortization	1,224,166	1,317,228
Net amortization of securities	727,414	828,729
Deferred tax expense	2,990,664	(929,822)
Realized investment security gains	(193,690)	(1,102,967)
(Gain) loss on sale or impairment of premises and equipment	(20,479)	20,409
Realized losses on foreclosed assets	483,296	979,958
Decrease in accrued interest receivable	267,882	962,449
Increase in accrued interest payable	(2,986,595)	293,490
Other	(6,593,554)	194,267

Net cash (used) provided by operating activities	(3,074,557)	3,584,664

Investing activities:
Proceeds from sales, calls and pay downs of securities available for sale	64,418,271	107,845,745
Proceeds from maturity of securities available for sale	—	18,200,000
Purchase of securities available for sale	(50,975,811)	(139,680,392)
Loan originations and principal collections, net	(5,200,307)	33,765,837
Proceeds from sale of premises and equipment	914,969	94,885
Additions to premises and equipment	(572,132)	(569,575)
Net proceeds from sale of foreclosed assets	3,179,568	1,615,962

Net cash provided by investing activities	11,764,558	21,272,462

Financing activities:
Net increase in demand deposits, NOW accounts, savings and time open deposit accounts	15,899,376	23,120,925
Net decrease in certificates of deposit	(38,815,190)	(42,638,846)
Net decrease in short-term borrowings	(257,958)	(1,230,584)
Decrease in capitalized lease obligations	(63,867)	(59,687)
Repayment of long-term debt	(3,168,502)	(304,350)
Issuance of common stock, net of transaction costs	8,146,655	—
Purchase of common stock into treasury	(86,399)	—

Net cash used in financing activities	(18,345,885)	(21,112,542)

Net change in cash and cash equivalents	(9,655,884)	3,744,584
Cash and cash equivalents, beginning of period	44,920,220	40,206,613

Cash and cash equivalents, end of period	$35,264,336	$43,951,197

Supplemental cash flow disclosures:
Interest paid on deposits and borrowed funds	$12,415,482	$10,624,075
Schedule of non-cash investing and financing activities:
Foreclosure of other real estate owned	1,813,068	6,426,542
Loan charge-offs, net of recoveries	5,027,491	3,199,753
Treasury stock acquired through debts previously contracted	86,399	452,261
Deconsolidation of special purpose trust (Note 6):
Recognition of the equity investments in the special purpose trust	310,000	—
Removal of the special purpose trust preferred securities	10,000,000	—
Recognition of the junior subordinated debt in the special purpose trust	10,310,000	—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 – General

The unaudited consolidated financial statements include the accounts of Community Bancshares, Inc. (“Community Bancshares”) and its wholly-owned subsidiaries, which, together with Community Bancshares, are hereinafter referred to collectively as the “Company.” The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Securities and Exchange Commission’s (the “Commission” or the “SEC”) Quarterly Report on Form 10-Q and Article 10 of the Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”).

Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or stockholders’ equity.

Note 2 – Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure used for business purposes that has: (a) an insufficient amount of equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (b) a group of equity holders that lack the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; or (c) a group of equity holders who are not obligated to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. FIN 46 requires a VIE to be consolidated by an investor company if the investor company, regardless of voting interests, is subject to a majority (greater than 50%) of the risk of the expected losses from the VIE’s activities or is entitled to receive a majority (greater than 50%) of the VIE’s expected residual returns or both. Prior to FIN 46, a partially-owned entity was only consolidated into the investor company’s consolidated financial statements if it was controlled by the investor company through voting interests.

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

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) 105, “Application of Accounting Principles to Loan Commitments,” which addresses certain issues regarding the accounting for and disclosure of loan commitments relating to the origination of mortgage loans that will be held for resale. Such commitments are considered derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149, and are therefore required to be recorded at fair value. SAB 105 stipulates that, in recording those commitments, no consideration should be given to any expected future cash flows related to the associated servicing of the future loan. SAB 105 further stipulates that no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. SAB 105 requires disclosure of accounting policies for loan commitment derivatives, including methods and assumptions used to estimate fair value and any associated economic hedging strategies. The provisions of SAB 105 are effective for loan commitment derivatives that are entered into after March 31, 2004 and have not had a material impact on the Company’s financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary and Its Application to Certain Investments. The Issue applies to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). Issue 03-1 outlines a three-step model for assessing other-than-temporary impairment. The model involves first determining whether an investment is impaired, then evaluating whether the impairment is other-than-temporary, and if it is, recognizing an impairment loss equal to the difference between the investment’s cost and its fair value. The model was to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. However, in September 2004 the FASB staff issued

FASB Staff Position (“FSP”) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in Issue 03-1. The guidance for analyzing securities for impairment will be effective with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance of Issue 03-1 remains effective and requires quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 and SFAS No. 124 for the first annual reporting period ending after December 15, 2003. In addition, disclosures related to cost method investments are effective for annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required.

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

Earnings per common share have been computed based on the following:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$19,281	$(1,363,781)	$303,897	$(4,454,096)
Less: preferred stock dividends	—	—	—	—

Net income (loss) applicable to common stock	$19,281	$(1,363,781)	$303,897	$(4,454,096)

Weighted average number of common shares outstanding	8,415,375	4,669,789	8,215,216	4,652,012
Effect of dilutive options	97,065	—	99,334	—

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,512,440	4,669,789	8,314,550	4,652,012

No dividends were declared during the nine month periods ended September 30, 2004 or 2003.

Note 4 – Stock Based Compensation

The Company occasionally grants stock options to purchase the Company’s common stock to officers and directors. The options have been granted at a strike price equivalent to the deemed current fair value of the Company’s common stock on the grant date and have a maximum term of five years. Vesting traditionally has been immediate. As of September 30, 2004, the Company had outstanding options held by its officers and directors to purchase an aggregate of 1,477,000 shares of the Company’s common stock. On February 20, 2004, upon the closing of its private placement of common stock, the Company became obligated to issue to the placement agent in that offering a warrant (the “Warrant”) to purchase 140,187 shares of the Company’s common stock at an exercise price of $5.89. The warrant expires on February 20, 2008, and until that date, may be exercised either in cash or pursuant to “cashless exercise.”

The following tables set forth certain information regarding stock options as well as the warrant discussed above for the nine months ended September 30, 2004:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2003	932,500	$8.12
Granted, nine months ended September 30, 2004.	877,687	5.47
Exercised, expired or cancelled, nine months ended September 30, 2004.	(193,000)	9.93

Balance, September 30, 2004	1,617,187	6.47

Exercise Prices	Options Issued	Expiration Date	Options Exercisable
Options with exercise price of $5.35	577,500	2009	577,500
Options with exercise price of $5.50	50,000	2009	50,000
Options with exercise price of $7.00	10,000	2009	10,000
Options with exercise price of $7.05	5,000	2009	5,000
Warrant with exercise price of $5.89	140,187	2008	140,187
Options with exercise price of $7.00	599,000	2008	599,000
Options with exercise price of $7.00	142,500	2007	142,500
Options with exercise price of $10.00	88,000	2006	88,000
Options with exercise price of $18.00	5,000	2005	5,000

Total outstanding, September 30, 2004	1,617,187		1,617,187

The Company permits option holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through option exercise. This technique results in an increase in the number of shares outstanding with little or no increase in capital account balances. No option-holders tendered shares during the nine month period ended September 30, 2004 under this scenario.

The Company accounts for its stock based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Generally, stock based compensation expense is not reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company has recorded the Warrant to purchase 140,187 shares of the Company’s common stock, which was issued at the fair value of the Company’s common stock, using the Black-Scholes model to determine a fair value of $1.73 per share. Since the warrants were issued as compensation for services rendered for the common stock issuance, the charge for the options resulted in a decrease to additional paid in capital of $242,524.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$19,281	$(1,363,781)	$303,897	$(4,454,096)
Deducts:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9,438)	(717,466)	(974,308)	(887,795)

Pro forma net loss	$9,843	$(2,081,247)	$(670,411)	$(5,341,891)

Basic earnings (loss) per share:
As reported	$—	$(0.29)	$0.04	$(0.96)
Pro forma	—	(0.45)	(0.08)	(1.15)
Diluted earnings (loss) per share
As reported	—	(0.29)	0.04	(0.96)
Pro forma	—	(0.45)	(0.08)	(1.15)

The weighted average fair values of options granted to officers and directors during the first nine months of 2004 and 2003 and used above for pro forma disclosures were $2.15 and $2.11 per share, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2004	2003
Dividend yield	0%	0%
Expected volatility	.403	.283
Risk free interest rate	3.17%	3.26%
Expected life (in years)	5	5

Note 5 – On Balance Sheet Derivatives Instruments and Hedging Activities

Accounting for Derivative Instruments and Hedging Activities

The following table presents the notional value and carrying value amounts of the Company’s derivative positions held for hedging purposes at both September 30, 2004 and December 31, 2003. This derivative position was executed in the over-the-counter market.

	September 30, 2004		December 31, 2003
	Notional Value	Carrying Value	Notional Value	Carrying Value
Fair Value Hedges:
Interest rate swap agreement	$20,000,000	$(102,000)	$20,000,000	$—

Interest-Rate Risk

The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair Value Hedges

The Company has entered into an interest rate swap to convert fixed rate long-term debt to floating rate debt. The critical terms of the interest rate swap matches the terms of the corresponding fixed rate long-term debt. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. There were no fair-value hedging gains or losses as a result of hedge ineffectiveness, recognized for the nine month period ended September 30, 2004 and 2003. The Company recognized a decrease to interest expense of $238,250 for the nine months ended September 30, 2004 related to its interest rate swap accounted for as a fair value hedge. At September 30, 2004, the interest rate swap had a negative carrying value of $102,000 and a remaining term of 2.6 years. Fluctuations in the fair value of derivatives contracts are typically attributable to market risk, since credit risk is minimal because the Company deals only with high-quality counterparties. The Company was not a party to any interest rate swaps during the first nine months of 2003.

Note 6 – Variable Interest Entities

The Company adopted FIN 46 as of March 31, 2004. As a result, the Company deconsolidated its special purpose trust which was formed for the issuance of trust preferred securities to outside investors, because the Company does not absorb a majority of the expected losses or residual returns of the trusts. The trust was previously consolidated because it is controlled by the Company through a majority voting interest. The effect of such deconsolidation, as portrayed in the table below, was 1) to remove the trust preferred securities from the consolidated balance sheet; 2) to recognize the Company’s junior subordinated debt obligation to the special purpose trust; and 3) to recognize the Company’s equity investment in the common stock of the special purpose trust. The junior subordinated debt obligation and equity investment was previously eliminated in consolidation. The equity investment, totaling $310,000, represents the Company’s maximum exposure to loss as a result of its involvement with the special purpose trust. The adoption of FIN 46 had no impact on the Company’s net income or earnings per share.

The following is a summary of the impact of the adoption of FIN 46 as it related to the Company’s September 30, 2004 consolidated balance sheet:

	Balance Prior to Adjustment	Adjustments for FIN 46	Adjusted Balance
Other assets	$16,514,639	$310,000	$16,824,639
Trust preferred securities	10,000,000	(10,000,000)	—
Junior subordinated debentures	—	10,310,000	10,310,000

Note 7 – Issuance of Common Stock

During the first quarter of 2004, the Company completed a private placement of its common stock, and upon its completion, the Company had sold a total of 3,738,324 shares of its common stock at a price of $5.35 per share, resulting in total net proceeds of approximately $18.3 million, of which 1,586,771 shares for net proceeds of $7.9 million were sold during the first quarter of 2004. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, an option to exchange, by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock.

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

The complete terms of the Series 2003 noncumulative preferred stock are set forth in the Certificate of Designation of the Series 2003 Noncumulative Preferred Stock of Community Bancshares, Inc., which the Company has filed with the Secretary of State of the State of Delaware as part of its Certificate of Incorporation, as well as with the SEC in its periodic reports.

Community Bank has advisory director boards established in the various markets it serves. These advisory directors are given the option to receive their fees in cash or stock. Common stock issued in lieu of cash for advisory directors’ fees during the first nine months of 2004 was 20,720 shares at a fair market value of $110,550 on the issue date. Directors’ fees are accrued when incurred and the aggregate fair market value of the shares issued is charged to accrued Directors’ fees when issued.

During the quarter ended September 30, 2004, 45,000 stock options were exercised at a grant price of $5.35 per share, resulting in an increase to total stockholders’ equity of $240,750.

Note 8 – Pension Plan

Components of the Company’s pension plan and benefit restoration plan net periodic benefit cost as of September 30, 2004 are as follows:

	Pension Plan	Benefit Restoration Plan
Interest cost on earned benefit obligations	$265,253	$102,079
Estimated return on plan assets	(274,874)	—
Amortization of net experience loss	11,844	—

Net periodic benefit cost	$2,223	$102,079

The Company was required to contribute, and has contributed, $783,061 and $829,866 to the pension plan during 2004 and 2003, respectively.

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

The Company’s loan to the ESOP bears interest at a floating rate at the prime rate of interest. As of September 30, 2004, the interest rate on the ESOP note was 4.75%. Principal and interest payments on the ESOP note are due monthly through November 16, 2010, with the remaining principal and interest, if any, due upon that date. The ESOP note may be prepaid in whole or in part without penalty under the note agreement. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP note and to make cash distributions to eligible participants. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable and the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at September 30, 2004, was $1,603,175.

During the second quarter of 2004, the Company paid off in full a 20 year, subordinated installment capital note due to Mr. Jeffrey K. Cornelius on October 1, 2014 that was bearing interest at the fixed annual rate of 7.0%. The balance of this note at December 31, 2003 was $1,410,211.

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

Community Bank’s directors who alleged the construction overcharges also informed bank regulatory agencies and law enforcement authorities of their concerns. These agencies and authorities conducted their own investigations into this matter. Based on its findings, the FDIC issued restitution and/or removal orders against Kennon R. Patterson, Sr., former Chairman and Chief Executive Officer of the Company and Community Bank, and Larry Bishop, former Vice President of Community Bank. These regulatory actions are still pending at this time. The board of directors of Community Bancshares and the board of directors of Community Bank terminated Kennon R. Patterson, Sr. on January 27, 2003, and the board of directors of Community Bank terminated Larry Bishop on February 6, 2003. On October 29, 2003, the United States Department of Justice announced the filing of a 25-count indictment against Messrs. Patterson and Bishop, and a construction contractor, in connection with a scheme to divest Community Bank’s funds for Mr. Patterson’s personal benefit. On November 14, 2003, Mr. Patterson informed Community Bancshares that he was taking a leave of absence from Community Bancshares’ board of directors pending a resolution of the criminal charges against him. Mr. Patterson stated that he would not seek re-election to Community Bancshares’ board of directors if the criminal charges were not resolved prior to the expiration of his current term in 2005. On June 24, 2004, at the Company’s 2004 annual meeting of stockholders, Mr. Patterson was removed as a director of the Company. Community Bancshares and Community Bank continue to seek recovery of all amounts owed by Mr. Patterson to Community Bank.

Patterson Litigation I

Plaintiffs:	Kennon R. Patterson, Sr., Community Bancshares’ former Chairman, President and Chief Executive Officer

Defendants:	Community Bancshares, Community Bank, five of the directors of Community Bancshares and Community Bank, and Powell, Goldstein, Frazer and Murphy, LLP, as counsel to Community Bank’s Audit Committee

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

On January 12, 2004, the bankruptcy proceeding filed by Mr. Patterson was dismissed without prejudice. Community Bancshares, Community Bank and the individual defendants moved to dismiss the adversary proceeding in bankruptcy filed against them by Mr. Patterson. That motion was granted on July 26, 2004, and the adversary proceeding was dismissed.

Patterson Litigation II

Plaintiffs:	Community Bancshares, Inc. and Community Bank

Defendants:	Kennon R. Patterson, Sr., Community Bancshares’ former Chairman, President and Chief Executive Officer

On September 14, 2004, Community Bancshares and Community Bank filed suit against Mr. Patterson in the Circuit Court of Blount County, Alabama in order to pursue those claims which had been asserted against him as counterclaims in the adversary proceeding in bankruptcy. Community Bancshares’ and Community Bank’s complaint:

•	alleges that Mr. Patterson breached his employment agreement with Community Bancshares by failing to faithfully perform the duties assigned to him;

•	alleges that Mr. Patterson made fraudulent misrepresentations to, or suppressed material information from, Community Bancshares and Community Bank and/or their officers, directors and agents concerning his bankruptcy, the release of mortgages which Community Bank held on his house, and payments made by Community Bancshares and Community Bank to companies owned by Mr. Patterson and members of his family;

•	alleges that Mr. Patterson removed property belonging to Community Bancshares and Community Bank following the termination of his employment; and

•	alleges that Mr. Patterson breached a duty of loyalty and other fiduciary duties owed to Community Bancshares and Community Bank.

On October 18, 2004, Mr. Patterson filed an answer and counterclaim against Community Bancshares and Community Bank. Mr. Patterson’s counterclaim:

•	alleges that Community Bancshares breached its employment agreement with Mr. Patterson by terminating his employment;

•	alleges that Community Bancshares failed to pay to Mr. Patterson compensation and benefits of $2.4 million which had allegedly accrued prior to the termination of his employment;

•	alleges that Community Bank intentionally interfered with the employment contract between Mr. Patterson and Community Bancshares by instigating, promoting, assisting in and participating in the termination of Mr. Patterson’s employment agreement; and

•	alleges that Community Bancshares falsely represented to Mr. Patterson that his employment would not be terminated until Match 31, 2008.

Patterson Litigation III

Plaintiffs:	Community Bancshares, Inc. Employee Stock Ownership Plan (the “ESOP”) and North Star Trust Company, as Trustee of the ESOP

Defendants:	Kennon R. Patterson, Sr., Community Bancshares’ former Chairman, President and Chief Executive Officer

On March 15, 2004, the Employee Stock Ownership Plan, or “ESOP,” of Community Bancshares, together with the ESOP trustee, North Star Trust Company, filed suit against Mr. Patterson in the United States District Court for the Northern District of Alabama. The ESOP’s complaint:

•	alleges that Mr. Patterson breached his fiduciary duty to the ESOP by engaging in activities which adversely affected the value of the Community Bancshares stock held by the ESOP and concealing information with respect to those activities from other ESOP fiduciaries; and

•	seeks a declaratory judgment that Mr. Patterson is not entitled to a distribution of his accrued benefits in the ESOP and that such benefits may be held and used to offset the damages which the ESOP suffered as a result of Mr. Patterson’s alleged breach of fiduciary duty.

On July 7, 2004, the Court denied Mr. Patterson’s motion to dismiss the case. On or about July 23, 2004, Mr. Patterson filed a counterclaim seeking a judgment that he is entitled to benefits from the ESOP and declaratory and injunctive relief compelling the payment of such benefits. On July 26, 2004, the Court, at Mr. Patterson’s request, stayed discovery in the case pending Mr. Patterson’s trial on criminal charges.

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

On January 6, 2004, the Circuit Court of Blount County, Alabama disapproved a proposed settlement of the Benson and Packard derivative lawsuits. Subsequently, another settlement proposal was made by the individual defendants, other than Kennon R. Patterson, Sr., directly to Community Bancshares and Community Bank. Pursuant to this new settlement, Community Bank would receive $1.655 million, less any fees awarded by the Court to the plaintiffs’ attorneys. A special committee of the Boards of Directors of the two companies, consisting of the members who are not defendants in the cases, accepted the offer which was then was filed with the Court on February 19, 2004. All proceedings in these cases were then stayed pending a decision from the Supreme Court of Alabama as to whether the cases could proceed as to Mr. Patterson and Larry Bishop prior to their trial on criminal charges. On October 25, 2004 the Supreme Court of Alabama lifted the stay for the limited purpose of allowing the Circuit Court of Blount County to consider a settlement. No hearing has been scheduled.

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

On January 6, 2004, the Circuit Court of Blount County, Alabama disapproved a proposed settlement of the Benson and Packard derivative lawsuits. Subsequently, another settlement proposal was made by the individual defendants, other than Kennon R. Patterson, Sr., directly to Community Bancshares and Community Bank. Pursuant to this new settlement, Community Bank would receive $1.655 million, less any fees awarded by the Court to the plaintiffs’ attorneys. A special committee of the Boards of Directors of the two companies, consisting of the members who are not defendants in the cases, accepted the offer which was then was filed with the Court on February 19, 2004. All proceedings in these cases were then stayed pending a decision from the Supreme Court of Alabama as to whether the cases could proceed as to Mr. Patterson and Larry Bishop prior to their trial on criminal charges. On October 25, 2004 the Supreme Court of Alabama lifted the stay for the limited purpose of allowing the Circuit Court of Blount County to consider a settlement. No hearing has been scheduled.

Fidelity Bond Litigation

Plaintiffs:	Community Bancshares and Community Bank

Defendant:	Travelers Casualty & Surety Company of America

Third-Party Defendants:	Certain present and former directors of Community Bancshares and Community Bank, a former officer of Community Bank, and two accounting firms formerly engaged by Community Bancshares

On August 20, 2004, Community Bancshares and Community Bank filed suit in the Circuit Court of Blount County, Alabama against Travelers Casualty & Surety Company of America, issuer of a financial institution fidelity bond purchased by Community Bancshares and Community Bank. The complaint:

•	alleges that Travelers breached its contract with Community Bancshares and Community Bank by failing to pay a claim related to employee dishonesty in connection with the construction of Mr. Patterson’s house; and

•	seeks a declaratory judgment to the effect that Community Bancshares and Community Bank are entitled to the full amount of the claim, and that Travelers is not entitled to subrogation of the claims of Community Bancshares and Community Bank against certain individual defendants in the Benson derivative litigation.

On October 19, 2004, Travelers filed a third-party complaint against certain present and former directors of Community Bancshares and Community Bank, a former officer of Community Bank, and two accounting firms which were formerly engaged by Community Bancshares. The third-party complaint:

•	alleges that the individual defendants breached a duty of loyalty, duty of care, duty of fair dealing and other duties to Community Bancshares and Community Bank in connection with their actions and/or their failure to act with respect to the construction overcharges and other related matters;

•	alleges that the individual defendants wasted assets of Community Bank by agreeing to excessive construction payments and making certain other expenditures;

•	alleges that the director defendants permitted certain insiders of Community Bank to receive loans from Community Bank which involved more than the normal risk of repayment or presented other unfavorable features in violation of Alabama banking law;

•	alleges that the director defendants abdicated their role as board members by not supervising the actions of Mr. Patterson;

•	alleges that Mr. Patterson and Larry Bishop made false representations and/or suppressed material information concerning construction projects and certain Community Bank loans;

•	alleges that the director defendants, Mr. Patterson and Mr. Bishop all conspired to commit the alleged wrongs stated above;

•	alleges that the accounting firms breached a duty of care and committed malpractice in negligently auditing Community Bancshares and Community Bank during the time when the construction overcharges and other alleged improprieties occurred; and

•	seeks damages from the third-party defendants equal to the amount of Community Bancshares’ and Community Bank’s claim against Travelers under the financial institution fidelity bond.

On October 1, 2004, Travelers filed a notice that the case was being removed from the Circuit Court of Blount County, Alabama to the United States District Court for the Northern District of Alabama. On October 28, 2004, Community Bancshares and Community Bank filed a motion to remand the case to the Circuit Court of Blount County.

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

On October 23, 2003 Community Bancshares and Community Bank filed counterclaims against Mr. Walker and Mr. Kelly seeking repayment of amounts paid to them as part of a severance arrangement and, in the case of Mr. Kelly, amounts owed to Community Bank in connection with the two loans from Community Bank to Mr. Kelly.

Mr. Kelly and Mr. Walker each filed an amended complaint on or about April 20, 2004. The amended complaints add Mrs. Kelly and Mrs. Walker as parties plaintiff and allege that representations were made by the defendants to Mrs. Kelly and Mrs. Walker that the defendants would purchase their personal and jointly owned stock of the Company. The complaints assert that the defendants’ failure to purchase such stock constitutes promissory fraud, fraudulent misrepresentation, fraudulent suppression, negligence and/or wantonness. Mr. Walker’s amended complaint also seeks damages based on Community Bank’s refusal to accept a deed in lieu of foreclosure on Mr. Walker’s home. On June 15, 2004, Community Bank amended its counterclaim against Mr. Walker to recover a loan deficiency balance following Community Bank’s foreclosure on Mr. Walker’s home.

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

Contingency Losses

In all claims against the Company, management has assessed where losses are both probable and can be reasonably estimated. As a result of this assessment, the Company accrued $2,500,000 for gross possible losses during 2003. As of September 30, 2004, $309,896 of this reserve remained and is reported in other liabilities on the Company’s balance sheet. Management believes this reserve is warranted based on the status of pending settlements. The difference of $2,190,014 was the result of settlement agreements reached during the first nine months of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion is intended to assist in an understanding of the financial condition and results of operations of Community Bancshares, Inc. and its subsidiaries. Unless the context otherwise clearly indicates, the term “Company” includes Community Bancshares, Inc. and its subsidiaries, and the terms “Bank” and “Community Bank” refer to Community Bank, the Company’s wholly-owned commercial banking subsidiary. This analysis should be read in conjunction with the unaudited financial statements and related notes appearing in Item 1 of this Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to consolidated financial statements, appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

We conduct our operations, which consist primarily of traditional commercial banking operations, through Community Bank and its subsidiaries. We provide a full range of financial services to individual and corporate customers in eleven counties in north Alabama – Blount, Cullman, DeKalb, Etowah, Lauderdale, Limestone, Madison, Marshall, Morgan, St. Clair and Talladega Counties; three counties in northwest Alabama – Marion, Walker and Winston Counties; and two counties in southwest Alabama – Marengo and Perry Counties. The retail nature of Community Bank’s commercial banking operations allows for diversification of depositors and borrowers, and Community Bank’s management believes it is not dependent upon a single or a few customers. Community Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. Also, we do not consider our commercial banking operations to be seasonal in nature.

For the year ended December 31, 2003, the Company had a loss of approximately $13.1 million. In comparison, the Company reported net income of approximately $904,000 for the year ended December 31, 2002. This change of approximately $14.0 million is attributable to a variety factors, including, among other things:

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

For the first nine months of 2004, the Company had net income of $304,000, which represented an increase of $4.8 million from the Company’s net loss of $4.5 million for the first nine months of 2003. For the three months ended September 30, 2004, the Company had net income of $19,000, which represented an increase of $1.4 million from the Company’s net loss of $1.4 million for the corresponding period in 2003. For both periods, increases in net income were mostly attributable to the decrease in the provision for loan losses and noninterest expenses, partially offset by decreases in noninterest income. Net interest income increased for the three months ended September 30, 2004, as compared to the same period in 2003, but decreased slightly on a year to date comparison.

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

The consideration and application of many of these factors involve assumptions, estimates and judgments that are inherently uncertain and are subject to change. Management believes that the allowance for loan losses was adequate at September 30, 2004. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate factors could have a material effect on the determination of the allowance for loan losses. Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by our regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Alabama State Banking Department may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

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

As discussed in Note 10, as of December 31, 2003, the Company had accrued $2.5 million for potential settlements on pending litigation, where in management’s best judgment, these settlements were both probable and reasonably estimated. These estimates were based on current circumstances of pending matters, and, although management believes the loss recognized was appropriate, circumstances could change resulting in a different amount of loss. As of September 30, 2004, the balance accrued for potential losses was $310,000. The decrease in the reserve was the result of settlement agreements reached, substantially all of which was the Corr Famiy litigation. Management believes the amount accrued is warranted based on the status of pending settlements.

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

•	Accounting for Impaired Assets. Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets to be sold to be classified as held for sale when certain criteria are met. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell and no longer depreciated while it is classified as held for sale. As of December 31, 2003, the Company has classified three properties as held for sale. Consequently, the Company incurred a loss of $928,397 on these assets in transferring them to held for sale. The Company used estimates in determining the fair values of these assets and, although the Company believes the fair values established are reasonable, it is possible that the Company’s results of operations, cash flows or financial position could be materially affected by the eventual sale of the assets. During the quarter ended March 31, 2004, one of these properties was sold and the Company recognized a $50,000 gain in the sale. As of September 30, 2004, two properties remained classified as held for sale.

FINANCIAL CONDITION

As of September 30, 2004 compared to December 31, 2003

General

The Company’s total assets at September 30, 2004 were $535.1 million, a decrease of $23.5 million, or 4.2%, from $558.6 million at December 31, 2003. The Company experienced an increase in loans, net of allowance for loan losses, of $4.8 million during the first nine months of 2004. The Company experienced a decline in deposits during the first nine months of 2004 of $22.9 million, or 5.0%, primarily as the result of management’s decision not to rebid on higher priced certificates of deposits, since minimal loan growth has reduced our funding needs and we have sought to focus on building profitable relationships. Noninterest-bearing deposits increased $2.2 million, or 3.9%, from December 31, 2003 to September 30, 2004, and interest-bearing deposits have decreased by $25.2 million, or 6.3%.

Earning Assets

The earning assets of the Company principally are comprised of:

•	loans;

•	investment securities;

•	interest-bearing balances in other banks; and

•	federal funds sold.

The Company’s investment securities portfolio is used by the Company to make various term investments, to provide a source of liquidity for the Company and to serve as collateral to secure certain government deposits. The Company’s investment securities decreased $14.4 million to $141.9 million at September 30, 2004, from $156.3 million at December 31, 2003. This 9.2% decrease in investment securities occurred as the Company implemented strategies to reduce investment securities to make funds available for lending activities. The Company also maintains short-term investments in the form of interest-bearing deposits with other banks. These interest-bearing deposits with other banks amounted to $326,000 at September 30, 2004, compared to $260,000 at December 31, 2003. At September 30, 2004, the Company had $6.2 million in federal funds sold, compared to $14.3 million at December 31, 2003, representing a decrease of $8.1 million, or 56.6%. This significant decline in the Company’s federal funds sold is due to the Company’s focus on increasing higher yielding investment securities and loans by shifting funds away from federal funds as well as the overall decrease in deposits.

Cash due from banks decreased $1.6 million during the first nine months of 2004, from $30.4 million at December 31, 2003 to $28.8 million at September 30, 2004.

Loans comprise the largest single category of the Company’s earning assets. Loans, net of unearned income, but before the allowance for loan losses, were $316.8 million at September 30, 2004, which represented an increase of approximately $600,000, or 0.2%, from $316.2 million at December 31, 2003. This increase was primarily the result of efforts focused on quality loan growth during 2004. Loans held for sale decreased to zero as all these loans were sold during the second quarter of 2004.

Nonperforming Assets and Past Due Loans

The Company’s nonperforming assets primarily are comprised of:

•	nonaccruing loans;

•	loans 90 days past due or greater;

•	restructured loans;

•	nonaccruing securities; and

•	other real estate owned.

Between December 31, 2003 and September 30, 2004, the Company’s ratio of the allowance for loan losses to these total nonperforming assets increased from 59.62% at year-end 2003 to 63.61% at September 30, 2004, and has increased significantly from 42.34% at September 30, 2003. The ratio of total nonperforming assets to total assets decreased to 2.95% at September 30, 2004, from 4.31% at year-end 2003, while the ratio of nonperforming loans to total loans, net of unearned income, decreased to 3.47% at September 30, 2004 from 5.42% at December 31, 2003. These changes were primarily due to a decrease in nonaccruing loans of $5.6 million, or 39.7%, to $8.5 million at September 30, 2004, from nonaccruing loans of $14.1 million at December 31, 2003, due to ongoing efforts to improve credit quality, as well as sales of nonperforming loans to third parties. Loans 90 days or more past due decreased to $0.3 million at September 30, 2004, from $0.6 million at December 31, 2003. Total nonperforming assets decreased $8.3 million, or 34.4%, to $15.8 million at September 30, 2004, from total nonperforming assets of $24.1 million at December 31, 2003. The Company continues to recognize problem assets that have resulted from the credit standards applied by, and other actions of, prior management. This recognition, together with the improvement in the Company’s credit standards has resulted in significantly higher than normal nonperforming assets.

The following table summarizes the Company’s nonperforming assets at September 30, 2004 and 2003, as well as December 31, 2003.

NONPERFORMING ASSETS

(Dollars in 000’s)

	September 30,		December 31, 2003
	2004	2003
Nonaccruing loans	$8,464	$14,248	$14,138
Loans past due 90 days or more	271	1,404	611
Restructured loans	2,267	2,076	2,390

Total nonperforming loans	11,002	17,728	17,139
Other real estate owned	4,801	10,759	6,945

Total nonperforming assets	$15,803	$28,487	$24,084

Ratios:
Allowance for loan losses to loans, net of unearned income	3.17%	3.81%	4.51%
Allowance for loan losses to total nonperforming assets	63.61	42.34	59.62
Total nonperforming loans to total loans (net of unearned income)	3.47	5.60	5.42
Total nonperforming assets to total assets	2.95	5.28	4.31

On November 9, 2004, the United States District Court for the Northern District of Alabama vacated a restraining order against the real estate held as collateral on the loan to Kennon R. Patterson. The principal balance of the loan is $5,150,000 and is included in nonaccrual loans. Management believes adequate reserves have been established for credit risk inherent in this loan. We will continue to monitor all relevant factors and make all warranted adjustments based on changing circumstances. Although the Company expects to pursue foreclosure and forfeiture proceedings, there is no assurance that the Company will be able to successfully foreclose or that it will be able to do so on favorable terms.

Funding and Other Debt Obligations

The Company’s primary sources of funding are from the deposits of customers of Community Bank and from the Company’s short and long-term borrowings. Total deposits of $431.0 million at September 30, 2004 reflected a decrease of $22.9 million, or 5.0%, from total deposits of $453.9 million at year-end 2003 due to decreases in interest-bearing deposits. Deposits are Community Bank’s primary source of funds. Noninterest-bearing deposits increased $2.2 million, or 3.9%, to $58.5 million at September 30, 2004, from $56.3 million at December 31, 2003, while interest-bearing deposits decreased $25.2 million, or 6.3%, to $372.5 million at September 30, 2004, from $397.7 million at December 31, 2003. Certificates of deposit and other time deposits of $100,000 or more decreased $5.9 million, or 8.5%, to $63.4 million at September 30, 2004, from $69.3 million at December 31, 2003. The Company has experienced declines in interest-bearing deposits as a result of decreases in certificates of deposit as the Company has sought to lower its cost of funds and therefore, reduced rates paid on, and to attract, these accounts. Total short-term borrowings decreased $258,000 to $342,000 at September 30, 2004 from $600,000 at December 31, 2003.

On May 6, 2004, Community Bancshares, Inc. established a line of credit with First Commercial Bank in the amount of $3,000,000. The rate on any used portion of the line of credit will be the prime rate plus 50 basis points. It will mature on May 1, 2009, and only interest is due for two years with principal payments to begin thereafter. At September 30, 2004, there was no balance outstanding on this line of credit.

Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and, since 1999, has been approved to borrow up to $38.0 million under the FHLBA’s “Convertible Advance Program.” As of September 30, 2004, Community Bank had borrowed the entire $38.0 million available under this program. These borrowings accrue interest at a fixed rate of 5.93% per annum and have a final maturity of March 1, 2010. These borrowings are subject to a call feature upon every quarterly payment date during the life of the obligation. The first call date for this advance was March 1, 2001, and the advance has not been called to date. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan and investment portfolios. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA. The Company’s FHLBA long-term debt remained constant at $38.0 million for both September 30, 2004 and December 31, 2003, while other long-term debt decreased $3.2 million, or 100.0%, to a zero balance at September 30, 2004, from $3.2 million at December 31, 2003. This decrease resulted from the pay-off of the loan to the Company’s ESOP on February 11, 2004, which was guaranteed by the Company and thus recorded as debt on the Company’s balance sheet, and the pay-off of a subordinated promissory note on June 8, 2004 in the total aggregate amount of $1.4 million to Mr. Jeffrey K. Cornelius.

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

The Company may elect to defer payments of interest due on the debentures for up to ten semiannual payment periods. The Company elected to defer its March 2002, September 2002, March 2003, September 2003 and March 2004 interest payments, but on September 8, 2004 paid $3.7 million, representing all deferred and current amounts then due. The Company could elect to defer amounts due in the future.

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

The Company adopted FIN 46 as of March 31, 2004. As a result, the Company deconsolidated its special purpose trust which was formed for the issuance of trust preferred securities to outside investors, because it does not absorb a majority of the expected losses or residual returns of the trusts. The trust was previously consolidated because it is controlled by the Company through a majority voting interest. The effect of such deconsolidation, was:

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

The Company’s loan to the ESOP bears interest at a floating rate at the prime rate of interest. As of September 30, 2004, the interest rate on the note was 4.75%. Principal and interest payments on the ESOP loan are due monthly through November 16, 2010, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan and to make cash distributions to eligible participants. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at September 30, 2004, was $1.6 million.

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

The Company has also evaluated its obligations to Mr. Patterson under a supplemental nonqualified retirement plan and as a result has denied his request for payment of benefits under the plan. Our denial has been challenged by Mr. Patterson in pending litigation and therefore we have not removed the accrued liability for the benefit from the Company’s consolidated balance sheet. The portion of the liability attributable to Mr. Patterson is approximately $1.7 million and is included in “other liabilities” on the Company’s consolidated balance sheet. If it is determined the Company is not obligated for this payment, the liability will be reduced to zero and recorded as an increase to net income. If it is determined that the Company must pay the benefit, there will be no effect on net income, but cash out flows will increase as the liability will be reduced each month as benefit payments are made. We do not expect to have a determination on this matter until at least 2005. Please also see Note 10 in the unaudited notes to consolidated financial statements included in this report.

On June 24, 2004, at the annual meeting of stockholders, Mr. Patterson was removed as a director of the Company.

Liquidity

The following is a discussion of cash flows and sources of liquidity. The Company experienced an approximate $9.7 million decrease in cash and cash equivalents during the first nine months of 2004, due primarily to cash flows used by financing activities as the Company experienced reductions in certificates of deposit and paid off certain long-term debt. Cash used by operating activities was $3.1 million, compared to cash provided by operating activities of $3.6 million for the nine month period ended September 30, 2003. Investing activities provided cash of $11.8 million, resulting mostly from proceeds of sales, calls, and paydowns of securities net of purchases of securities and loan originations net of collections. The Company used $18.3 million of cash and cash equivalents in financing activities during the first nine months of 2004, compared to $21.1 million for financing activities during the first nine months of 2003. Certificates of deposits decreased $38.8 million during the first nine months of 2004, which was slightly offset by increases in cash from the growth of demand deposits, NOW deposits, and other savings deposits totaling $15.9 million, and further offset by a cash increase of $8.1 million as a result of the issuance of common stock. The Company also used $3.2 million to pay off certain long-term debt.

Community Bank represents the Company’s principal operating subsidiary and source of earnings. Dividends paid by Community Bank historically have been the primary source of funds available to the Company, to pay expenses, service debt and pay dividends to stockholders. Generally, the Federal Reserve Act, Section 23A, limits loans and extensions of credit from banks to their affiliated holding companies. The Company also receives cash from its subsidiaries for its portion of tax benefit on intercompany income tax settlements. The intercompany tax settlements, however, are only possible if the subsidiaries generate taxable income sufficient to pay income taxes. Community Bank discontinued paying the Company a management fee in 2003. As described below under “ Regulatory Restrictions,” the Bank currently cannot pay dividends to the Company without the prior approval of the regulatory authorities.

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

Capital Resources

The Company’s total stockholders’ equity at September 30, 2004 was 8.16% of total assets, as compared to 6.32% at December 31, 2003. This increase is primarily the result of the Company’s recent completion in the first quarter of 2004 of a private placement of its common stock. See Note 7 to the Company’s unaudited consolidated financial statements included in this Report.

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

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. An acceptable capital restoration plan requires the depository institution’s parent holding company to guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to priority in such bankruptcy proceeding over third party creditors of the bank holding company.

The Federal Financial Institutions Examination Council’s, or the “FFIEC,” internal rating system is used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Each financial institution is assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution’s financial condition and operations including:

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

The Company’s Tier 1 Capital, including the $10.0 million guaranteed preferred beneficial interest in the Company’s junior subordinated deferrable interest debentures issued in connection with the Company’s trust preferred securities offering, totaled $52.1 million at September 30, 2004, compared to $44.1 million at December 31, 2003. Tier 1 Capital plus Tier 2 Capital components are referred to as Total Risk-Based Capital, which was equal to $56.3 million at September 30, 2004, as compared to $48.4 million at year-end 2003.

The Company’s Tier 1 and Total Risk-Based Capital ratios were 15.79% and 17.07%, respectively, at September 30, 2004, compared to 13.23% and 14.52%, respectively, at year-end 2003. At September 30, 2004, both Tier 1 and Total Risk-Based Capital of the Company exceeded the regulatory minimum ratios of 4.0% and 8.0%, respectively.

The Company’s Tier 1 leverage ratio was 9.62% and 7.96% at September 30, 2004 and December 31, 2003, respectively. As described below under “– Regulatory Restrictions,” the Company is currently required by its regulators to maintain a minimum Tier 1 leverage ratio of 6.50%. The Company was in compliance with that requirement at September 30, 2004.

The Bank is required to maintain a Tier 1 capital ratio of at least 7.0% pursuant to a “Safety and Soundness Compliance Plan” issued by the FDIC and the Alabama State Banking Department, as further described below under “– Regulatory Restrictions.”

The following table shows both the Company’s and the Bank’s regulatory total risk based capital and Tier 1 capital amounts and ratios as of September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk based capital (to risk weighted assets):
Consolidated	$56,291	17.07%	$48,423	14.52%
Community Bank	49,983	15.30	46,919	14.10
Tier 1 capital (to risk weighted assets):
Consolidated	52,095	15.79	44,127	13.23
Community Bank	45,827	14.03	42,633	12.81
Tier 1 capital (to quarterly average assets):
Consolidated	52,095	9.62	44,127	7.96
Community Bank	45,827	8.51	42,633	7.72

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

The FDIC’s deposit insurance assessment schedule continues to range from zero to 27 basis points per annum, and has remained unchanged since 2001. The FDIC also collects Financing Corporation (“FICO”) deposit assessments. The FICO assessments are set quarterly and ranged from 1.52 to 1.68 basis points in 2003, and was 1.54 basis points during the first and second quarters of 2004 and 1.48 during the third quarter of 2004.

During the nine months ended September 30, 2003, the Bank expensed approximately $643,000 in total deposit premiums and expensed approximately $625,000 of total deposit insurance premiums through September 30, 2004.

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

The Company believes that it was in compliance in all material respects at September 30, 2004 with the MOU, as amended.

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

The Safety and Soundness Compliance Plan is still in effect, and detailed quarterly progress reports continue to be made to the Company’s regulators. The Company believes it was in compliance at September 30, 2004 in all material respects with the Plan.

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

On June 9, 2004, the Alabama State Banking Department issued a supplement to the cease and desist order which acknowledges that Community Bank’s board of directors has completed its investigation into construction payments and has substantially completed its review of professional service bills. The supplement requires that Community Bank’s board of directors maintain certain actions and procedures concerning loans to insiders and recovery of amounts due to the bank, which actions and procedures the board of directors has taken and implemented.

The Company believes that it was in compliance at September 30, 2004 in all material respects with this cease and desist order as revised by the supplement.

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

The Company believes that it was in compliance at September 30, 2004 in all material respects with all provisions of the Order and the only on-going requirement relates to loans to former executive officers and directors.

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

FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Bank had no brokered deposits as of September 30, 2004.

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

Off-Balance Sheet Arrangements

As of September 30, 2004, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitments amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At December 31, 2003, the outstanding commitments to grant loans represented a credit risk of $15.1 million. At September 30, 2004, the outstanding commitments to grant loans represented a credit risk of $24.0 million.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Almost all letters-of-credit issued by the Company have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2003, 194 standby letters-of-credit outstanding were $194,000. At September 30, 2004, $532,000 standby letters-of-credit were outstanding.

RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 2004 and 2003

General

Net income for the nine month period ended September 30, 2004 was $300,000, representing basic earnings per share of $0.04. Diluted earnings per share was also $0.04 for the nine months ended September 30, 2004. As compared to the net loss of $4.5 million, or a loss of $0.96 per share on both basic and diluted basis, for the nine month period ended September 30, 2003, this is an increase in net income of $4.8 million. These positive outcomes have resulted from, among other things, the improvement in our provision for loan losses and noninterest expenses, partially offset from declining net interest income and noninterest income.

The Company’s net income for the three months ended September 30, 2004 was $19,000, representing a $1.4 million increase from net loss of $1.4 million for the same period in 2003. Net income for the three months ended September 30, 2004 represented $0.00 earnings per share on both a basic and diluted basis, compared to a $0.29 loss per share during the three months ended September 30, 2003. The increase in earnings was due, among other factors, to decreases in provision for loan losses and noninterest expenses and an increase in net interest income, partially offset by decreases in noninterest income.

Net Interest Income

Net interest income represents the difference between the interest earned by the Company on its assets and the cost born by the Company on its interest-bearing liabilities. For the nine months ended September 30, 2004, the Company’s net interest income before its provision for loan losses was $14.1 million. Net interest income, before provision for loan losses, decreased approximately $0.2 million, or 1.4%, from $14.3 million for the same period of 2003. The decrease in net interest income was primarily due to the decrease in revenues related to interest-earning assets because of lower yields on, and smaller volumes of, interest-earning assets. Revenues from interest-earning assets of the Company decreased $1.6 million, or 6.3%, to $23.6 million for the nine months ended September 30, 2004 from $25.2 million for the same period in 2003. Average earning assets outstanding during the first nine months of 2004 were $484.4 million, which represents a decrease of $5.7 million, or 1.2%, from $490.1 million from the first nine months of 2003. The Company’s volume of interest-earning assets decreased due to reductions in outstanding loans as well as the decline in funds available for investing, which, in turn, was partially due to the Company’s reduction in higher priced deposits. In addition, and adding to the decrease in net interest income, the Company’s yield on its average earning assets decreased 38 basis points to 6.49% for the first nine months of 2004, compared to 6.87% for the same period of 2003. The decrease in yield was related to the Company’s decline in its loan volume, as loans generally earn higher yields than investment securities, and was also attributable to the Company’s investment of excess funds in securities due to lack of loan volume.

Interest expense for the nine months ended September 30, 2004 was $9.4 million, a decrease of $1.5 million, or 13.8%, from its interest expense of $10.9 million for the corresponding period of 2003. This decrease occurred due to a decline in rates paid on, and volume of, interest-bearing liabilities. Average interest-bearing liabilities during the first nine months of 2004 were $442.5 million, which represents a decrease of $10.9 million, or 2.4%, from $453.4 million for the same period of 2003. The volume of interest-bearing liabilities decreased partially due to the Company’s decision to not seek higher priced deposits as it tries to establish long lasting relationships with its customers, based on customer service, rather than merely price. The rate paid by the Company on average interest-bearing liabilities decreased 38 basis points to 2.84% for the nine month period ended September 30, 2004, compared to 3.22% for the first nine months of 2003.

The Company’s net interest margin for the nine months ended September 30, 2004, as well as the nine months ended September 30, 2003, was 3.89%. Net interest margin is computed by dividing net interest income by average interest-earning assets. This ratio represents the difference between the average yield returned on average interest-earning assets and the average rate paid on funds used to support those interest-earning assets, including both interest-bearing and noninterest-bearing sources.

The Company’s net interest spread for the nine months ended September 30, 2004 decreased one basis point to 3.64%, from 3.65% for the nine months ended September 30, 2003, as the decrease in the average cost of interest-bearing sources of funds almost equaled the decrease in the average yield on interest-earning assets. Net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The Company has also experienced declines in its net interest margin and net interest spread with the continued increase in nonearning assets as a result of higher nonaccrual loans and other real estate owned.

Net interest income before provision for loan losses for the three months ended September 30, 2004 was $4.8 million as compared to $4.4 million for the same period in 2003, representing a $0.4 million increase. The annualized yield on average earning assets for the three month period ended September 30, 2004 was 6.61% while the rate paid on interest bearing liabilities was 2.93%, resulting in a net interest spread of 3.68%. The net interest margin for the three months ended September 30, 2004 was 3.99%.

Provision for Loan Losses and Allowance for Loan Losses

At September 30, 2004, the Company had an allowance for loan losses of $10.1 million, which represented a decrease of $4.3 million, or 29.9%, from a December 31, 2003 allowance of $14.4 million. The provision for loan losses was $0.7 million and $5.5 million for the nine months ended September 30, 2004 and 2003, respectively. Management continues to make provisions for current losses in the Company’s loan portfolio, as well as for any other deterioration identified, as it continues to evaluate the risks in its loan portfolio and to improve the overall credit quality of the Company. However, management has seen improvement in the quality of the Company’s loan portfolio and has provided for a decrease in the allowance for loan losses. As a percentage of total loans, net of unearned income, the allowance for loan losses at the end of the period was 3.17% at September 30, 2004, compared to 4.54% at December 31, 2003. Total loan charge-offs during the first nine months of 2004 amounted to $6.1 million, $1.0 million of which was the result of write-downs arising from transfers of loans to held for sale, all of which had been sold as of September 30,2004. During the same period in 2003, total loan charge-offs were $3.6 million and were primarily comprised of consumer loans. Loan charge-offs exceeded recoveries by $5.0 million during the first nine months of 2004, which represented an additional change of $1.8 million, from $3.2 million net for the same period during 2003.

Although charged off loans were relatively high during the first nine months of 2004, the losses resulting from charged-off loans had been substantially reserved for by the end of 2003. As the losses were taken, resultant decreases occurred in the allowance for loan losses without additional negative impact on the provision for loan loss expense. Management believes that the Company’s allowance for loan losses at September 30, 2004 is adequate; however, due to the inherent subjectivity and uncertainty of determining the appropriate allowance for loan losses, the Company can give no assurance that additional losses may not occur or that additional or unforeseen provisions to the allowance for loan losses will not be necessary.

Provision for loan losses for the three months ended September 30, 2004, was $0.3 million compared to $1.9 million for the same period in 2003. Although net charge-offs of $5.0 million were relatively high for the nine months ended September 30, 2004, most of the losses related to charge-offs during the first quarter of 2004, largely the result of the actions of prior management, and only $0.7 million occurred during the three month period ended September 30, 2004. Quarterly net charge-offs annualized result in a ratio of net charge-offs to average loans, net of unearned income of 0.85%. Management is hopeful that future charge-off ratios will decline further below this level.

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

The following table summarizes the levels of the allowance for loan losses as of September 30, 2004 and 2003, as well as December 31, 2003:

	September 30,		December 31, 2003
	2004	2003
Allowance for loan losses at beginning of period	$14,358	$9,784	$9,784
Loans charged off:
Commercial, financial and agricultural	2,362	566	1,203
Real Estate Mortgage	2,180	667	2,629
Consumer	1,600	2,336	3,439

Total loans charged off	6,142	3,569	7,271

Recoveries on loans previously charged off:
Commercial, financial and agricultural	457	55	60
Real estate - mortgage	72	23	26
Consumer	586	292	378

Total recoveries	1,115	370	464

Net loans charged off	5,027	3,199	6,807
Provision for loan losses	722	5,475	11,381

Allowance for loan losses at end of period	$10,053	$12,060	$14,358

Loans, net of unearned income, at end of period	$316,750	$316,745	$316,207

Average loans, net of unearned income, outstanding for the period	$314,226	$339,850	$330,941

	September 30,		December 31, 2003
	2004	2003
Ratios:
Allowance for loan losses to loans, net of unearned income, at end of period	3.17%	3.81%	4.54%
Allowance for loan losses at end of period to average loans, net of unearned income	3.20	3.55	4.34
Net charge-offs (annualized) to average loans, net of unearned income	2.13	1.26	2.06
Net charge-offs (annualized) to allowance for loan losses, at end of period	66.67	35.37	47.41

Noninterest Income

Noninterest income for the nine months ended September 30, 2004 and 2003 was $4.9 million and $5.8 million, respectively. The decrease of $0.9 million, or 15.5%, was mostly due to a $0.9 million decline in net securities gains. Service charges on deposits increased $0.2 million, or 10.5%, to $2.2 million for the nine months ended September 30, 2004. This increase is due to increased nonsufficient funds fees related to the Company’s recognition of increased income from its courtesy overdraft program that was implemented in December 2003. Insurance commissions increased $0.2 million to $1.9 million for the nine months ended September 30, 2004, primarily as the result of increased sales of credit life insurance at Community Credit. The decrease in other noninterest income of $0.3 million relates to a $0.1 million decrease in appraisal fee income as the result of the closing of Community Appraisals as well as other small miscellaneous decreases which occurred during 2004.

Noninterest income for the three months ended September 30, 2004 decreased $0.2 million, or 11.1%, to $1.6 million, from $1.8 million for the same period of 2003. Service charges on deposit accounts increased $0.1 million, or 16.7%, to $0.7 million for the three month period ended September 30, 2004, from $0.6 million in the same period of 2003. This increase in service charges was the result of the Bank’s new courtesy overdraft program implemented in late 2003. The Company’s debt cancellation fees decreased $39,000 during the three months ended September 30, 2004, as compared to the same period of 2003, due to the Bank’s decision to no longer offer debt cancellation coverage to its customers. The Company experienced a negative side effect in the form of reduced debt cancellation fee income during 2004, due to rebates on early paid out loans that carried debt cancellation. Other operating income remained relatively constant for the three month period ending September 30, 2004. The Company recorded a net loss of $44,000 on the sale of investment securities during the three months ended September 30, 2004, compared to net gains on the sale of investment securities of $374,000 for the same period of 2003. The Company also experienced a $70,000, or 11.7%, increase in its insurance commissions, attributable to the increased revenues from Community Insurance, which helped to partially offset other decreases in noninterest income.

Noninterest Expenses

Noninterest expenses for the nine month period ended September 30, 2004 were $17.9 million, resulting in a $3.9 million decline from $21.8 million for the same period in 2003. One primary component of noninterest expenses is salaries and benefits. For the nine months ended September 30, 2004, salaries and benefits were down $0.8 million, or 7.9%, to $9.3 million, from $10.1 million for the same period in 2003. Even with increases in health insurance costs, the Company has been able to reduce overall benefits costs by both freezing its defined benefit plan and implementing a 401(k) plan and recognizing reduced expenses in its ESOP plan. Occupancy expenses and furniture and equipment expenses remained stable at $1.7 million and $1.1 million, respectively, for the nine months ended September 30, 2004. Professional services expenses have declined $2.0 million to $1.2 million for the nine months ended September 30, 2004. For the comparable period in 2003, these fees were $3.2 million, but during this period in 2003, the Company expensed in excess of $1.0 million to comply with the Cease and Desist Order between Community Bank and the Alabama State Banking Department. Foreclosed asset costs are down $0.5 million for the nine month period ended September 30, 2004 from the same period in 2003 as the Company’s foreclosed asset balances have declined.

Noninterest expenses for the three months ended September 30, 2004 were $5.9 million, representing a $1.7 million, or 22.4%, decrease from noninterest expenses of $7.6 million for the same period in 2003. Salaries and employee benefits decreased $0.3 million, or 8.8%, to $3.1 million for the three months ended September 30, 2004, from $3.4 million for the same period of 2003. The Company continues to maintain staff levels as efficiently as possible. Occupancy costs increased by $72,000 or 12.7%, during the three months ended September 30, 2004, compared to the three months ended September 30, 2003. Furniture and equipment expenses for the three month period ended September 30, 2004 increased $28,000, or 7.8%, to $387,000, from $359,000 for the same period of 2003. The Company’s insurance expense decreased $38,000 to $311,000 for the three months ended September 30, 2004, from $349,000 for the same period in 2003. Director and committee fees decreased $38,000, or 32.2%, to $80,000 for the three months of 2004, from $118,000 for the three months of 2003. This decrease is the result of fewer meetings of the Company’s board of directors and committees, as the Company held a large number of meetings in 2003 to address ongoing litigation and various regulatory orders at the time. Other operating expenses decreased $0.6 million, or 46.2%, to $0.7 million for the three months of 2004, from $1.3 million for the same period in 2003. The Company’s professional services expense decreased $0.4 million, or 44.4%, to $0.5 million during the three months of 2004, compared to the three months of 2003. The reduction in professional services fees was the result of the Company being required to devote less attention and resources to ongoing litigation and regulatory matters. Although many of these matters are ongoing, they have been reduced in the aggregate, and the expenses associated with them have accordingly decreased. However, we do not expect professional service fees to remain as low as the three month period ended September 30, 2004 may indicate, as several pending matters may become more active and cause an increase in professional service fees.

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

The estimated impact on the Company’s net interest income sensitivity over a one year time horizon at September 30, 2004 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Company’s estimates of how interest-bearing transaction accounts will reprice. The prime rate shown is as of September 30, 2004.

RATE SHOCK ANALYSIS

	-100 Basis Points	Level	+100 Basis Points
	(Dollars in thousands)
Prime rate	3.75%	4.75%	5.75%
Interest income	$24,776	$26,295	$27,636
Interest expense	11,879	12,941	14,025

Net interest income	$12,897	$13,354	$13,611

Dollar change from level	$(429)		$(315)
Percentage change from level	-3.42%		-1.92%

As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to increase 1.92% and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 3.42%. These percent changes from a level rate scenario fall comfortably within the Company’s ALCO policy limit of +/-7.00%.

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

During the three months ended September 30, 2004, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Patterson Litigation I

Plaintiffs:	Kennon R. Patterson, Sr., Community Bancshares’ former Chairman, President and Chief Executive Officer

Defendants:	Community Bancshares, Community Bank, five of the directors of Community Bancshares and Community Bank, and Powell, Goldstein, Frazer and Murphy, LLP, as counsel to Community Bank’s Audit Committee

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

On January 12, 2004, the bankruptcy proceeding filed by Mr. Patterson was dismissed without prejudice. Community Bancshares, Community Bank and the individual defendants moved to dismiss the adversary proceeding in bankruptcy filed against them by Mr. Patterson. That motion was granted on July 26, 2004, and the adversary proceeding was dismissed.

Patterson Litigation II

Plaintiffs:	Community Bancshares, Inc. and Community Bank

Defendants:	Kennon R. Patterson, Sr., Community Bancshares’ former Chairman, President and Chief Executive Officer

On September 14, 2004 Community Bancshares and Community Bank filed suit against Mr. Patterson in the Circuit Court of Blount County, Alabama in order to pursue those claims which had been asserted against him as counterclaims in the adversary proceeding in bankruptcy. Community Bancshares’ and Community Bank’s complaint:

•	alleges that Mr. Patterson breached his employment agreement with Community Bancshares by failing to faithfully perform the duties assigned to him;

•	alleges that Mr. Patterson made fraudulent misrepresentations to, or suppressed material information from, Community Bancshares and Community Bank and/or their officers, directors and agents concerning his bankruptcy, the release of mortgages which Community Bank held on his house, and payments made by Community Bancshares and Community Bank to companies owned by Mr. Patterson and members of his family;

•	alleges that Mr. Patterson removed property belonging to Community Bancshares and Community Bank following the termination of his employment; and

•	alleges that Mr. Patterson breached a duty of loyalty and other fiduciary duties owed to Community Bancshares and Community Bank.

On October 18, 2004 Mr. Patterson filed an answer and counterclaim against Community Bancshares and Community Bank. Mr. Patterson’s counterclaim:

•	alleges that Community Bancshares breached its employment agreement with Mr. Patterson by terminating his employment;

•	alleges that Community Bancshares failed to pay to Mr. Patterson compensation and benefits of $2.4 million which had allegedly accrued prior to the termination of his employment;

•	alleges that Community Bank intentionally interfered with the employment contract between Mr. Patterson and Community Bancshares by instigating, promoting, assisting in and participating in the termination of Mr. Patterson’s employment agreement; and

•	alleges that Community Bancshares falsely represented to Mr. Patterson that his employment would not be terminated until Match 31, 2008.

Patterson Litigation III

Plaintiffs:	Community Bancshares, Inc. Employee Stock Ownership Plan (the “ESOP”) and North Star Trust Company, as Trustee of the ESOP

Defendants:	Kennon R. Patterson, Sr., Community Bancshares’ former Chairman, President and Chief Executive Officer

On March 15, 2004 the Employee Stock Ownership Plan, or “ESOP,” of Community Bancshares, together with the ESOP trustee, North Star Trust Company, filed suit against Mr. Patterson in the United States District Court for the Northern District of Alabama. The ESOP’s complaint:

•	alleges that Mr. Patterson breached his fiduciary duty to the ESOP by engaging in activities which adversely affected the value of the Community Bancshares stock held by the ESOP and concealing information with respect to those activities from other ESOP fiduciaries; and

•	seeks a declaratory judgment that Mr. Patterson is not entitled to a distribution of his accrued benefits in the ESOP and that such benefits may be held and used to offset the damages which the ESOP suffered as a result of Mr. Patterson’s alleged breach of fiduciary duty.

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

On January 6, 2004, the Circuit Court of Blount County, Alabama disapproved a proposed settlement of the Benson and Packard derivative lawsuits. Subsequently, another settlement proposal was made by the individual defendants, other than Kennon R. Patterson, Sr., directly to Community Bancshares and Community Bank. Pursuant to this new settlement, Community Bank would receive $1.655 million, less any fees awarded by the Court to the plaintiffs’ attorneys. A special committee of the Boards of Directors of the two companies, consisting of the members who are not defendants in the cases, accepted the offer which was then was filed with the Court on February 19, 2004. All proceedings in these cases were then stayed pending a decision from the Supreme Court of Alabama as to whether the cases could proceed as to Mr. Patterson and Larry Bishop prior to their trial on criminal charges. On October 25, 2004 the Supreme Court of Alabama lifted the stay for the limited purpose of allowing the Circuit Court of Blount County to consider a settlement. No hearing has been scheduled.

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

On January 6, 2004, the Circuit Court of Blount County, Alabama disapproved a proposed settlement of the Benson and Packard derivative lawsuits. Subsequently, another settlement proposal was made by the individual defendants, other than Kennon R. Patterson, Sr., directly to Community Bancshares and Community Bank. Pursuant to this new settlement, Community Bank would receive $1.655 million, less any fees awarded by the Court to the plaintiffs’ attorneys. A special committee of the Boards of Directors of the two companies, consisting of the members who are not defendants in the cases, accepted the offer which was then was filed with the Court on February 19, 2004. All proceedings in these cases were then stayed pending a decision from the Supreme Court of Alabama as to whether the cases could proceed as to Mr. Patterson and Larry Bishop prior to their trial on criminal charges. On October 25, 2004 the Supreme Court of Alabama lifted the stay for the limited purpose of allowing the Circuit Court of Blount County to consider a settlement. No hearing has been scheduled.

Fidelity Bond Litigation

Plaintiffs:	Community Bancshares and Community Bank

Defendant:	Travelers Casualty & Surety Company of America

Third-Party Defendants:	Certain present and former directors of Community Bancshares and Community Bank, a former officer of Community Bank, and two accounting firms formerly engaged by Community Bancshares

On August 20, 2004, Community Bancshares and Community Bank filed suit in the Circuit Court of Blount County, Alabama against Travelers Casualty & Surety Company of America, issuer of a financial institution fidelity bond purchased by Community Bancshares and Community Bank. The complaint:

•	alleges that Travelers breached its contract with Community Bancshares and Community Bank by failing to pay a claim related to employee dishonesty in connection with the construction of Mr. Patterson’s house; and

•	seeks a declaratory judgment to the effect that Community Bancshares and Community Bank are entitled to the full amount of the claim, and that Travelers is not entitled to subrogation of the claims of Community Bancshares and Community Bank against certain individual defendants in the Benson derivative litigation.

On October 19, 2004, Travelers filed a third-party complaint against certain present and former directors of Community Bancshares and Community Bank, a former officer of Community Bank, and two accounting firms which were formerly engaged by Community Bancshares. The third-party complaint:

•	alleges that the individual defendants breached a duty of loyalty, duty of care, duty of fair dealing and other duties to Community Bancshares and Community Bank in connection with their actions and/or their failure to act with respect to the construction overcharges and other related matters;

•	alleges that the individual defendants wasted assets of Community Bank by agreeing to excessive construction payments and making certain other expenditures;

•	alleges that the director defendants permitted certain insiders of Community Bank to receive loans from Community Bank which involved more than the normal risk of repayment or presented other unfavorable features in violation of Alabama banking law;

•	alleges that the director defendants abdicated their role as board members by not supervising the actions of Mr. Patterson;

•	alleges that Mr. Patterson and Larry Bishop made false representations and/or suppressed material information concerning construction projects and certain Community Bank loans;

•	alleges that the director defendants, Mr. Patterson and Mr. Bishop all conspired to commit the alleged wrongs stated above;

•	alleges that the accounting firms breached a duty of care and committed malpractice in negligently auditing Community Bancshares and Community Bank during the time when the construction overcharges and other alleged improprieties occurred; and

•	seeks damages from the third-party defendants equal to the amount of Community Bancshares’ and Community Bank’s claim against Travelers under the financial institution fidelity bond.

On October 1, 2004, Travelers filed a notice that the case was being removed from the Circuit Court of Blount County, Alabama to the United States District Court for the Northern District of Alabama. On October 28, 2004, Community Bancshares and Community Bank filed a motion to remand the case to the Circuit Court of Blount County.

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

On October 23, 2003 Community Bancshares and Community Bank filed counterclaims against Mr. Walker and Mr. Kelly seeking repayment of amounts paid to them as part of a severance arrangement and, in the case of Mr. Kelly, amounts owed to Community Bank in connection with the two loans from Community Bank to Mr. Kelly.

Mr. Kelly and Mr. Walker each filed an amended complaint on or about April 20, 2004. The amended complaints add Mrs. Kelly and Mrs. Walker as parties plaintiff and allege that representations were made by the defendants to Mrs. Kelly and Mrs. Walker that the defendants would purchase their personal and jointly owned stock of the Company. The complaints assert that the defendants’ failure to purchase such stock constitutes promissory fraud, fraudulent misrepresentation, fraudulent suppression, negligence and/or wantonness. Mr. Walker’s amended complaint also seeks damages based on Community Bank’s refusal to accept a deed in lieu of foreclosure on Mr. Walker’s home. On June 15, 2004, Community Bank amended its counterclaim against Mr. Walker to recover a loan deficiency balance following Community Bank’s foreclosure on Mr. Walker’s home.

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

During the first quarter of 2004, the Company reached a settlement in one of its pending litigation matters, as the result of which the Company repurchased 2,979 shares of the Company’s common stock from the plaintiff at a price of $5.50 per share.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Certificate of Incorporation, as amended and restated May 2000 (1).

3.2	Bylaws, as amended and restated October 23, 2003 (2).

4.1	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (3).

4.2	Form of Option Agreement by and between Community Bancshares, Inc. and each of Acadia Fund I, L.P., Riggs Qualified Partners, Endurance Partners (Q.P.), L.P., Endurance Partners, L.P., Spence Limited, L.P., and John D. Norcross (4).

4.3	Warrant Agreement, dated February 20, 2004, by and between Community Bancshares, Inc. and FIG Partners, L.L.C. (5).

10.1	Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April 12, 1994, effective January 1, 1995 (6) (*).

10.2	Subordinated Promissory Note, dated October 4, 1994, between Community Bancshares, Inc. as borrower and Jeffrey K. Cornelius as holder (7).

10.3	Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (8).

10.4	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (9).

10.5	Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (10).

10.6	Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (11).
10.7	Form of Amendment to Nonqualified Stock Option Agreement, between Community Bancshares, Inc. and grantee, dated December 12, 2000 (12) (*).

10.8	Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Kinney (13) (*).

10.9	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Jr., Loy McGruder, Kennon R. Patterson, Jr., Merritt Robbins, Robert O. Summerford, Jimmie Trotter and Kerri Newton dated December 18, 2001 (14) (*).

10.10	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (15) (*).

10.11	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (16) (*).

10.12	Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (17) (*).

10.13	Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (18) (*).

10.14	Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (19).

10.15	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Merritt Robbins, Robert O. Summerford and Jimmie Trotter dated July 19, 2002 (20) (*).

10.16	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (21) (*).

10.17	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003 (22) (*).

10.18	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003 (23) (*).

10.19	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003 (24) (*).

10.20	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003 (25) (*).

10.21	Form of Change in Control Agreement between Community Bancshares, Inc, and each of Kennon R. Patterson, Sr. and William H. Caughran, Jr. dated December 4, 1999 (26) (*).

10.22	Employment Agreement, dated March 28, 1996 by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (27) (*).

10.23	Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (28) (*)

10.24	Amendment Number 1 to the Community Bancshares, Inc. Benefit Restoration Plan (29) (*).

10.25	Amendment Number 2 to the Community Bancshares, Inc. Benefit Restoration Plan (30) (*).

10.26	Change in Control Agreement between Community Bancshares, Inc. and Stacey W. Mann (31) (*).

10.27	Change in Control Agreement between Community Bank and Patrick M. Frawley (32) (*).

10.28	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt M. Robbins and Jimmie Trotter dated January 27, 2004 (33) (*).

10.29	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 27, 2004 (34) (*).

10.30	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 27, 2004 (35) (*).

10.31	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 27, 2004 (36) (*).

10.32	Form of Cancellation of Stock Option Agreement dated January 27, 2004 between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (37) (*).

10.33	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (38) (*).

10.34	Promissory Note and Pledge Agreement, dated February 11, 2004, by and between the Community Bancshares, Inc. Employee Stock Ownership Plan and Community Bancshares, Inc. (39) (*).

10.35	Form of Amendment to Nonqualified Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and each of Patrick M. Frawley, Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, Kerri C. Kinney, John J. Lewis, Jr., Loy D. McGruder, Stacey W. Mann, Merritt M. Robbins and Jimmie Trotter (40) (*).

10.36	Promissory Note, Loan Agreement and Security Agreement by and between Community Bancshares, Inc. and First Commercial Bank dated May 6, 2004 (41).

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensation plan or arrangement.
(1)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(3)	Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(4)	Filed as Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(5)	Filed as Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(6)	Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(7)	Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(9)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(11)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(12)	Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
(14)	Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(15)	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(16)	Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(17)	Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(18)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(19)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(20)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(21)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(23)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(24)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(25)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(26)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(27)	Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference.

(28)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(29)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(30)	Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(31)	Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(32)	Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(33)	Filed as Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(34)	Filed as Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(35)	Filed as Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(36)	Filed as Exhibit 10.33 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(37)	Filed as Exhibit 10.34 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(38)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(39)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(40)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(41)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(b)	Reports on Form 8-K

During the quarter ended September 30, 2004, no reports were filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2004.

COMMUNITY BANCSHARES, INC.

November 12, 2004	By:	/s/ PATRICK M. FRAWLEY
Patrick M. Frawley
Chairman and Chief Executive Officer

November 12, 2004	By:	/s/ KERRI C. KINNEY
Kerri C. Kinney
Chief Financial Officer