Form 10-K
period 2004-12-31
COMMUNITY BANCSHARES INC /DE/
filed 2005-03-31
CIK 752195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of Community Bancshares, Inc.’s common stock, par value $.10 per share, held by non-affiliates on June 30, 2004 was $58.8 million, based on a price of $7.26 per share, which was the price at which the common stock was last sold in what Community Bancshares, Inc. believes to be arm’s length transactions on or prior to June 30, 2004.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 18, 2005, there were 8,524,505 shares of the common stock, par value $.10 per share, of Community Bancshares, Inc., issued and outstanding.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this Annual Report on Form 10-K, which we refer to as this “report,” the words “Company,” “we,” “us” and “our” refer to the combined entities of Community Bancshares, Inc., Community Bank, 1st Community Credit Corporation, Community Insurance Corp., Southern Select Insurance, Inc., Community Appraisals, Inc. and Community Funding Corporation.

The words “Community Bancshares,” “Community Bank,” “Community Credit,” “Community Insurance,” “Southern Select,” “Community Appraisals,” and “Community Funding” refer, respectively, to each of the above entities in their individual capacities.

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this report are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the “Exchange Act.”

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include, without limitation, statements regarding:

•	our business strategy;

•	future performance, developments, transactions or market forecasts;

•	projected benefits to us as a result of any changes in our regulatory restrictions; and

•	projected investments and dispositions of assets.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	interest rate risks and credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, and the uncertainty and costs of litigation;

•	the risks of mergers, acquisitions and divestures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	difficulties with, or changes in the cost or effectiveness of technology and/or products;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information discussed in this report, as well as other factors and risks described in any of our other reports that we make with the Securities and Exchange Commission, or the “SEC,” under the Exchange Act.

All written or oral statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

PART I

ITEM 1.	BUSINESS.

General

Our company is made up of the following entities:

•	Community Bancshares, Inc., a Delaware bank holding company that owns 100% of Community Funding, Community Bank and Community Bank’s subsidiaries;

•	Community Bank, a community-focused Alabama commercial bank;

•	1st Community Credit Corporation, a finance company subsidiary of Community Bank;

•	Community Insurance Corp., a subsidiary of Community Bank that is as an insurance agency for the sale of title, property, casualty and life insurance to individuals and businesses;

•	Southern Select Insurance, Inc., a subsidiary of Community Insurance that brokers agricultural, commercial and personal insurance products;

•	Community Appraisals, Inc., a subsidiary of Community Bank that provides appraisal services in connection with the lending activities of Community Bank and its subsidiaries, but ceased operations in late 2003; and

•	Community Funding Corporation, a subsidiary of Community Bancshares, Inc. formed on December 30, 2003 to purchase and maintain certain nonperforming assets of Community Bank.

As of December 31, 2004, we had total consolidated assets of approximately $553.4 million, total deposits of approximately $448.6 million, total consolidated liabilities, including deposits, of approximately $510.5 million, and consolidated stockholders’ equity of approximately $42.9 million.

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

Community Bancshares

Community Bancshares is a Delaware corporation that is registered as a bank holding company with the Board of Governors of the Federal Reserve System, or the “Federal Reserve,” under the Bank Holding Company Act of 1956, as amended, or the “BHC Act.” Community Bancshares was organized in 1983 and commenced business in 1985.

Our Commercial Banking Business

We conduct our commercial banking operations through Community Bank. Community Bank is an Alabama banking corporation founded in 1923. Community Bank is a member of the FDIC and its deposits are insured by the FDIC.

Community Bank provides a broad range of commercial and retail banking services through 20 locations in nine counties in Alabama. Community Bank offers a wide range of commercial and retail banking services, which principally include checking transaction accounts, and personal and commercial loans to customers in our target market area. Community Bank seeks to provide its customers with outstanding service and to become a vital component of each of the communities that it serves. We believe that the retail nature of Community Bank’s commercial banking operations allows for diversification of customers and that our loans to businesses are not concentrated in any one industry.

Community Bank’s lending activities include commercial, real estate and consumer loans. The majority of Community Bank’s loans are to individuals and small to mid-sized businesses in Alabama. Its commercial loan services include term loans, lines of credit and agricultural loans. It provides a broad range of short- to medium-term commercial loans, both secured and unsecured, to various local businesses for working capital, business expansion and the purchase of equipment and machinery. Its real estate lending activities include fixed and adjustable rate residential mortgage loans, construction loans, second mortgages, home improvement loans and home equity lines of credit. Its consumer lending services include loans for automobiles, recreation vehicles and boats, as well as unsecured personal loans and loans secured by deposit accounts.

Community Bank operates primarily in small non-urban communities. As of December 31, 2004, Community Bank operated 18 full service offices and two paying and receiving offices located in Wal-Mart® stores, which primarily open deposit accounts, cash checks and receive deposits and loan payments.

For the year ended December 31, 2004, Community Bank had pretax income of approximately $1.8 million. During the fiscal years 2002 and 2003, Community Bank had pretax income of approximately $3.2 million and a pretax loss of $(19.6) million, respectively. Its loan portfolio, which consisted of 54.3% of our assets at December 31, 2004, 56.6% at December 31, 2003 and 63.8% at December 31, 2002, continues to represent our largest earning asset. As of December 31, 2004, Community Bank had total commercial banking loans of $300.4 million.

Our Other Operations

Non-Traditional Banking Operations

1st Community Credit Corporation operates 14 finance company offices in Limestone, Madison, Morgan, Blount, Cullman, Marshall, Etowah, DeKalb, Walker, Talladega and St. Clair Counties, Alabama, primarily in local communities where Community Bank does not operate. Community Credit provides smaller loans to a market segment traditionally not pursued by Community Bank. These loans typically involve greater risk and generate higher yields than standard commercial bank loans. We believe that, by conducting this business, we are establishing a business presence and a customer base in communities where Community Bank may at some point commence full-scale commercial banking operations. For the year ended December 31, 2004, Community Credit had pretax income of $1.4 million. For the years ended December 31, 2003 and December 31, 2002, we had approximately $933,000 and $380,000, respectively, in pretax income from the operations of Community Credit. At December 31, 2004, the loan portfolio at Community Credit was $35.2 million, representing 6.4% of our total consolidated assets. At December 31, 2003 and 2002, the loan portfolio at Community Credit was $31.2 million and $27.9 million, representing 5.6% and 4.9% of our total assets, respectively.

Insurance Operations

Community Insurance Corp. serves as an agency in the sale of title, property, casualty and life insurance products to individuals and businesses in the Huntsville metropolitan area. Community Insurance owns 100% of Southern Select Insurance, Inc., a managing general agency in Huntsville that brokers agricultural, commercial and personal insurance products. For the years ended December 31, 2004, 2003 and 2002, we had approximately $81,000, $(486,000) and $(154,000), respectively, in pretax income (losses) from our insurance operations.

Appraisal Operations

Community Appraisals, Inc. provides appraisal services in connection with the lending activities of Community Bank and Community Credit. For the years ended December 31, 2004, 2003 and 2002, our appraisal business generated approximately $(1,000), $(6,000) and $57,000, respectively, in pretax income (loss). At this time, Community Appraisals is inactive, and Community Bank is outsourcing its appraisal needs to third parties.

Asset Quality Improvement

Community Funding Corporation was formed in December 2003 for the purpose of purchasing and maintaining certain of Community Bank’s nonperforming assets in order to improve Community Bank’s asset quality. Community Funding conducted no business in 2003. During 2004, Community Bancshares capitalized Community Funding with $3.9 million. Community Funding has used the cash to purchase nonperforming assets and at December 31, 2004 owned $3.9 million in nonperforming assets. The pretax loss for Community Funding for the year ended December 31, 2004 was $(2,300).

Our Market Area

Community Bank currently has 20 branches in nine counties, most of which are situated in northern Alabama. We serve customers in five counties in north Alabama – Blount, Lauderdale, Limestone, Madison and Morgan Counties; two counties in northwest Alabama – Marion and Winston Counties; and two counties in southwest Alabama – Marengo and Perry Counties. We have focused on those market areas between the Birmingham and Huntsville metropolitan areas, where significant growth and economic change have transpired over the last decade.

Community Bank’s primary market area is Blount County, which was added to the Birmingham metropolitan area in 1983. The Birmingham Metropolitan Statistical Area, or “MSA,” consists of seven counties and is home to approximately 1.1 million people, representing the most populous MSA in the State of Alabama. Once known as the South’s largest manufacturing center, Birmingham previously relied heavily on both the steel and manufacturing industries. Manufacturing remains an important part of Birmingham’s economy but the economy has become more diverse in its industries, and, according to the Birmingham Regional Chamber of Commerce, the healthcare, banking and professional services industries are its leading economic sectors and largest employers.

en cities in total banking assets.

Community Bank also has customers in four counties – Lauderdale, Limestone, Madison and Morgan Counties – which are proximate to or within the Huntsville MSA, currently one of Alabama’s fastest growing metropolitan areas. It has been identified by the U.S. Census Bureau figures, March 2000, as one of the “Top 50” fastest growing metropolitan areas in the United States and consistently ranks among the top three wealthiest counties in the Southeast in average annual wages according to the Alabama Regional Chamber of Commerce.

Huntsville possesses a diverse economic base and is home to numerous industries, including technology, space and defense, manufacturing, and retail and service. Huntsville is home to numerous centers of global excellence, including the Cummings Research Park (over 23,000 employees and 225 companies, according to the Huntsville Chamber of Commerce), the NASA Marshall Space Flight Center, and the US Army Redstone Arsenal.

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

Community Bank Foundation

In early 2004, the Board of Directors of Community Bank authorized the establishment of the Community Bank Foundation (the “Foundation”). The Foundation is a private non-profit organization established as a vehicle for making a positive contribution to the communities in which Community Bank and its subsidiaries do business. The Foundation has been notified by the Internal Revenue Service of its approval as a tax exempt organization. It is anticipated that the Foundation will award college scholarships to deserving high school seniors, make contributions to schools, hospitals, senior citizen centers, centers for abused children or spouses, children’s camps and other worthy organizations whose purpose is to make our communities better places to live and work.

Competition

The banking business in Alabama is highly competitive with respect to loans, deposits and other financial services and is dominated by a number of major banks and bank holding companies that have offices and affiliates operating over wide geographic areas, and that have greater resources at their disposal than we do. We compete for deposits, loans and other business with these institutions as well as with other types of financial services entities, including savings and loan associations, credit unions, securities and mutual fund firms, mortgage companies, and insurance companies. Many of the major commercial banks operating in or around Community Bank’s service areas offer services such as investment and trust services, which we do not currently offer.

Our competitive environment has been and will continue to be materially affected by the enactment by Congress of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, or the “GLB Act.” This law authorized a bank holding company that possesses a prescribed amount of capital and meets other criteria to become a “financial holding company,” which enables it to then engage in investment banking, insurance underwriting and the sale of insurance, as well as any other activity that federal regulators view as “financial in nature.” We may face greater competition as more financial holding companies enter our market area and offer a more diverse line of financial products and consolidated financial services than we may offer.

In addition, during 2002, Community Bank sold ten of its branch offices located in Pulaski, Tennessee, and DeKalb and Marshall Counties, Alabama, to competing third party commercial banks. In connection with those sales, we entered into non-competition agreements that imposed restrictions, but all restrictions had expired by May 31, 2004.

Seasonality

Our management believes that our business, including our subsidiaries’ businesses, is not seasonal in nature.

Customer Concentration

For each of the years ended December 31, 2004, 2003 and 2002, we did not, and we presently do not expect for the year ended December 31, 2005 will derive more than 10% of our revenues, on a consolidated basis, from any one customer.

Supervision and Regulation

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

The following summary describes our regulatory environment in the absence of any restrictive memoranda, orders or agreements with our regulators and therefore is further subject to, and does not address, the regulatory restrictions to which we have been subject. You should refer to and carefully review these restrictions, which are described below in this report. To the extent that the limitations imposed by those regulatory restrictions on our business activities are different than as described in this summary, then the regulatory restrictions govern.

Supervision, regulation, and examination of holding companies and banks by bank regulatory agencies are intended primarily for the protection of depositors rather than holders of our securities, including our preferred stock and common stock.

Holding Company Regulation

General

Community Bancshares is a bank holding company within the meaning of the BHC Act, and is subject to supervision, examination, and reporting by the Federal Reserve. The State of Alabama does not currently regulate bank holding companies. Community Bancshares is required to file with the Federal Reserve periodic reports and any additional information as the Federal Reserve may require. The Federal Reserve regularly examines Community Bancshares and may examine its subsidiaries.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999, or the “GLB Act,” made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, board insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary to those activities. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Community Bancshares has not sought approval to become a financial holding company and presently has no intention of doing so.

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

Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until its surplus is equal to at least 20% of its capital. The prior approval of the FDIC and/or the Alabama Superintendent is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of that bank’s net earnings for the year and its retained net earnings for the preceding two calendar years, less any required transfers to surplus. In addition, a bank may not pay dividends from its surplus without the prior approval of the Superintendent. During 2003 and 2004, Community Bank paid no cash dividends to Community Bancshares. As of December 31, 2004, Community Bank could not have declared or paid any dividend without prior approval of the Superintendent of Banks.

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

As to Community Bancshares, the Federal Reserve may prohibit the payment of dividends to our stockholders if it determines that the payment would constitute an unsafe or unsound practice. The Federal Reserve’s position is that a bank holding company should not pay dividends if it is experiencing earnings weaknesses or other financial pressures and should not pay dividends that exceed its net income, that are inconsistent with its capital position or that could only be funded in ways that weaken its financial health, such as by borrowing or selling its assets. In addition, a bank holding company must not pay dividends if such payment would affect its ability to provide adequate financial support for its subsidiary banks. As of December 31, 2004, under a Memorandum of Understanding (“MOU”) between Community Bancshares and the Federal Reserve Bank of Atlanta, the Federal Reserve restricted Community Bancshares from declaring or paying any dividends, including the payments on our trust preferred securities, or repurchasing its capital stock without prior Federal Reserve approval. However, we have been notified that, because of the improved financial condition of our organization, combined with our compliance with the MOU, the MOU between Community Bancshares and the Federal Reserve was terminated effective March 17, 2005.

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

A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. The capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which is the ratio of the total of Tier 1 Capital and Tier 2 Capital to total risk-weighted assets;

•	the Tier 1 Capital ratio; and

•	the Leverage Ratio.

Under these regulations, a bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater – or 3.0% in some circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8.0% or a Tier 1 capital ratio of less than 4.0%, or 3.0% in some circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

The following table sets forth the capital information of Community Bancshares and Community Bank as of December 31, 2004:

CAPITAL ADEQUACY RATIOS

	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
Total risk based capital to risk weighted assets:
Consolidated	$56,019	17.06%	$26,265	8.00%		$32,831	10.00%
Community Bank	49,573	15.42	25,712	8.00		32,141	10.00

Tier 1 capital to risk weighted assets:
Consolidated	51,909	15.81	13,132	4.00		19,699	6.00
Community Bank	45,548	14.17	12,856	4.00		19,284	6.00

Tier 1 capital to average assets (leverage ratio):
Consolidated	51,909	9.58	21,674	4.00	(1)	27,093	5.00
Community Bank	45,548	8.47	21,517	4.00	(2)	26,896	5.00

(1)	As of December 31, 2004, the Company was required to maintain a 6.5% leverage ratio under the MOU.

(2)	As of December 31, 2004, the Bank was required to maintain a 7% leverage ratio under the Compliance Plan.

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

A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities.

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

The Federal bank regulators recently proposed changes to their CRA regulations. Financial holding company subsidiaries must receive “satisfactory” or better CRA ratings to engage in financial holding company or subsidiary activities permitted by the GLB Act. Community Bank received a “satisfactory” CRA rating on its most recent examination.

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

The BIF assessment rates currently range from zero basis points on deposits for a financial institution in the highest category, to 27 basis points on deposits for an institution in the lowest category. In addition, the Deposit Insurance Funds Act of 1996 authorizes the FDIC to collect The Financing Corporation, or “FICO,” deposit assessments on Bank Insurance Fund – and Savings Association Insurance Fund-assessable deposits at the same rate. FICO assessments are set quarterly, and in 2004 ranged from 1.46 to 1.54 cents per $100 of assessable deposits. For the first quarter of 2005, the FICO assessment rate for such deposits will be 1.44 cents per $100 of assessable deposits. Community Bank paid insurance premiums in 2002, 2003 and 2004 of $532,118, $776,814 and $762,644, respectively, and paid FICO assessments of approximately $99,000, $73,000 and $68,000, in each of these years, respectively. As a result of our recent and much improved regulatory examination, we anticipate a decline in our cost of FDIC insurance.

Enforcement Policies and Actions

The Federal Reserve, the FDIC and the Alabama Superintendent monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, issuing cease and desist orders or memorandums of understanding, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company. The regulatory agencies have extensive powers to enforce their agreements with banks and bank holding companies, including, among other actions, civil money penalties, and possible proceedings to terminate FDIC insurance. We previously have been subject to a memorandum of understanding, a safety and soundness compliance plan and two cease and desist orders. However, we were notified in March 2005 that all regulatory memoranda, agreements, plans and orders to which we were subject had been terminated. See “Our Current Regulatory Restrictions.”

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

Money Laundering

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 restricts money laundering by terrorists in the United States and abroad. This Act specifies new “know your customer” requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the act’s money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1.0 million.

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, (“USA PATRIOT”). Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

Legislative and Regulatory Changes

Legislative and regulatory proposals regarding changes in banking laws, the regulation of banks, thrifts and other financial institutions, as well as bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Alabama. The FDIC has proposed comprehensive deposit insurance reform legislation. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts and to establish interstate branches de novo. The Alabama Banking Department has introduced legislation in the Alabama legislature that would, among other things, permit interstate de novo branching in Alabama by out-of-state banks, regulate bank holding companies and expand the enforcement powers of the Alabama Banking Department. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect us.

Our Current Regulatory Restrictions

Special and Important Update

During the entire year of 2004, Community Bancshares and Community Bank were subject to four different regulatory agreements or orders as discussed in the following section. Since their inception, the Company has materially complied with the requirements and expectations contained in the documents and cooperated fully with the regulatory authorities. Based on our compliance with, and performance under, those documents, as well as the result of our most recent examinations conducted by the FDIC, the Federal Reserve Bank of Atlanta and the Alabama State Banking Department, all of these agreements and orders, the terms of which are described in our 2003 Annual Report on Form 10-K, were terminated during March 2005. Such restrictions were in place during all of 2004.

Statistical Disclosure

Statistical and other information regarding the following items are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.	PROPERTIES.

Our corporate headquarters is owned by Community Bank and located at 68149 Main Street (U.S. Highway 231) in Blountsville, Alabama. Community Bank’s administrative, operational, accounting and legal functions are housed in three buildings which were constructed in 1997, all of which are located on the same property as the corporate headquarters. These buildings, which collectively provide a total of approximately 72,500 square feet of office space on seven acres of land, are in good condition.

The main commercial banking office of Community Bank is located at 69156 Main Street, Blountsville, Alabama. The premises are owned by Community Bank. This building offers a total of 7,500 square feet of office space and is in good condition.

At December 31, 2004, Community Bank owned or leased buildings that were used in the normal course of business in nine counties in Alabama, including Blount, Lauderdale, Limestone, Madison, Marengo, Marion, Morgan, Perry and Winston Counties. Community Credit owned or leased buildings that were used in the normal course of business in eleven counties in Alabama, including Blount, Cullman, Marshall, Morgan, Limestone, Lawrence, Etowah, Madison, DeKalb, Walker, Talladega and St. Clair Counties. Community Insurance and Southern Select leased space in a building that is used in the normal course of business in Madison County, Alabama. We presently believe that none of these other facilities are, individually, material to our operations, and, if forced for any reason to vacate or sell any of these other facilities, we presently believe that we would be able to timely identify and occupy suitable alternative locations on equally favorable terms.

For information about the amounts at which bank premises, equipment and other real estate are recorded in our financial statements and information relating to commitments under leases, see our consolidated financial statements and the accompanying notes to consolidated financial statements included elsewhere in this report.

ITEM 3.	LEGAL PROCEEDINGS.

Background

At a June 20, 2000, meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Based upon the significance of the amount paid, management commenced an investigation into these expenditures.

At the request of management, the architects and subcontractors involved in the construction project made presentations to the boards of directors of both Community Bancshares and Community Bank on July 15 and July 18, 2000, respectively. At the July 18, 2000 meeting of the board of directors of Community Bank, another director alleged that Community Bank had been overcharged by subcontractors on the construction project in question, as well as on another construction project that was incomplete at that time.

On July 18, 2000, the boards of directors of Community Bancshares and Community Bank appointed a joint committee comprised of independent directors from both boards to investigate these alleged overcharges. The joint committee retained independent legal counsel and an independent accounting firm to assist its investigation and made its report to both boards of directors on .

Community Bank’s directors who alleged the construction overcharges also informed bank regulatory agencies and law enforcement authorities of their concerns. These agencies and authorities conducted their own investigations into the matter. Based on its findings, the FDIC issued restitution and/or removal orders against Kennon R. Patterson, Sr., former Chairman and Chief Executive Officer of the Company and Community Bank, and Larry Bishop, former Vice President of Community Bank. These regulatory actions are still pending at this time. The board of directors of Community Bancshares and the board of directors of Community Bank terminated Kennon R. Patterson, Sr. on January 27, 2003, and the board of directors of Community Bank terminated Larry Bishop on February 6, 2003. On October 29, 2003, the United States Department of Justice announced the filing of a 25-count indictment against Messrs. Patterson and Bishop, and a construction contractor, in connection with a scheme to divest Community Bank’s funds for Mr. Patterson’s personal benefit. On November 14, 2003, Mr. Patterson informed Community Bancshares that he was taking a leave of absence from Community Bancshares’ board of directors pending a resolution of the criminal charges against him. Mr. Patterson stated that he would not seek re-election to Community Bancshares’ board of directors if the criminal charges were not resolved prior to the expiration of his current term in 2005. On June 24, 2004, at the annual meeting of stockholders, Mr. Patterson was removed as a director of the Company. On March 10, 2005, Mr. Patterson, Mr. Bishop and the construction contractor were convicted of conspiracy, bank fraud and causing false entries to be made in bank records in connection with the Department of Justice proceedings. Mr. Patterson was also convicted of filing false income tax returns. It is likely that Messrs, Patterson and Bishop will appeal their convictions and a sentencing date has yet to have been set for either party. The U.S Attorney has indicated its desire to seek $1.9 million in restitution from the connected parties when and provided that the men are sentenced. Community Bancshares and Community Bank continue to seek recovery of all amounts owed by Mr. Patterson to Community Bank.

In the first quarter 2005 issue of Bank Director Magazine, the Board of Directors of Community Bancshares was awarded the L. William Seidman Courage award. This annual award is presented to one Board whose directors, during a time of great adversity, had the courage to do the right thing. Our Board received this award after Bank Director, solicited nominations from industry consultants, investment bankers, attorneys, trade associations officials and others who work closely with bank boards. Editors and management of Bank Director then reviewed submissions and made a final determination about the winner in each category. The full article can be read at www.bankdirector.com.

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

On May 9, 2003, the defendants filed a motion to dismiss the suit, and, on June 17, 2003, the court denied the motion to dismiss the suit as to Community Bancshares, Community Bank and the named directors. On July 7, 2003, those defendants filed a counterclaim against Mr. Patterson asserting that Mr. Patterson breached his employment agreement with Community Bancshares, engaged in fraudulent conduct, and converted property belonging to Community Bank to his personal use.

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

On January 25, 2005, Mr. Patterson filed a third-party complaint in this lawsuit against R.B. Jackson, Jimmie Trotter, Glynn Debter, John J. Lewis, Jr., Patrick M. Frawley and Powell, Goldstein, Frazer & Murphy, LLP. The third-party complaint alleges that Messrs. Jackson, Trotter, Debter and Lewis, as members of Community Bank’s Audit Committee, Powell, Goldstein, Frazier & Murphy, LLP, as the independent counsel for Community Bank’s Audit Committee, and Mr. Frawley, acting individually and in concert with one another, interfered with Mr. Patterson’s employment agreement with Community Bancshares.

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

Patterson Litigation IV

Plaintiff:	Kennon R. Patterson, Sr.

Defendant:	Community Bancshares, Inc. Benefit Restoration Plan

On February 17, 2005, Mr. Patterson filed suit in the United States District Court for the Northern District of Alabama to compel payment of his accrued benefits under the Community Bancshares, Inc. Benefit Restoration Plan, a nonqualified supplemental retirement plan. The complaint seeks a judgment against the plan and an order compelling the payment of benefits.

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

On January 31, 2005, the Circuit Court of Blount County, Alabama approved a pro tanto settlement of the Benson and Packard derivative lawsuits. Pursuant to the pro tanto settlement, Community Bancshares and Community Bank received a total of $625,000, and the defendants who were current or former directors or officers of Community Bancshares or Community Bank, except for Kennon R. Patterson, Sr., were dismissed from the lawsuits. Community Bancshares and Community Bank have been realigned as plaintiffs in the lawsuits against the remaining defendants.

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

On November 11, 2003, Community Bancshares, Community Bank, and certain individual defendants entered into an agreement to settle this case, which was not finalized.

On January 31, 2005, the Circuit Court of Blount County, Alabama approved a pro tanto settlement of the Benson and Packard derivative lawsuits. Pursuant to the pro tanto settlement, Community Bancshares and Community Bank received a total of $625,000, and the defendants who were current or former directors or officers of Community Bancshares or Community Bank, except for Kennon R. Patterson, Sr., were dismissed from the lawsuits. Community Bancshares and Community Bank have been realigned as plaintiffs in the lawsuits against the remaining defendants.

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

On December 21, 2004, the parties settled this litigation. Pursuant to the settlement, Community Bank received a payment of $450,000. This amount was appropriately recorded as a receivable as of December 31, 2004.

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

On February 2, 2005, Community Bancshares and Community Bank settled the claims of Mr. Alston and Mr. Howard for amounts which are not material to the financial statements of Community Bancshares.

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

On October 23, 2003, Community Bancshares and Community Bank filed counterclaims against Mr. Walker and Mr. Kelly seeking repayment of amounts paid to them as part of a severance arrangement and, in the case of Mr. Kelly, amounts owed to Community Bank in connection with the two loans from Community Bank to Mr. Kelly.

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

Other Litigation

In addition to the foregoing, Community Bancshares and its affiliates also are from time to time parties to other legal proceedings arising in the ordinary course of Community Bancshares’ business. We presently believe that, other than the litigation discussed above, there is no other litigation to which Community Bancshares or its affiliates presently are party that, if such litigation were to result in an outcome unfavorable to Community Bancshares, would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Our certificate of incorporation and bylaws provide that, in certain circumstances, we will indemnify our directors and officers, and, provided such persons acted in accordance with the standards set forth in the Delaware General Corporation Law and our organizational documents, advance expenses to our directors and officers in connection with investigations and proceedings in connection with their service as officers and directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders by solicitation of proxies or otherwise during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Number of Shares and Holders

We presently have no shares of our preferred stock outstanding. At March 24, 2005, we had approximately 8,524,505 shares of our common stock outstanding and held by approximately 2,300 stockholders of record.

Market Information

Beginning on February 26, 2004, our common stock was traded on the over-the-counter market under the symbol “COMB.” Share price data for 2004 presented below is based on reported information on the over the counter market.

Before February 26, 2004, there was no trading market for our common stock. Our common stock was purchased and sold infrequently in private transactions, and there was no reliable information available as to trades of our common stock, or as to the prices at which our common stock had traded. During 2003 and 2002, our management reviewed the limited information available as to the ranges at which shares of our common stock was traded. Data for 2003 and 2002 below regarding our common stock is provided for informational purposes only, and should not be viewed as indicative of the actual or market value of our common stock.

	Estimated Price Range Per Share
	High	Low
2004:
Fourth Quarter	$7.25	$6.60
Third Quarter	7.25	6.56
Second Quarter	8.25	6.80
First Quarter	6.80	5.25

2003:
Fourth Quarter	$5.50	$5.00
Third Quarter	8.00	4.50
Second Quarter	7.00	4.50
First Quarter	15.00	10.00

2002:
Fourth Quarter	$15.00	$15.00
Third Quarter	15.00	15.00
Second Quarter	20.00	15.00
First Quarter	15.00	15.00

In addition, we engaged Alex Sheshunoff & Co. Investment Banking, LP, to perform independent valuations of the fair market value of our common stock held by our Employee Stock Ownership Program, or “ESOP,” as of December 31, 2003 and 2002, and, at each of those dates, Alex Sheshunoff determined the value of the shares of our common stock held by the ESOP to be $5.35 and $7.00 per share, respectively. We have again engaged the firm to perform an independent valuation of the fair market value of our common stock, but as of the date of this report, we have not received the results of the valuation.

On February 16, 2005, the Company submitted an application for listing on the NASDAQ stock market. As of the date of this report, we do not know if or when the listing will be approved.

Recent Sales of Unregistered Securities

During the fourth quarter of 2003, we commenced a private placement of our common stock, and, as of December 31, 2003, we had sold 2,151,552 shares of our common stock at a price of $5.35 per share, resulting in net proceeds of approximately $10.4 million. In addition, we granted to those investors who purchased shares in the offering prior to December 31, 2003, as well as to one investor who purchased an additional 40,345 shares after December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of our common stock purchased in the offering for shares of our newly designated Series 2003 noncumulative preferred stock. We completed the private placement on February 20, 2004, selling an additional 1,586,771 shares of our common stock at a price of $5.35 per share after December 31, 2003, for $7.9 million of additional net proceeds, resulting in the sale of a total of 3,738,323 shares for total net proceeds from the offering of $18.3 million.

Our Series 2003 noncumulative preferred stock has a liquidation preference equal to the aggregate purchase price of the 2,191,897 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $500,000. The Series 2003 noncumulative preferred stock has, among other things, the following designations:

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

The complete terms of the Series 2003 noncumulative preferred stock are set forth in the Certificate of Designation of the Series 2003 Noncumulative Preferred Stock of Community Bancshares, Inc., which the Company has filed with the Secretary of State of the State of Delaware as part of our certificate of incorporation.

No underwriters were involved in the private placement. FIG Partners, L.L.C., an affiliate of Burke Capital Group, L.L.C., served as our sole placement agent in the offering. The investors in the offering were comprised entirely of “accredited investors,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The common stock and options we issued in the offering were not registered under the Securities Act, in reliance upon the exemption from registration under Section 4(2) and the safe harbor afforded by Rule 506 of Regulation D. The certificates evidencing the shares of common stock and the options sold in the offering bear restrictive legends permitting the transfer of the underlying securities only upon registration of the securities or an exemption under the Securities Act, together with an opinion of counsel.

In connection with the offering, we entered into an engagement letter with FIG Partners, pursuant to which FIG Partners agreed to serve as placement agent for the offering, and we agreed to grant to FIG Partners, upon the closing of the offering, a warrant to purchase shares of the Company’s common stock. In connection with the closing of the offering on February 20, 2004, the Company became obligated to issue to FIG Partners a warrant to purchase up to

140,187 shares of the Company’s common stock at an exercise price of $5.89 per share. The warrant expires on February 20, 2008, and, until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

Dividends

We have not declared or paid any dividends on our common stock since December 31, 2000. Generally, the payment of dividends on our common stock is subject to the prior payment of principal and interest on our long-term debt, the retention of sufficient earnings and capital in our operating subsidiaries and regulatory restrictions. Currently, Community Bank is subject to restrictions on its activities imposed by bank regulators, which, among other things, limit Community Bank’s ability to pay dividends to Community Bancshares. Dividends from Community Bank historically have been the primary source of cash and income to Community Bancshares and, consequently, any restrictions on Community Bank’s ability to pay dividends severely limits our liquidity and ability to pay dividends on our common stock. As of December 31, 2004, Community Bancshares was similarly subject to a memorandum of understanding with the Federal Reserve that, among other things, prohibited us from declaring or paying any dividends on our common stock without the prior written approval of the Federal Reserve. However, on March 17, 2005, we were notified by the Federal Reserve that the MOU was terminated, effective that same day, based on the improved financial condition of our organization, combined with our previous compliance with the MOU while it was in effect.

We presently do not anticipate declaring or paying dividends on our common stock during 2005. Until our core earnings have improved to levels that would support it, we do not anticipate declaring and paying dividends in the foreseeable future.

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

	Years ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands except per share data)
Selected consolidated operations data:
Net interest income	$18,675	$18,860	$23,505	$22,853	$22,418
Provision for loan losses	987	11,381	10,033	6,096	7,573
Income (loss) from continuing operations	177	(13,100)	(5,023)	(2,381)	(2,853)
Income (loss) from discontinued operations	—	—	5,927	958	(167)
Net income (loss)	177	(13,100)	904	(1,423)	(3,019)

Selected per share data:
Earnings (loss) per share from continuing operations – basic	0.02	(2.79)	(1.08)	(0.52)	(0.64)
Earnings (loss) per share from continuing operations - diluted	0.02	(2.79)	(1.08)	(0.52)	(0.61)
Earnings (loss) per share – basic	0.02	(2.79)	0.19	(0.31)	(0.68)
Earnings (loss) per share – diluted	0.02	(2.79)	0.19	(0.31)	(0.65)
Cash dividends	—	—	—	—	0.75

Selected consolidated balance sheet data:
Loans	300,380	316,207	359,184	501,519	528,316
Total assets	553,424	558,555	567,596	727,591	713,518
Deposits	448,627	453,946	459,464	617,706	600,901
FHLB long-term debt	38,000	38,000	38,000	38,000	38,000
Other long-term debt	—	3,169	3,578	4,667	5,675
Trust preferred securities	—	10,000	10,000	10,000	10,000
Junior subordinated debt	10,310	—	—	—	—
Average equity	46,903	36,984	42,848	42,938	41,776
Average assets	549,816	556,591	629,481	725,461	710,915

Selected ratios:
Return on average assets	0.03%	(2.35)%	0.14%	(0.20)%	(0.42)%
Return on average equity	0.38	(35.42)	2.11	(3.31)	(7.23)
Average equity to average assets	8.53	6.64	6.81	5.92	5.88

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to assist in the understanding of the significant changes in, the financial condition and results of operations of the Company and its subsidiaries during each of 2002, 2003 and 2004. This discussion and analysis is intended to supplement and highlight information contained in, and should be read in conjunction with, the Company’s consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Overview

We conduct our operations, which consist primarily of traditional commercial banking operations, through Community Bank and its subsidiaries. Through Community Bank, we provide a full range of banking services to individual and corporate customers in five counties in north Alabama – Blount, Lauderdale, Limestone, Madison and Morgan Counties; two counties in northwest Alabama – Marion and Winston Counties; and two counties in southwest Alabama – Marengo and Perry Counties. The retail nature of Community Bank’s commercial banking operations allows for diversification of depositors and borrowers, and Community Bank’s management believes it is not dependent upon a single or a few customers. Community Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. Also, we do not consider our commercial banking operations to be seasonal in nature.

During 2004, many positive developments occurred at our Company. A summary of several key 2004 developments include:

•	following our December 2003 private placement of $10.4 million of our common stock, we sold an additional $7.9 million of our common stock in an extension of that private placement during February 2004. These capital infusions provided the resources necessary to continue execution of the Bank’s recovery, rehabilitation, and growth strategies;

•	a $13.3 million improvement in net income, primarily as a result of improved non-interest expenses as well as reductions in the loan loss provision;

•	significant improvement in asset quality, driven by improved credit risk management and the sale of $18.0 million in poor quality loans;

•	after the elimination of various legal entanglements, the foreclosure on our largest single loan ($5.2 million) providing us the ability to market and liquidate the collateral securing this problem asset;

•	the resolution of certain shareholder related litigation for which we have incurred significant legal fees over the past several years;

•	the settlement of a fidelity bond claim/litigation resulting in a $450,000 payment to the Company; and

•	improved regulatory relations and results.

Subsequent events, during the first quarter of 2005, represent additional positive developments for the Company. These include:

•	Approval of the settlement of the Benson and Packard derivative lawsuits on January 31, 2005, resulting in a $625,000 payment to the Company;

•	The conviction of our former Chairman, Kennon R. Patterson, Sr. on March 11, 2005, on 15 counts of conspiracy to commit fraud, bank fraud, false entries in bank records and filing false income tax returns, among others, which we view as another positive development for the Company’s image and future prospects; and

•	Notice during March, 2005 from the FDIC, the Federal Reserve Bank of Atlanta, and the Alabama State Banking Department that all regulatory agreements, memoranda, plans and/or orders have been terminated, which actions we expect to:

•	substantially reduce costs associated with complying with these documents;

•	substantially reduce our FDIC insurance expense (by an estimated $400,000 per year);

•	improve liquidity as a result of lower pledging requirements on public funds;

•	ease collateral requirements on FHLB borrowings;

•	enable us to expand freely into growth markets;

•	allow us to expand correspondent and vendor relationships; and

•	enable us to attract competent management and board members.

Management believes the combined effect of these developments helps position the Company for a renewed focus on customer attraction and retention, improved marketing of competitive products and services, expansion into higher growth markets, and management of an improved balance sheet.

During the fourth quarter of 2003, we commenced a private placement of our common stock, and, as of December 31, 2003, we had sold 2,151,552 shares of our common stock at a price of $5.35 per share, resulting in net proceeds of approximately $10.4 million. In addition, we granted to those investors who purchased shares in the offering prior to December 31, 2003, as well as to one investor who purchased an additional 40,345 shares after December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of our common stock purchased in the offering for shares of our designated Series 2003 noncumulative preferred stock. The Series 2003 noncumulative preferred stock has a liquidation preference equal to the aggregate purchase price of the 2,191,897 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $500,000. We completed the private placement on February 20, 2004, selling an additional 1,586,771 shares of our common stock at a price of $5.35 per share after December 31, 2003, for $7.9 million of additional net proceeds, resulting in the sale of a total of 3,738,323 shares for total net proceeds from the offering of $18.3 million.

In connection with the offering, the Company entered into an engagement letter with FIG Partners, L.L.C., an affiliate of Burke Capital Group, L.L.C., pursuant to which FIG Partners agreed to serve as placement agent for the offering, and the Company agreed to grant to FIG Partners, upon the closing of the offering, a warrant to purchase shares of the Company’s common stock. Upon the closing of the offering on February 20, 2004, the Company granted FIG Partners a warrant to purchase up to 140,187 shares of the Company’s common stock at an exercise price of $5.89 per share. The warrant expires on February 20, 2008, and, until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various rate spreads between the interest-earning assets and our funding sources. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans;

•	the availability and costs of particular sources of funds, such as noninterest-bearing deposits; and

•	our ability to “match” our liabilities to fund our assets.

Net Noninterest Income

Our noninterest revenues consist primarily of:

•	service charges on customer deposit accounts;

•	insurance commissions;

•	securities gains or losses; and

•	other service fees charged to customers.

Our noninterest expenses consist primarily of:

•	salaries and employee benefits;

•	costs to hold and maintain premises and equipment;

•	insurance;

•	director and committee fees;

•	professional service fees, especially legal and accounting; and

•	cost of foreclosed assets.

Critical Accounting Policies

Our accounting policies are established in accordance with accounting principles generally accepted in the United States, or GAAP, and general practices within our industry. The application of certain of these accounting policies involves a significant amount of judgment as well as the use of estimates and assumptions based upon information that we have at the time of these judgments. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different assumptions or conditions were to prevail, depending upon the magnitude of any discrepancies from our estimates and judgments, then our financial condition and results of operations may prove to be materially different from the presentation herein.

We recognize the following as our critical accounting policies:

•	Accounting for Allowance for Loan Losses. We analyze our loan portfolio to determine the adequacy of allowance for loan losses and the appropriate provision required to maintain a level that we consider to be adequate to absorb anticipated loan losses. When we believe that the collection of the principal of a loan is unlikely, that loan is charged off against the allowance for loan losses. Subsequent recoveries of principal on that loan are added back to the allowance for loan losses. Our evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risks within the loan portfolio. Among other factors that we consider are the following:

•	our past loan loss experience;

•	known and inherent risks in the loan portfolio, including past due and nonperforming loans;

•	adverse situations that may affect the borrowers’ ability to repay those loans;

•	the estimated value of any underlying collateral;

•	our internal loan reviews;

•	the reviews of regulators; and

•	an analysis of current economic conditions.

The consideration and application of many of these factors involve assumptions, estimates and judgments that are inherently uncertain and are subject to change. We believe that the allowance for loan losses was adequate at December 31, 2004. While we use available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate factors could have a material effect on the determination of the allowance for loan losses. Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by our regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Alabama State Banking Department may require us to make additional provisions to our allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from ours.

•	Accounting for Income Taxes. We use the asset and liability method of accounting for income taxes. Our determination of the deferred and current provision for income taxes requires analysis of certain transactions and the related tax laws and regulations applicable to those transactions. We exercise significant judgment in evaluating the amount and timing of the recognition of the resulting tax liabilities and assets. Our judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. However, because our judgments and estimates are inherently subjective and subject to change, there can be no assurance that our determination of the provision for income taxes will not be changed, upward or downward, in future periods.

•	Accounting for Contingencies. Statement of Financial Accounting Standard No. 5 (“SFAS 5”), “Accounting for Contingencies,” defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss. It will ultimately be resolved when one or more future events occur or fail to occur. SFAS 5 defines the different levels of probability as to whether or not future events will confirm the existence of a loss as follows:

•	“probable” – meaning that the future event or events are likely to occur;

•	“reasonably possible” – meaning that the chance of the future event or events occurring is more than remote but less than likely; or

•	“remote” – meaning that the chance of the future event or events is slight.

Professional judgment is required to classify the likelihood of the future events occurring. In assessing these levels of probability, we acquire all relevant information concerning the uncertain set of circumstances. An accrual of a loss occurs when it is both probable that an asset has been impaired or a liability has been incurred and when the amount of loss can be reasonably estimated.

As discussed in Note 15 to our consolidated financial statements, legal proceedings are pending or threatened against us, our subsidiaries as well as their respective indemnities. Except as discussed in Note 15:

•	we have not concluded that it is probable that a loss has been incurred in any pending litigation;

•	we are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation; and

•	accordingly, we have not provided any amounts in the consolidated financial statements for unfavorable outcome, if any.

As discussed in Note 15, as of December 31, 2003, we have accrued $2.5 million for potential losses on pending litigation, where in our best judgment, losses were both probable and reasonably estimated. The estimates were based on current circumstances of pending matters. As of December 31, 2004, $309,896 of this reserve remained and is reported in other liabilities on our balance sheet. We believe this reserve is warranted based on the status of pending settlements. Settlement agreements reached and paid for during 2004 totaled $2.2 million.

The present litigation environment, though improved, is substantially uncertain, and it is possible that our consolidated results of operations, cash flows or financial position could be materially affected by unfavorable outcomes or settlements of certain pending litigation. All such cases are, and will continue to be, vigorously defended. However, we and our subsidiaries may enter into discussions in an attempt to settle particular cases if it is in the best interests of our stockholders to do so.

•	Accounting for Impaired Assets. Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets to be sold to be classified as held for sale when certain criteria are met. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell and no longer depreciated while it is classified as held for sale. As discussed in Note 5 to our consolidated financial statements, we classified three properties as held for sale during 2003. Consequently, we incurred a loss of $928,397 for the year ended December 31, 2003 on these assets in transferring them to held for sale.

We used estimates in determining the fair values of these assets and, although we believe the fair values established are reasonable, it is possible that our results of operations, cash flows or financial position could be materially affected by the eventual sale of the assets.

FINANCIAL CONDITION

General

Our total assets at December 31, 2004 were $553.4 million, a decrease of $5.2 million (0.9%) from $558.6 million at December 31, 2003. Net loans (excluding loans held for sale) declined by $6.0 million to $295.8 million in 2004, compared to $301.8 million in 2003. Total loans (before deducting the allowance for loan losses) declined by $15.8 million to $300.4 million in 2004 due to loans sold of $16.2 million, charge-offs as a result of loan sales of $4.1 million, other charge-offs of $8.1 million and foreclosures of $5.0 million, all offset by new loan production, net of paydowns.

We also experienced a $5.3 million (1.2%) decline in deposits from December 31, 2003 to December 31, 2004, primarily due to management’s decision not to pursue higher priced certificates of deposits. Management’s decision was based upon our reduced funding needs resulting from the decline in loans, as well as our focus on building profitable relationships. Community Bank currently is not in need of funding for its liquidity. Noninterest-bearing deposits increased by $14.0 million (24.9%) from December 31, 2003 to December 31, 2004, where they were $70.3 million and interest-bearing deposits decreased by $19.4 million (4.9%) to $378.3 million during that same period.

Earning Assets

Our earning assets are mainly comprised of:

•	loans;

•	investment securities;

•	interest-bearing balances in other banks; and

•	federal funds sold.

Our average total assets in 2004 were $549.8 million, representing a decrease of $6.8 million, or 1.2%, from average total assets of $556.6 million in 2003. Average total assets decreased $72.9 million, or 11.6% from $629.5 million in 2002. Average earning assets were $485.9 million, $488.2 million and $526.0 million in each of 2004, 2003 and 2002, respectively, accounting for approximately 88.4%, 87.7% and 83.6% of our average total assets for the respective years. Average earning assets have decreased primarily because of loan sales as we sold poorer quality assets.

Average loans, excluding those associated with discontinued operations, net of unearned income, were $312.9 million, $330.9 million and $382.1 million, representing 64.4%, 67.8% and 72.6% of average earning assets during 2004, 2003 and 2002, respectively. Despite an increase in new loan volume during 2004, average loans decreased as a result of loan sales, charge-offs related to the loan sales, other charge-offs and foreclosures. Average investment securities were $152.8 million in 2004, representing 31.4% of average earning assets for the year and an increase of $22.8 million, or 17.5%, from the average investment securities for 2003. This increase was due to our reinvestment of funds resulting from the sale of loans into investment securities, as well as decreases in federal funds sold and into higher yielding securities. Our average investment securities were $130.1 million in 2003 and represented 26.6% of average earning assets in 2003, compared to 22.2% in 2002. The change in the mix of loans and securities has been attributable to the decrease in loans described above. Average federal funds sold as a percent of average earning assets was 2.4%, 4.9% and 4.6% for 2004, 2003 and 2002, respectively. The decrease in average federal funds from $23.9 million to $11.9 million in 2004 was related to the increased securities investments as we sought higher yields. The other earning asset categories accounted for less than 3.0% of average earning assets for all three periods.

Loans comprise the largest single category of our assets. The following table shows the classification of loans by major category at December 31, 2004, and at the end of each of the preceding four years:

LOAN PORTFOLIO

	December 31,
	2004		2003		2002		2001		2000
	Percent		Percent		Percent		Percent		Percent
	Amount of	Total	Amount of	Total	Amount of	Total	Amount of	Total	Amount of	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$66,168	22.0%	$73,746	23.3%	$101,841	28.3%	$146,210	29.1%	$140,773	26.6%
Real estate - construction	4,702	1.6	3,386	1.1	2,017	0.6	3,126	0.6	5,429	1.0
Real estate - mortgage	177,786	59.2	176,097	55.7	174,775	48.7	233,216	46.5	236,592	44.8
Installment loans to individuals	51,603	17.2	62,826	19.9	80,596	22.4	119,031	23.8	145,673	27.6
Unamortized premiums in loans	122	—	184	—	—	—	—	—	—	—
Unearned income	(1)	—	(32)	—	(45)	—	(64)	—	(151)	—

Loans, net of unearned income	300,380	100.0%	316,207	100.0%	359,184	100.0%	501,519	100.0%	528,316	100.0%
Allowance for loan losses	(4,625)		(14,358)		(9,784)		(7,292)		(7,107)

Net loans	$295,755		$301,849		$349,400		$494,227		$521,209

The following table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year as of December 31, 2004:

SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Predetermined Interest Rate	Floating or Adjustable Rate
	(In thousands)
Commercial, financial and agricultural	$32,746	$13,909	$19,513	$66,168	$8,067	$25,355
Real estate - construction.	2,929	201	1,572	4,702	629	1,144

Total	$35,675	$14,110	$21,085	$70,870	$8,696	$26,499

During the fourth quarter of 2003, we began a process of identifying certain nonperforming loans we wanted to sell. As these loans are identified, they are classified as held for sale and written down to fair market value based on bids received from prospective purchasers. At December 31, 2003, the net value of loans that had been transferred to held for sale was $1.8 million. The loans identified as held for sale at December 31, 2003 were sold during the first quarter of 2004. At March 31, 2004, loans with a net value of $3.6 million were identified and transferred to held for sale. In order to get to that net value, we were required to charge off $1.0 million. Those loans were sold in April 2004. Finally, in December 2004, we identified an additional group of loans and transferred a net value of $12.6 million of loans to held for sale. A charge-off of $3.1 million was necessary for those loans which were subsequently sold on December 30, 2004. All charge-offs resulting from the transfer of loans to held for sale are included in charge-offs in the allowance for loan losses.

Nonperforming Assets and Past Due Loans

Our nonperforming assets are comprised of:

•	nonaccruing loans;

•	loans 90 days past due or greater;

•	restructured loans;

•	nonaccruing securities; and

•	other real estate owned.

Total nonperforming assets as of December 31, 2004 were $12.8 million, comprised primarily of other real estate owned, represented a significant decrease of $11.3 million, or 46.9%, from the $24.1 million of nonperforming assets at December 31, 2003. The decrease in nonperforming assets resulted mostly from the sale of problem loans. During 2004, we charged down $4.1 million in loans transferred to held for sale and sold the remaining net value of $16.2 million in order to purge these problem assets. In addition, loans classified as held for sale at December 31, 2003 of $1.8 million were sold. The total nonperforming assets at December 31, 2003 increased approximately $1.8 million, or 8.1%, to approximately $24.1 million, from approximately $22.3 million at December 31, 2002. The increase during 2003 was the result of poor asset quality and the migration of poor quality loans to nonperforming status.

At December 31, 2004, other real estate owned of $11.1 million accounted for 85.3% of our $13.0 million in nonperforming assets and increased $4.2 million over 2003. During 2004, some progress was made by us in selling other real estate owned; however, on December 8, 2004, property owned by former Chief Executive Officer Kennon R. Patterson, Sr. was foreclosed on. The Company had a nonaccrual real estate loan on a mansion and twenty acres of land in the amount of $5.4 million outstanding to Mr. Patterson and in prior years had charged off $0.2 million. On the date of foreclosure, the remaining loan balance was $5.2 million, of which $2.2 million was reserved for in the allowance for loan losses. The Company charged off $2.2 million and transferred $3.0 million to other real estate owned. Then, on December 30, 2004, in order to protect its interest and facilitate an orderly sale of the property, the Company purchased at the foreclosure of another financial institution, the surrounding land (approximately 900 acres) and attached buildings to Mr. Patterson’s property for $3.4 million. After giving effect to this purchase, the total property formerly owned by Mr. Patterson is carried at $6.4 million; accordingly, the Company has $8.6 million in principal exposure on the property. The Company is focusing all efforts to sell the property at a price that would enable the Company to recoup the losses taken on the loan to Mr. Patterson.

At December 31, 2004, total nonaccruing loans amounted to $1.1 million, a decrease of $13.0 million, or 92.2%, from total nonaccruing loans at December 31, 2003 of $14.1 million. Also, a result of the loan sales as well as the foreclosure discussed in the previous paragraph. During 2003, nonaccruing loans increased 39.6%, from $10.1 million at December 31, 2002 to $14.1 million at December 31, 2003. This increase primarily resulted from the migration of problem loans to nonaccrual status. Loans past due 90 days or more decreased $0.3 million, or 50.0%, from $0.6 million at December 31, 2003 to $0.3 million at December 31, 2004. We recognized our weaknesses in asset quality and increased credit standards through various enhancements and initiatives including but not limited to the following:

•	improvements in lending personnel and credit administration process;

•	establishment of a Special Assets division to focus on nonperforming loans, other real estate owned and other foreclosed assets;

•	centralized loan processing to ensure that loan policies and procedures and documentation are applied consistently and accurately;

•	improved collection and analysis of updated financial data on borrowers;

•	tighter lending authority limits for lenders;

•	improved credit training, risk selection and loan underwriting;

•	renewed focus on reducing past due loans;

•	ongoing improvements and updates to overall loan policies; and

•	written, comprehensive strategies and policies required for all problem assets above $150,000.

Although we presently believe that we have improved our asset quality, we can give no assurance that continued deterioration will not occur. However, it is our policy to adequately reserve for losses in the loan portfolio. See “Results of Operations – Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses” for more information and detail below.

The following table summarizes our nonperforming assets at December 31 during each of the last five years:

NONPERFORMING ASSETS

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccruing loans	$1,115	$14,138	$10,099	$5,859	$1,877
Loans past due 90 days or more	290	611	1,241	2,346	2,571
Restructured loans	238	2,390	3,244	—	—

Total nonperforming loans	1,643	17,139	14,584	8,205	4,448
Other real estate	11,126	6,945	7,676	4,287	1,881

Total nonperforming assets	$12,769	$24,084	$22,260	$12,492	$6,329

Ratios:
Allowance for loan losses to total nonperforming assets	36.22%	59.62%	43.95%	58.37%	112.29%
Total nonperforming loans to total loans	0.55	5.42	4.06	1.64	0.84
Total nonperforming assets to total assets	2.31	4.31	3.92	1.72	0.89

If nonaccrual loans had performed in accordance with their original contractual terms, gross interest income on these loans would have been an estimated $0.6 million for the year ended December 31, 2004, compared to $0.9 million and $0.6 million for the years ended December 31, 2003 and 2002, respectively.

Investment Portfolio

The composition of our investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. Our entire portfolio is classified as “available for sale.” The primary objectives of our investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling our interest rate position, while at the same time producing adequate levels of interest income. Managing the maturity of the portfolio is necessary to provide liquidity and to reduce interest rate risk. During 2004, gross investment securities sales, calls and pay downs were approximately $72.2 million and there were no maturities, compared to $113.5 million of sales, calls and paydowns and $18.4 million of maturities in 2003, and $88.6 million and $15.0 million, respectively in 2002. The increase in gross investment securities in 2003 was due to decreases in the loan portfolio, and the resulting reinvestment of funds into investment securities that would otherwise have been employed in the loan portfolio. The decrease in gross investment securities in 2004 resulted from increased cash balances at year end reinvested again in early 2005.

Net gains realized on investment security sales totaled approximately $193,000 in 2004, compared to $1.1 million during 2003, and $653,000 in 2002. At December 31, 2004, gross unrealized gains in our investment portfolio were approximately $174,000, compared to $693,000 at December 31, 2003, and approximately $2.7 million at December 31, 2002. Gross unrealized losses amounted to approximately $2.5 million at December 31, 2004, $1.7 million at December 31, 2003, and approximately $227,000 at December 31, 2002. These fluctuations in the gross unrealized gains and losses in our investment portfolio resulted from changing bond prices. Unrealized losses on a bond occur when the bond’s yield is less than we could currently receive in the market. The opposite is true when a bond is paying more yield than the current market resulting in unrealized gains. The substantial decrease in net gains realized was due primarily to our selling more bonds in 2003 in order to restructure the portfolio prior to the rate increases during 2004 while these securities still had market gains.

Mortgage-backed securities have varying degrees of risk of impairment of principal, compared to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk for the Company. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. At each of December 31, 2004, 2003 and 2002 our mortgage-backed securities portfolio had no interest-only strips, and the amount of unamortized premium on mortgage-backed securities was $1.8 million at December 31, 2004, and $2.2 million and $1.7 million at December 31, 2003 and December 31, 2002, respectively. As prepayment rates on mortgage-backed securities change, the speed at which unamortized premiums are amortized will change as well, in order to amortize the premium over the expected life of the security. This change will be reflected in the overall yield on the security. The recoverability of our investment in mortgage-backed securities is reviewed periodically by management, and, if necessary, appropriate adjustments for impaired value are made to income.

The carrying amount of investment securities at the end of each of the last three years is set forth in the following table:

INVESTMENT PORTFOLIO

	December 31,
	2004	2003	2002
	(In thousands)
U. S. Treasury and agency securities	$58,529	$61,216	$6,523
Mortgage-backed securities	79,353	86,623	107,534
State and municipal securities	5,454	6,427	7,056
Corporate bonds	1,006	—	—
Federal Home Loan Bank stock	2,826	2,005	2,788

Total investment securities	$147,168	$156,271	$123,901

Total investment securities decreased approximately $9.1 million, or 5.8%, from approximately $156.3 at December 31, 2003, to approximately $147.2 million at December 31, 2004. This decrease primarily was due to the implementation of strategies in the third and fourth quarters of 2004 to reduce investment securities and make more funds available for lending. In 2003, total investment securities increased $32.4 million, or 26.2%, from approximately $123.9 million at December 31, 2002, to approximately $156.3 million at December 31, 2003. This increase primarily was due to increased security purchases, as a means of employing the funds from payments received on loans, which had exceeded new loan growth. At December 31, 2004, non-taxable investment securities were $5.5 million, representing a decrease of $900,000 in 2004 related to maturities of these securities and no reinvestment into additional non-taxable investment securities as a result of the Company operating with taxable losses that would limit the potential benefit of these investments. During 2003, non-taxable investment securities decreased $700,000 from $7.1 million at December 31, 2002, to approximately $6.4 million.

The composition of the Company’s investment securities portfolio stayed relatively constant during 2004, but changed in 2003 primarily as the result of the Company selling certain collateralized mortgage obligations due to (i) their price volatility, (ii) their high extension risk in an increasing rate environment, and (iii) their high prepayment risk in a decreasing rate environment, and also as the result of the Company reinvesting the resulting funds into government agency and mortgage-backed securities with shorter average maturities. At December 31, 2004, U.S. government and agency securities (including mortgage-backed securities) represented 93.7% of the Company’s total investment securities portfolio, compared to 94.6% at December 31, 2003 and 92.1% at December 31, 2002, while state and municipal securities represented 3.7%, 4.1% and 5.7% of the investment securities portfolio at December 31, 2004, 2003 and 2002, respectively. During 2004, the Company’s investment strategy has been to seek the best yield while maintaining acceptable price risk volatility in an expected future rising rate environment. The Company has implemented strategies during 2004 to reduce duration in order to better protect the portfolio during increased rates.

The maturities and weighted average yields of the investments in the December 31, 2004 portfolio of investment securities are presented below. The weighted average maturity of the investment portfolio was 4.39 years at December 31, 2004, compared to 5.12 years at December 31, 2003 and 6.21 years at December 31, 2002, with an average yield of 3.7%, 4.00% and 5.78% at December 31, 2004, 2003 and 2002, respectively. Mortgage-backed securities are included in U.S. Government agencies and are based upon the guaranteed payoff date of each security.

INVESTMENT PORTFOLIO MATURITY SCHEDULE

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
December 31, 2004:
Securities - all available-for-sale:
U. S. Government agencies	$10,251	1.98%	$97,151	3.40%	$24,797	4.48%	$5,683	5.11%
State and municipal securities	—	—	—	—	—	—	5,454	5.06
Corporate bonds	—	—	1,006	4.18	—	—	—	—
FHLB stock	—	—	—	—	—	—	2,826	—

	$10,251	1.98	$98,157	3.41	$24,797	4.48	$13,963	5.08

With the exception of some securities issued by U.S. Government agencies, the Company held one municipal bond, issued by Hartselle Utilities, which exceeded 10% of the Company’s consolidated stockholders’ equity on December 31, 2004. This bond was called in early 2005 and is no longer owned by the Company as of the date of this report.

Cash and amounts due from banks along with interest-bearing deposits in banks increased $8.4 million during 2004, from $30.6 million at December 31, 2003 to $39.0 million at December 31, 2004. Cash balances were high on December 31, 2004 because of a bulk sale of loans on December 30, 2004. As a result, approximately $12.6 million was received in cash and had not yet been redeployed into earnings assets. We accomplished this by investing those funds into securities in early 2005. Average balances in cash and due from banks for the year ended December 31, 2004 and 2003 were $27.8 million and $28.3 million, respectively. Cash and due from banks balances were high during 2004 and 2003 primarily due to earnings credit rates, which are applied to balances held in our correspondent bank accounts that are maintained with other banks. We receive credits based on balances at these correspondent banks, and the credits are used to offset the service charges experienced. These earnings credit rates are currently higher than the federal funds sold rates; therefore, we increased our balances in our main correspondent account to take advantage of the better rate. We ultimately received a larger credit against the service charges that would have been paid compared to the interest income that otherwise would have been received had the funds been held in federal funds sold. The balance of interest-bearing deposits held by the Company with other banks was $5.4 million at December 31, 2004, and $3.3 million at December 31, 2003.

Federal funds sold decreased $800,000, or 5.6%, during 2004, from $14.3 million at December 31, 2003 to $13.5 million at December 31, 2004, as a result of the Company’s continued efforts to earn higher yields by keeping excess funds in such federal funds, which the Company believes to be suitable investment securities. Federal funds sold decreased $9.7 million, or 40.4%, during 2003, from $24.0 million at December 31, 2002 to $14.3 million at December 31, 2003 for the same reason.

Deposits

Dividends from Community Bank have historically been Community Bancshares’ primary source of funds, and Community Bank’s primary source of funds for dividends comes from its deposits. Community Bank anticipates geographic expansion as early as 2005, which we believe will lead to deposit increases. Community Bank intends to expand its consumer base into higher growth markets than those it currently serves, such as Huntsville, Alabama. To achieve future deposit growth, the Bank intends to enhance existing products and emphasize better customer service in all markets.

During 2004, the Company’s average total deposits decreased approximately $7.8 million, or 1.7%, from $452.4 million at December 31, 2003, to approximately $444.6 million at December 31, 2004. During 2003, the Company’s average total deposits decreased approximately $15.1 million, or 3.2%, from $467.5 million at December 31, 2002. The Company’s total deposits at December 31, 2004 were $448.6 million, a decrease of $5.3 million from December 31, 2003. The decreases have been due, for the most part, to lowering of high priced deposit rates leading to decreases in more volatile deposits.

The following table presents the average deposit balances and the average rates paid for each of the major classifications of deposits for the 12 month periods ending December 31, 2004, 2003 and 2002, and excludes averages associated with discontinued operations:

	Average Deposit Balances and Rates Paid
	2004		2003		2002
	Average Balance	Average Rate Paid(2)	Average Balance	Average Rate Paid(2)	Average Balance	Average Rate Paid(2)
	(Dollars in thousands)
Noninterest-bearing demand	$61,872	0.00%	$55,463	0.00%	$56,994	0.00%
Interest-bearing demand	106,743	1.90	86,053	1.62	79,386	2.17
Savings	71,102	1.40	63,464	1.47	56,606	2.04
Time	204,893	2.83	247,417	3.24	274,552	3.81

Total (1)	$444,610	2.30	$452,397	2.60	$467,538	3.25

(1)	The rate paid on total average deposits represents the rate paid on total average interest-bearing deposits only.

(2)	Average rates paid are computed on expense and average balances from continuing operations.

Our average interest-bearing deposits decreased $14.2 million, or 3.6%, in 2004 from $396.9 million at December 31, 2003 to $382.7 million at December 31, 2004. This decrease occurred in time deposits and was partially offset by increases in interest-bearing demand and savings deposits. Average interest-bearing deposits decreased in 2003 by $13.6 million, or 3.3%, from $410.5 million at December 31, 2002. Average savings deposits and average time deposits increased 12.0% and decreased 17.2%, respectively, during 2004, compared to an increase of 12.1% and a decrease of 9.9%, respectively, during 2003. The movement in both savings and time deposits during 2004 and 2003 was related to the current low interest rate environment where customers chose to move their deposit money from longer term time deposits to shorter term savings deposits in anticipation of an upward rate movement. We have also tried to lower our overall cost of funds by aggressively managing our cost of time deposits. Average noninterest-bearing demand deposits increased 11.5% during 2004, compared to a decrease of 2.6% in 2003. Total average deposits decreased 1.7% in 2004 and decreased 3.2% in 2003, which related to the loss of more volatile time deposits as the Company lowered or held its rates paid on time deposits. The two categories of the Company’s lowest cost deposits, noninterest-bearing demand deposits and interest-bearing demand deposits, comprised the following percentages of the Company’s total average deposits during 2004, 2003 and 2002, respectively: (i) 13.9%, 12.3% and 12.2% of average noninterest-bearing demand deposits; and (ii) 24.0%, 19.0% and 17.0% of average interest-bearing demand deposits. Of total time deposits at December 31, 2004, approximately 24.7% were large denomination certificates of deposit and other time deposits of $100,000 or more, up slightly from 24.6% at December 31, 2003.

The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 2004 are summarized in the table below:

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

	December 31, 2004
	Time Certificates of Deposit	Other Time Deposits	Total
	(In thousands)
Maturing in three months or less	$4,716	$15,385	$20,101
Maturing in over three through six months.	4,247	—	4,247
Maturing in over six through twelve months	10,197	—	10,197
Maturing in over twelve months	29,776	—	29,776

Total	$48,936	$15,385	$64,321

Borrowed Funds

Borrowed funds consist primarily of short-term borrowings and long-term debt.

Total short-term borrowings remained level at $0.6 million at both December 31, 2004 and 2003.

Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and, since 1999, has been approved to borrow up to $38.0 million under the FHLBA’s “Convertible Advance Program.” As of December 31, 2004, Community Bank had borrowed the entire $38.0 million available under this program. These borrowings accrue interest at a fixed rate of 5.93% per annum and have a final maturity of March 1, 2010. These borrowings are subject to a call feature upon every quarterly payment date during the life of the obligation. The first call date for this advance was March 1, 2001, and the advance has not been called to date. These borrowings are secured under a specific lien agreement on qualifying mortgage instruments in Community Bank’s loan and investment portfolios. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA. The Company’s FHLBA long-term debt remained constant at $38.0 million for each December 31, 2003, 2002, and 2001.

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

The Company may elect to defer payments of interest due on the debentures for up to ten semiannual payment periods. The Company elected to defer the March 2002, September 2002, March 2003, September 2003 and March 2004 interest payments, but on September 8, 2004, the Company paid all deferred interest plus the accrued interest thereon totaling $3.7 million. The accrued interest payable on the debentures at December 31, 2004 was $0.3 million.

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

The Company made contributions to the ESOP that enabled the ESOP to make payments due under the ESOP loan and to make cash distributions to eligible participants. The Company made contributions of approximately $448,000 during the year ended December 31, 2004, $934,000 during the year ended December 31, 2003, and $604,000 during the year ended December 31, 2002. Under the terms of the ESOP, after a person ceases to be an employee of Community Bancshares and/or its affiliates, that person is no longer eligible to participate in the ESOP. In that case, the person may demand to receive, as a lump sum payment, all amounts accrued to his benefit under the ESOP as of the end of the year immediately preceding that person’s termination of employment with the Company.

Mr. Kennon R. Patterson, Sr., whose employment with the Company terminated in January 2003, has demanded to receive from the ESOP a total of approximately $298,000, representing the total amount accrued by Mr. Patterson during his participation in the ESOP. To enable the ESOP to make this lump sum cash payments, the Company may be required to contribute cash to the ESOP in addition to its ongoing requirement to make contributions to service the ESOP debt. As of December 31, 2003, the Company had denied Mr. Patterson’s request for payment and was evaluating its obligations to Mr. Patterson in light of Mr. Patterson’s recent indictment and the requirements of law applicable to ESOPs. As of December 31, 2004, the Company continues to deny the request for payment. The Company is hopeful that Mr. Patterson’s recent conviction related to charges under the indictment will help resolve the question regarding the ESOP payments in the Company’s favor.

The Company’s had long-term debt consisting of a FHLB borrowing and junior subordinated debt. Both mature beyond 5 years, but the following table sets forth expected interest expense on debt service for the next five years based on interest rates and repayment provisions as of December 31, 2004:

MATURITIES OF LONG-TERM DEBT

	2005	2006	2007	2008	2009
	(In thousands)
Interest on:
FHLB long-term debt	$2,285	$2,285	$2,285	$2,285	$2,285
Junior subordinated debt	1,088	1,088	1,088	1,088	1,088

	$3,373	$3,373	$3,373	$3,373	$3,373

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

The following is a discussion of the Company’s current cash flows and liquidity. The Company experienced an approximate $7.6 million increase in cash and cash equivalents during 2004, due primarily to cash flows from investing activities. Cash used by operating activities during 2004 was $1.7 million, compared to $6.7 million and $1.8 million for the years ended December 31, 2003 and December 31, 2002, respectively. Investing activities provided cash of $9.3 million during 2004, mostly through securities proceeds net of purchases. Financing activities used $28,000 of cash and cash equivalents during 2004, compared to its providing of $3.2 million and its use of $22.8 million during each of 2003 and 2002, respectively. Certificates of deposits decreased $20.9 million during 2004, but this was mostly offset by increases in cash from the growth of demand deposits, NOW deposits, and other savings deposits totaling $15.5 million.

The issuance of common stock (from both the capital raise and stock options exercised), net of transaction costs brought cash inflow of $8.5 million and $10.4 million in 2004 and 2003, respectively.

Community Bank represents the Company’s principal operating subsidiary and source of cash. Dividends paid by Community Bank historically have been the primary source of funds available to the Company to pay expenses, service debt and pay dividends to stockholders. Generally, the Federal Reserve Act, Section 23A, limits loans and extensions of credit from banks to their affiliated holding companies. The Company also receives cash from its subsidiaries for its portion of tax benefit on intercompany income tax settlements. The intercompany tax settlements, however, are only possible if the subsidiaries generate taxable income sufficient to pay income taxes. Community Bank discontinued paying the Company a management fee in 2003.

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

At the end of 2003, the Company’s management evaluated various alternatives to improve its cash flows, liquidity, and capital position. Since the Bank could not make payments to the Company without prior regulatory approval, the Company had relied, since April 2001, upon income tax refunds to fund its obligations. Such refunds resulted from carrybacks to prior years. Accordingly, to pay its ordinary expenses, as well as, debt service requirements and the expenses of litigation and restructuring, it was determined the Company needed additional capital. In addition, management believed, that as part of its plan to restore Community Bank’s profitability and grow in its core markets, it needed capital in order to dispose of other real estate owned and non-performing assets, to rationalize and/or sell certain branches, to refinance or repay approximately $3.2 million of long-term indebtedness, and to seek a restructuring of approximately $12.6 million of outstanding trust preferred securities obligations. Management believed that new capital was needed for these purposes.

As a result, during the fourth quarter of 2003, the Company commenced a private placement of its common stock, which it completed in the first quarter of 2004 raising total net capital of $18.3 million. The Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, as well as to one investor who purchased an additional 40,345 shares after December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock.

The terms of the Series 2003 noncumulative preferred stock are set forth in the certificate of designation of the Series 2003 Noncumulative Preferred Stock of Community Bancshares, Inc., which the Company has filed with the Secretary of State of the State of Delaware as part of its Certificate of Incorporation.

In connection with the offering, the Company entered into an engagement letter with FIG Partners, L.L.C., an affiliate of Burke Capital Group, L.L.C., pursuant to which FIG Partners agreed to serve as placement agent for the offering, and the Company agreed to grant to FIG Partners, upon the closing of the offering, a warrant to purchase shares of the Company’s common stock. In connection with the closing of the offering on February 20, 2004, the Company granted FIG Partners a warrant to purchase up to 140,187 shares of the Company’s common stock at an exercise price of $5.89 per share. The warrant expires on February 20, 2008, and, until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

As of December 31, 2003, the Company had used approximately $5.1 million of the net proceeds from this offering as follows:

•	$3.0 million to replace capital in Community Bank; and

•	$2.1 million to capitalize Community Funding which will purchase certain nonperforming assets from Community Bank thus lowering its level of nonperforming assets.

As of December 31, 2004, the Company had used an additional $11.3 million of the net proceeds from this offering as follows:

•	$3.2 million to pay off long-term debt;

•	$2.0 million to further supplement capital in Community Bank;

•	$4.3 million to pay deferred and accrued interest on junior subordinated debt; and

•	$1.8 million to further capitalize Community Funding so that it could purchase other real estate to protect Community Bank’s property acquired in the foreclosure of Kennon R. Patterson, Sr.’s real estate loan.

In addition, the Company will continue to use any remaining proceeds from this offering for general corporate purposes and other capital needs, in each case as permitted by the Company’s regulatory authorities and as determined by the Company’s Board of Directors and/or management to be in the best interests of the Company and its stockholders. The Company was unable to achieve a restructuring of its outstanding trust preferred securities obligations (junior subordinated debt).

Capital

The Company’s total stockholders’ equity at December 31, 2004 was 7.75% of total assets, as compared to 6.32% at December 31, 2003 and 7.10% at December 31, 2002. The increase in 2004 is primarily a result of additional net capital raised in early 2004. The decrease in 2003 was primarily due to net operating losses of $13.1 million which were mitigated by $10.4 million of net capital raised in the fourth quarter of 2003.

The following table summarizes the equity-to assets and dividend payout ratios for each of the last three years:

CAPITAL GROWTH RATIOS

	Years ended December 31,
	2004	2003	2002
Dividend payout ratio	0%	0%	0%
Average equity to average assets ratio	8.53	6.64	6.81

The Company’s return on average assets ratio, which is computed by dividing net income (loss) by average assets was 0.03%, (2.35)% and 0.14% for 2004, 2003 and 2002, respectively. The Company’s return on average equity ratio, which is computed by dividing net income (loss) by average stockholders’ equity, was 0.38%, representing an increase from 2003 due to net income of $177,000. The decrease in 2003 to (35.42)% was due to the net loss of $13.1 million.

The Company’s dividend payout ratio is determined by dividing the dividends per share by the basic net earnings or loss per share for the relevant period. The Company did not pay dividends in 2004, 2003 or 2002, and, therefore, the payout ratio remained zero.

The Company’s average equity to average assets ratio, which is computed by dividing average stockholders’ equity by average assets, is presented above. The increase in 2004 resulted from a 26.8% increase in average equity and a 1.2% decrease in average assets, while the decrease in 2003 was due to a 13.7% decrease in average stockholders’ equity during 2003, while average assets decreased by 11.6%.

In addition, the Company must satisfy the capital requirements established by the Company’s regulatory authorities, as described under “Business – Our Regulatory Environment” and “— Our Current Regulatory Restrictions.”

RESULTS OF OPERATIONS

Net Income and Earnings per share

The Company’s net income of approximately $0.2 million for 2004 represented an increase of $13.3 million from its net loss of $13.1 million for 2003, which was a $14.0 million decrease from the Company’s net income of approximately $0.9 million for the year ended December 31, 2002. When stated as changes in basic earnings (losses) per share, the basic earnings per share for the Company in 2004 was $0.02, an increase of $2.81 from the 2003 basic loss per share of $(2.79). The loss per share in 2003 reflected a $2.98 decrease from the 2002 basic earnings per share of $0.19 experienced by the Company. There are various factors contributing to the $13.3 million increase in 2004, including positive changes such as:

•	a decrease of approximately $11.7 million in noninterest expenses due to: (i) significant reductions in professional fees in 2004; (ii) decreased foreclosed assets and related costs in 2004 resulting from addressing identified problems in our loan portfolio; (iii) impairments on fixed assets recorded in 2003 as part of the Company’s branch rationalization decisions, and (iv) losses that were realized on certain pending litigation matters in 2003; and

•	a decrease of approximately $10.4 million in the provision for loan losses, reflecting our significant improvement in asset quality.

The above positive results were somewhat offset by negative factors including:

•	a decrease in noninterest income of $183,000 as a result of a $910,000 decrease in securities gains of which were mostly offset by increases in service charges and other noninterest income items;

•	a slight decline of approximately $184,000 in net interest income occurred in 2004, primarily due to: (i) lower levels of earning assets, resulting from the Company’s sale of sub-par and delinquent assets, as well as charge-offs, and (ii) lower yields on earning assets due to: (x) loans repricing at lower rates and (y) increased levels of investment securities, which typically have lower yields than loans; and

•	a decrease in tax benefits recognized of $8.5 million.

For the year ended December 31, 2003, the Company had a loss of approximately $13.1 million. In comparison, the Company reported a net income of approximately $904,000 for the year ended December 31, 2002. This approximately $14.0 million change is attributable to a variety of factors, including, among other things:

•	income of approximately $8.5 million from discontinued operations, which was recorded in the Company’s 2002 net income, and no similar income was realized in 2003;

•	an increase of approximately $7.1 million in noninterest expenses due to: (i) increased professional fees associated with continued litigation and regulatory issues the Company was confronting, (ii) increased foreclosed assets and related costs, as the Company identified and addressed problems in its loan portfolio and the resulting increase in foreclosed assets, (iii) impairments on fixed assets as part of the Company’s branch rationalization decisions, and (iv) losses that were realized on certain pending litigation matters;

•	a decline of approximately $4.6 million in net interest income occurred in 2003, primarily due to: (i) lower levels of earning assets, resulting from the Company’s decreased new loan growth and an increase in contractual and early payments, as well as charge-offs and foreclosures, and (ii) lower yields on earning assets due to: (x) an overall lower interest rate environment, (y) increased nonaccrual loans, and (z) increased levels of investment securities, which typically have lower yields than loans; and

•	an increase of approximately $1.4 million in the provision for loan losses, reflecting the Company’s continuing efforts to timely identify and resolve problem loans.

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

Net interest income for 2004 decreased approximately $184,000, or 0.9%, to approximately $18.7 million from approximately $18.9 million in 2003, compared to a decrease of approximately $4.6 million, or 19.6%, during 2003 from approximately $23.5 million in 2002. The relatively stable net interest income for 2004 was a result of declines in net interest income due to lower volumes of earning assets, and rates earned on those assets, offset by declines in interest expense due to both lower volumes of interest bearing liabilities and rates paid on those liabilities. The decrease in the Company’s net interest income for 2003 was due to a decrease in interest income that was partially offset by a decrease in interest expense. The “Rate/Volume Variance Analysis” below provides additional information regarding changes in the Company’s interest income, interest expense and net interest income due to changes in average balances and rates.

The Company’s interest income decreased approximately $1.8 million, or 5.4%, to $31.3 million in 2004 from $33.1 million in 2003. This decrease was due to a decrease of 34 basis points in the yield on average earning assets during 2004 together with a decrease of $2.4 million in the volume of average earning assets. The decreased yield was related to assets repricing at lower interest rates, while the decrease in the volume of the Company’s average earning assets was due to loan sales and charge-offs. For the year ended December 31, 2004, the Company experienced interest income on loans of $25.3 million, which was an 8.0% decrease from the interest income on loans in 2003 of $27.5 million. The primary reason for the decrease was lower volumes of loans from loan sales and charge-offs of loans which generally carry higher yields. Interest income for the year ended December 31, 2003 was $33.1 million representing a decrease of $7.5 million, or 18.4%, over interest income during 2002. This decrease was due to a decrease of 95 basis points in yield coupled with a $37.8 million decrease in average earning assets. Yield attributed to 52.1% of the decrease in interest income while volume attributed to 47.9%.

During 2004, the Company’s interest expense decreased approximately $1.7 million, or 11.9%, to approximately $12.6 million from approximately $14.3 million in 2003. This decrease resulted from a 3.7% decrease in average interest-bearing liabilities outstanding during 2004 due to lower levels of time deposits and other long-term debt, coupled with a decrease in the average rate paid on interest-bearing liabilities during 2004 of 25 basis points due to time deposits repricing at lower rates. Interest-bearing deposits are the major component of the Company’s interest-bearing liabilities, representing 87.8% in 2004, 87.7% in 2003 and 87.6% in 2002 of average total interest-bearing liabilities outstanding. Average interest-bearing deposits outstanding decreased in both 2003 and 2004 by $13.6 million and $14.2 million, respectively, and the rate paid on these average balances reflected a decrease of 30 basis points during 2004 and 65 basis points during 2003. For the year ended December 31, 2003, the Company’s interest expense totaled $14.3 million, representing a decrease of $2.9 million from the interest expense incurred during 2002. This decrease was due mostly to lower rates paid on interest-bearing liabilities. The increase in interest expense on long-term debt for the year ended December 31, 2003 was $200,000 due to interest accrued on deferred interest of trust preferred securities. The decrease in interest expense on long-term debt during 2004 was the result of lower volumes due to payoffs of those debts. Interest expense on FHLBA borrowings during 2004 of $2.3 million was stable compared to that of 2003 and 2002. Interest expense was high on junior subordinated debt at an average cost of 12.60% and 11.90% due to the fact that the Company was accruing interest on interest. On September 8, 2004, the Company paid all deferred and accrued interest and should now see that cost more in line with the debt instrument’s stated rate of 10.875%.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on the Company’s earning assets, is computed by dividing net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The Company’s net interest margin for 2004 was 3.84%, compared to 3.86% and 4.47% for 2003 and 2002, respectively. The main factors contributing to the decrease in the net interest margin for 2003 were declines in yields on earning assets of 34 basis points with declines in rates paid of only 25 basis points, coupled with a decline in average earning assets of $2.4 million and a decline in average interest-bearing liabilities of $16.6 million. We are pleased that net interest margin held steady during 2004.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread in 2004 was 3.54%, a decrease of 9 basis points from 2003, primarily as a result of greater decreases in assets yields than rates paid on liabilities. The net interest spread for 2003 decreased 44 basis points to 3.63% from the Company’s 2002 spread of 4.07% as the cost of interest-bearing sources of funds decreased only 51 basis points, but the yield on earning assets decreased 44 basis points. The Company has continuously seen decreases in both net interest margin and net interest spread during 2003 and 2004 as it has sought higher quality credits in its loan portfolio which generally results in lower asset yields. See the tables in this section below entitled “Consolidated Average Balances, Interest Income/Expenses and Yields/Rates” and “Rate/Volume Variance Analysis” for more information.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

	Years ended December 31,
	2004	2003	2002	2001	2000
Rate earned on earning assets	6.44%	6.78%	7.73%	8.95%	9.71%
Rate paid on borrowed funds	2.90	3.15	3.66	5.23	5.71
Interest rate spread.	3.54	3.63	4.07	3.72	4.00
Net interest margin	3.84	3.86	4.47	4.31	4.45

The “Consolidated Average Balances, Interest Income/Expenses and Yields/Rates” and the “Rate/Volume Variance Analysis” tables are presented on the following two pages. The Consolidated Average Balances/Interest Income/Expenses and Yields/Rates table presents, for the periods shown, the average balance of certain balance sheet items, the dollar amount of interest income from average earning assets and resultant yields, the interest expense and rate paid on average interest-bearing liabilities, and the net-interest margin. The Rate/Volume Variance Analysis table presents an analysis of changes in interest income, interest expense and net interest income attributable to changes in volume and interest rate.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

	Years ended December 31,
	2004			2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Assets (3)
Earning assets:
Loans, (1)(2)	$312,876	$25,251	8.07%	$330,941	$27,468	8.30%	$382,126	$33,506	8.77%
Investment securities:
Taxable	147,289	5,375	3.65	123,402	4,861	3.94	107,566	6,280	5.84
Tax-exempt	5,560	284	5.11	6,680	342	5.12	9,028	456	5.05

Total investment securities	152,849	5,659	3.70	130,082	5,203	4.00	116,594	6,736	5.78
Other interest-bearing assets	8,185	235	2.87	3,252	198	6.09	2,899	29	1.00
Federal funds sold	11,949	156	1.31	23,952	255	1.06	24,406	386	1.58

Total earning assets	485,859	31,301	6.44	488,227	33,124	6.78	526,025	40,657	7.73
Noninterest-bearing assets:
Cash and due from banks	27,779			28,315			20,927
Premises and equipment	21,678			24,456			34,133
Accrued interest and other assets.	26,098			26,544			13,315
Allowance for loan losses.	(11,598)			(10,951)			(7,511)
Average balances associated with discontinued operations	—			—			42,592

Total assets	$549,816			$556,591			$629,481

Liabilities and stockholders’ equity (3)
Interest-bearing liabilities:
Demand deposits	$106,743	2,026	1.90%	$86,053	1,391	1.62	$79,386	1,725	2.17
Savings deposits	71,102	997	1.40	63,464	930	1.47	56,606	1,154	2.04
Time deposits	204,893	5,793	2.83	247,417	8,017	3.24	274,552	10,474	3.81

	382,738	8,816	2.30	396,934	10,338	2.60	410,544	13,353	3.25
Short-term borrowings	364	4	1.10	365	3	82	2,126	36	1.69
FHLB long-term debt	38,000	2,291	6.03	38,000	2,285	6.01	38,000	2,266	5.96
Capitalized lease obligations	3,937	169	4.29	4,020	166	4.13	4,096	225	5.49
Junior subordinated debt	10,282	1,296	12.60	10,000	1,283	12.83	10,000	1,190	11.90
Other long-term debt	798	50	6.27	3,369	190	5.64	3,965	83	2.09

Total interest-bearing liabilities	436,119	12,626	2.90	452,688	14,265	3.15	468,731	17,153	3.66

Noninterest-bearing liabilities:
Demand deposits	61,872			55,463			56,994
Accrued interest and other liabilities	4,922			11,456			6,846
Stockholders’ equity	46,903			36,984			42,848
Average balances associated with discontinued operations	—			—			54,062

Total liabilities and stockholders’ equity	$549,816			$556,591			$629,481

Net interest income/net interest spread		18,675	3.54%		18,859	3.63%		23,504	4.07%

Net interest margin			3.84%			3.86%			4.47%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.

(2)	Income on loans, net of unearned income, includes loan fees.

(3)	All yields are computed on income/expense and average balances from continuing operations.

RATE/VOLUME VARIANCE ANALYSIS

	Average Volume			Change in Volume		Average Rate
	2004	2003	2002	2004-2003	2003-2002	2004	2003	2002
	(Dollars in thousands)
Earning Assets:
Loans	$312,876	$330,941	$382,126	$(18,065)	$(51,185)	8.07	8.30%	8.77%
Investment securities:
Taxable	147,289	123,402	107,566	23,887	15,836	3.65	3.94	5.84
Tax-exempt	5,560	6,680	9,028	(1,120)	(2,348)	5.11	5.12	5.05

Total investment securities	152,849	130,082	116,594	22,767	13,488	3.70	4.00	5.78
Other interest-bearing assets	8,185	3,252	2,899	4,933	353	2.87	6.09	1.00
Federal funds sold	11,949	23,952	24,406	(12,003)	(454)	1.31	1.06	1.58

Total earning assets	$485,859	$488,227	$526,025	$(2,368)	$(37,798)	6.44	6.78	7.73

Interest-bearing Liabilities:
Deposits:
Demand	$106,743	$86,053	$79,386	$20,690	$6,667	1.90	1.62	2.17
Savings	71,102	63,464	56,606	7,638	6,858	1.40	1.47	2.04
Time	204,893	247,417	274,552	(42,524)	(27,135)	2.83	3.24	3.81

Total interest-bearing deposits	382,738	396,934	410,544	(14,196)	(13,610)	2.30	2.60	3.25
Short-term borrowings	364	365	2,126	(1)	(1,761)	1.10	0.82	1.69
FHLB long-term debt	38,000	38,000	38,000	—	—	6.03	6.01	5.96
Capitalized lease obligations	3,937	4,020	4,096	(83)	(76)	4.29	4.13	5.49
Junior subordinated debt	10,282	10,000	10,000	282	—	12.60	12.83	11.90
Other long-term debt	798	3,369	3,965	(2,571)	(596)	6.27	5.64	2.09

Total interest-bearing liabilities	$436,119	$452,688	$468,731	$(16,569)	$(16,043)	2.90	3.15	3.66

Net interest spread						3.54%	3.63%	4.07%

Net interest margin						3.84%	3.86%	4.47%

						Variance Attributed to (1)
	Interest Income/Expense			Variance		2004		2003
	2004	2003	2002	2004-2003	2003-2002	Volume	Rate	Volume	Rate
	(Dollars in thousands)
Earning Assets:
Loans	$25,251	$27,468	$33,506	$(2,217)	$(6,038)	$(1,471)	$(746)	$(4,313)	$(1,725)
Investment securities:
Taxable	5,375	4,861	6,280	514	(1,419)	891	(377)	831	(2,250)
Tax-exempt	284	342	456	(58)	(114)	(57)	(1)	(120)	6

Total investment securities	5,659	5,203	6,736	456	(1,533)	834	(378)	711	(2,244)
Other interest-bearing assets	235	198	29	37	169	183	(146)	4	165
Federal funds sold	156	255	386	(99)	(131)	(149)	50	(7)	(124)

Total earning assets	$31,301	$33,124	$40,657	$(1,823)	$(7,533)	$(603)	$(1,220)	$(3,605)	$(3,928)

Interest-bearing Liabilities:
Deposits:
Demand	$2,026	1,391	$1,725	$635	$(334)	$369	$266	$134	$(468)
Savings	997	930	1,154	67	(224)	112	(45)	127	(351)
Time	5,793	8,017	10,474	(2,224)	(2,457)	(1,281)	(943)	(977)	(1,480)

Total interest-bearing deposits	8,816	10,338	13,353	(1,522)	(3,015)	(800)	(722)	(716)	(2,299)
Short-term borrowings	4	3	36	1	(33)	—	1	(20)	(13)
FHLB long-term debt	2,291	2,285	2,266	6	19	—	6	0	19
Capitalized lease obligations	169	166	225	3	(59)	(3)	6	45	(104)
Junior subordinated debt	1,296	1,283	1,190	13	93	36	(23)	—	93
Other long-term debt	50	190	83	(140)	107	(159)	19	(14)	121

Total interest-bearing liabilities	12,626	14,265	17,153	(1,639)	(2,888)	(926)	(713)	(705)	(2,183)

Net interest income	$18,675	$18,859	$23,504	$(184)	$(4,645)	$323	$(507)	$(2,900)	$(1,745)

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

At December 31, 2004, the Company’s allowance for loan losses was $4.6 million, representing a decrease of $9.8 million, or 68.1%, from the allowance at December 31, 2003. The provision for loan losses in 2004 was $987,000. At December 31, 2003, the allowance for loan losses was $14.4 million, which represented an increase of $4.6 million, or 46.9%, over the December 31, 2002 amount of $9.8 million. This increase in the overall level of the allowance for loan losses during 2002 and 2003 was primarily due to management’s decision to make continued provisions for loan losses to maintain the allowance at a level it deems appropriate to cover loan losses. This is reflective in the provisions for loan losses of $11.4 million and $10.1 million, including amounts related to discontinued operations, made by the Company in 2003 and 2002, respectively. Management continues to make provisions for current losses in the Company’s loan portfolio, as well as for any other deterioration in loans identified. During 2004, provisions decreased greatly as losses had previously been reserved for in 2003 and the Company sold most of its poor quality loans, thus eliminating the respective reserve required on those loans. This also decreased the levels of allowance for loan losses to total loans at December 31, 2004. As a percentage of total loans, net of unearned income, the allowance for loan losses decreased to 1.54% at December 31, 2004, compared to 4.51% at December 31, 2003, and 2.72% at December 31, 2002. Management believes that the Company’s allowance for loan losses at December 31, 2004 is adequate; however, no assurance can be given that additional losses may not occur or that additional provisions to the allowance for loan losses will not be necessary.

A provision for loan losses is charged against current earnings for the Company for any given period. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $987,000, $11.4 million and $10.1 million including amounts related to discontinued operations, in 2004, 2003 and 2002, respectively. This represented a decrease of $10.4 million, or 91.2%, in 2004, and an increase of $1.3 million, or 12.9%, in 2003. The provision for loan loss increased in 2003 as a result of continued high charge offs experienced by the Company as well as management’s determination that increased levels of provision were necessary based on its assessment of the quality of the loan portfolio and inherent losses within the portfolio. The provision for loan loss in 2002 was significantly higher due to increased loan charge-offs during the year as a result of the deteriorating quality of the loan portfolio.

Loan charge-offs exceeded recoveries for the Company by $10.7 million in 2004, a 57.4% increase from the excess experienced in 2003. The excess of loan charge-offs over recoveries during 2003 amounted to $6.8 million, which represented a slight decrease, 1.4%, from the excess of $6.9 million experienced during 2002. The high levels of loan charge-offs during 2004 occurred for several reasons. First, charge-offs of $4.1 million resulted from loan sales as loans designated to be sold were written down to the bid price received from the purchaser. Second, a charge-off of $2.2 million resulted from the foreclosure of Heritage Valley Farms, the property securing the real estate loan to our former Chairman, Kennon R. Patterson, Sr. The remaining $4.4 million was from normal charge-offs, and was lower than in prior years. Since the Company’s poor quality loans have been sold, we presently expect significant improvement in future charge-offs; however, we make no assurance that this will be the case.

The following table sets forth certain information with respect to the Company’s loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2004:

SUMMARY OF LOAN LOSS EXPERIENCE

	2004	2003	2002	2001	2000
	(In thousands)
Allowance for loan losses at beginning of period	$14,358	$9,784	$7,292	$7,107	$2,603
Loans charged off:
Commercial, financial and agricultural.	3,888	1,203	2,033	1,056	620
Real estate - mortgage.	6,046	2,629	1,106	726	319
Consumer.	2,226	3,439	4,169	4,785	4,114

Total loans charged off	12,160	7,271	7,308	6,567	5,053

Recoveries on loans previously charged off:
Commercial, financial and agricultural	517	60	44	7	10
Real estate - mortgage.	272	26	57	40	2
Consumer.	651	378	343	391	256

Total recoveries.	1,440	464	444	438	268

Net loans charged off.	10,720	6,807	6,864	6,129	4,785
Reserves (sold) acquired through (branch divestitures) acquisitions	—	—	(752)	—	—
Provision for loan losses included in continuing operations	987	11,381	10,033	6,096	7,573
Provision for loan losses included in discontinued operations	—	—	75	218	1,716

Allowance for loan losses at end of period	$4,625	$14,358	$9,784	$7,292	$7,107

Loans at end of period	$300,380	318,028	$359,184	$501,519	$528,316

Average loans, net of unearned income, outstanding for the period (*)	$312,876	$330,941	$419,337	$516,954	$522,301

	2004	2003	2002	2001	2000
Ratios:
Allowance for loan losses to loans, net of unearned income, at end of period	1.54%	4.51%	2.72%	1.45%	1.35%
Allowance for loan losses at end of period to average loans, net of unearned income (*)	1.48	4.34	2.33	1.41	1.36
Net charge-offs to average loans, net of unearned income (*)	3.43	2.06	1.64	1.19	0.92
Net charge-offs to allowance for loan losses, at end of period	231.78	47.41	70.16	84.05	67.33
Recoveries to prior year charge-offs	19.80	6.35	6.76	8.67	5.17

(*)	Average loans, for this purpose, include those associated with discontinued operations.

Management allocated the allowance for loan losses to specific loan classes, as of the dates indicated, as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Domestic loans
Commercial, financial and agricultural	$509	11%	$2,297	16%	$2,678	27%	$802	11%	$711	10%
Real estate - mortgage	3,006	65	5,456	38	3,696	38	583	8	497	7
Consumer	1,110	24	6,605	46	3,410	35	5,907	81	5,899	83

	$4,625	100%	$14,358	100%	$9,784	100%	$7,292	100%	$7,107	100%

The Bank has been engaged in enhanced reviews of its loan approval and credit grading processes. The Bank has sought to better price its loans consistent with its costs of funds and its assessment of potential credit risk. These efforts have had the effect of slowing the Bank’s loan growth as well as resulting in a larger allowance for loan losses as risks are being identified better.

Management believes that the $4.6 million allowance for loan losses at December 31, 2004, (representing 1.54% of total outstanding loans), was adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances, generally, including current economic events, or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provisions to the allowance for loan losses.

The ratio of allowance for loan losses to total nonperforming assets decreased to 35.58% at December 31, 2004 from 59.62% of total nonperforming assets, due to the decrease in allowance for loan losses. The same ratio increased during 2003, from 43.95% at December 31, 2002. The increase in this ratio for 2003 and 2001 resulted from the substantial increase in the Company’s allowance for loan losses during 2003 as it was needed as a result of poor credit standards of the past. The ratio of total nonperforming loans to total loans, net of unearned income, was 0.06% at December 31, 2004, a decrease from the 5.42% at December 31, 2003, due to much lower non performing loan balances resulting from loan sales during 2004. The ratio of total nonperforming loans to total loans, net of unearned income, was 4.06% at December 31, 2002. The ratio of total nonperforming assets to total assets was 2.35% at December 31, 2004, a decrease from the ratio at December 31, 2003 of 4.31%, primarily due to lower nonperforming assets, resulting also from the loan sale. The ratio of total nonperforming assets to total assets was 3.92% at year end 2002. There were no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed as a category of loans at December 31, 2004, 2003 and 2002. See “Financial Condition – Nonperforming Assets and Past Due Loans” above for further discussion and detail.

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

During 2004, the Company’s noninterest income was $6.8 million, representing a decrease of $0.2 million, or 2.6%, from the noninterest income experienced by the Company in 2003. The decrease in 2004 primarily resulted from lower net securities gains as the Company restructured its portfolio in 2003 and was able to take gains on securities sold in the restructuring.

Service charges on deposit accounts increased 8.7% in 2004 and decreased 11.5% during 2003. The decrease during 2003 primarily was attributable to the decline in insufficient check charges, while the increase in 2004 was also attributable to insufficient check charges as the Company implemented a courtesy overdraft program in early 2004. This program is designed to pay customers’ insufficient funds checks rather than returning them while at the same time collecting a fee for that service. Insurance commissions increased by 25.9% during 2004, improving in two ways. First, by increased efforts at both Community Bank and Community Credit to sell credit life insurance on its consumer loans which resulted in additional income of $235,000, and second, increased commissions of $296,000 at Community Insurance in its sales of property, casualty and life insurance. Debt cancellation fees declined 167.5% and, in fact, were negative in 2004, as a result of the Company’s no longer selling debt cancellation, but credit life insurance instead. The ($54) resulted from refunds of previously collected fees on loans paid off prior to maturity. Other operating income comprised of various other service fees increased 21.4% in 2004, and decreased 18.5% in 2003. However, the 2004 other operating income includes the $450,000 settlement to Community Bank in the fidelity bond litigation. Other operating income for 2003 includes a $113,000 sign-on bonus from Community Bank’s check order provider that was not reoccurring income. Components of other operating income reflecting decreases in both years were fee income associated with wire transfers, safe deposit box rentals, and other miscellaneous service fees.

NONINTEREST INCOME

	Years ended December 31,			Percent Change
	2004	2003	2002	2004/2003	2003/2002
	(In thousands)
Service charges on deposits	$2,837	$2,611	$2,950	8.7%	(11.5)%
Insurance commissions	2,580	2,049	2,237	25.9	(8.4)
Securities gains, net	193	1,103	653	(82.5)	68.9
Bank club dues	350	409	438	(14.4)	(6.6)
Debt cancellation fees	(54)	80	233	(167.5)	(65.7)
Other operating income	925	762	935	21.4	(18.5)

	$6,831	$7,014	$7,446	(2.6)	(5.8)

Noninterest Expenses

Noninterest expenses in 2004 improved significantly, down $11.7 million, or 32.4% from the high levels experienced in 2003 and have also improved compared to 2002 levels. Almost every category of noninterest expenses improved during 2004 from 2003 levels. Salaries and benefits expenses are down $0.9 million or 6.8% in 2004 as a result of slight declines in salary, but significant declines in benefit costs. The Company froze its defined benefit plan on December 31, 2003 and implemented a more cost effective 401(k) plan, saving the Company in excess of $600,000 annually. Expenses related to the Company’s ESOP were reduced in 2004 by more than $417,000 from 2003. During 2003, the Company was required to make increased contributions to the ESOP related to the pay-out of benefits to terminated employees. Occupancy and furniture and equipment expenses have remained relatively stable despite the Company’s increased investment in technology during the past year. Foreclosed assets, net, disposal or impairment of assets and litigation expenses have all decreased at levels well above 80% from 2003. During 2003, the Company expensed significant amounts related to writedowns in values of other real estate owned. The Company also recognized impairment losses during 2003 of $1.6 million on three office buildings and outdated equipment as it evaluated its investment in fixed assets. Litigation expenses were high in 2003 as the Company reasonably estimated and recognized expenses on potential settlements that it determined probable to settle. In 2004, legal fees and other professional services declined $1.6 million and $1.2 million, respectively, as the Company incurred significant fees in 2003 due to regulatory orders and pending litigation. We believe that the fees will decrease further in the future as the Company receives relief from regulatory orders and experiences a reduction in pending litigation. Holding cost on foreclosed assets was up slightly in 2004 at $328,000 compared to $297,000 in 2003. This expense may remain at similar levels during 2005, especially until the Company is able to sell Heritage Valley Farms, currently recorded in other real estate owned at a carrying value of $6.4 million. The largest dollar increase in 2004 was for telephone and data communications expense, which increased $162,000, or 23.4%, as a result of increased data line costs required for the installation of the Company’s wide area network.

The Company’s noninterest expenses incurred during 2003 amounted to $36.2 million, representing an increase of $7.1 million, or 24.5%, over the noninterest expenses incurred during the year ended December 31, 2002, primarily related to asset impairments, litigation losses, increased insurance costs, and increased legal and other professional service fees. The primary component of the Company’s noninterest expenses is salaries and employee benefits, which decreased $0.7 million or 4.8%, during 2003, primarily as a result of the net effect of the termination of the former Chairman and Chief Executive Officer of the Company, offset by an increase in staff positions that were added to build a more effective management team. The Company has also centralized more backroom operations in an attempt to reduce overall staffing levels. As discussed previously, losses on foreclosed assets, losses on impairment or disposal of assets and litigation losses increased substantially in 2003. Also, as a result of these lawsuits, as well as regulatory matters, legal fees were at extremely high levels in 2003 at $2.7 million. Other professional services expenses for 2003 were $1.7 million, up 30.7% from $1.3 million for 2002. This expense increase in 2003 is attributable to the necessity to hire an outside firm to investigate payments made in connection with several construction projects of Community Bank as well as fees paid in connection with investigations and litigation to which the Company is party or in which the Company was involved.

Noninterest expenses and the percent changes therein for 2004, 2003 and 2002 are shown in the following table.

NONINTEREST EXPENSES

	Years ended December 31,			Percent Change
	2004	2003	2002	2004/2003	2003/2002
	(In thousands)
Salaries and employee benefits	$12,823	$13,763	$14,455	(6.8)%	(4.8)%
Occupancy	2,283	2,351	2,276	(2.9)	3.3
Furniture and equipment	1,548	1,542	1,651	(0.4)	(6.6)
Director and committee fees	369	468	444	(21.2)	5.4
Foreclosed assets, net	590	3,309	1,260	(82.2)	162.6
Disposal or impairment of assets	246	2,051	(215)	(88.0)	1,054.0
Litigation, fraud, burglary	47	2,537	561	(98.1)	352.2
Amortization of intangibles-other	79	79	77	—	2.6
Advertising	119	44	45	170.5	(2.2)
Insurance	1,230	1,239	832	(0.7)	48.9
Legal fees	1,099	2,687	1,962	(59.1)	37.0
Other professional services	502	1,711	1,309	(70.7)	30.7
Supplies	526	572	590	(8.0)	(3.1)
Postage	307	295	289	4.1	(2.1)
Telephone and data communications	853	691	598	23.4	15.6
Training and education	88	85	35	3.5	142.9
Holding cost on foreclosed assets	328	297	253	10.4	17.4
Other	1,429	2,458	2,649	(41.9)	(7.2)

	$24,466	$36,179	$29,071	(32.4)	24.5

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

The estimated impact on Community Bank’s net interest income sensitivity over a one year time horizon at December 31, 2004 follows. Such analysis assumes an immediate and proportional shift in interest rates and assumes interest-bearing transaction accounts will reprice immediately.

INTEREST RATE SENSITIVITY

	-100 Basis Points	Level	+100 Basis Points
	(Dollars in thousands)
December 31, 2004:
Prime rate	4.25	5.25	6.25

Interest income	$28,337	$29,896	$31,294
Interest expense	13,562	14,986	16,411

Net interest income	$14,775	$14,910	$14,883

Dollar change from level	$(135)		$(27)
Percentage change from level	(0.90)%		(0.18)%

December 31, 2003:
Prime rate	3.00%	4.00%	5.00%

Interest income	$30,903	$32,593	$33,828
Interest expense	12,224	12,904	14,282

Net interest income	$18,679	$19,689	$19,546

Dollar change from level	$(1,010)		$(143)
Percentage change from level	(5.13)%		(0.73)%

As shown above, in both a 100 basis point rising rate environment and 100 basis point falling rate environment, the net interest margin is projected to decrease minimally. These percent changes from a level rate scenario fall comfortably within Community Bank’s ALCO policy limit of +/-10.00%.

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

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the Company’s assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates. During 2004, the prime interest rate increased 125 basis points to 5.25% at December 31, 2004 from 4.00% at December 31, 2003.

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

Off-Balance Sheet Arrangements

As of December 31, 2004, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2004	2003
	(in thousands)
Commitments to grant loans	$24,026	$15,097
Standby letters of credit	465	194

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

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Almost all letters-of-credit issued by the Company have expiration dates within one year, but the majority is automatically renewable for the beneficiary. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company occasionally holds collateral supporting those commitments, and at December 31, 2004 and 2003 such collateral amounted to $122,880 and $90,180, respectively.

Contractual Obligations

The table below shows the Company’s future contractual obligations as of December 31, 2004:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
FHLB long-term debt	$38,000,000	$—	$—	$—	$38,000,000
Junior subordinated debt	10,310,000	—	—	—	10,310,000
Capitalized lease obligations	7,205,118	272,749	545,498	545,498	5,841,373
Operating lease obligations	1,902,291	469,283	710,038	414,729	308,241

Total	$57,417,409	$742,032	$1,255,536	$960,227	$54,459,614

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Community Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Community Bancshares, Inc. and subsidiaries (Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Montgomery, Alabama

March 29, 2005

Community Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2004	2003
Assets
Cash and due from banks	$33,669,110	$27,323,304
Interest-bearing deposits in banks	5,368,342	3,306,916
Federal funds sold	13,475,000	14,290,000

Cash and cash equivalents	52,512,452	44,920,220
Securities available for sale	147,167,933	156,270,593
Loans held for sale	—	1,821,221
Loans, net of allowance for loan losses of $4,624,584 and $14,357,624	295,754,943	301,849,451
Capitalized lease receivable	2,863,755	2,959,818
Accrued interest receivable	2,766,104	3,260,957
Premises and equipment, net	21,177,897	22,796,143
Goodwill and other intangible assets, net	2,366,107	2,445,524
Foreclosed assets	11,126,227	6,945,494
Other assets	17,688,360	15,285,190

Total assets	$553,423,778	$558,554,611

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$70,279,948	$56,255,701
Interest-bearing	378,346,834	397,689,888

Total deposits	448,626,782	453,945,589
Other short-term borrowings	621,490	600,000
FHLB long-term debt	38,000,000	38,000,000
Capitalized lease obligations	3,893,234	3,976,367
Other long-term debt	—	3,168,502
Trust preferred securities	—	10,000,000
Junior subordinated debentures	10,310,000	—
Accrued interest payable	1,729,478	4,248,861
Other liabilities	7,366,030	9,297,672

Total liabilities	510,547,014	523,236,991

Commitments and contingencies (Notes 13 and 15)
Stockholders’ equity
Preferred stock (par value $.10 per share; 200,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.10 per share; 20,000,000 shares authorized; 8,701,162 and 6,978,671 shares issued as of December 31, 2004 and 2003, respectively; 2,191,897 shares are exchangeable)	870,116	697,868
Additional paid-in-capital	49,162,306	40,996,918
Stock warrants outstanding	242,524	—
Treasury common stock, at cost (99,869 and 86,888 shares, as of December 31, 2004 and 2003, respectively)	(980,428)	(894,029)
Retained earnings (deficit)	(1,899,382)	(2,075,986)
Unearned ESOP common stock (106,092 and 123,111 shares as of December 31, 2004 and 2003, respectively)	(1,571,058)	(1,741,248)
Accumulated other comprehensive income (loss)	(2,947,314)	(1,665,903)

Total stockholders’ equity	42,876,764	35,317,620

Total liabilities and stockholders’ equity	$553,423,778	$558,554,611

See accompanying summary of accounting policies and notes to consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31,
	2004	2003	2002
Interest income:
Loans, including fees	$25,250,808	$27,468,365	$33,505,597
Interest on investment securities:
Taxable securities	5,374,728	4,861,422	6,280,795
Tax-exempt securities	284,256	341,729	455,769
Federal funds sold	155,732	255,118	386,050
Other	235,914	198,030	29,148

Total interest income	31,301,438	33,124,664	40,657,359

Interest expense:
Deposits	8,816,360	10,337,974	13,352,690
Short-term borrowings	3,667	3,229	36,423
FHLB long-term debt	2,290,955	2,284,698	2,265,919
Capitalized lease obligations	169,301	165,713	224,846
Junior subordinated debentures	1,296,227	1,283,055	1,189,936
Other long-term debt	49,706	190,147	82,918

Total interest expense	12,626,216	14,264,816	17,152,732

Net interest income	18,675,222	18,859,848	23,504,627
Provision for loan losses	987,439	11,381,491	10,032,545

Net interest income, after provision for loan losses	17,687,783	7,478,357	13,472,082

Noninterest income:
Service charges on deposits	2,836,595	2,610,900	2,949,665
Insurance commissions	2,580,848	2,048,840	2,237,051
Bank club dues	350,102	409,065	437,977
Debt cancellation fees	(54,160)	80,383	233,142
Securities gains, net	193,124	1,102,967	653,442
Other	924,891	761,909	934,242

Total noninterest income	6,831,400	7,014,064	7,445,519

Noninterest expense:
Salaries and employee benefits	12,822,567	13,763,416	14,454,500
Occupancy	2,283,492	2,350,594	2,275,815
Furniture and equipment	1,548,381	1,541,945	1,650,657
Insurance	1,230,663	1,239,043	832,000
Director and committee fees	368,850	467,767	443,600
Professional services	1,600,040	4,398,346	3,271,173
Foreclosed assets, net	589,997	3,308,917	1,260,312
Disposal or impairment of assets, net	246,343	2,051,106	(214,614)
Litigation, fraud or burglary	46,837	2,537,483	560,871
Other	3,728,516	4,520,678	4,536,226

Total noninterest expense	24,465,686	36,179,295	29,070,540

Income (loss) from continuing operations before income taxes	53,497	(21,686,874)	(8,152,939)
Income taxes	123,107	8,586,926	3,129,806

Income (loss) from continuing operations	176,604	(13,099,948)	(5,023,133)

See accompanying summary of accounting policies and notes to consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations - continued

	Years ended December 31,
	2004	2003	2002
Discontinued operations:
Income from operations of divested branches (2002 includes gain on disposal of $8,071,985)	—	—	8,504,062
Income taxes	—	—	(2,576,731)

Net income (loss)	$176,604	$(13,099,948)	$904,198

Earnings (loss) per share – Income (loss) from continuing operations:
Basic	$0.02	$(2.79)	$(1.08)
Diluted	$0.02	$(2.79)	$(1.08)

Earnings (loss) per share – Net income (loss):
Basic	$0.02	$(2.79)	$0.19
Diluted	$0.02	$(2.79)	$0.19

See accompanying summary of accounting policies and notes to consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2004, 2003 and 2002

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Stock Warrant Outstanding	Treasury Common Stock	Retained Earnings	Unearned ESOP Common Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	4,808,331	480,833	30,753,008	—	(396,768)	10,119,764	(2,317,902)	(244,102)	38,394,833

Comprehensive income:
Net income - 2002	—	—	—	—		904,198	—	—	904,198
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—	—	—	—		1,757,132	1,757,132
Change in additional pension liability net of tax effect	—	—	—	—	—	—		(1,072,280)	(1,072,280)

Total comprehensive income									1,589,050

Reclassification adjustment for inventory of unreleased common stock	—	—	(65,094)	—	—		65,094	—	—
Common stock retired	(17,922)	(1,792)	—	—	—	—	—		(1,792)
Common stock issued in lieu of cash paid for directors’ fees at $18 per share	19,680	1,968	194,833	—	—	—	—	—	196,801
Release of ESOP common stock	—	—	(75,885)	—	—	—	252,950		177,065
Treasury common stock acquired	—	—	—	—	(45,000)	—	—	—	(45,000)

Balance at December 31, 2002	4,810,089	481,009	30,806,862	—	(441,768)	11,023,962	(1,999,858)	440,750	40,310,957

Comprehensive income:
Net loss - 2003	—	—	—	—		(13,099,948)	—		(13,099,948)
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—	—	—	—	—	(2,115,156)	(2,115,156)
Change in additional pension liability net of tax effect	—	—	—	—	—	—		8,503	8,503

Total comprehensive loss									(15,206,601)

Issuance of common stock at $5.35 per share	2,151,552	215,156	11,295,653	—	—	—	—	—	11,510,809
Common stock issuance costs	—	—	(1,145,528)	—	—	—	—	—	(1,145,528)
Common stock issued in lieu of cash paid for directors’ fees at $7.00 per share	17,030	1,703	117,514	—	—	—	—	—	119,217
Release of ESOP common stock	—	—	(77,583)	—	—	—	258,610	—	181,027
Treasury common stock acquired	—	—	—	—	(452,261)	—	—	—	(452,261)

Balance at December 31, 2003	6,978,671	697,868	40,996,918	—	(894,029)	(2,075,986)	(1,741,248)	(1,665,903)	35,317,620
Comprehensive income:
Net income - 2004	—	—	—	—		176,604	—	—	176,604
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	(795,642)	(795,642)
Change in additional pension liability net of tax effect	—	—	—	—	—	—	—	(485,769)	(485,769)

Total comprehensive loss	—	—	—	—	—	—	—	—	(1,104,807)

Issuance of common stock at $5.35 per share	1,586,771	158,676	8,330,549	—	—	—	—	—	8,489,225
Common stock issuance costs	—	—	(825,844)	242,524	—	—	—	—	(583,320)
Common stock options exercised	115,000	11,500	603,750	—	—	—	—	—	615,250
Common stock issued in lieu of cash paid for directors’ fees at $5.35 per share	20,720	2,072	108,478	—	—	—	—	—	110,550
Release of ESOP common stock	—	—	(51,545)	—	—	—	170,190	—	118,645
Treasury common stock acquired	—	—	—	—	(86,399)	—	—	—	(86,399)

Balance at December 31, 2004	8,701,162	$870,116	$49,162,306	$242,524	$(980,428)	$(1,899,382)	$(1,571,058)	$(2,947,314)	$42,876,764

See accompanying summary of accounting policies and notes to consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$176,604	$(13,099,948)	$904,198
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	987,439	11,381,491	10,107,671
Depreciation and amortization	1,637,726	1,760,925	1,962,459
Net amortization of securities	890,291	999,262	350,461
Deferred tax (benefit) expense	(123,107)	(4,121,696)	(573,197)
Realized investment security gains	(193,124)	(1,102,967)	(653,442)
Gain on sale of branches	—	—	(8,071,985)
Loss (gain) on sale or impairment of premises and equipment	(18,708)	1,730,688	(214,614)
Realized losses on foreclosed assets	589,997	3,308,917	1,260,312
Decrease in accrued interest receivable	494,853	1,108,791	2,038,029
Increase (decrease) in accrued interest payable	(2,519,383)	626,096	(121,194)
Other	(3,613,213)	4,123,366	(5,195,659)

Net cash provided by (used in) operating activities	(1,690,625)	6,714,925	1,793,039

Investing activities:
Proceeds from sales, calls and pay downs of securities available for sale	72,199,900	113,456,934	88,623,292
Proceeds from maturity of securities available for sale	—	18,400,000	15,000,000
Purchase of securities available for sale	(65,120,478)	(167,647,610)	(102,613,924)
Cash disbursed in settlement of branch divestitures	—	—	(32,054,765)
Loan originations and principal collections, net	2,283,717	28,147,440	37,327,124
Proceeds from sale of premises and equipment	914,970	135,492	1,561,134
Purchased additions to foreclosed assets	(3,422,084)	—	—
Additions to premises and equipment	(836,325)	(1,047,599)	(846,654)
Net proceeds from sale of foreclosed assets	3,290,954	3,323,079	982,581

Net cash provided by (used in) investing activities	9,310,654	(5,232,264)	7,978,788

Financing activities:
Net increase (decrease) in demand deposits, NOW accounts, savings and time open deposit accounts	15,546,854	47,200,514	(2,598,896)
Net decrease in certificates of deposit	(20,865,661)	(52,718,729)	(16,563,095)
Net increase (decrease) in short-term borrowings	21,490	(1,125,133)	(2,634,794)
Decrease in capitalized lease obligations	(83,133)	(81,802)	(93,589)
Repayment of long-term debt	(3,168,502)	(409,185)	(911,848)
Issuance of common stock, net of transaction costs	8,521,155	10,365,281	—

Net cash provided by (used in) financing activities	(27,797)	3,230,946	(22,802,222)

Net change in cash and cash equivalents	7,592,232	4,713,607	(13,030,395)
Cash and cash equivalents, beginning of year	44,920,220	40,206,613	53,237,008

Cash and cash equivalents, end of year	$52,512,452	$44,920,220	$40,206,613

See accompanying summary of accounting policies and notes to consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – continued

	Years ended December 31,
	2004	2003	2002
Supplemental cash flow disclosures:
Interest paid on deposits and borrowed funds	$15,145,599	$13,638,720	$17,929,967
Income taxes paid (refunded)	—	(1,376,570)	2,266,517

Schedule of non-cash investing and financing activities:
Foreclosure of other real estate owned	5,027,238	6,911,778	4,867,504
Foreclosure of other assets	959,648	2,494,619	3,215,025
Loan charge-offs, net of recoveries	10,720,479	6,808,136	6,863,579

See accompanying summary of accounting policies and notes to consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations: Community Bancshares, Inc. and its subsidiaries (the “Company”) provide a full range of banking services to individual and corporate customers in eleven counties in Alabama – Blount, Cullman, Dekalb, Etowah, Lauderdale, Limestone, Madison, Marshall, Morgan, Marion, Walker, Winston, Marengo, Perry, St. Clair and Talledega. Community Bancshares, Inc. conducts its operations through Community Funding Corporation and Community Bank and its subsidiaries, 1st Community Credit Corporation, Community Insurance Corp., Southern Select Insurance, Inc., and Community Appraisals, Inc. collectively (the “Bank”).

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

Securities: Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

All current year interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. All prior year interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against the allowance for loan losses. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

From time to time, the Company may utilize interest rate swap agreements to convert a portion of its variable-rate debt to a fixed rate, a “cash flow hedge,” and to convert a portion of its fixed rate loans to a variable rate, a “fair value hedge.” Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged.

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

Beginning January 1, 2001, in accordance with SFAS 133, hedges of variable rate debt are accounted for as cash flow hedges, with changes in fair value recorded in derivative assets or liabilities and other comprehensive income. The net settlement (upon close out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedges debt. Hedges of fixed rate loans are accounted for as fair value hedges, with changes in fair value recorded in derivative assets or liabilities and loan interest income. The net settlement (upon close out or termination) that offsets changes in the value of the loans adjusts the basis of the loans and is deferred and amortized to loan interest income over the life of the loans. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in noninterest income.

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

Stock Compensation Plans: Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option program have no intrinsic value at the grant date, and under APB 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied utilizing the Black-Scholes valuation method. The pro forma disclosures include the effects of all unexpired awards granted. See Note 19. Effective July 1, 2005,

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

the Company plans to adopt the provisions of SFAS 123R, which will require compensation expense to be recognized for share-based payment.

Earnings per Common Share: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potentially dilutive common shares and common stock equivalents had been issued, as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	Years ended December 31,
	2004	2003	2002
Net income (loss)	$176,604	$(13,099,948)	$904,198
Less: preferred stock dividends	—	—	—

Net income (loss) applicable to common stock	176,604	(13,099,948)	904,198

Weighted average number of common shares outstanding	8,270,870	4,695,380	4,642,182
Effect of dilutive common stock equivalents	79,621	—	—

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	$8,350,491	4,695,380	4,642,182

As of December 31, 2004, 874,500 antidilutive stock options were outstanding. These options could potentially dilute earnings per common share in the future.

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

Compensated Absences: The Company has accrued a liability for employees’ compensation for future absences under its 2004 vacation policy. This policy only applies to 2004 and obliges the Company to pay accrued vacation for employees attributable to services already rendered. Under the 2004 policy, an employee’s unused vacation accumulated and was paid upon termination and was carried over at year end. At December 31, 2004, the Company accrued $222,000 of compensation expense. Beginning January 1, 2005, this vacation policy was abandoned so that no future expense would be incurred.

Debt Cancellation Contracts: The Company began issuing debt cancellation contracts on certain loans to customers as of October 1, 1995. The contract represents an agreement by the Company to cancel the debt of the borrower upon said borrower’s death. The Company charges fees equivalent to that authorized by the state banking authorities and establishes a reserve account, from fees collected, to cover potential claims. The reserve for debt cancellation contracts totaled $163,459 and $269,862 at December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company no longer sells debt cancellation contracts and therefore recognizes no associated revenue.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs were $119,000, $44,000 and $45,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The components of other comprehensive income, and related tax effects, are as follows:

	December 31,
	2004	2003	2002
Unrealized holding gains on available for sale securities	$(1,132,945)	$(2,422,292)	$3,581,995
Reclassification adjustment for gains realized in income	(193,124)	(1,102,967)	(653,442)

Net unrealized gains	(1,326,069)	(3,525,259)	2,928,553
Tax effect	530,427	1,410,103	(1,171,421)

Net of tax amount	(795,642)	(2,115,156)	1,757,132

Additional minimum pension liability	(809,615)	76,057	(1,696,906)
Tax effect	323,846	(67,554)	624,626

Net of tax amount	(485,769)	8,503	(1,072,280)

	$(1,281,411)	$(2,106,653)	$684,852

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
	2004	2003	2002
Net unrealized gain (loss) on securities available for sale	$(2,329,612)	$(1,003,543)	$2,521,716
Tax effect	931,845	401,417	(1,008,686)

Net of tax amount	(1,397,767)	(602,126)	1,513,030

Additional pension minimum liability recognition	(2,582,578)	(1,772,963)	(1,696,906)
Tax effect	1,033,031	709,186	624,626

Net of tax amount	(1,549,547)	(1,063,777)	(1,072,280)

Accumulated other comprehensive income (loss)	$(2,947,314)	$(1,665,903)	$440,750

Reclassification: Certain amounts in 2003 and 2002 have been reclassified to conform to the 2004 presentation.

Recent Accounting Pronouncements:

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2002 has had no effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (“QSPEs”) and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the Company’s consolidated financial statements.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation’s provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004. As discussed in Note 9 the Company adopted FIN 46 on March 31, 2004.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123 and supersedes Opinion 25. The new standard, which will be effective for the Company in the third quarter of 2005, requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward guidance on accounting for awards with non-employees. If an equity award is modified after grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Company is evaluating the impact on the Company’s results of operations from adopting SFAS 123R, but expects it to be comparable to the pro forma effects of applying the original SFAS 123 (see Note 19).

Note 2 – Cash and Amounts Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2004 and 2003, these reserve balances amounted to $18,000 and $114,000, respectively. The bank also maintains deposits with the Federal Home Loan Bank of Atlanta of which $2.3 million and $0.9 million were pledged as collateral on the Bank’s FHLB borrowing at December 31, 2004 and 2003, respectively.

Note 3 – Investment Securities

At December 31, 2004 and 2003, the Company’s investment securities are categorized as available for sale and, as a result, are stated at their fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity (accumulated other comprehensive income), until realized.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2004:
U. S. Government and agency securities	$59,588,122	$20,557	$1,079,949	$58,528,730
State and municipal securities	5,453,567	—	—	5,453,567
Mortgage-backed securities	80,629,756	146,960	1,423,480	79,353,236
Corporate Bonds	1,000,000	6,300	—	1,006,300
Federal Home Loan Bank stock	2,826,100	—	—	2,826,100

Total	$149,497,545	$173,817	$2,503,429	$147,167,933

As of December 31, 2003:
U. S. Government and agency securities	$61,719,481	$240,279	$744,208	$61,215,552
State and municipal securities	6,525,328	61,457	159,279	6,427,506
Mortgage-backed securities	87,024,327	391,669	793,461	86,622,535
Federal Home Loan Bank stock	2,005,000	—	—	2,005,000

Total	$157,274,136	$693,405	$1,696,948	$156,270,593

An investment security issued by Hartselle Utilities is carried at a value of $4,306,481 and $4,497,973 at December 31, 2004 and 2003, respectively, which exceeds 10% of total stockholder’s equity. The carrying value of securities pledged to secure public funds and other borrowings as required or permitted by law, were $124,038,074 and $125,511,671 at December 31, 2004 and 2003, respectively.

The amortized cost and fair value of available for sale securities by contractual maturity at December 31, 2004 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Within one year or less	$10,245	$10,251
After one year through five years	99,848	98,157
After five years through ten years	25,268	24,797
After ten years	11,311	11,137
Other securities	2,826	2,826

Total	$149,498	$147,168

Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

For the years ended December 31, 2004, 2003, and 2002, proceeds from sales of securities available for sale amounted to $43,411,006, $70,820,527 and $47,088,376, respectively. Gross realized gains and losses on available for sale securities for each of the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Gross realized gains	$384,440	$1,213,815	$670,565
Gross realized losses	(191,316)	(110,848)	(17,123)

Net realized gains	193,124	1,102,967	653,442
Related income taxes	(77,250)	(441,187)	(261,377)

Net realized gains after related income taxes	$115,874	$661,780	$392,065

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than twelve months		Over twelve months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities:
U.S. Government and federal agency	$291	$25,737	$789	$24,803
Mortgage-backed	671	31,101	752	39,985

Total securities available for sale	$962	$56,838	$1,541	$64,788

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

At December 31, 2004, 30 securities in the Company’s portfolio were in a loss position, but all 30 had an aggregate depreciation of less than 5% from the Company’s amortized cost basis. In analyzing an issuer’s financial condition, management considers the issuer of the securities (federal government or any government agency), whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Because management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines in these securities are deemed to be other than temporary.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 4 – Loans

A summary of the balances of loans follows:

	December 31,
	2004	2003
Commercial, financial and agricultural	$66,168,114	$73,746,045
Real estate - construction	4,701,915	3,385,670
Real estate - mortgage	177,785,565	176,096,854
Installment loans to individuals	51,603,327	62,826,534
Unamortized premiums on loans	121,815	184,302
Unearned income	(1,209)	(32,330)

Total loans	300,379,527	316,207,075
Allowance for loan losses	(4,624,584)	(14,357,624)

Net loans	$295,754,943	$301,849,451

An analysis of the allowance for loan losses for each of the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004	2003	2002
Balance at beginning of year	$14,357,624	$9,784,269	$7,292,370
Discontinued operations	—	—	(752,193)
Loans charged-off	(8,097,201)	(5,375,391)	(7,307,862)
Charge-offs arising from transfers of loans to held for sale	(4,063,260)	(1,896,469)	—
Recoveries of loans previously charged off	1,439,982	463,724	444,283
Provision for loan losses included in continuing operations	987,439	11,381,491	10,032,545
Provision for loan losses included in discontinued operations	—	—	75,126

Balance at end of year	$4,624,584	$14,357,624	$9,784,269

The Company pledges loans to the Federal Home Loan Bank of Atlanta (“FHLB”) as collateral on its borrowing. At December 31, 2004 and 2003, the carrying value of loans pledged to the FHLB were $39.5 million and $42.5 million, respectively.

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2004	2003
	(in thousands)
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	1,405	14,601

Total impaired loans	$1,405	$14,601

Valuation allowance related to impaired loans	$337	$6,949

Total nonaccrual loans	$1,115	$14,138
Total loans past due ninety days or more and still accruing	$290	$611

	Years ended December 31,
	2004	2003	2002
Average investment in impaired loans	$9,476,857	$14,114,000	$9,051,187

No additional funds are committed to be advanced in connection with impaired loans.

The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for either 2004, 2003 or 2002. If nonaccrual loans had performed in accordance with their original contractual terms, gross interest income on these loans would have been an estimated $0.6 million for the year ended December 31, 2004, compared to $0.9 million and $0.6 million for the years ended December 31, 2003 and 2002, respectively.

As of December 31, 2004 and 2003, total loans restructured from their original terms in a debt restructuring and in compliance with the terms of the new loan were $238,000 and $2,390,000, respectively.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 5 – Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment (includes premises and equipment held for sale) follows:

	December 31,
	2004	2003
Land	$2,000,057	$2,475,057
Bank premises	20,070,470	20,565,830
Furniture and fixtures	9,218,345	8,848,074
Automobiles	705,430	663,876
Leasehold improvements	285,840	262,538

	32,280,142	32,815,375
Accumulated depreciation	(11,102,245)	(10,019,232)

	$21,177,897	$22,796,143

Depreciation expense included in the consolidated statements of operations caption “occupancy expense” and “furniture and equipment expense” was $1,558,310, $1,681,509 and $1,823,520 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company capitalized no interest costs in 2004, 2003 or 2002.

During 2003, the Company assessed its branch offices and decided to dispose of certain office buildings. At December 31, 2003, three offices were classified as held for sale under SFAS 144 and were recorded at fair value less estimated costs to sell. Depreciation expense is not incurred while assets are classified as held for sale. A loss shall be recognized for subsequent decreases in fair value and a gain shall be recognized for subsequent increases in fair value, but not in excess of the cumulative loss previously recognized. A description of the facts and circumstances as well as the status of each disposal is set forth below.

Community Insurance owned a 12,000 square foot building located in Huntsville, Alabama. Community Insurance required only 6,000 to 7,000 square feet of space to operate and management decided to sell the building and either rent adequate space needed from the new owner or find another suitable space in Huntsville. The property was sold in early 2004 for $900,000, resulting in a gain of $50,000 which is included in disposal or impairment of assets, net on the company’s 2004 consolidated statement of income. The Company leases office space from the new owner under an operating type lease.

Community Bank has a branch office in a Wal-Mart Superstore in Hartselle, Alabama. Marginal profitability led to management’s decision to close the facility. Because Community Bank leases this facility, management decided in the fourth quarter of 2003 to abandon the office leaving the leasehold improvements attached to the facility. Management expected to abandon the property by June 30, 2004, but as of December 31, 2004 had not done so. Management determined that if another lessee could be found, the Bank could be released from its lease obligation. Community Bank continues to seek another lessee in order to leave the space.

Community Bank also has two branch offices in Demopolis, Alabama that are located within two miles of each other. Because of net losses in the Demopolis market, management decided to sell one location to reduce overhead expense. Management has attempted to sell the building throughout 2004. As of December 31, 2004, management reevaluated the use of this facility and decided to no longer operate a branch at the location. The branch will close on April 30, 2005. Management still believes the carrying value on the property is appropriate and will continue its efforts to sell the property at or above the carrying value in 2005.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

A summary of premises and equipment held for sale as of December 31, 2003 and 2004 follows:

	Insurance Building	Hartselle Wal-Mart Leasehold Improvements	Demopolis Building
Cost	$1,209,199	$97,732	$824,981
Accumulated depreciation	(66,857)	(32,161)	(79,148)
Loss due to impairment from classification to held for sale	(292,342)	(65,571)	(570,484)

Carrying value, December 31, 2003	$850,000	$—	$175,349
Sale of asset	(850,000)	—	—

Carrying value, December 31, 2004	$—	$—	$175,349

The losses due to impairments from classification to held for sale are included in the line item disposal or impairment of assets on the Company’s consolidated statements of operations.

The Company installed a wide area network in the fourth quarter of 2003 which made a portion of its existing computer equipment unneeded. The Company recognized the remaining book value on this equipment as a loss on disposal or impairment of assets of $659,603.

Note 6 – Goodwill and Other Intangible Assets

Acquired nonamortizing goodwill and other intangible assets at December 31, 2004 are detailed as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable amortizing assets – core deposits	$1,985,413	$1,412,113	$573,300
Nonamortizing goodwill	2,851,372	1,058,565	1,792,807

Total acquired intangible asset	$4,836,785	$2,470,678	$2,366,107

The Company has finite-lived intangible assets capitalized on its balance sheet in the form of core deposits. Amortizable intangible assets at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Core deposits
Gross carrying amount	$1,985,413	$1,985,413
Accumulated amortization	(1,412,113)	(1,332,696)

Net carrying amount	$573,300	$652,717

Amortization expense on finite-lived intangible assets for the periods ended December 31, 2004, 2003 and 2002 totaled $79,416, $79,416 and $104,734, respectively. Aggregate annual amortization expense of currently recorded core deposits and other intangibles is expected to be $79,417 for each year ended December 31, 2005 through 2009.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 7 – Deposits

The major classifications of deposits as of December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Noninterest-bearing demand	$70,279,948	$56,255,701
Interest-bearing demand	103,331,263	106,705,747
Savings	76,705,968	71,808,877
Time	133,988,850	149,827,870
Certificates of deposit of $100,000 or more	48,935,753	53,962,394
Other time deposits	15,385,000	15,385,000

Total deposits	$448,626,782	$453,945,589

At December 31, 2004, the scheduled maturities of time deposits were as follows:

2005	$99,718,124
2006	17,701,980
2007	52,946,449
2008	12,932,078
2009	14,789,723
Thereafter	221,249

Total	$198,309,603

The Company reclassifies overdrawn demand deposits as loans. The aggregate amount of demand deposits reclassified as loans were $132,121 and $236,980 on December 31, 2004 and 2003, respectively.

Note 8 – Short-term Borrowings

Short-term borrowings at December 31, 2004 and 2003 consisted of the U.S. Treasury Tax and Loan Note Option account of $621,490 and $600,000, respectively. The Company had no federal funds purchased or overnight funds purchased at December 31, 2004 and 2003, but had $8,000,000 available lines from commercial banks to purchase federal funds of which $3,000,000 is unsecured and $5,000,000 is secured at year end 2004 and $5,000,000 available lines to purchase federal funds on a secured basis from a commercial bank at year end 2003.

Note 9 – Long-Term Debt

FHLB long-term debt:

Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and, since 1999, has been approved to borrow up to $38.0 million under the FHLBA’s “Convertible Advance Program.” As of December 31, 2004, Community Bank had borrowed the entire $38.0 million available under this program. These borrowings accrue interest at a fixed rate of 5.93% per annum and have a final maturity of March 1, 2010. These borrowings are subject to a call feature upon every quarterly payment date during the life of the obligation. The first call date for this advance was March 1, 2001, and the advance has not been called to date. These borrowings are secured under a specific lien agreement on both qualifying mortgage instruments in Community Bank’s loan portfolio and qualifying securities in the Banks investment portfolio. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Other long-term debt:

On November 3, 1993, the Company’s Employee Stock Ownership Plan, the “ESOP,” borrowed $1.2 million from Colonial Bank to purchase shares of the Company’s common stock, and the Company guaranteed all obligations of the ESOP under the ESOP loan. The ESOP loan was amended from time to time, including additional borrowings, but was paid off during the first quarter of 2004 with direct financing from the Company. The balance of the loan from Colonial Bank at December 31, 2003 was $1,758,291. See Note 18.

On October 4, 1994, the Company entered into a 20 year, subordinated installment capital note at a fixed annual rate of 7% due October 1, 2014 for the purchase of treasury stock. Monthly principal and interest payments were $15,506. The Company had the right to prepay the note at its sole discretion and paid the note in full in the second quarter of 2004. The balance of the note at December 31, 2003 was $1,410,211.

Trust preferred securities and junior subordinated debt:

The Company currently has one subsidiary business trust (Community (AL) Capital Trust I, the “Trust”), which has issued:

•	$10,000,000 of preferred capital securities, or “trust preferred securities,” representing undivided beneficial interests in the assets of the Trust, to a third party special purpose company, which in turn pooled the trust preferred securities together with similar securities of other issuers and sold certificates representing interests in that closed-end, unmanaged pool to investors; and the Trust used the proceeds from the sale of the trust preferred securities to the pool to purchase the debentures from the Company; and

•	$310,000 of its common securities to the Company, which represent all of the Trust’s outstanding common securities.

As guarantor, the Company unconditionally guarantees the payments of all amounts due on the trust preferred securities, which guarantee is limited to the extent the Trust has funds available for payment of distributions. The Company issued and sold to the Trust approximately $10,310,000 in aggregate principal amount of unsecured junior subordinated debentures, which were issued under an indenture, and which represent the sole assets of the Trust.

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

The Company adopted FIN 46 as of March 31, 2004. As a result, the Company deconsolidated its special purpose trust which was formed for the issuance of trust preferred securities to outside investors, because the Company does not absorb a majority of the expected losses or residual returns of the trusts. The trust was previously consolidated because it is controlled by the Company through a majority voting interest. The effect of such deconsolidation, as portrayed in the following table, was 1) to remove the trust preferred securities from the consolidated balance sheet; 2) to recognize the Company’s junior subordinated debt obligation to the special purpose trust; and 3) to recognize the Company’s equity investment in the common stock of the special purpose trust. The junior subordinated debt obligation and equity investment was previously eliminated in consolidation. The equity investment, totaling $310,000, represents the Company’s maximum exposure to loss as a result of its involvement with the special purpose trust. The adoption of FIN 46 had no impact on the Company’s net income or earnings per share.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The following is a summary of the impact of the adoption of FIN 46 as it related to the Company’s December 31, 2004 consolidated balance sheet:

	Balance Prior to Adjustment	Adjustments for FIN 46	Adjusted Balance
Other assets	$17,378,360	$310,000	$17,688,360

Trust preferred securities	10,000,000	(10,000,000)	—

Junior subordinated debentures	—	10,310,000	10,310,000

Under the terms of the indenture governing the debentures, the Company may elect to defer payments of interest due on the debentures for up to ten consecutive semiannual payment periods. The Company elected to defer the March 2002, September 2002, March 2003, September 2003 and March 2004 interest payments, but on September 8, 2004, the Company paid all deferred interest plus the accrued interest thereon totaling $3,739,490. As of December 31, 2003, the aggregate deferred interest payments plus accrued interest owed by the Company on the junior subordinated debentures was $2,784,617. The accrued interest payable balance on December 31, 2004 was $341,354.

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

Note 10 – Income Taxes

The components of income tax expense (benefit) for each of the years ended December 31, 2004, 2003 and 2002 were:

	2004	2003	2002
Currently payable
Federal	$—	$(3,632,143)	$(50,736)
State	—	(833,087)	70,858
Deferred payable
Federal	(700,688)	(3,673,253)	(394,480)
State	577,581	(448,443)	(178,717)

Total	$(123,107)	$(8,586,926)	$(553,075)

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The provision for income taxes is presented in the income statement as follows:

	Years ended December 31,
	2004	2003	2002
Continuing operations	$(123,107)	$(8,586,926)	$(3,129,806)
Discontinued operations	—	—	2,576,731

Total	$(123,107)	$(8,586,926)	$(553,075)

Components of the Company’s deferred tax assets were as follows:

	December 31,
	2004	2003
Deferred tax assets
Net unrealized losses (gains) on securities, available for sale	$931,845	$401,417
Pension expense and benefits	526,776	498,742
Provision for loan losses	1,009,092	4,597,793
Intangibles	335,728	470,039
Provision for debt cancellation	59,941	98,958
Construction overcharges	550,187	715,204
Net operating loss carryforward	5,444,246	61,517
Foreclosed assets	624,637	1,124,454
Minimum pension liability	878,254	733,456
Litigation reserves	113,639	928,054
Impaired assets	209,196	316,398

Total deferred tax assets	10,683,541	9,946,032

Deferred tax liabilities
Net unrealized losses (gains) on securities, available for sale	—	—
Depreciation	(763,139)	(833,401)
Other	(77,729)	(68,291)

Total deferred tax liabilities	(840,868)	(901,692)

Net deferred tax asset	$9,842,673	$9,044,340

The net deferred tax asset is included as a component of other assets in the Company’s consolidated balance sheet.

The provision for federal and state income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

	December 31,
	2004	2003
Federal statutory income tax rate at 34%	$18,189	$(7,373,537)
Tax exempt interest	(126,434)	(162,372)
Effect of state income taxes	(40,864)	(1,086,734)
Non-deductible expenses	26,002	35,719

Total	$(123,107)	$(8,586,926)

Tax effects of securities transactions resulted in an increase in income taxes for 2004, 2003 and 2002 of $77,250, $441,187 and $261,377, respectively.

At December 31, 2004 and 2003, the Company has available $14,922,333 and $0, respectively, in federal net operating loss carryforward, which will expire in 2024. The Company also has $14,234,876 and $1,663,584 for 2004 and 2003, respectively, in state net operating loss carryforwards that will expire in various years between 2019 and 2024.

Note 11 – Leases

The Company has operating lease agreements involving land and buildings. The operating leases are noncancellable and expire on various dates through the year 2018. The leases provide for renewal options and generally require the

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Company to pay maintenance, insurance and property taxes. Options to purchase are also included in some leases. For the years ended December 31, 2004, 2003, and 2002, rental expense for operating leases was approximately $463,000, $445,000 and $467,000, respectively.

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

A gain of $194,818 was recognized in the year ended December 31, 2002 to account for the sale of the asset and the release of the obligation and is netted in “disposal or impairment of assets” on the Company’s consolidated statements of operations.

The following is an analysis of the leased property located in Hamilton, Alabama on which the Company maintains a capital lease:

	Asset Balances at December 31,
	2004	2003
Buildings	$3,727,903	$3,727,903
Accumulated depreciation	(569,541)	(445,277)

	$3,158,362	$3,282,626

The following is a schedule by year of future minimum lease payments under the capital lease and all other operating leases, together with the present value of the net minimum lease payments as of December 31, 2004:

Years ending December 31,	Total Operating	Capitalized
2005	$469,283	$272,749
2006	399,174	272,749
2007	310,864	272,749
2008	242,237	272,749
2009	172,492	272,749
Thereafter	308,241	5,841,373

Total minimum lease payments	$1,902,291	7,205,118

Amount representing interest		(3,311,884)

Present value of net minimum lease payments		$3,893,234

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The following is a schedule by year of the future minimum lease payments to be received by Community Bank together with the present value of the net minimum lease payments as of December 31, 2004:

Years ending December 31,
2005	$168,000
2006	168,000
2007	2,691,591

Total minimum lease payments	3,027,591
Amount representing interest	(163,836)

Present value of net minimum lease payments	$2,863,755

Note 12 – Issuance of Common Stock

During the first quarter of 2004, the Company completed a private placement of its common stock, and upon its completion, the Company had sold 3,738,323 shares of its common stock at a price of $5.35 per share, resulting in net proceeds of approximately $18.3 million of which 1,586,771 shares for net proceeds of $7.9 million were sold during the first quarter of 2004. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003 an option to exchange by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock.

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

Community Bank has advisory boards established in the various market it serves. These advisory directors are given

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

the option to receive their fees in cash or stock. Common stock issued in lieu of cash advisory directors fees during 2004, 2003, and 2002 were 20,720 shares, 17,030 shares and 19,680 shares, respectively at fair market values of $110,550, $119,217 and $196,801, respectively on the issue date. Directors’ fees are accrued when incurred and the aggregate fair market value of the shares issued is charged to accrued directors’ fees when issued.

During the year end December 31, 2004, 115,000 stock options were exercised at various grant prices resulting in an increase to total stockholders’ equity of $615,250. No stock options were exercised during 2003 or 2002.

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

At December 31, 2004 and 2003, the following financial instruments, with contract amounts representing credit risk, were outstanding:

	Contract Amount
	2004	2003
	(in thousands)
Commitments to grant loans	$24,026	$15,097
Standby letters of credit	465	194

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

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year, but the majority are automatically renewable for the beneficiary. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company occasionally holds collateral supporting those commitments, and at December 31, 2004 and 2003 such collateral amounted to $122,880 and $90,180, respectively.

Note 14 – On-Balance Sheet Derivative Instruments and Hedging Activities

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

The Company entered into an interest rate swap in December 2003 to convert fixed rate long-term time deposits to a floating rate. The critical terms of the interest rate swap matches the terms of the corresponding time deposits. All components of the instruments gain or loss are considered in the assessment of hedge effectiveness. There were no fair-value hedging gains or losses as a result of hedge ineffectiveness recognized during 2004 or 2003. The Company recognized a decrease to interest expense of $298,901 and $22,618 for the years ended December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, the information pertaining to the outstanding interest rate swap agreement used to hedge fixed rate deposits is as follows:

	December 31,
	2004	2003
Notional amount	$20,000,000	$20,000,000
Weighted average pay rate	3.88%	3.6%
Weighted average receive rate	5.43%	5.43%
Weighted average maturity in years	2.4	3.4
Carrying Value	$(288,000)	$—

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The agreement provides for the Company to make payments at a variable-rate determined by a specified index (three-month LIBOR) in exchange for receiving payments at a fixed-rate. No interest rate swap agreements were terminated prior to maturity in 2004 and 2003.

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

If the counterparty does not have the right and ability to redeem the collateral or the Company is permitted to sell or re-pledge the collateral on short notice, the Company records the collateral in its balance sheet at fair value with a corresponding obligation to return it. There was no collateral recorded at December 31, 2004 and 2003.

Note 15 – Contingencies

Background

At a June 20, 2000, meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Based upon the size of this amount, management commenced an investigation into these expenditures.

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

Community Bank’s directors who alleged the construction overcharges also informed bank regulatory agencies and law enforcement authorities of their concerns. These agencies and authorities conducted their own investigations into this matter. Based on its findings, the FDIC issued restitution and/or removal orders against Kennon R. Patterson, Sr., former Chairman and Chief Executive Officer of the Company and Community Bank, and Larry Bishop, former Vice President of Community Bank. These regulatory actions are still pending at this time. The board of directors of Community Bancshares and the board of directors of Community Bank terminated Kennon R. Patterson, Sr. on January 27, 2003, and the board of directors of Community Bank terminated Larry Bishop on February 6, 2003. On October 29, 2003, the United States Department of Justice announced the filing of a 25-count indictment against Messrs. Patterson and Bishop, and a construction contractor, in connection with a scheme to divest Community Bank’s funds for Mr. Patterson’s personal benefit. On November 14, 2003, Mr. Patterson informed Community Bancshares that he was taking a leave of absence from Community Bancshares’ board of directors pending a resolution of the criminal charges against him. Mr. Patterson stated that he would not seek re-election to Community Bancshares’ board of directors if the criminal charges were not resolved prior to the expiration of his current term in 2005. On June 24, 2004, at the annual meeting of stockholders, Mr. Patterson was removed as a director of the Company. On March 10, 2005, Mr. Patterson, Mr. Bishop and the construction contractor were convicted of conspiracy, bank fraud and causing false entries to be made in bank records. Mr. Patterson was also convicted of filing false income tax returns. Community Bancshares and Community Bank continue to seek recovery of all amounts owed by Mr. Patterson to Community Bank.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

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

On September 14, 2004 Community Bancshares and Community Bank filed suit against Mr. Patterson in the Circuit Court of Blount County, Alabama in order to pursue those claims which had been asserted against him as counterclaims in the adversary proceeding in bankruptcy. Community Bancshares’ and Community Bank’s complaint:

•	alleges that Mr. Patterson breached his employment agreement with Community Bancshares by failing to faithfully perform the duties assigned to him;

•	alleges that Mr. Patterson made fraudulent misrepresentations to, or suppressed material information from, Community Bancshares and Community Bank and/or their officers, directors and agents concerning his bankruptcy, the release of mortgages which Community Bank held on his house, and payments made by Community Bancshares and Community Bank to companies owned by Mr. Patterson and members of his family;

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

•	alleges that Mr. Patterson removed property belonging to Community Bancshares and Community Bank following the termination of his employment; and

•	alleges that Mr. Patterson breached a duty of loyalty and other fiduciary duties owed to Community Bancshares and Community Bank.

On October 18, 2004 Mr. Patterson filed an answer and counterclaim against Community Bancshares and Community Bank. Mr. Patterson’s counterclaim:

•	alleges that Community Bancshares breached its employment agreement with Mr. Patterson by terminating his employment;

•	alleges that Community Bancshares failed to pay to Mr. Patterson compensation and benefits of $2.4 million which had allegedly accrued prior to the termination of his employment;

•	alleges that Community Bank intentionally interfered with the employment contract between Mr. Patterson and Community Bancshares by instigating, promoting, assisting in and participating in the termination of Mr. Patterson’s employment agreement; and

•	alleges that Community Bancshares falsely represented to Mr. Patterson that his employment would not be terminated until March 31, 2008.

On January 25, 2005 Mr. Patterson filed a third-party complaint in this lawsuit against R.B. Jackson, Jimmie Trotter, Glynn Debter, John J. Lewis, Jr., Patrick M. Frawley and Powell, Goldstein, Frazer & Murphy, LLP. The third-party complaint alleges that Messrs. Jackson, Trotter, Debter and Lewis, as members of Community Bank’s Audit Committee, Powell, Goldstein, Frazier & Murphy, LLP, as the independent counsel for Community Bank’s Audit Committee, and Mr. Frawley, acting individually and in concert with one another, interfered with Mr. Patterson’s employment agreement with Community Bancshares.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

injunctive relief compelling the payment of such benefits. On July 26, 2004 the Court, at Mr. Patterson’s request, stayed discovery in the case pending Mr. Patterson’s trial on criminal charges.

Patterson Litigation IV

Plaintiff:	Kennon R. Patterson, Sr.
Defendant:	Community Bancshares, Inc. Benefit Restoration Plan

On February 17, 2005, Mr. Patterson filed suit in the United States District Court for the Northern District of Alabama to compel payment of his accrued benefits under the Community Bancshares, Inc. Benefit Restoration Plan, a nonqualified supplemental retirement plan. The complaint seeks a judgment against the plan and an order compelling the payment of benefits.

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

On January 31, 2005, the Circuit Court of Blount County, Alabama approved a pro tanto settlement of the Benson and Packard derivative lawsuits. Pursuant to the pro tanto settlement, Community Bancshares and Community Bank received $625,000 and the defendants who were current or former directors or officers of Community Bancshares or Community Bank, except for Kennon R. Patterson, Sr., were dismissed from the lawsuits. Community Bancshares and Community Bank have been realigned as plaintiffs in the lawsuits against the remaining defendants.

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

On April 4, 2003, the plaintiffs, which are the same as in the Benson case described above, filed a derivative action against the defendants. This action, while stemming from the same facts alleged in the Benson Litigation, is based not upon what the director-defendants “did (and did not do) before learning of the over billing [sic.] allegations against Mr. Patterson in July 2000” but, instead, is based upon “what they have done (and failed to do) after the filing of the Benson lawsuit – that is, after they learned of the allegations against Mr. Patterson in July 2000.”

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

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

On January 31, 2005, the Circuit Court of Blount County, Alabama approved a pro tanto settlement of the Benson and Packard derivative lawsuits. Pursuant to the pro tanto settlement, Community Bancshares and Community Bank received $625,000 and the defendants who were current or former directors or officers of Community Bancshares or Community Bank, except for Kennon R. Patterson, Sr., were dismissed from the lawsuits. Community Bancshares and Community Bank have been realigned as plaintiffs in the lawsuits against the remaining defendants.

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

On December 21, 2004, the parties settled this litigation. Pursuant to the settlement, Community Bank received a payment of $450,000.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

negligently handling customer accounts, altering loan documents and failing to honor oral and written contracts with the plaintiffs.

On February 2, 2005, Community Bancshares and Community Bank settled the claims of Mr. Alston and Mr. Howard for amounts which are not material to the financial statements of Community Bancshares.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Contingency Losses

In all claims against the Company, management has assessed where losses are both probable and can be reasonably estimated. As a result of this assessment, the Company accrued $2,500,000 for gross possible losses during 2003. As of December 31, 2004, $309,896 of this reserve remained and is reported in other liabilities on the Company’s balance sheet. Management believes this reserve is warranted based on the status of pending settlements. The difference of $2,190,014 was the result of settlement agreements reached during 2004.

Note 16 – Regulatory Matters and Restrictions

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

No dividends were declared or paid in 2004 or 2003. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company’s long-term debt, maintenance of sufficient earnings and capital of the subsidiaries, and to regulatory restrictions.

On April 9, 2001, the Board of Directors entered into a Memorandum of Understanding (the “Memorandum”) with the Federal Reserve Bank of Atlanta (the “Reserve Bank”), which outlined actions to be taken by the Company to address concerns identified by the Reserve Bank. One provision of the agreement calls for the Company to maintain a Tier 1 leverage ratio of at least 6.5% while the Memorandum is in effect and to notify the Federal Reserve Bank if the Company anticipates the ratio to fall below that level by the end of any calendar quarter. This Memorandum was amended twice on March 8, 2002 relating to prohibitions on distributions on subordinated debentures and trust preferred securities without prior regulatory approval, and on November 27, 2002, relating to prohibitions on amending or initiating compensation arrangements with employees, officers or other directors.

On March 5, 2002, Community Bank adopted a Safety and Soundness Compliance Plan (“Plan”) at the request of the FDIC and the Alabama State Banking Department. Under the Plan, the Bank’s Board committed to maintain a Tier 1 leverage ratio of at least 7% and to obtain prior approval of the regulators before paying any dividends.

Both the Company and the Bank are in compliance with the Tier 1 leverage ratios requirements under the Memorandum and the Plan as of December 31, 2004 and December 31, 2003.

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

On March 22, 2003, an order to Cease and Desist (“the Order”) became effective between the Board of Directors at Community Bank and the FDIC. Pursuant to the Order, the board of Community Bank has agreed to cease and desist from conduct giving rise to the rated deficiencies relating to the supervision over management of Community Bank, supervision and control of lending to insiders and accurate maintenance of Community Bank’s books and records and to:

•	develop a written plan specifying the responsibilities and lines of authority for Community Bank’s executive officers and outlining internal controls to ensure compliance with the plan;

•	refrain from making, renewing or modifying any loans to current or former officers or directors without prior approval of the FDIC and the Alabama State Banking Department;

•	amend the Bank’s books and records to reflect the actual value of the Bank’s premise and fixed assets; and

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

•	supply a copy of the Order to the Company and provide the Company with a summary of the Order for inclusion in the Company’s next stockholder communication.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Community Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and Community Bank has met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the FDIC categorized Community Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and Community Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004:
Total risk based capital to risk weighted assets:
Consolidated	$56,019	17.06%	$26,265	8.00%	$32,831	10.00%
Community Bank	49,573	15.42	25,712	8.00	32,141	10.00
Tier 1 capital to risk weighted assets:
Consolidated	51,909	15.81	13,132	4.00	19,699	6.00
Community Bank	45,548	14.17	12,856	4.00	19,284	6.00
Tier 1 capital to average assets:
Consolidated	51,909	9.58	21,674	4.00	27,093	5.00
Community Bank	45,548	8.47	21,517	4.00	26,896	5.00

As of December 31, 2003:
Total risk based capital to risk weighted assets:
Consolidated	$48,423	14.52%	$26,688	8.00%	$33,360	10.00%
Community Bank	46,919	14.10	26,626	8.00	33,282	10.00
Tier 1 capital to risk weighted assets:
Consolidated	44,127	13.23	13,344	4.00	20,016	6.00
Community Bank	42,633	12.81	13,313	4.00	19,969	6.00
Tier 1 capital to average assets:
Consolidated	44,127	7.96	22,172	4.00	27,715	5.00
Community Bank	42,633	7.72	22,086	4.00	27,608	5.00

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 17 – Pension Plan

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

Benefits under the Pension Plan depend upon a participant’s years of credited service with the Company or any of its subsidiaries and his or her average monthly earnings for the highest five consecutive years out of the participants final 10 years of employment. An employee who becomes a participant on or after January 1, 1996 will not be vested in any benefit until he or she completes five years of service, at which time the employee will be 100% vested. An employee who became a participant before January 1, 1996, is 20% vested in his accrued benefits after completion of two years of service, 40% vested after three years of service, 60% vested after four years of service and becomes fully vested upon completion of five years of service. An employee who completes ten years of service and attains age 55 is eligible for early retirement benefits. Plan assets consist primarily of corporate stocks and bonds.

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

Effective December 31, 2003, the Company froze both the Pension Plan and the Benefit Restoration Plan. Benefits accrued as of the date of the freeze will be paid to employees when eligible, but no future benefits will be accrued as long as the plans remain frozen.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

The following tables set forth the funding status and the amount recognized for both the Pension Plan and the Benefit Restoration Plan in the Company’s consolidated balance sheets and consolidated statements of operations.

Pension Plan:

	December 31,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$8,977,556	$8,863,893
Service cost	—	587,074
Interest cost	536,058	591,409
Actuarial (gain) or loss	476,840	1,268,998
Benefits paid	(374,052)	(320,817)
Plan amendments	—	19,240
Curtailment	—	(2,032,241)

Projected benefit obligation at end of year	$9,616,402	$8,977,556

Change in plan assets:
Fair value of plan assets at beginning of year	$6,922,553	$5,222,922
Actual return on plan assets	370,002	1,190,512
Employer contribution	783,061	829,866
Benefits paid from plan assets	(374,052)	(320,817)

Fair value of plan assets at end of year	$7,701,564	$6,922,553

Funded status of plan:
Funded status of plan – surplus (deficit)	$(1,914,838)	$(2,055,003)
Unrecognized actuarial (gain) or loss	2,195,637	1,580,026

Net amount recognized at end of year	$280,799	$(474,977)

Amounts recognized in the balance sheet consists of:
Accumulated benefit obligation	$9,616,402	$8,977,556
Fair value of assets	7,701,564	6,922,553
Unfunded accumulated benefit obligation	1,914,838	2,055,003
Accrued benefit asset (liability)	(1,914,838)	(2,055,003)
Additional liability	2,195,637	1,580,026
Accumulated other comprehensive income	2,195,637	1,580,026
Other comprehensive income due to change in additional minimum liability recognition	615,611	(116,880)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	9,616,402	8,977,556
Accumulated benefit obligation	9,616,402	8,977,556
Fair value of plan assets	7,701,564	6,922,553

Weighted average assumptions used in determining the benefit obligations:
Discount rate used to determine present value of projected benefit obligation at end of year	5.75%	6.00%
Rate of compensation increase	N/A	N/A

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Components of Pension Plan net periodic benefit cost:

	Years ended December 31,
	2004	2003	2002
Service cost	$—	$587,074	$506,164
Interest cost on earned benefit obligations	536,058	591,409	535,797
Estimated return on plan assets	(547,270)	(546,776)	(512,128)
Amortization of prior service cost	—	22,237	22,237
Amortization of transitional obligation (asset)	—	—	(3,794)
Amortization of net experience (gain) loss	38,497	63,597	—

Net periodic pension cost	27,285	717,541	548,276
Curtailment	—	166,213	75,572
Cost of vesting	—	19,240	—

Total net periodic pension costs	$27,285	$902,994	$623,848

Weighted average assumptions used in determining pension costs:
Discount rate	6.00%	6.75%	7.25%
Expected rate of return on plan assets for the year	7.00	7.50	7.50
Rate of compensation increase	N/A	5.00	5.00

The long-term expected rate of return for determining net periodic Pension Plan cost for the fiscal year ending 2004 (7.00%) was chosen by the Company from a best estimate range based upon the anticipated long-term returns and long-term volatility for asset categories based on the target asset allocation of the Pension Plan.

The Company’s Pension Plan weighted average asset allocations at December 31, 2004 and 2003:

	Percentage of Pension Plan Assets at December 31,		Long-term target	Range
	2004	2003
Asset Category:
Cash and equivalents	2.6%	5.6%	5.0%	0.15%
Equity securities	59.7	63.7	60.0	50-70
Debt securities	37.7	30.7	35.0	30-50

Total	100.0%	100.0%	100.0%

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Benefit Restoration Plan:

	December 31,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$2,298,127	$2,580,630
Service cost	—	26,299
Interest cost	144,095	154,415
Actuarial (gain) or loss	197,148	(46,713)
Benefits paid	(58,378)	(52,421)
Curtailment	—	(364,083)

Projected benefit obligation at end of year	$2,580,992	$2,298,127

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contribution	58,378	52,421
Benefits paid from plan assets	(58,378)	(52,421)

Fair value of plan assets at end of year	$—	$—

Funded status of plan:
Funded status of plan – surplus (deficit)	$(2,580,992)	$(2,298,127)
Unrecognized actuarial (gain) or loss	386,941	192,937
Unrecognized prior service cost	—	—

Net amount recognized at end of year	$(2,194,051)	$(2,105,190)

Amounts recognized in the balance sheet consists of:
Accumulated benefit obligation	$2,580,992	$2,298,127
Fair value of assets	—	—
Unfunded accumulated benefit obligation	2,580,992	2,298,127
Accrued benefit asset (liability)	(2,580,992)	(2,298,127)
Additional liability	386,941	192,937
Accumulated other comprehensive income	386,941	192,937
Other comprehensive income due to change in additional minimum liability recognition	194,004	192,937

Information for Benefit Restoration Plan with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	2,580,992	2,298,127
Accumulated benefit obligation	2,580,992	2,298,127
Fair value of plan assets	—	—

Weighted average assumptions used in determining the benefit obligations:
Discount rate used to determine present value of projected benefit obligation at end of year	5.75%	6.00%
Rate of compensation increase	N/A	N/A

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Components of Benefit Restoration Plan net periodic benefit cost:

	Years ended December 31,
	2004	2003	2002
Service cost	$—	$26,299	$97,129
Interest cost on earned benefit obligations	144,095	154,415	157,344
Amortization of prior service cost	—	245	245
Amortization of net experience (gain) loss	3,144	12,077	27,024

Net periodic pension cost	147,239	193,036	281,742
Curtailment	—	201	—

Total net periodic pension costs	$147,239	$193,237	$281,742

Weighted average assumptions used in determining pension costs:
Discount rate	6.00%	6.75%	7.25%
Expected rate of return on plan assets for the year	N/A	N/A	N/A
Rate of compensation increase	N/A	5.00	5.00

Note 18 – Employee Stock Ownership Plan

The Company adopted the ESOP effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions to the ESOP are made at the discretion of the Company’s board of directors, but may not be less than the amount required to cover the debt service on the ESOP loan. Employer contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company’s cafeteria plan. The Internal Revenue Code imposes a limit ($205,000 in 2004) on the amount of compensation which may be considered under the ESOP.

On November 3, 1993, the ESOP borrowed $1.2 million from Colonial Bank to purchase shares of the Company’s common stock, and the Company guaranteed all obligations of the ESOP under this ESOP loan. The ESOP loan has been amended from time to time, including additional borrowings, but was paid off during the first quarter of 2004 with direct financing from the Company. As the ESOP note is paid, the Company releases shares from the pledge, and these shares are allocated to ESOP participants annually.

The Company’s loan to the ESOP bears interest at a floating rate at the prime rate of interest. As of December 31, 2004, the interest rate on the note was 5.25%. Principal and interest payments on the ESOP loan are due monthly through November 16, 2010, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan and to make cash distributions to eligible participants. Under Statement of Position No. 93-6 (“SOP 93-6”), “Employer’s Accounting for Employee Stock Ownership Plans”, employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable and the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at December 31, 2004, was $1,545,525.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants. No dividends were paid in 2003 or 2004.

At December 31, 2003, the Company’s financial statements reflected long-term debt related to the ESOP of $1,758,291. The corresponding contra-equity account was $1,741,248 at December 31, 2003. At December 31, 2004, the Company’s financial statements reflected no long-term debt related to the ESOP. The contra-equity account was $1,571,058 at December 31, 2004.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Compensation costs recognized amounted to $287,395, $708,827 and $374,565 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 19 – Stock Compensation Plans

The Company occasionally grants stock options to purchase the Company’s common stock to officers and directors. The options have been granted at a strike price equivalent to the deemed current fair value of the Company’s common stock on the grant date and have a maximum term of five years. Vesting is immediate. Most options with a per share exercise price at or above $7.00 do not expire following an officer or director’s termination. Options with a per share exercise price below $7.00 terminate at various times ranging from 60 days to one year following an officer or director’s termination. As of December 31, 2004, the Company had outstanding options held by officers and directors to purchase an aggregate of 1,437,000 shares of the Company’s common stock. On February 20, 2004, upon closing of its private placement of common stock, the Company granted to the placement agent in that offering a warrant (“the warrant”) to purchase 140,187 shares of the Company’s common stock at a per share exercise price of $5.89. The warrant expires on February 20, 2008, and until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

The following sets forth certain information regarding stock options for the years ended December 31, 2002, 2003 and 2004:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2001	576,605	$14.37

Granted, year ended December 31, 2002	340,000	7.00
Expired, year ended December 31, 2002	(86,067)	15.74

Balance, December 31, 2002	830,538	11.00

Granted, year ended December 31, 2003	639,000	7.00
Expired, year ended December 31, 2003	(537,038)	11.57

Balance, December 31, 2003	932,500	8.12

Granted, year ended December 31, 2004	902,687	5.51
Exercised, year ended December 31, 2004	(115,000)	5.35
Expired, year ended December 31, 2004	(143,000)	11.47

Balance, December 31, 2004	1,577,187	6.52

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Exercise Prices	Number	Expiration Date	Options Exercisable
Options with exercise price of $7.00	604,000	2008	604,000
Options with exercise price of $7.00	142,500	2007	142,500
Options with exercise price of $10.00	88,000	2006	88,000
Options with exercise price of $18.00	5,000	2005	5,000
Options with exercise price of $5.35	512,500	2009	512,500
Options with exercise price of $5.50	50,000	2009	50,000
Options with exercise price of $5.89 (warrant)	140,187	2008	140,187
Options with exercise price of $7.00	30,000	2009	30,000
Options with exercise price of $7.05	5,000	2009	5,000

Total outstanding, December 31, 2004	1,577,187		1,577,187

The Company permits option holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through option exercise. This technique results in an increase in the number of shares outstanding with little or no increase in capital account balances. No option holders tendered shares during 2004, 2003 or 2002.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Since the Company’s options granted in 2004, 2003 and 2002 vest immediately, for purposes of pro forma disclosure, the compensation expense related to these options has been recognized in the year granted. The Company’s pro forma information, after giving effect to the deduction for stock-based employee compensation expenses determined under fair value based method for all awards, net of tax, is as follows:

	Years ended December 31,
	2004	2003	2002
Net Income:
As reported	$176,604	$(13,099,948)	$904,198

Deducts:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,018,165)	(887,795)	(406,164)

Pro forma net income (loss)	$(841,561)	$(13,987,743)	$498,034

Basic earnings (loss) per share:
As reported	0.02	(2.79)	0.19
Pro forma	(0.10)	(2.98)	0.11

Diluted earnings (loss) per share:
As reported	0.02	(2.79)	0.19
Pro forma	(0.10)	(2.98)	0.11

The weighted average per share fair values of options granted to employees during 2004, 2003 and 2002 were $2.17, $2.11 and $1.81, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	.403	.283	.232
Risk free interest rate	3.16%	3.26%	2.63%
Expected life (in years)	5	5	5

Community Bank has advisory director boards established in the various markets it serves. These advisory directors are given the option to receive their fees in cash or stock. Common stock issued in lieu of cash for advisory directors’ fees is summarized as follows:

	2004	2003	2002
Shares issued	20,720	17,030	19,680

Fair market value on issue date	$110,550	$119,217	$196,801

The aggregate fair market value of the shares issued was charged to expense in each respective period.

Note 20 – Related Party Transactions

Loans: The Company, through Community Bank, also offers first mortgage real estate loans on the primary residence, at a rate of 5%, to employees who are required to relocate in the course of their employment. As of December 31, 2004 and 2003, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interests, had relocation loans outstanding with total indebtedness of approximately $490,371 and $506,134, respectively. Other loans to directors and executive officers originated in the normal course of business amounted to $1,310,489 and $1,480,088 at December 31, 2004 and 2003, respectively.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

At December 31, 2003, Community Bank had a real estate loan in the amount of $5,372,050 outstanding to Mr. Kennon R. Patterson, Sr., the former Chairman, President and Chief Executive Officer of the Company, and the former Chairman and Chief Executive Officer of Community Bank. The loan bore interest at rate equal to 4.00% per annum and matured unpaid on January 29, 2003. In connection with Mr. Patterson’s bankruptcy filing during 2003, Community Bank reclassified this loan to nonaccrual status and charged-off all accrued interest totaling $222,050 on February 4, 2003. The outstanding principal balance of the loan remained at $5,150,000 until December 8, 2004 when the Bank foreclosed on the loan and charged off $2,150,000. During 2004, the highest principal balance outstanding for this loan was $5,150,000.

In June 2000, Community Bank loaned $1,696,576 to Debter Properties, LLC, an Alabama limited liability company (“Debter”) of which a director of the Company is a member, to fund the purchase from Community Bank of the real property in which Community Bank’s Boaz, Alabama office was located. Concurrently with this loan and the purchase of the real property, Community Bank entered into a lease agreement, as the tenant, with Debter to lease back this real property from Debter. On May 31, 2002, Community Bank sold its Boaz, Alabama office to Peoples Bank of North Alabama which assumed the loan to Debter and Community Bank’s obligations under the lease.

Deposits: The total deposits of our executive officers and directors, including savings, checking and time deposits, were $603,618 and $1,932,197 at December 31, 2004 and 2003, respectively.

Accounting Services: The Company previously engaged the accounting firm of Schauer, Taylor, Cox, Vise and Morgan, P.C. to perform certain accounting services. Doug Schauer, a member of the firm, is Kennon R. Patterson, Sr.’s son-in-law. Services performed by Schauer, Taylor, Cox, Vise and Morgan, P.C. for the Company in 2003, 2002 and 2001 have been limited to preparation of the Company’s quarterly tax accruals, preparation and filing the Company’s federal and state tax returns, consultation regarding interpretation and application of accounting standards and EDGAR services in connection with the Company’s filings with the Securities and Exchange Commission. The Company ended all engagements with the firm during 2003. The Company and its subsidiaries paid Schauer, Taylor, Cox, Vise and Morgan, P.C. $59,114 and $102,684 for services rendered during 2003 and 2002, respectively. No payments to the firm were made in 2004.

Leases: In June 2000, Community Bank entered into a capital lease agreement, as the tenant, with Debter pursuant to which Community Bank leased the real property in which Community Bank’s Boaz, Alabama office is located. Mr. Glynn Debter, a director of the Company, is a member of Debter. In connection with the lease agreement, Community Bank loaned funds to Debter to finance its purchase of the real property from Community Bank. Both the lease and the loan were sold to the purchaser of the Marshall County offices on May 31, 2002. The monthly rent on this lease was an amount equal to the monthly debt amortization of funds which the lessor borrowed to purchase the leased property. Lease payments to Debter during 2002 totaled approximately $55,679.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 21 – Other Operating Expenses

Other operating expenses consisted of the following:

	Years ended December 31,
	2004	2003	2002
Amortization of intangibles, other	$79,416	$79,416	$76,797
Supplies	526,053	571,924	590,276
Postage	306,813	294,918	288,924
Telephone	853,492	691,058	598,190
Courier services	304,133	313,753	364,141
ATM expense	151,528	123,523	164,881
Holding costs on other real estate owned	327,621	297,177	252,827
Provision for debt cancellation	(41,362)	103,807	306,611
Other	1,220,822	2,045,102	1,893,579

	$3,728,516	$4,520,678	$4,536,226

Note 22 – Fair Value of Financial Instruments

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

Deposits: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$52,512	$52,512	$44,290	$44,290
Securities	147,168	147,168	156,271	156,271
Loans and capitalized lease receivable, net	298,619	296,498	306,630	310,126
Accrued interest receivable	2,766	2,766	3,261	3,261

Total financial assets	$501,065	$498,944	$510,452	$513,948

Financial liabilities
Deposits	$448,627	$449,872	$453,946	$467,563
Short-term borrowings	621	621	600	600
Long-term debt and capitalized lease obligation	52,203	59,629	55,145	62,221
Accrued interest payable	1,729	1,729	4,249	4,249

Total financial liabilities	$503,180	$511,851	$513,940	$534,633

Off-balance sheet credit related financial instruments:
Commitments to grant loans	$24,026	$24,026	$15,097	$15,097
Standby letters of credit	465	465	194	194
Interest rate swap agreement	(288)	(288)	—	—

Note 23 – Subsequent Events

On January 31, 2005, the Circuit Court of Blount County, Alabama approved a pro tanto settlement of the Benson and Packard derivative lawsuits. Pursuant to the pro tanto settlement, Community Bancshares and Community Bank received a total of $625,000, and the defendants who were current or former directors or officers of Community Bancshares or Community Bank, except for Kennon R. Patterson, Sr., were dismissed from the lawsuits. Community Bancshares and Community Bank have been realigned as plaintiffs in the lawsuits against the remaining defendants.

On March 14, 2005, under sealed bids, Community Funding contracted to sell 240 acres of land located in Royal, Alabama, which was acquired in the Kennon R. Patterson, Sr. foreclosure, but is unattached to Heritage Valley Farms. Community Funding has contracted to sell this property to the highest bidder for $600,000. The purchaser, a member of the Board of Directors, has requested a loan from the bank for 65% of the purchase price. We anticipate making the loan under terms and conditions similar to those given to our other customers.

During March 2005, as referred to in Note 16, we were notified that all regulatory memoranda, agreements, plans and orders to which we previously had been subject had been terminated.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 24 – Discontinued Operations

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

Note 25 – Condensed Parent Company Information

PARENT COMPANY ONLY

BALANCE SHEETS

(Unaudited)

	December 31,
	2004	2003
Assets:
Cash and due from banks	$3,050,213	$6,968,022
Investment in subsidiaries*	50,165,530	46,234,105
Intangible assets, net	573,300	652,717
Deferred tax assets	949,634	847,151
Refundable income taxes-current	1,072,084	429,742
Other assets	338,914	371,197

Total assets	$56,149,675	$55,502,934

Liabilities and stockholders’ equity:
Long-term debt	$—	$3,168,502
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	2,962,911	6,706,812
Stockholders’ equity	42,876,764	35,317,620

Total liabilities and stockholders’ equity	$56,149,675	$55,502,934

*	Eliminated in consolidation

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

PARENT COMPANY ONLY

STATEMENTS OF OPERATIONS

(Unaudited)

	Years ended December 31,
	2004	2003	2002
Income:
From subsidiaries - eliminated in consolidation:
Management fees	$—	$25,000	$300,000
Interest	108,570	39,993	46,385
Other income	50	1,085	1,200

	108,620	66,078	347,585

Expenses:
Salaries and employee benefits	147,239	316,063	1,342,569
Interest	1,345,933	1,425,142	1,308,043
Other expenses	384,982	427,663	536,289

	1,878,154	2,168,868	3,186,901

Loss before income taxes and equity in undistributed earnings of subsidiaries	(1,769,534)	(2,102,790)	(2,839,316)
Income taxes	663,581	817,362	1,067,504

Loss before equity in undistributed earnings (loss) of subsidiaries	(1,105,953)	(1,285,428)	(1,771,812)
Equity in undistributed earnings (loss) of subsidiaries	1,282,557	(11,814,520)	2,676,010

Net income (loss)	$176,604	$(13,099,948)	$904,198

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – continued

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$176,604	$(13,099,948)	$904,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(1,282,557)	11,814,520	(2,676,010)
ESOP change related to shares released	118,645	181,027	177,065
Depreciation and amortization	79,416	81,957	107,847
Loss on sale of premises and equipment	—	11,093	2,637
Decrease in other assets	(712,542)	403,401	514,730
Increase (decrease) in other liabilities	(2,966,274)	2,013,437	1,468,226
Other	110,550	119,217	196,801

Net cash provided by (used in) operating activities	(4,476,158)	1,524,704	695,494

Investing activities:
Capitalization of subsidiaries	(3,813,876)	(5,100,000)	—

Net cash used in investing activities	(3,813,876)	(5,100,000)	—

Financing activities:
Repayment of long-term debt	(3,168,502)	(409,185)	(1,088,914)
Issuance of common stock	8,521,155	10,365,281	—
Purchase of treasury stock	(980,428)	—	—
Retirement of common stock	—	—	(1,792)

Net cash provided by (used in) financing activities	4,372,225	9,956,096	(1,090,706)

Net change in cash and cash equivalents	(3,917,809)	6,380,800	(395,212)
Cash and due from banks, beginning of year	6,968,022	587,222	982,434

Cash and due from banks, end of year	$3,050,213	$6,968,022	$587,222

Unaudited Consolidated Quarterly Results

A summary of the unaudited results of operations for each quarter of 2004 and 2003 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)
2004:
Total interest income	$7,922	$7,766	$7,876	$7,737
Total interest expense	3,194	3,113	3,122	3,197
Provision for loan losses	299	78	345	265

Net interest income, after provision for loan losses	4,429	4,575	4,409	4,275
Securities gains, net	238	—	(44)	(1)
Total noninterest income	1,801	1,527	1,564	1,939
Total noninterest expense	6,172	5,834	5,897	6,563
Income taxes	(2)	(39)	(57)	221
Net income (loss)	55	230	19	(127)

Per share:
Basic earnings (loss) from continuing operations	0.01	0.03	—	(0.02)
Diluted earnings (loss) from continuing operations	0.01	0.03	—	(0.02)
Basic earnings (loss)	0.01	0.03	—	(0.02)
Diluted earnings (loss)	0.01	0.03	—	(0.02)

2003:
Total interest income	8,914	8,429	7,825	7,957
Total interest expense	3,837	3,655	3,425	3,348
Provision for loan losses	1,289	2,321	1,865	5,906
Net interest income, after provision for loan losses	3,788	2,453	2,535	(1,297)
Securities gains, net	648	81	374	—
Total noninterest income	2,184	1,793	1,813	1,224
Total noninterest expense	7,009	7,242	7,588	14,340
Income taxes	488	455	1,876	5,768
Net income (loss)	(549)	(2,541)	(1,364)	(8,645)

Per share:
Basic earnings (loss) from continuing operations	(0.12)	(0.55)	(0.30)	(1.77)
Diluted earnings (loss) from continuing operations	(0.12)	(0.55)	(0.30)	(1.77)
Basic earnings (loss)	(0.12)	(0.55)	(0.30)	(1.77)
Diluted earnings (loss)	(0.12)	(0.55)	(0.30)	(1.77)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In 2004, there were no changes in or disagreements with our accountants.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

During the fourth quarter of 2004, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

The Company failed to timely file a Current Report on Form 8-K with respect to the following reportable events:

•	On August 31, 2004, Mr. Michael A. Tarpley was elected as a member of the Company’s Board of Directors. Mr. Tarpley serves as a member of the Company’s Nominating Committee, ESOP & Pension Plan Committee, Joint Bond Claim Committee and Joint Benson Settlement Committee.

•	On October 26, 2004, Mr. Terry G. Sanderson was elected as a member of the Company’s Board of Directors. Mr. Sanderson serves on the Company’s Audit Committee.

The Company has since filed a Current Report on Form 8-K with respect to these events.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following provides the names of the Company’s directors, their ages, the positions held by them with the Company and certain of its subsidiaries and their principal occupations for the last five years:

Directors with Terms Expiring in 2005 (Class III)

Name, Age and Positions Held with the Company and Subsidiaries	Director of Company Since	Principal Occupation During Past Five Years
Kenneth K. Campbell (60) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	2003	(Retired) President of Birmingham Communications and Electronics, Inc. (wireless telephone), Birmingham, Alabama

Patrick M. Frawley (53) Chairman, President and Chief Executive Officer of Community Bancshares; Chairman and Chief Executive Officer of Community Bank; Chairman of 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp., and Southern Select Insurance, Inc.; Vice President of Community Funding Corporation	2003	Chairman, President and Chief Executive Officer of Community Bancshares (2003 – Present); Chairman and Chief Executive Officer of Community Bank (2003 – Present); Senior Vice President of Community Bank (2002 – 2003); Director of Regulatory Relations for Bank of America (1991 – 2002)

Michael A Tarpley (49) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	2004	Realtor and real estate developer, Hartselle, Alabama; Partner in Faithway Feed Company (farm supplies) Guntersville, Alabama (2003-2004); Territory Manager for Pennington Seed, Inc. (lawn and garden supplies) Cullman, Alabama (1997-2003)

Directors with Terms Expiring in 2006 (Class I)

Name, Age and Positions Held with the Company and Subsidiaries	Director of Company Since	Principal Occupation During Past Five Years
Roy B. Jackson (70) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation; Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	1999	(Retired) Owner of Jackson Farm & Garden Center, Minor Hill, Tennessee

Stacey W. Mann (52) Director of Community Bancshares; Director and President of Community Bank; Director of 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp., Southern Select Insurance Inc., and Community Funding Corporation; Vice President of Community Funding Corporation	2003	President of Community Bank (2003 – Present); Executive Vice President and Chief Operating Officer of Community Bank (2001 – 2003); Area Executive Vice President of Community Bank (1997 – 2001)

Jimmie Trotter (67) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	2000	(Retired) Principal of Mortimer Jordan High School, Morris, Alabama

Directors with Terms Expiring in 2007 (Class II)

Name, Age and Positions Held with the Company and Subsidiaries	Director of Company Since	Principal Occupation During Past Five Years
Glynn Debter (70) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation; Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	1996	Owner-operator of Debter Farms (cattle breeding), Horton, Alabama

John J. Lewis, Jr. (57) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation; Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	1997	Production Planning Manager for Tyson Foods, Inc. (food processing) Blountsville, Alabama

Terry G. Sanderson (45) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation; Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	2004	Certified Public Accountant Huntsville, Alabama

The following provides the names of the Company’s other executive officers not already listed above, their ages, the positions held by them with the Company and certain of its subsidiaries and their principal occupations for the last five years:

Name, Age and Position Currently Held with the Company and its Subsidiaries	Principal Experience During Past Five Years
Kerri C. Kinney (35)* Chief Financial Officer of Community Bancshares and Community Bank; Treasurer of Community Funding Corporation	Chief Financial Officer of Community Bancshares and Community Bank (2001 – Present); Senior Risk Consultant for Compass Bank, Birmingham, Alabama (2001); Chief Accounting Officer of Frontier National Corporation, Sylacauga, Alabama (1998 – 2000); Chief Financial Officer of Frontier National Bank, Lanett, Alabama (1997 – 2000); Vice President and Controller of The County Bank, Greenwood, South Carolina (1993 – 1997)

*	Jim Kinney, Mrs. Kinney’s husband, was employed by Community Bank from April 14, 2003 through April 30, 2004 at an annual salary of $75,000 as the project manager of a specific project for the operations division. In May 2004, Community Bank entered into a contract with Mr. Kinney for consulting services to be performed for a fee of $75,000. It is anticipated that this contract will not be renewed when it expires on April 30, 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” requires the Company’s directors, executive officers and persons who beneficially own more than ten percent of the Company’s common stock to file with the Securities and Exchange Commission, or the “SEC,” on a timely basis initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. There are specific dates by which these reports are to be filed and the Company is required to disclose any failure to file on a timely basis reports that were required for 2004 or prior fiscal years.

The Company is not aware of any instance during 2004 in which any director or executive officer of the Company or any person who beneficially owned more than ten percent of the Company’s common stock failed to make a timely filing required by Section 16(a) of the Exchange Act. The Company has relied on written representations of its directors and executive officers and copies of the reports that have been filed in making required disclosures concerning beneficial ownership reporting.

Audit Committee

The Company established an Audit Committee of its Board of Directors in accordance with section 3(a)(58)(A) of the Exchange Act for the purpose of overseeing the accounting and financial reporting processes of the Company as well as the audits of the Company’s financial statements. The current members of the Audit Committee are Kenneth K. Campbell, who serves as chairman, Michael A. Tarpley, who serves as vice chairman, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Terry G. Sanderson and Jimmie Trotter.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that the Company presently has one Audit Committee financial expert serving on its Audit Committee. Terry G. Sanderson, a certified public accountant, is the Audit Committee financial expert under Item 401(h) of Regulation S-K and is independent of management.

Code of Ethics for Financial Professionals

The Company has adopted a Code of Ethics for Financial Professionals, a copy of which is posted on the Company’s website at www.cbblount.com. The Company intends to disclose any amendment to, or waiver from, the provision of the Code of Ethics for Financial Professionals by posting them on its website.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides information concerning compensation paid or accrued by the Company for services rendered in all capacities during 2004, 2003 and 2002 for the Company’s Chief Executive Officer and each of the next four most highly compensated executive officers of the Company during 2004 (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation					Long-Term Compensation Awards	All Other Compensation (1)
		Salary		Bonus	Other Annual Compensation		Securities Underlying Options
Patrick M. Frawley Chairman, Chief Executive Officer and President	2004 2003 2002	$300,000 297,577 175,782	(2)	5,124 — —	59,905 35,451 24,854	(3) (3) (3)	75,000 150,000 —	17,599 21,671 —

Stacey W. Mann President Community Bank	2004 2003 2002	$220,000 213,386 200,000		3,757 — —	— — —		40,000 40,000 12,500	17,599 23,471 8,889

William H. Caughran General Counsel	2004 2003 2002	$155,000 122,212 114,925		2,647 — —	— — —		20,000 27,500 12,500	13,512 13,242 —

Kerri C. Kinney Chief Financial Officer	2004 2003 2002	$150,000 149,359 126,200		2,562 — —	— 16,425 —	(3)	20,000 27,500 —	13,084 17,984 8,073

John W. Brothers Chief Operating Officer Community Bank	2004 2003 2002	$134,375 105,813 —	(4)	2,455 —	— 23,407 —	(3)	20,000 15,000 —	11,739 — —

1.	Amounts shown in this column for the fiscal year ended December 31, 2004 include contributions by the Company to the Comp’s ESOP and 401(k) plan as follows: Patrick M. Frawley $9,399 and $8,200; Stacey W. Mann $9,399 and $8,200; William H. Caughran $7,206 and $6,306; Kerri C. Kinney $6,892 and $6,102; and John W. Brothers $6,266 and $5,473. ESOP contributions for 2004 are estimated because the allocations for the 2004 plan year have not been completed by the plan record keeper.

2.	Mr. Frawley’s employment by Community Bank was subject to regulatory approval which was obtained on May 30, 2002. Mr. Frawley was an independent contractor from March 1, 2002 until June 10, 2002. The amount shown in the table for 2002 includes $56,875 paid to Mr. Frawley as an independent contractor and $118,907 paid to him as a Community Bank employee.

3.

Includes for 2004, 2003 and 2002, respectively, for Patrick M. Frawley $3,423, $3,383 and $0 with respect to social club dues, $7,359, $6,821 and $4,083 with respect to usage of a Company-owned automobile, $22,854, $25,247 and $20,771 with respect to expenses related to temporary housing and $26,268, $0 and $0 with respect to relocation expenses. Also includes for 2002 for Kerri C. Kinney $5,432 with respect to social club dues, $7,000 with respect to usage of a Company-owned automobile, and $3,993 with respect to discounted interest rates through participation in Community Bank’s employee loan program. Also includes for 2003 for John W. Brothers $1,938 with respect to usage of a company-owned automobile, $11,103 with respect to expenses related to temporary housing, $10,000 with respect to moving expenses and $366 with respect to discounted interest rates through participation in Community Bank; employee loan program.

4.	Mr. Brothers worked at Community Bank as an independent contractor from March 3, 2003 until April 28, 2003. The amount shown in the table for 2003 includes $22,836 paid to Mr. Brothers as an independent contractor and $82,977 paid to him as a Community Bank employee.

Stock Options

The following table provides information concerning grants of stock options by the Company to the named executive officers during 2004:

Option Grants in Last Fiscal Year

	Individual Grants		Potential realizable value at assumed annual rates of stock price appreciation for option term (1)
Name	Number of securities underlying options granted (2)	Percent of total options granted to employees in fiscal year	Exercise price	Expiration date	5%	10%
Patrick M. Frawley	75,000	10.45%	$5.35	1/26/09	$111,000	$245,250

Stacey W. Mann	40,000	5.57	5.35	1/26/09	59,200	130,800

William H. Caughran	20,000	2.79	5.35	1/26/09	29,600	65,400

Kerri C. Kinney	20,000	2.79	5.35	1/26/09	29,600	65,400

John W. Brothers	20,000	2.79	5.35	1/26/09	29,600	65,400

(1)	Amounts represent hypothetical gains that could be achieved for the respective options at the end of the option term. The assumed 5% and 10% rates of annual stock appreciation are mandated by the rules of the SEC and may not accurately reflect the appreciation of the price of the Common Stock from the grant date until the end of the option term. These assumptions are not intended to forecast future price appreciation of the Company’s Common Stock.

(2)	The options vest immediately.

Option Exercises and Holdings

The following table provides information concerning the exercise of stock options during 2004 by the named executive officers and the number and value of unexercised stock options held by the named executive officers at December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at FY-End (3)	Value of Unexercised In-the-money Options at FY-End (2)(3)
Patrick M. Frawley	50,000	$71,500	175,000	$36,500

Stacey W. Mann	—	—	102,500	$58,400

William H. Caughran	—	—	47,500	$29,200

Kerri C. Kinney	—	—	50,500	$29,200

John W. Brothers	—	—	35,000	$29,200

(1)	“Value Realized” represents the amount equal to the excess of the fair market value (as determined by the board of Directors) of the shares at the time of exercise over the exercise price.

(2)	Represents the fair market value as of December 31, 2004 ($6.81, as determined by the Board of Directors), of the shares underlying the options less the exercise price of the options.

(3)	Since options vest immediately, the unexercised are currently exercisable.

Retirement Plan

The following table shows the estimated annual benefits payable at normal retirement age (age 65) under Community Bancshares, Inc. Revised Pension Plan, a qualified defined benefit retirement plan, as well as under Community Bancshares Inc. Benefit Restoration Plan, a non-qualified supplemental retirement plan. This supplemental plan provides benefits that would otherwise be denied participants due to the limitations on qualified plan benefits imposed by the Internal Revenue Code. The only named executive officer who is a participant in this supplemental plan is Mr. Mann.

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

The amount of compensation covered by the combination of plans covering the named executive officers is total compensation, including bonuses, overtime or other forms of extraordinary compensation. The amount of the retirement benefit is determined by the length of the retiree’s credited service under the plans and his average monthly earnings for the five highest compensated, consecutive calendar years of the retiree’s final ten consecutive calendar years of employment with the Company and its subsidiaries. The full years of credited service under the plans for the named executive officers as of December 31, 2003 are as follows: Patrick M. Frawley: 2 years, Stacey W. Mann: 20 years, William H. Caughran: 5 years, Kerri C. Kinney: 2 years and John W. Brothers: 0 years.

Compensation of Directors

During 2004, non-employee directors of the Company were paid a fee of $500 for each quarterly meeting of the Board of Directors. Non-employee members of the Company’s Executive Committee, Nominating Committee, Executive Compensation Committee, Audit Committee and Pension and ESOP Administrative Committee received a fee of $250 per meeting. Non-employee directors of the Company who are also directors of Community Bank received a monthly fee of $1,500 plus $500 per meeting held in excess of one per month. Non-employee directors of Community Credit, Community Appraisals and Community Insurance received a quarterly fee of $500. Non-employee members of Community Bank’s Executive Committee, Audit Committee and Asset Quality Committee received $250 per meeting. Non-employee members of Community Bank’s Directors Credit Committee received a monthly fee of $500.

Executive Employment Agreement

On March 29, 2005 Community Bank entered into an Employment Agreement with Patrick M. Frawley, its Chairman and Chief Executive Officer. The agreement has a term of three years and is automatically renewed on each anniversary of the effective date for an additional one-year period, unless Community Bank or Mr. Frawley gives notice to the other party to terminate the automatic renewals. The agreement provides that Mr. Frawley will serve as Community Bank’s Chief Executive Officer. Mr. Frawley will receive from Community Bank a base salary at least equal to his base salary on March 29, 2005, the opportunity to earn a bonus under such performance criteria as may be established by the Compensation Committee, the ability to participate in Community Bank’s employee benefit programs on the same basis as other senior executives, and certain fringe benefits, including use of a company automobile and country club memberships.

In the event Mr. Frawley’s employment is terminated by Community Bank for any reason other than death, disability, or “for cause,” Mr. Frawley shall be entitled to receive (i) a lump sum payment equal to the present value of his monthly salary that would have been payable for the 36 months following his termination of employment but for such termination; (ii) a lump sum payment equal to the present value of a series of 36 monthly payments, each of which is calculated by taking one-twelfth of the average of the bonuses earned by Mr. Frawley for the two calendar years immediately preceding the year in his termination of employment occurs; (iii) continuation of Mr. Frawley’s health and life insurance benefits for 36 months following termination of employment at the same level and on the same terms as provided to him immediately prior to his termination of employment; (iv) full vesting and continued participation for a period of 36 months following termination of employment in certain retirement plans or, if such full vesting and continued participation is not allowed, payment by Community Bank of a lump sum supplemental benefit in lieu of full vesting and continued participation in such plans; and (v) individual career counseling and outplacement services for a reasonable period of time following termination of employment, up to a maximum cost to the Company of $5,000. Mr. Frawley is also entitled to these severance benefits if he terminates his employment with Community Bank during the 30-day period beginning on the first anniversary of a change in control, or if he terminates his employment because, among other reasons, his authority, duties or compensation have been reduced or if he is forced to relocate more than 50 miles from his primary place of employment.

If any payments pursuant to the agreement or otherwise would be subject to any excise tax under Section 4999 of the Internal Revenue Code, Community Bank will provide an additional payment such that Mr. Frawley retains a net amount equal to the payments he would have retained if such excise tax had not applied.

The Change in Control Agreement which Community Bank entered into with Mr. Frawley on December 12, 2003 was terminated simultaneously with the execution of Mr. Frawley’s Employment Agreement.

Change in Control Arrangements

The Company or Community Bank has entered into Change in Control Agreements with each of the named executive officers except John W. Brothers. These agreements have terms of three years and are automatically renewed unless terminated by the Company at the end of any three year term. In the event of a change in control (as defined in the agreements) of the Company, the named executive officer is entitled to receive certain severance benefits, provided the executive officer’s employment is terminated by the Company within 30 months following the change in control, unless the termination is “for cause” or by reason of the officer’s death, disability or retirement on or after age 65. The executive officer is also entitled to these severance benefits if the officer terminates his or her employment with the Company within 30 months following a change in control if, among other reasons, the officer’s authority, duties, compensation or benefits have been reduced or if the officer is forced to relocate more than 50 miles from his place of employment immediately prior to the change in control. If, during the term of the agreement, a transaction is proposed which, if consummated, would constitute a change in control and (i) the officer’s employment is thereafter terminated by the Company other than for cause or by reason of the officer’s death, disability or retirement on or after age 65 and (ii) the proposed transaction is consummated within one year following the officer’s termination of employment, the change in control will be deemed to have occurred during the term of the agreement and the officer will be entitled to severance benefits. The officer is also entitled to receive severance benefits if the officer terminates employment for any reason during a 30-day period beginning 12 months after the occurrence of a change in control.

Community Bank entered into such a Change in Control Agreement with Patrick M. Frawley on December 12, 2003. The severance benefits payable under the agreement with Mr. Frawley consist solely of a lump sum payment equal to the present value of Mr. Frawley’s salary that would have been payable by Community Bank for the 12 months following his termination of employment but for the termination.

The Company entered into Change in Control Agreements with Stacey W. Mann and William H. Caughran on December 4, 1999, and with Kerri C. Kinney on September 18, 2001. The severance benefits payable under each of these agreements are as follows: (i) a lump sum payment equal to the present value of the officer’s salary that would have been payable by the Company for the 30 months following the officer’s termination of employment but for such termination; (ii) a lump sum payment equal to the present value of a series of 30 monthly payments, which monthly payment is calculated by taking one-twelfth of the average of the bonuses earned by the officer for the two calendar years immediately preceding the year in which the officer’s termination of employment occurs; (iii) continuation of the officer’s health and life insurance benefits for 30 months following the officer’s termination of employment at the same level and on the same terms as provided to the officer immediately prior to his termination of employment; (iv) full vesting and continued participation for a period of 30 months following the officer’s termination of employment in certain retirement plans or, if such full vesting and continued participation is not allowed, payment by the Company of a lump sum supplemental benefit in lieu of full vesting and continued participation in such plans; and (v) individual career counseling and outplacement services for a reasonable period of time following the officer’s termination of employment, up to a maximum cost to the Company of $5,000 per officer.

Compensation Committee Interlocks and Insider Participation

Glynn Debter, who serves as chairman, Roy B. Jackson, who serves as vice chairman, and Kenneth K. Campbell currently serve as members of the Executive Compensation Committee of the Company’s Board of Directors. During part of 2004, John L. Lewis, Jr. also served on the Executive Compensation Committee. None of these individuals are or were previously officers or employees of the Company.

Except as disclosed below under Item 13, “Certain Relationship and Related Transactions,” during 2004, none of the members of the Executive Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K, and none of our executive officers served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on our Board of Directors or our Executive Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 24, 2005, with respect to ownership of shares of Common Stock by each of the Company’s directors, the Company’s executive officers, and all directors and executive officers of the Company as a group, and each other person or group that is known by the Company, based solely upon a review of filings made with the SEC, to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.

	Shares of Common Stock Beneficially Owned (1)				Percentage of Total Shares Outstanding
Person, Group or Entity	Sole Power (2)		Shared Power (3)	Aggregate

I. Directors, Nominees and Executive Officers
Kenneth K. Campbell	122,178	(4)	3,600	125,778	1.48
Glynn Debter	100,400	(5)	16,611	117,011	1.37
Patrick M. Frawley	253,897	(6)	106,092	359,989	4.23
Roy B. Jackson	101,500	(7)	6,600	108,100	1.27
John J. Lewis, Jr.	143,390	(8)	107,292	250,682	2.94
Stacey W. Mann	168,571	(9)	4,155	172,726	2.03
Terry G. Sanderson	27,977	(10)	405	28,382	*
Michael A. Tarpley	28,472	(11)	106,592	135,064	1.59
Jimmie Trotter	102,000	(12)	4,014	106,014	1.24
Kerri C. Kinney	58,907	(13)	—	58,907	*
John W. Brothers	55,000	(14)	2,000	57,000	*

William H. Caughran All Company directors, nominees for directors and executive officers as a group	70,931	(15)	3,274		74,205		*
(12 persons)	1,233,223		148,451		1,381,674		16.22

II. Others
North Star Trust Corporation, as Trustee of the Community Bancshares, Inc. Employee Stock Ownership Plan 500 West Madison Street, Suite 3800 Chicago, Illinois 60661	—		518,742	(16)	518,742	(16)	6.09

Riggs Qualified Partners, LLC (17) 4324 Central Avenue Western Springs, Illinois 60558	668,000		—		668,000		7.84

Philip J. Timyan (17) 4324 Central Avenue Western Springs, Illinois 60558	668,000		11,500		679,500		7.98

Spence Limited, L.P., Financial Junk, LLC, John Wilson Spence, III and Gerald J. Bruner (17) P.O. Box 505 Blakely, Georgia 39823-0505	—		747,570		747,570		8.77
Jeffrey A. Miller and Eric D. Jacobs (17) P.O. Box 26039 Gallows Bay Station Christiansted, St. Croix, USVI 00824	—		647,355		647,355		7.60

Stilwell Value Partners IV, Stilwell Associates, L.P. Stilwell Value LLC and Joseph Stilwell (17) 26 Broadway Street, 23rd Floor New York, New York 10004	—		723,831		723,831		8.50

*	Less than 1%.

(1)	The number of shares reflected is shares which, under applicable SEC regulations, are deemed to be beneficially owned, including shares as to which, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, either voting power or investment power is held or shared. In addition, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person which are currently exercisable, or which will become exercisable within 60 days following March 24, 2005, are deemed to be outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The total number of shares beneficially owned is divided, where applicable, into two categories: (i) shares as to which voting/investment power is held solely, and (ii) shares as to which voting/investment power is shared.

(2)	Unless otherwise specified in the following footnotes, if a beneficial owner is shown as having sole power, the owner has sole voting as well as sole investment power, and if a beneficial owner is shown as having shared power, the owner has shared voting power as well as shared investment power. Some individuals are shown as beneficial owners of shares held by the Company’s ESOP. The individual has sole power to direct the ESOP trustee as to the manner in which shares allocated to the individual’s account under the ESOP are to be voted. The individual has no direct power of disposition with respect to shares allocated to the individual’s account, except to request a distribution under the terms of the ESOP. The ESOP record keeper has not completed the allocation as of December 31, 2004, so the number of shares shown as allocated to an individual’s account are as of December 31, 2003.

(3)	This column may include shares held in the name of, among others, a spouse, minor children or certain other relatives sharing the same home as the director, nominee, executive officer or 5% stockholder. In the cases of Messrs, Frawley, Lewis and Tarpley this column includes 106,092 shares which are held by the ESOP and which have not been allocated to any participant account. These individuals serve as members of the Administrative Committee of the ESOP and have investment authority over the unallocated shares, but each individual disclaims any beneficial ownership with respect to such unallocated shares.

(4)	Includes 75,000 shares which could be acquired within 60 days following March 24, 2005 pursuant to stock options.

(5)	Includes 100,000 shares which could be acquired within 60 days following March 24, 2005 pursuant to stock options.

(6)	Includes 250,000 shares which could be acquired within 60 days following March 24, 2005 pursuant to stock options and 2,897 shares allocated to Mr. Frawley’s ESOP account as of December 31, 2003.

(7)	Includes 100,000 shares which could be acquired within 60 days following March 24, 2005 pursuant to stock options.

(8)	Includes 100,000 shares which could be acquired within 60 days following March 24, 2005 pursuant to stock options and 19,868 shares held by an estate of which Mr. Lewis is the executor and a beneficiary.

(9)	Includes 142,500 shares which could be acquired within 60 days following March 24, 2005 pursuant to stock options and 19,425 shares allocated to Mr. Mann’s ESOP account as of December 31, 2003.

(10)	Includes 25,000 shares which could be acquired within 60 days following March 24, 2005 pursuant to stock options.

(11)	Includes 25,000 shares which could be acquired within 60 days following March 24, 2005 pursuant to stock options.

(12)	Includes 25,000 shares which could be acquired within 60 days following March 24, 2005 pursuant to stock options.

(13)	Includes 55,000 shares which could be acquired within 60 days following March 24, 2005 pursuant to stock options and 2,907 shares allocated to Ms. Kinney’s ESOP account as of December 31, 2003.

(14)	Includes 55,000 shares which could be acquired within 60 days following March 24, 2005 pursuant to stock options.

(15)	Includes 67,500 shares which could be acquired within 60 days following March 24, 2005 pursuant to stock options and 2,897 shares allocated to Mr. Caughran’s ESOP account as of December 31, 2003.

(16)	Participants in the ESOP have the power to direct the ESOP trustee how to vote shares allocated to their individual accounts. Any unallocated shares, and any allocated shares with respect to which voting instructions are not received from a participant, will be voted by the appropriate ESOP fiduciary in its discretion.

(17)	Information about this individual or group was obtained from a Schedule 13D or 13G, filed by such individual or group with the SEC.

Equity Compensation Plan Information

Although the Company presently does not have any equity compensation plans, the Company does, from time to time, grant stock options to its employees and directors. The following table sets forth summary information regarding such stock option grants made and outstanding as of December 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—

Equity Compensation Plans Not Approved by Security Holders			Not Applicable

*	Reflects the sum of individual option grants made by the Company to employees and directors not pursuant to an equity compensation plan.

The Company generally makes these stock option grants under a Form of Stock Option Agreement that provides, among other things, the following terms:

•	the exercise price of the options is equal to the fair market value of the Company’s common stock at the date of grant;

•	the options expire upon the date that is five years after the date of grant;

•	the options are non-transferable, except upon the death of the holder;

•	the options contain a covenant not to compete with the Company; and

•	customary adjustment provisions for stock splits and similar corporate actions by the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The largest aggregate amount of loans to directors and executive officers of the Company and members of their immediate families outstanding at any time during 2004 under these two programs was approximately $816,145. As of March 18, 2005, the total outstanding balance of loans by Community Bank to directors and executive officers of the Company and members of their immediate families under these two programs was approximately $539,130.

At December 31, 2004, the total outstanding balance of indebtedness incurred by the ESOP to purchase shares of common stock was approximately $1,545,525. This indebtedness, which was owed to the Company, and was secured by a pledge of 106,092 shares of common stock that have not been allocated by the ESOP, was guaranteed by the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

The Company’s independent public accounting firm for the calendar years ended December 31, 2003 and 2004 was Carr, Riggs & Ingram, LLC (“CRI”).

Audit Fees

The aggregate fees for professional services billed by CRI for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2004 for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and statutory audits for those fiscal years were $300,000 and $295,000, respectively.

Audit-Related Fees

The aggregate “Audit-Related Fees” billed by CRI to the Company for the fiscal years ended December 31, 2003 and 2004 was $25,274 and $33,175, respectively. Audit-Related Fees include various attestation services under professional standards, employee benefit plan audits and internal control reviews.

Tax Fees

CRI billed to the Company “Tax Fees” of $52,884 and $127,113, respectively, for the fiscal years ended December 31, 2003 and 2004. Tax Fees include tax preparation, filing, compliance and advisory services.

All Other Fees

The aggregate fees billed by CRI for services rendered to the Company, other than the services described above, for the fiscal year ended December 31, 2003 and 2004 were $2,945 and $1,400, respectively. All Other Fees relate primarily to agreed upon procedures for collateral verification for the Federal Home Loan Bank of Atlanta.

Pre-Approval Policies and Procedures

Pursuant to Company policy, all audit and permitted non-audit services must be preapproved by the Audit Committee. All of the services described above for 2003 and 2004 were preapproved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index of documents filed as part of this report:

Community Bancshares, Inc. and Subsidiaries

Page(s)
Financial Statements

Report of Independent Registered Public Accounting Firm	61

Consolidated Statements of Condition as of December 31, 2004 and 2003	62

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	63 - 64

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	65

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	66 - 67

Notes to Consolidated Financial Statements	68 - 113

(b)	Exhibits

3.1	Certificate of Incorporation, as amended and restated May 2000 (1).

3.2	Bylaws, as amended and restated October 23, 2003 (2).

4.1	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (3).

4.2	Form of Option Agreement by and between Community Bancshares, Inc. and each of Acadia Fund I, L.P., Riggs Qualified Partners, Endurance Partners (Q.P.), L.P., Endurance Partners, L.P., Spence Limited, L.P., and John D. Norcross (4).

4.3	Warrant Agreement, dated February 20, 2004, by and between Community Bancshares, Inc. and FIG Partners, L.L.C. (5).

10.1	Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April 12, 1994, effective January 1, 1995 (6) (*).

10.2	Subordinated Promissory Note, dated October 4, 1994, between Community Bancshares, Inc. as borrower and Jeffrey K. Cornelius as holder (7).

10.3	Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (8).

10.4	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (9).

10.5	Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (10).

10.6	Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (11).

10.7	Form of Amendment to Nonqualified Stock Option Agreement, between Community Bancshares, Inc. and grantee, dated December 12, 2000 (12) (*).

10.8	Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Kinney (13) (*).

10.9	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Jr., Loy McGruder, Kennon R. Patterson, Jr., Merritt Robbins, Robert O. Summerford, Jimmie Trotter and Kerri Newton dated December 18, 2001 (14) (*).

10.10	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (15) (*).

10.11	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (16) (*).

10.12	Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (17) (*).

10.13	Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (18) (*).

10.14	Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (19).

10.15	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Merritt Robbins, Robert O. Summerford and Jimmie Trotter dated July 19, 2002 (20) (*).

10.16	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (21) (*).

10.17	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003 (22) (*).

10.18	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003 (23) (*).

10.19	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003 (24) (*).

10.20	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003 (25) (*).

10.21	Form of Change in Control Agreement between Community Bancshares, Inc, and each of Kennon R. Patterson, Sr. and William H. Caughran, Jr. dated December 4, 1999 (26) (*).

10.22	Employment Agreement, dated March 28, 1996 by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (27) (*).

10.23	Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (28) (*)

10.24	Amendment Number 1 to the Community Bancshares, Inc. Benefit Restoration Plan (29) (*).

10.25	Amendment Number 2 to the Community Bancshares, Inc. Benefit Restoration Plan (30) (*).

10.26	Change in Control Agreement between Community Bancshares, Inc. and Stacey W. Mann (31) (*).

10.27	Change in Control Agreement between Community Bank and Patrick M. Frawley (32) (*).

10.28	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt M. Robbins and Jimmie Trotter dated January 27, 2004 (33) (*).

10.29	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 27, 2004 (34) (*).

10.30	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 27, 2004 (35) (*).

10.31	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 27, 2004 (36) (*).

10.32	Form of Cancellation of Stock Option Agreement dated January 27, 2004 between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (37) (*).

10.33	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (38) (*).

10.34	Promissory Note and Pledge Agreement, dated February 11, 2004, by and between the Community Bancshares, Inc. Employee Stock Ownership Plan and Community Bancshares, Inc. (39) (*).

10.35	Form of Amendment to Nonqualified Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and each of Patrick M. Frawley, Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, Kerri C. Kinney, John J. Lewis, Jr., Loy D. McGruder, Stacey W. Mann, Merritt M. Robbins and Jimmie Trotter (40) (*).

10.36	Promissory Note, Loan Agreement and Security Agreement by and between Community Bancshares, Inc. and First Commercial Bank dated May 6, 2004 (41).

10.37	Summary Description of Director Compensation (*)

10.38	Summary Description of Named Executive Officer Compensation. (*)

10.39	Amendment Number 3 to the Community Bancshares, Inc. Benefit Restoration Plan. (*)

10.40	Employment Agreement, dated March 29, 2005, between Community Bank and Patrick Frawley. (*)

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Carr, Riggs & Ingram, LLC.

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensation plan or arrangement.

(1)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(3)	Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(4)	Filed as Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(5)	Filed as Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(6)	Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(7)	Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(12)	Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

(14)	Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(15)	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(16)	Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(17)	Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(18)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(19)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(20)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(21)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(22)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(23)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(24)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(25)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(26)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(27)	Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference.

(28)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(29)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(30)	Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(31)	Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(32)	Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(33)	Filed as Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(34)	Filed as Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(35)	Filed as Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(36)	Filed as Exhibit 10.33 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(37)	Filed as Exhibit 10.34 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(38)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(39)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(40)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(41)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

COMMUNITY BANCSHARES, INC.

By:	/s/ Patrick M. Frawley
Patrick M. Frawley
Chairman and Chief Executive Officer

By:	/s/ Kerri C. Kinney
Kerri C. Kinney
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2005.

Signature

/s/ Patrick M. Frawley Patrick M. Frawley	Chairman of the Board, President, Chief Executive Officer, Director (principal executive officer)

/s/ Stacey W. Mann Stacey W. Mann	Vice Chairman, Executive Vice President, Director

/s/ Kerri C. Kinney Kerri C. Kinney	Chief Financial Officer (principal accounting officer)

/s/ Glynn Debter Glynn Debter	Director

/s/ Roy B. Jackson Roy B. Jackson	Director

/s/ John J. Lewis, Jr. John J. Lewis, Jr.	Director

/s/ Terry Sanderson Terry Sanderson	Director

/s/ Kenneth Campbell Kenneth Campbell	Director

/s/ Mike Tarpley Mike Tarpley	Director

/s/ Jimmie Trotter Jimmie Trotter	Director