Form 10-Q
period 2005-03-31
COMMUNITY BANCSHARES INC /DE/
filed 2005-05-09
CIK 752195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 25, 2005, there were 8,524,505 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PART 1

Item 1. Financial Statements.

Community Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$19,010,468	$33,669,110
Interest-bearing deposits in banks	3,657,390	5,368,342
Federal funds sold	17,635,000	13,475,000

Cash and cash equivalents	40,302,858	52,512,452
Securities available for sale	148,990,958	147,167,933
Loans, net of allowance for loan losses of $4,589,321 and $4,624,584	300,212,718	295,754,943
Capitalized lease receivable	2,831,204	2,863,755
Accrued interest receivable	3,174,277	2,766,104
Premises and equipment, net	21,187,453	21,177,897
Goodwill and other intangible assets, net	2,346,253	2,366,107
Foreclosed assets	10,260,956	11,126,227
Other assets	18,051,540	17,688,360

Total assets	$547,358,217	$553,423,778

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$64,085,400	$70,279,948
Interest-bearing	378,569,455	378,346,834

Total deposits	442,654,855	448,626,782
Other short-term borrowings	551,461	621,490
FHLB long-term debt	38,000,000	38,000,000
Capitalized lease obligations	3,880,256	3,893,234
Junior subordinated debt (Note 6)	10,310,000	10,310,000
Accrued interest payable	1,451,414	1,729,478
Other liabilities	8,469,402	7,366,030

Total liabilities	505,317,388	510,547,014
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock (par value $.10 per share; 200,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.10 per share; 20,000,000 shares authorized; 8,726,162 and 8,701,162 shares issued as of March 31, 2005 and December 31, 2004, respectively; 2,191,897 shares of which are exchangeable for preferred stock)	872,616	870,116
Additional paid-in-capital	49,282,796	49,162,306
Stock warrant outstanding	242,524	242,524
Treasury common stock, at cost (99,869 shares, as of both March 31, 2005 and December 31, 2004)	(980,428)	(980,428)
Retained earnings (deficit)	(1,548,687)	(1,899,382)
Unearned ESOP common stock (101,788 and 106,092 shares as of March 31, 2005 and December 31, 2004, respectively)	(1,528,018)	(1,571,058)
Accumulated other comprehensive loss	(4,299,974)	(2,947,314)

Total stockholders’ equity	42,040,829	42,876,764

Total liabilities and stockholders’ equity	$547,358,217	$553,423,778

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2005	2004
Interest income:
Loans, including fees	$6,198,754	$6,345,206
Interest on investment securities:
Taxable securities	1,428,705	1,414,476
Tax-exempt securities	29,477	73,149
Federal funds sold	60,098	39,272
Other	85,893	49,933

Total interest income	7,802,927	7,922,036

Interest expense:
Deposits	2,381,163	2,216,389
Short-term borrowings	1,514	644
FHLB long-term debt	569,609	569,610
Capitalized lease obligations	53,054	39,579
Junior subordinated debentures	271,875	334,935
Other long-term debt	—	32,787

Total interest expense	3,277,215	3,193,944

Net interest income	4,525,712	4,728,092
Provision for loan losses	259,085	299,385

Net interest income, after provision for loan losses	4,266,627	4,428,707
Noninterest income:
Service charges on deposits	662,379	663,426
Insurance commissions	639,918	674,322
Bank club dues	77,410	92,601
Debt cancellation fees	(5,283)	(15,217)
Securities gains (losses), net	(2,484)	237,992
Foreclosed assets, net	—	2,605
Other	743,927	144,983

Total noninterest income	2,115,867	1,800,712

Noninterest expense:
Salaries and employee benefits	3,002,931	3,072,187
Occupancy	541,456	600,521
Furniture and equipment	379,804	364,748
Insurance	321,730	292,027
Director and committee fees	103,250	117,650
Professional services	396,247	658,119
Foreclosed assets, net	40,910	—
Disposal or impairment of assets	23,537	23,367
Litigation, fraud or burglary	—	18,076
Other	1,026,080	1,025,394

Total noninterest expense	5,835,945	6,172,089

Income before income taxes	546,549	57,330
Income taxes	(195,854)	(2,287)

Net income	$350,695	$55,043

Earnings per share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three months ended March 31, 2004 and 2005

	Shares of Common Stock Issued	Common Stock	Additional Paid in Capital	Stock Warrant Outstanding	Treasury Common Stock	Retained Earnings	Unearned ESOP Common Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	6,978,671	$697,868	$40,996,918	$—	$(894,029)	$(2,075,986)	$(1,741,248)	$(1,665,903)	$35,317,620
Comprehensive income:
Net income during period		—	—	—	—	55,043	—	—	55,043
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax effect		—	—	—	—	—	—	635,645	635,645

Total comprehensive income									690,688

Issuance of common stock at $5.35 per share	1,586,771	158,676	8,330,549	—	—	—	—	—	8,489,225
Common stock issuance costs	—	—	(815,047)	242,524	—	—	—	—	(572,523)
Common stock issued in lieu of cash paid for directors’ fees at $5.35 per share	20,720	2,072	108,478	—	—	—	—	—	110,550
Release of ESOP common stock	—	—	(11,398)	—	—	—	35,620	—	24,222
Treasury common stock acquired	—	—	—	—	(16,384)	—	—	—	(16,384)

Balance at March 31, 2004	8,586,162	$858,616	$48,609,500	$242,524	$(910,413)	$(2,020,943)	$(1,705,628)	$(1,030,258)	$44,043,398

Balance at December 31, 2004	8,701,162	$870,116	$49,162,306	$242,524	$(980,428)	$(1,899,382)	$(1,571,058)	$(2,947,314)	$42,876,764
Comprehensive losses:
Net income during period		—	—	—	—	350,695	—	—	350,695
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect		—	—	—	—	—	—	(1,352,660)	(1,352,660)

Total comprehensive loss									(1,001,965)

Common stock issued for stock options exercised	25,000	2,500	131,250	—	—	—	—	—	133,750
Release of ESOP common stock	—	—	(10,760)	—	—	—	43,040	—	32,280

Balance at March 31, 2005	8,726,162	$872,616	$49,282,796	$242,524	$(980,428)	$(1,548,687)	$(1,528,018)	$(4,299,974)	$42,040,829

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2005	2004
Operating activities:
Net income	$350,695	$55,043
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	259,085	299,385
Depreciation and amortization	421,346	406,568
Net amortization of securities	226,138	176,145
Deferred tax expense	147,229	1,229,146
Realized investment security losses (gains)	2,484	(237,992)
Gain on sale or impairment of premises and equipment	(2,715)	(44,271)
Realized losses (gains) on foreclosed assets	40,910	(2,605)
Increase in accrued interest receivable	(408,173)	(29,627)
(Decrease) increase in accrued interest payable	(278,064)	215,013
Other	1,763,799	(3,055,216)

Net cash provided (used) by operating activities	2,522,734	(988,411)

Investing activities:
Proceeds from sales, calls and pay downs of securities available for sale	13,170,221	21,268,450
Proceeds from maturity of securities available for sale	5,000,000	—
Purchase of securities available for sale	(22,476,301)	(25,224,408)
Loan originations and principal collections, net	(4,413,918)	1,574,137
Proceeds from sale of premises and equipment	73,600	911,970
Additions to premises and equipment	(481,483)	(112,033)
Net proceeds from sale of foreclosed assets	316,737	562,591

Net cash used by investing activities	(8,811,144)	(1,019,293)

Financing activities:
Net (decrease) increase in demand deposits, NOW accounts, savings and time open deposit accounts	(6,408,784)	2,379,479
Net increase (decrease) in certificates of deposit	436,857	(6,415,027)
Net decrease in short-term borrowings	(70,029)	(30,000)
Decrease in capitalized lease obligations	(12,978)	(21,446)
Repayment of long-term debt	—	(1,470,258)
Issuance of common stock, net of transaction costs	133,750	7,916,702
Purchase of common stock into treasury	—	(16,384)

Net cash provided (used) by financing activities	(5,921,184)	2,343,066

Net change in cash and cash equivalents	(12,209,594)	335,362
Cash and cash equivalents, beginning of period	52,512,452	44,920,220

Cash and cash equivalents, end of period	$40,302,858	$45,255,582

Supplemental cash flow disclosures:
Interest paid on deposits and borrowed funds	$3,555,279	$2,978,931
Schedule of non-cash investing and financing activities:
Foreclosure of other real estate owned	190,633	1,237,524
Loan charge-offs, net of recoveries	294,349	3,423,568
Deconsolidation of special purpose trust (Note 6 ):
Recognition of the equity investments in the special purpose trust	—	310,000
Removal of the special purpose trust preferred securities	—	10,000,000
Recognition of the junior subordinated debt in the special purpose trust	—	10,310,000

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – General

The accompanying unaudited consolidated financial statements include the accounts of Community Bancshares, Inc. (“Community Bancshares”) and its wholly-owned subsidiaries, which, together with Community Bancshares, are hereinafter referred to collectively as the “Company.” The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Securities and Exchange Commission’s (the “Commission” or the “SEC”) Quarterly Report on Form 10-Q and Article 10 of the Commission’s Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future periods. For further information, please refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”).

Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or stockholders’ equity.

Note 2 – Recent Accounting Pronouncements

On April 14, 2005, the SEC announced the adoption of a new rule (Staff Accounting Bulletin 107) that amended the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the new standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Commission’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

Note 3 – Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potentially dilutive common shares had all been issued, as well as any adjustment to income that would result from this assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. As of March 31, 2005, 93,000 outstanding stock options were excluded from this calculation because they are considered antidilutive.

Earnings per common share have been computed based on the following:

	Three months ended March 31,
	2005	2004
	(Dollars in 000’s)
Net income	$350,695	$55,043
Less: preferred stock dividends	—	—

Net income applicable to common stock	$350,695	$55,043

Weighted average number of common shares outstanding	8,509,841	7,849,078
Effect of dilutive options and warrants	139,771	32,224

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,649,612	7,881,302

No dividends were declared during the three month periods ended March 31, 2005 or 2004.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 – Stock Based Compensation

The Company occasionally grants stock options to purchase the Company’s common stock to officers and directors. These options have been granted at a strike price equivalent to the deemed current fair value of the Company’s common stock on the grant date and have a maximum term of five years. The vesting periods vary among option agreements, but the majority of the options are fully vested at the time of grant. Most of the options with a per share exercise price at or above $7.00 do not expire following an officer or director’s termination. Options with a per share exercise price below $7.00 terminate at various times ranging from 60 days to one year following an officer or director’s termination. As of March 31, 2005, the Company had outstanding options held by officers and directors to purchase an aggregate of 1,935,000 shares of the Company’s common stock.

On February 20, 2004, upon the closing of its private placement of common stock, the Company granted to the placement agent in that offering a warrant (“the warrant”) to purchase 140,187 shares of the Company’s common stock at a per share exercise price of $5.89. The warrant expires on February 20, 2008, and until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

The following sets forth certain information regarding the outstanding stock options, including the warrant, for the three months ended March 31, 2004 and 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2003	932,500	8.12

Granted, three months ended March 31, 2004	862,687	5.45
Expired or cancelled, three months ended March 31, 2004	(105,500)	13.06

Balance March 31, 2004	(1,689,687)	6.44

Balance, December 31, 2004	1,577,187	6.52

Granted, three months ended March 31, 2005	550,000	6.81
Exercised, three months ended March 31, 2005	(25,000)	5.35
Expired, three months ended March 31, 2005	(27,000)	6.37

Balance, March 31, 2005	2,075,187	6.61

The following sets forth stock options outstanding as of March 31, 2005:

Exercise Prices	Number	Expiration Date	Options Exercisable
Options with exercise price of $7.00	590,000	2008	590,000
Options with exercise price of $7.00	142,500	2007	142,500
Options with exercise price of $10.00	88,000	2006	88,000
Options with exercise price of $18.00	5,000	2005	5,000
Options with exercise price of $5.35	477,500	2009	477,500
Options with exercise price of $5.50	50,000	2009	50,000
Options with exercise price of $5.89 (warrant)	140,187	2008	140,187
Options with exercise price of $7.00	30,000	2009	30,000
Options with exercise price of $7.05	5,000	2009	5,000
Options with exercise price of $6.81	547,000	2010	547,000

Total options outstanding, March 31, 2005	2,075,187		2,075,187

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The Company permits option holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through option exercise. This technique results in an increase in the number of shares outstanding with little or no increase in capital account balances. No option holders tendered shares during the three months ended March 31, 2005 or 2004.

The Company accounts for its stock based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Generally, stock based compensation expense is not reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company has recorded the warrant to purchase 140,187 shares of the Company’s common stock, which was issued at the fair value of the Company’s common stock, using the Black-Scholes model to determine a fair value of $1.73 per share. Since the warrants were issued as compensation for services rendered for the common stock issuance, the related charge resulted in a decrease to additional paid in capital of $242,524.

Since the majority of the Company’s options granted in the three months ended March 31, 2005 and 2004 vest immediately, for purposes of pro forma disclosure, the compensation expense related to these options has been recognized on the grant date. The Company’s pro forma information, after giving effect to the deduction for stock-based employee compensation expenses determined under fair value based method for all awards, net of tax, is as follows:

	Three months ended March 31,
	2005	2004
Net income:
As reported	$350,695	$55,043
Deducts:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,048,428)	(945,400)

Pro forma net income (loss)	(697,733)	$(890,357)

Basic earnings (loss) per share:
As reported	$0.04	$0.01
Pro forma	(0.08)	(0.11)

Diluted earnings (loss) per share:
As reported	$0.04	$0.01
Pro forma	(0.08)	(0.11)

The weighted average per share fair values of options granted to employees during the three months ended March 31, 2005 and 2004 were $3.01 and $2.13, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2005	2004
Dividend yield	0%	0%
Expected volatility	.468	.403
Risk free interest rate	2.87%	3.15%
Expected life (in years)	5	5

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – On Balance Sheet Derivatives Instruments and Hedging Activities

Accounting for Derivative Instruments and Hedging Activities

The following table presents the notional and carrying values of the Company’s derivative position held for hedging purposes at both March 31, 2005 and December 31, 2004. This derivative position was executed in the over-the-counter market.

	March 31, 2005		December 31, 2004
	Notional Value	Carrying Value	Notional Value	Carrying Value
Fair Value Hedges:
Interest rate swap agreement	$20,000,000	(530,000)	$20,000,000	$(288,000)

Interest-Rate Risk

The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair Value Hedges

The Company entered into an interest rate swap in December 2003 to convert fixed-rate long-term time deposits to a floating rate. The critical terms of the interest rate swap matches the terms of the corresponding time deposits. All components of the derivative instrument’s gain or loss are considered in the assessment of hedge effectiveness. There were no fair-value hedging gains or losses as a result of hedge ineffectiveness, recognized during the three months ended March 31, 2005 and 2004. The Company recognized a decrease to interest expense of $18,621 and $89,784 for the three months ended March 31, 2005 and 2004, respectively, related to its interest rate swap accounted for as a fair value hedge. At March 31, 2005, the interest rate swap had a remaining term of 2.2 years. Fluctuations in the fair value of derivatives contracts are typically attributable to market risk, and the Company believes that credit risk is relatively low because the Company transacts only with high credit quality counterparties.

Note 6 – Long-term Debt

FHLB long-term debt:

Community Bancshares’ wholly owned principal operating subsidiary, Community Bank, is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and, since 1999, has been approved to borrow up to $38.0 million under the FHLBA’s “Convertible Advance Program.” As of March 31, 2005, Community Bank had borrowed the entire $38.0 million available under this program. These borrowings accrue interest at a fixed rate of 5.93% per annum and have a final maturity of March 1, 2010. These borrowings are subject to a call feature upon every quarterly payment date during the life of the obligation. The first call date for this advance was March 1, 2001, and the advance has not been called to date. These borrowings are secured under a specific lien agreement on both qualifying mortgage instruments in Community Bank’s loan portfolio and qualifying securities in the Bank’s investment portfolio. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Junior subordinated debt:

The Company currently has one subsidiary business trust, Community (AL) Capital Trust I (the “Trust”), which has issued:

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

The Company adopted FIN 46 as of March 31, 2004. As a result, the Company deconsolidated the Trust because the Company does not absorb a majority of the expected losses or residual returns of the trusts. The Trust was previously consolidated because it is controlled by the Company through a majority voting interest. The effect of such deconsolidation, as portrayed in the following table, was (1) to remove the trust preferred securities from the consolidated balance sheet; (2) to recognize the Company’s junior subordinated debt obligation to the Trust; and (3) to recognize the Company’s equity investment in the common stock of the Trust. The junior subordinated debt obligation and equity investment was previously eliminated in consolidation. The equity investment, totaling $310,000, represents the Company’s maximum exposure to loss as a result of its involvement with the Trust. The adoption of FIN 46 had no impact on the Company’s net income or earnings per share.

The following is a summary of the impact of the adoption of FIN 46 as it related to the Company’s December 31, 2004 consolidated balance sheet:

	Balance Prior To Adjustment	Adjustments for FIN 46	Adjusted Balance
Other assets	$17,378,360	$310,000	$17,688,360
Trust preferred securities	10,000,000	(10,000,000)	—
Junior subordinated debt	—	10,310,000	10,310,000

Under the terms of the indenture governing the debentures, the Company may elect to defer payments of interest due on the debentures for up to ten consecutive semiannual payment periods. The Company elected to defer the March 2002, September 2002, March 2003, September 2003 and March 2004 interest payments, but on September 8, 2004, the Company paid all deferred interest plus the accrued interest thereon totaling $3,739,490. The accrued interest payable balance on March 31, 2005 was $69,479.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Note 7 – Issuance of Common Stock

During the first quarter of 2004, the Company completed a private placement of its common stock, and upon its completion, the Company had sold a total of 3,738,323 shares of its common stock at a price of $5.35 per share, resulting in total net proceeds of approximately $18.3 million, of which 1,586,771 shares for net proceeds of $7.9 million were sold during the first quarter of 2004. In addition, the Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, an option to exchange, by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Community Bank has advisory director boards established in the various markets it serves. These advisory directors are given the option to receive their fees in cash or stock. Common stock issued in lieu of cash for advisory directors’ fees during the three months of ended March 31, 2004 was 20,720 shares at a fair market value of $110,550 on the issue date. No common stock was issued for directors’ fees during the three month period ended March 31, 2005. Directors’ fees are accrued when incurred and the aggregate fair market value of the shares issued is charged to accrued Directors’ fees when issued.

During the quarter ended March 31, 2005, 25,000 stock options were exercised at a grant price of $5.35 per share, resulting in an increase to total stockholders’ equity of $133,750. No stock options were exercised during the quarter ended March 31, 2004.

Note 8 – Pension Plan

Components of the net periodic benefit cost of the Company’s pension plan and benefit restoration plan for the three months ended March 31, 2005 and 2004 are as follows:

	March 31, 2005		March 31, 2004
	Pension Plan	Benefit Restoration Plan	Pension Plan	Benefit Restoration Plan
Interest cost on earned benefit obligation	$135,547	$36,682	$132,256	$34,079
Estimated return on plan assets	(158,018)	—	(137,437)	—
Amortization of net experience loss	31,130	1,228	5,922	—

Net periodic benefit cost	$8,659	$37,910	$741	$34,079

The Company contributed $783,061 to the pension plan during the first quarter of 2005 and expects to contribute an additional $1,900,347 during the second quarter in 2005.

Note 9 – Contingencies

Background

At a June 20, 2000 meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Questions were subsequently raised about a number of Community Bank construction projects. A joint committee of the boards of directors of Community Bancshares and Community Bank conducted an investigation as did law enforcement and bank regulatory authorities. Following these investigations, the boards of directors terminated the employment of Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of Community Bancshares and Chairman and Chief Executive Officer of Community Bank, and Larry Bishop, former Vice President of Community Bank and the FDIC commenced administrative proceedings against Mr. Patterson and Mr. Bishop, which are still pending. On March 10, 2005, Mr. Patterson and Mr. Bishop were convicted in the United States District Court for the Northern District of Alabama of conspiracy, bank fraud and causing false entries to be made in bank records. Mr. Patterson was also convicted of filing false income tax returns. Sentencing of these individuals has not yet been set.

Patterson Employment Litigation

Plaintiffs:	Community Bancshares, Inc. and Community Bank

Defendants:	Kennon R. Patterson, Sr., Community Bancshares’ former Chairman, President and Chief Executive Officer

On September 14, 2004, Community Bancshares and Community Bank filed suit against Mr. Patterson in the Circuit Court of Blount County, Alabama. Community Bancshares’ and Community Bank’s complaint:

•	alleges that Mr. Patterson breached his employment agreement with Community Bancshares by failing to faithfully perform the duties assigned to him;

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Patterson ESOP Litigation

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Patterson Benefit Restoration Plan Litigation

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

On January 31, 2005, the Circuit Court of Blount County, Alabama approved a pro tanto settlement of the Benson and Packard shareholder derivative lawsuits. These lawsuits alleged, among other things, that the members of the Boards of Directors of Community Bancshares and Community Bank breached their fiduciary duties with respect to supervision of construction projects and the investigation of allegations of impropriety with respect to such projects. Pursuant to the pro tanto settlement, Community Bancshares and Community Bank received a total of $625,000, and the defendants who were current or former directors or officers of Community Bancshares or Community Bank, except for Kennon R. Patterson, Sr., were dismissed from the lawsuits. Community Bancshares and Community Bank have been realigned as plaintiffs in the lawsuits against the remaining defendants.

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

On January 31, 2005, the Circuit Court of Blount County, Alabama approved a pro tanto settlement of the Benson and Packard shareholder derivative lawsuits. These lawsuits alleged, among other things, that the members of the Boards of Directors of Community Bancshares and Community Bank breached their fiduciary duties with respect to supervision of construction projects and the investigation of allegations of impropriety with respect to such projects. Pursuant to the pro tanto settlement, Community Bancshares and Community Bank received a total of $625,000, and the defendants who were current or former directors or officers of Community Bancshares or Community Bank, except for Kennon R. Patterson, Sr., were dismissed from the lawsuits. Community Bancshares and Community Bank have been realigned as plaintiffs in the lawsuits against the remaining defendants.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On February 2, 2005, Community Bancshares and Community Bank settled the claims of Mr. Alston and Mr. Howard for amounts which are not material to the financial statements of Community Bancshares. On March 29, 2005, Community Bancshares and Community Bank settled the claims of Mr. Tittle for an amount which is not material to the financial statements of Community Bancshares. Claims of the other plaintiffs are still pending.

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

(Unaudited)

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

Contingency Losses

In all claims against the Company, management has assessed where losses are both probable and can be reasonably estimated. As of March 31, 2005, $302,021 was accrued for contingency losses and is reported in other liabilities on the Company’s balance sheet. Management believes this reserve is warranted based on the status of pending litigation and settlements.

Note 10 – Subsequent Events

On April 29, 2005, Community Bank purchased certain mortgage assets from American Family Mortgage, LLC. Under the terms of the transaction, Community Bank acquired mortgage assets including, without limitation, all of American Family Mortgage’s mortgage loans, pipeline mortgage loans and fixed assets as well as ownership of the “American Family Mortgage” name. As consideration in the transaction, Community Bank paid an aggregate purchase price of approximately $1,000,000, consisting of $750,000 in cash, subject to certain escrow provisions and contingencies, and an additional $250,000 to be paid over three years subject to certain performance criteria.

During April 2005, Community Bank entered into two contracts to purchase real estate in Huntsville, Alabama. The first is an agreement for Community Bank to purchase a bank building located at 312 Clinton Avenue for a total purchase price of $2,000,500. Earnest money of $100,000 was delivered to the escrow agent upon signing the agreement. The second is an agreement to purchase one acre of land located in the commercial development Paramount East on Highway 72 West for a total purchase price $653,627. Earnest money of $10,000 was delivered to the escrow agent upon signing the agreement.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward looking statements include, without limitation, statements regarding:

•	our business strategy, including our entry into new markets;

•	future performance, developments, transactions or market forecasts;

•	projected benefits to us as a result of any changes in our regulatory restrictions; and

•	projected investments and disposition of assets.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	interest rate risks and credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	our potential inability to successfully enter into new markets or to realize the expected benefits of entering into those new markets;

•	our potential inability to successfully implement our strategic plan;

•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, and the uncertainty and costs of litigation;

•	our potential inability to realize the expected operational and financial benefits resulting from our improved regulatory standing and the elimination of some of the litigation in which we have been involved;

•	the risks of mergers, acquisitions and divestures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information discussed in this Report, as well as other factors and risks described in any of our other reports that we make with the SEC under the Exchange Act.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion is intended to assist in an understanding of the financial condition and results of operations of Community Bancshares, Inc. and its subsidiaries. Unless the context otherwise clearly indicates, the term “Company” includes Community Bancshares, Inc. and its subsidiaries, and the terms “Bank” and “Community Bank” refer to Community Bank, the Company’s wholly-owned commercial banking subsidiary. This analysis should be read in conjunction with the unaudited financial statements and related notes appearing in Item 1 of this Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to consolidated financial statements, appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

During 2004, many positive developments occurred at our Company. A summary of several key 2004 developments include:

•	following our December 2003 private placement of $10.4 million of our common stock, we sold an additional $7.9 million of our common stock in an extension of that private placement during February 2004, which capital infusions provided the resources necessary to continue execution of the Bank’s recovery, rehabilitation, and growth strategies;

•	a $13.3 million improvement in net income, primarily as a result of improved non-interest expenses as well as reductions in the loan loss provision;

•	significant improvement in asset quality, driven by improved credit risk management and the sale of $18.0 million in poor quality loans;

•	after the elimination of various legal entanglements, the foreclosure on our largest single loan ($5.2 million) providing us the ability to market and liquidate the collateral securing this problem asset;

•	the resolution of certain shareholder related litigation for which we have incurred significant legal fees over the past several years;

•	the settlement of a fidelity bond claim/litigation resulting in a $450,000 payment to the Company; and

•	improved regulatory relations and results.

During the first quarter of 2005, additional positive developments for the Company occurred. These include:

•	Approval of the settlement of the Benson and Packard derivative lawsuits on January 31, 2005, resulting in a $625,000 payment to the Company;

•	The conviction of our former Chairman, Kennon R. Patterson, Sr. on March 11, 2005, on 15 counts of conspiracy to commit fraud, bank fraud, false entries in bank records and filing false income tax returns, among others, which we view as another positive development for the Company’s image and future prospects; and

•	Notice during March, 2005 from the FDIC, the Federal Reserve Bank of Atlanta, and the Alabama State Banking Department that all regulatory agreements, memoranda, plans and/or orders have been terminated, which actions we expect to:

•	substantially reduce costs associated with complying with these regulatory restrictions;

•	substantially reduce our FDIC insurance expense (by an estimated $400,000 per year);

•	improve liquidity as a result of lower pledging requirements on public funds;

•	ease collateral requirements on FHLB borrowings;

•	enable us to expand more freely into growth markets;

•	allow us to expand correspondent and vendor relationships; and

•	enable us to continue to attract qualified, experienced management and board members.

Management believes the combined effect of these developments helps position the Company to better strive towards a renewed focus on customer attraction and retention, improved marketing of competitive products and services, expansion into higher growth markets, and management of an improved balance sheet.

As mentioned previously, we completed a private placement of our common stock in early 2004. During the fourth quarter of 2003, we commenced a private placement of our common stock, and, as of December 31, 2003, we had sold 2,151,552 shares of our common stock at a price of $5.35 per share, resulting in net proceeds of approximately $10.4 million. In addition, we granted to those investors who purchased shares in the offering prior to December 31, 2003, as well as to one investor who purchased an additional 40,345 shares after December 31, 2003, an option to exchange by December 31, 2008, in whole but not in part, the shares of our common stock purchased in the offering for shares of our designated Series 2003 noncumulative preferred stock. The Series 2003 noncumulative preferred stock has a liquidation preference equal to the aggregate purchase price of the 2,191,897 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $500,000. We completed the private placement on February 20, 2004, selling an additional 1,586,771 shares of our common stock at a price of $5.35 per share after December 31, 2003, for $7.9 million of additional net proceeds, resulting in the sale of a total of 3,738,323 shares for total net proceeds from the offering of $18.3 million.

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

Critical Accounting Policies

Our accounting policies are established in accordance with accounting principles generally accepted in the United States, or “GAAP”, and general practices within our industry. The application of certain of these accounting policies involves a significant amount of judgment as well as the use of estimates and assumptions based upon information that we have at the time of these judgments. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different assumptions or conditions were to prevail, depending upon the magnitude of any discrepancies from our estimates and judgments, then our financial condition and results of operations may prove to be materially different from the presentation herein.

We recognize the following as our critical accounting policies:

•	Accounting for Allowance for Loan Losses. We analyze our loan portfolio to determine the adequacy of allowance for loan losses and the appropriate provision required to maintain a level that we consider to be adequate to absorb anticipated loan losses. When we believe that the collection of the principal of a loan is unlikely, that loan is charged off against the allowance for loan losses. Subsequent recoveries of principal on that loan are added back to the allowance for loan losses. Our evaluation of the adequacy of the allowance for loan losses is based on a formal analysis that assesses the risks within the loan portfolio. Among other factors that we consider are the following:

•	our past loan loss experience;

•	known and inherent risks in the loan portfolio, including past due and nonperforming loans;

•	adverse situations that may affect the borrowers’ ability to repay those loans;

•	the estimated value of any underlying collateral;

•	our internal loan reviews;

•	the reviews of regulators; and

•	an analysis of current economic conditions.

The consideration and application of many of these factors involve assumptions, estimates and judgments that are inherently uncertain and are subject to change. We believe that the allowance for loan losses was adequate at March 31, 2005, based upon the information that was available to us at that time. While we use available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate factors could have a material effect on the determination of the allowance for loan losses. Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by our regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Alabama State Banking Department may require us to make additional provisions to our allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from ours.

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

As discussed in Note 9 to our consolidated financial statements, legal proceedings are pending or threatened against us, our subsidiaries as well as their respective indemnities. Except as discussed in Note 9:

•	we have not concluded that it is probable that a loss has been incurred in any pending litigation;

•	we are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation; and

•	accordingly, we have not provided any amounts in the consolidated financial statements for unfavorable outcome, if any.

As discussed in Note 9, as of December 31, 2003, we had accrued $2.5 million for potential losses on pending litigation, where in our best judgment, losses were both probable and reasonably estimated. The estimates were based on current circumstances of pending matters. As of March 31, 2005, $302,021 of this reserve remained and is reported in other liabilities on our balance sheet. We believe this reserve is warranted and adequate based on the status of pending settlements as of March 31, 2005.

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

•	Accounting for Impaired Assets. Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets which are to be sold be classified as held for sale when certain criteria are met. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell and no longer depreciated while it is classified as held for sale. We used estimates in determining the fair values of assets classified as held for sale and, although we believe the fair values established are reasonable, it is possible that our results of operations, cash flows or financial position could be materially affected by the eventual sale of the assets.

FINANCIAL CONDITION

As of March 31, 2005 compared to December 31, 2004

General

The Company’s total assets at March 31, 2005 were $547.4 million, a decrease of $6.0 million, or 1.1%, from $553.4 million at December 31, 2004. The Company experienced an increase in loans, net of allowance for loan losses, of $4.4 million, or 1.5%, during the first three months of 2005. The Company experienced a decline in deposits during the first three months of 2005 of $5.9 million, or 1.3%. Noninterest-bearing deposits decreased $6.2 million, or 8.8%, from December 31, 2004 to March 31, 2005, and interest-bearing deposits have increased by $0.3 million, or .08%.

Earning Assets

The earning assets of the Company principally are comprised of:

•	loans;

•	investment securities;

•	interest-bearing balances in other banks; and

•	federal funds sold.

The Company’s investment securities portfolio is used by the Company to make various term investments, to provide a source of liquidity for the Company and to serve as collateral to secure certain deposits. The fair value of the Company’s investment securities increased $1.8 million, or 1.2%, to $149.0 million at March 31, 2005, from $147.2 million at December 31, 2004. The Company also maintains short-term investments in the form of interest-bearing deposits with other banks. These interest-bearing deposits with other banks amounted to $3.7 million at March 31, 2005, compared to $5.4 million at December 31, 2004 representing a decrease of $1.7 million, or 3.1% . At March 31, 2005, the Company had $17.6 million in federal funds sold, compared to $13.5 million at December 31, 2004, representing an increase of $4.1 million, or 30.4%.

Total cash due from banks decreased $12.2 million, or 23.2%, during the first three months of 2005, from $52.5 million at December 31, 2004 to $40.3 million at March 31, 2005, as cash received in December 2004 from the sale of poor quality loans was reinvested into higher quality loans and investment securities in early 2005.

Loans comprise the largest single category of the Company’s earning assets. Loans, net of unearned income, but before the allowance for loan losses, were $304.8 million at March 31, 2005, which represented an increase of approximately $4.4 million, or 1.5%, from $300.4 million at December 31, 2004. We believe that balance sheet growth, achieved through the growth of total loans, is integral to the Company’s profitability. In order to achieve this growth, we presently expect to expand our business into demographically attractive markets that we currently do not serve.

Nonperforming Assets and Past Due Loans

The Company’s nonperforming assets primarily are comprised of:

•	nonaccruing loans;

•	loans 90 days past due or greater;

•	restructured loans;

•	nonaccruing securities; and

•	other real estate owned.

Between December 31, 2004 and March 31, 2005, the Company’s ratio of the allowance for loan losses to these total nonperforming assets increased from 36.22% to 36.44%, and has decreased significantly from 52.61% at March 31, 2004. The decrease from March 31, 2004 occurred as poor quality loans which carried higher allowances were sold in the fourth quarter of 2004 coupled with the increase in other real estate owned which generally carry no allowance. The ratio of total nonperforming assets to total assets decreased to 2.30% at March 31, 2005, from 2.31% at year-end 2004, while the ratio of nonperforming loans to total loans, net of unearned income, increased to 0.77% at March 31, 2005 from 0.55% at December 31, 2004. Total nonperforming assets decreased $0.2 million, or 1.6%, to $12.6 million at March 31, 2005, from total nonperforming assets of $12.8 million at December 31, 2004.

The following table summarizes the Company’s nonperforming assets at March 31, 2005 and 2004, as well as December 31, 2004.

NONPERFORMING ASSETS

(Dollars in 000’s)

	March 31,		December 31, 2004
	2005	2004
	(Dollars in thousands)
Nonaccruing loans	$1,799	$11,288	$1,115
Loans past due 90 days or more	296	134	290
Restructured loans	237	2,360	238

Total nonperforming loans	2,332	13,782	1,643
Other real estate owned	10,261	7,571	11,126

Total nonperforming assets	$12,593	$21,353	$12,769

Ratios:
Allowance for loan losses to loans, net of unearned income	1.51%	3.64%	1.54%
Allowance for loan losses to total nonperforming assets	36.44	52.61	36.22
Total nonperforming loans to total loans (net of unearned income)	0.77	4.47	0.55
Total nonperforming assets to total assets	2.30	3.80	2.31

Funding and Other Debt Obligations

The Company’s primary sources of funding are from the deposits of customers of Community Bank and from the Company’s short-term and long-term borrowings. Total deposits of $442.7 million at March 31, 2005 reflected a decrease of $5.9 million, or 1.3%, from total deposits of $448.6 million at year-end 2004 due to decreases in noninterest-bearing deposits. Noninterest-bearing deposits decreased $6.2 million, or 8.8%, to $64.1 million at March 31, 2005, from $70.3 million at December 31, 2004, while interest-bearing deposits increased $0.3 million, or 0.1%, to $378.6 million at March 31, 2005, from $378.3 million at December 31, 2004. Total short-term borrowings decreased $70,000, or 11.3%, to $551,000 at March 31, 2005 from $621,000 at December 31, 2004.

On May 6, 2004, Community Bancshares, Inc. established a line of credit with First Commercial Bank in the amount of $3,000,000. The rate on any used portion of the line of credit is the prime rate plus 50 basis points. The line of credit will mature on May 1, 2009, and only interest is due on outstanding amounts for two years, with principal payments to begin thereafter. At March 31, 2005, there was no balance outstanding on this line of credit.

Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and, since 1999, has been approved to borrow up to $38.0 million under the FHLBA’s “Convertible Advance Program.” As of March 31, 2005, Community Bank had borrowed the entire $38.0 million available under this program. These borrowings accrue interest at a fixed rate of 5.93% per annum and have a final maturity of March 1, 2010. These borrowings are subject to a call feature upon every quarterly payment date during the life of the obligation. The first call date for this advance was March 1, 2001, and the advance has not been called to date. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan and investment portfolios. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA. The Company’s FHLBA long-term debt remained constant at $38.0 million for both March 31, 2005 and December 31, 2004.

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

The Company adopted FIN 46 as of March 31, 2004. As a result, the Company deconsolidated the Trust because the Company does not absorb a majority of the expected losses or residual returns of the Trust. The Trust was previously consolidated because it is controlled by the Company through a majority voting interest. The effect of such deconsolidation, was:

•	to remove the trust preferred securities from the consolidated statement of condition;

•	to recognize the Company’s junior subordinated debt obligation to the Trust; and

•	to recognize the Company’s equity investment in the common stock of the Trust.

The junior subordinated debt obligation and equity investment was previously eliminated in consolidation. The equity investment, totaling $310,000, represents the Company’s maximum exposure to loss as a result of its involvement with the Trust. The adoption of FIN 46 had no impact on the Company’s net income or earnings per share.

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

The Company has a loan to the ESOP that bears interest at a floating rate equal to the prime rate of interest. As of March 31, 2005, the interest rate on the note was 5.75%. Principal and interest payments on the ESOP loan are due monthly through November 16, 2010, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan and to make cash distributions to eligible participants. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at March 31, 2005 was $1.5 million.

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

Mr. Kennon R. Patterson, Sr., whose employment with the Company terminated in January 2003, has demanded to receive from the ESOP a total of approximately $298,000, representing the total amount accrued by Mr. Patterson during his participation in the ESOP. To enable the ESOP to make these lump sum cash payments, the Company could be required to contribute cash to the ESOP in addition to its ongoing requirement to make contributions to service the ESOP debt. The Company evaluated its obligations to Mr. Patterson in light of Mr. Patterson’s indictment and the requirements of law applicable to ESOPs, and, as a result, on March 15, 2004, the ESOP and the ESOP trustee, North Star Trust Company, filed suit in the United States District Court for the Northern District of Alabama against Kennon R. Patterson, Sr. In the lawsuit, the ESOP seeks damages for alleged breaches of fiduciary duty by Mr. Patterson, and both the ESOP and the trustee seek a declaratory judgment that the ESOP has a right of set-off against Mr. Patterson’s account in the ESOP, and the ESOP is not required to make a distribution of funds to Mr. Patterson. Mr. Patterson has since been convicted on various counts including bank fraud.

The Company also evaluated its obligations to Mr. Patterson under a supplemental nonqualified retirement plan and as a result has denied his request for payment of benefits under the plan. Our denial has been challenged by Mr. Patterson in pending litigation and therefore we have not removed the accrued liability for the benefit from the Company’s consolidated balance sheet. The portion of the liability attributable to Mr. Patterson is approximately $1.7 million and is included in “other liabilities” on the Company’s consolidated balance sheet. If it is determined that the Company is not obligated for this payment, then the liability will be reduced to zero and recorded as an increase to net income. If it is determined that the Company must pay the benefit, then there will be no effect on net income, but cash outflows will increase as the liability will be reduced each month as benefit payments are made.

Liquidity

The following is a discussion of cash flows and sources of liquidity. The Company experienced an approximately $12.2 million decrease in cash and cash equivalents during the first three months of 2005, due primarily to cash flows used by investing and financing activities as the Company experienced increases in loan demand and securities purchases, as well as reductions in demand deposits. Cash provided by operating activities was $2.5 million, compared to cash used by operating activities of $0.9 million for the three month period ended March 31, 2004. Investing activities used cash of $8.8 million during the first three months of 2005, resulting mostly from purchases of securities and loan originations net of collections net of proceeds of maturities, sales, calls, and paydowns of securities. The Company used $5.9 million of cash and cash equivalents in financing activities during the first three months of 2005, compared to $2.3 million provided by financing activities during the first three months of 2004. Demand deposits, NOW and savings accounts decreased $6.4 million during the first three months of 2005, which was minimally offset by increases in cash from the growth of certificates of deposit totaling $0.4 million.

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

In addition to debt service, as described above, the Company also will expend capital to settle, resolve and pay legal and other professionals to assist it in defending against the litigation to which it presently is subject as described in Note 9 to the Company’s unaudited consolidated financial statements included in this Report. The Company also may apply cash to maintain and improve capital levels at the parent company and at each subsidiary, as described below under “— Capital Resources.” The Company also may use cash if it determines to review and possibly sell any of its branches that do not contribute to the Company’s improved operations.

Capital Resources

The Company’s total stockholders’ equity at March 31, 2005 was 7.68% of total assets, as compared to 7.75% at December 31, 2004. This 0.07% decrease is the result of the Company’s decrease in total stockholders’ equity, which in turn, resulted from increases in accumulated other comprehensive losses due to increased unrealized losses in the Company’s securities portfolio.

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and state banks, respectively. The guideline for a minimum ratio of capital to risk-weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of “Tier 1 Capital,” which includes common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill. The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance, which is referred to as “Tier 2 Capital.” Tier 1 Capital and Tier 2 Capital are together referred to as “Total Capital.”

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

Under this system, there is an emphasis on the quality of risk management practices. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to: an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify measure, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The Company’s Tier 1 Capital, including the $10.0 million guaranteed preferred beneficial interest in the Company’s junior subordinated deferrable interest debentures issued in connection with the Company’s trust preferred securities offering, totaled $52.4 million at March 31, 2005, as compared to $51.9 million at December 31, 2004. Tier 1 Capital plus Tier 2 Capital components are referred to as Total Risk-Based Capital, which was equal to $56.6 million at March 31, 2005, as compared to $56.0 million at year-end 2004.

The Company’s Tier 1 and Total Risk-Based Capital ratios were 15.62% and 16.87%, respectively, at March 31, 2005, compared to 15.81% and 17.06%, respectively, at year-end 2004. At March 31, 2005, both Tier 1 and Total Risk-Based Capital of the Company exceeded the regulatory minimum ratios of 4.0% and 8.0%, respectively. The Company’s Tier 1 leverage ratio was 9.77% and 9.58% at March 31, 2005 and December 31, 2004, respectively.

The following table shows both the Company’s and the Bank’s regulatory total risk based capital and Tier 1 capital amounts and ratios as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk based capital (to risk weighted assets):
Consolidated	$56,648	16.87%	$56,019	17.06%
Community Bank	50,297	15.22	49,573	15.42
Tier 1 capital (to risk weighted assets):
Consolidated	52,445	15.62	51,909	15.81
Community Bank	46,161	13.97	45,548	14.17
Tier 1 capital (to quarterly average assets):
Consolidated	52,445	9.77	51,909	9.58
Community Bank	46,161	8.68	45,548	8.47

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

The FDIC’s BIF assessment schedule continues to range from zero to 27 basis points per annum, and has remained unchanged since 2001. The FDIC also collects Financing Corporation (“FICO”) deposit assessments. The FICO assessments are set quarterly and ranged from 1.46 to 1.54 basis points in 2004, and was 1.44 basis points for the first quarter of 2005.

During the three months ended March 31, 2005 and 2004, the Bank expensed approximately $199,000 and $202,000, respectively in total deposit insurance premiums.

Regulatory Restrictions

Special and Important Update

During the entire year of 2004, Community Bancshares and Community Bank were subject to four different regulatory agreements or orders. Since the issuance of these agreements and orders, the Company has materially complied with the requirements and expectations contained in the documents and cooperated fully with the regulatory authorities. Based on our compliance with, and performance under, those documents, as well as the result of our most recent examinations conducted by the FDIC, the Federal Reserve Bank of Atlanta and the Alabama State Banking Department, or the “Department,” all of these agreements and orders, the terms of which are described in our Annual Report on Form 10-K for the year ended December 31, 2003, were terminated during March 2005. Such restrictions were in place during all of 2004.

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

FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Bank had no brokered deposits as of March 31, 2005.

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

Off Balance Sheet Arrangements

As of March 31, 2005, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

The Company in the normal course of business is party to credit related financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters-of-credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitments amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At December 31, 2004, the outstanding commitments to grant loans represented a credit risk of $24.0 million. At March 31, 2005, the outstanding commitments to grant loans represented a credit risk of $25.7 million.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters-of-credit issued by the Company have expiration dates within one year, but the majority are automatically renewable for the beneficiary. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2004, the Company has outstanding total standby letters-of-credit of $465,000. At March 31, 2005, the Company has outstanding total standby letters-of-credit of $287,000.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2005 and 2004

General

The Company’s net income for the three months ended March 31, 2005 was $351,000, representing a $296,000, or 538.2% increase from net income of $55,000 for the same period in 2004. Net income for the three months ended March 31, 2005 represented $0.04 earnings per share on both a basic and diluted basis, compared to a $0.01 earnings per share during the three months ended March 31, 2004 on both a basic and diluted basis. This increase in earnings was due, among other factors, to increased noninterest income due to a favorable settlement in a litigation matter as well as decreased noninterest expenses, as further discussed below.

Net Interest Income

Net interest income represents the difference between the interest earned by the Company on its assets and the cost borne by the Company on its interest-bearing liabilities. For the three months ended March 31, 2005, the Company’s net interest income before its provision for loan losses was $4.5 million. Net interest income, before provision for loan losses, decreased approximately $0.2 million, or 4.3%, from $4.7 million for the same period of 2004. The decrease in net interest income was due to the decrease in revenues related to interest-earning assets because of smaller volumes of interest-earning assets as well as an increase in interest expense due to higher rates paid on interest-bearing liabilities. Revenues from interest-earning assets of the Company decreased $0.1 million, or 1.3%, to $7.8 million for the three months ended March 31, 2005 from $7.9 million for the same period in 2004. Average earning assets outstanding during the first three months of 2005 were $473.5 million, which represents a decrease of $16.5 million, or 3.4%, from $490.0 million from the first three months of 2004. The Company’s volume of interest-earning assets decreased due to reductions in outstanding loans, resulting from the Company’s sale of poor quality loans as well as the decline in funds available for investing, which, in turn, was partially due to the Company’s decreased level of deposits. Higher yields earned on interest-earning assets partially offset declines in interest income due to volume. The Company’s yield on its average earning assets increased 12 basis points to 6.59% for the first three months of 2005, compared to 6.47% for the same period of 2004. The increase in yield was attributable to rate increases over the past year.

Interest expense for the three months ended March 31, 2005 was $3.3 million, an increase of $0.1 million, or 3.1%, from the Company’s interest expense of $3.2 million for the corresponding period of 2004. This increase occurred due to an increase in rates paid on, and despite a decrease in the volume of, interest-bearing liabilities. Average interest-bearing liabilities during the first three months of 2005 were $434.5 million, which represents a decrease of $17.3 million, or 3.8%, from $451.8 million for the same period of 2004. The volume of interest-bearing liabilities decreased partially due to the Company’s decision to not seek higher priced deposits as it tries to establish long lasting relationships with its customers, based on customer service, rather than merely price. The rate paid by the Company on average interest-bearing liabilities increased 19 basis points to 3.02% for the three month period ended March 31, 2005, compared to 2.83% for the first three months of 2004, as the Company raised rates on deposits in response to overall rate increases in the economy.

The Company’s net interest margin for the three months ended March 31, 2005 was 3.82% and was 3.86% for the same period in 2004. Net interest margin is computed by dividing net interest income by average interest-earning assets. This ratio represents the difference between the average yield returned on average interest-earning assets and the average rate paid on funds used to support those interest-earning assets, including both interest-bearing and noninterest-bearing sources.

The Company’s net interest spread for the three months ended March 31, 2005 decreased 7 basis points to 3.57%, from 3.64% for the three months ended March 31, 2004, as the increase in the average cost of interest-bearing sources of funds slightly exceeded the increase in the average yield on interest-earning assets. Net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds.

Provision for Loan Losses and Allowance for Loan Losses

The Company’s allowance for loan losses at March 31, 2005, as well as at December 31, 2004, was $4.6 million. The provision for loan losses was $0.3 million for each of the three month periods ended March 31, 2005 and 2004. Management continues to make provisions for current losses in the Company’s loan portfolio, as well as for any other deterioration identified, as it continues to evaluate the risks in its loan portfolio. The credit quality of the Company’s loan portfolio has improved significantly; therefore, we have provided for a slight decrease in the allowance for loan losses. As a percentage of total loans, net of unearned income, the allowance for loan losses at the end of the period was 1.51% at March 31, 2005, compared to 1.54% at December 31, 2004. Total loan charge-offs during the first three months of 2005 amounted to $0.4 million, a $3.4 million decrease from $3.8 million for the same period in 2004. Loan charge-offs exceeded recoveries by $0.3 million during the first three months of 2005, which represented an increase of $3.1 million, from $3.4 million net for the same period during 2004. The Company sold a substantial amount of its poor quality loans in both March and December of 2004 which caused significantly higher charge-offs during those periods. Management believes that the Company’s allowance for loan losses at March 31, 2005 was adequate, based upon information available to management at that date; however, due to the inherent subjectivity and uncertainty of determining the appropriate allowance for loan losses, the Company can give no assurance that additional losses may not occur or that additional or unforeseen provisions to the allowance for loan losses will not be necessary.

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

The Company’s policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collections of principal or interest. At the time a loan is placed on nonaccrual status, interest accrued in a prior year but not collected is charged against the allowance for loan losses and unpaid interest accrued in the current year is charged against earnings. Loans that are contractually past due 90 days or more, and which are well secured and in the process of collection generally are not placed on nonaccrual status.

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

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level believed adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank’s Director of Risk Management and presented to the Board of Directors on a monthly basis. In addition, the qualified loan review specialist is dedicated full-time to the loan review function.

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

While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy and other external factors that are difficult to properly guage and predict, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

The following table summarizes the levels of the allowance for loan losses as of March 31, 2005 and 2004, as well as December 31, 2004:

	March 31,		December 31, 2004
	2005	2004
	(Dollars in 000’s)
Allowance for loan losses at beginning of period	$4,625	$14,358	$14,358
Loans charged off:
Commercial, financial and agricultural.	21	1,526	3,888
Real estate - mortgage.	54	1,638	6,046
Consumer.	301	637	2,226

Total loans charged off	376	3,801	12,160

Recoveries on loans previously charged off:
Commercial, financial and agricultural	10	55	517
Real estate - mortgage.	4	41	272
Consumer.	67	281	651

Total recoveries.	81	377	1,440

Net loans charged off.	295	3,424	10,720
Provision for loan losses	259	299	987

Allowance for loan losses at end of period	$4,589	$11,233	$4,625

Loans, net of unearned income, at end of period	$304,802	$308,191	$300,380

Average loans, net of unearned income, outstanding for the period	$301,852	$317,111	$312,876

	March 31,		December 31, 2004
	2005	2004
Ratios:
Allowance for loan losses to loans, net of unearned income, at end of period	1.51%	3.64%	1.54%
Allowance for loan losses at end of period to average loans, net of unearned income	1.52	3.54	1.48
Net charge-offs (annualized) to average loans, net of unearned income	0.39	4.32	3.43
Net charge-offs (annualized) to allowance for loan losses, at end of period	25.71	121.93	231.78

As shown in the above table, net charge-offs during the three months ended decreased significantly from levels experienced during 2004. The allowance for loan losses also decreased significantly at both March 31, 2005 and December 31, 2004 from that at March 31, 2004. In both March and December of 2004, the Company sold many of its poorer quality loans in order to substantially improve the Company’s asset quality. Since these loans required a high allowance, the required allowance on the overall portfolio reduced once they were sold. Charge-offs have also now declined now that the loan portfolio is of higher credit quality.

Noninterest Income

Noninterest income for the three months ended March 31, 2005 increased $0.3 million, or 17.5%, to $2.1 million, from $1.8 million for the same period of 2004 all as a result of income from the settlement of certain litigation in favor of the Company, net of other decreases in noninterest income categories.

NONINTEREST INCOME

	March 31,		Percent Change
	2005	2004
	(Dollars in 000’s)
Service charges on deposits	$662	$663	(0.2)%
Insurance commissions	640	674	(5.0)
Securities gains (losses), net	(2)	238	(100.8)
Bank club dues	77	93	(17.2)
Debt cancellation fees	(5)	(15)	66.7
Other operating income	744	148	402.7

	$2,116	$1,801	17.5

As mentioned above, the Company received $625,000 resulting from the settlement of certain litigation. This income is included in other operating income and is the reason $0.6 million of the increase during the first three months of 2005 as compared to the same period in 2004. Partially offsetting this increase is a $240,000 decrease in net securities gains or losses from 2004 when the Company restructured its portfolio and was able to realize gains. Service charges on deposit accounts are down slightly; however, the Company presently expects to realize increases in service charges during the remainder of 2005 as strategies designed to increase this category of income are implemented. Insurance commissions are down 5.0% due to the timing of our income stream at our insurance agency subsidiary, but we believe this to be only temporary.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2005 were $5.8 million, representing a $0.4 million, or 5.4%, decrease from noninterest expenses of $6.2 million for the same period in 2004. Salaries and employee benefits decreased $0.1 million, or 2.2%, to $3.0 million for the three months ended March 31, 2005, from $3.1 million for the same period of 2004. The Company continues to seek to maintain efficient staff. Occupancy costs decreased $60,000, or 10.0%, during the three months ended March 31, 2005, compared to the same period in 2004, while furniture and equipment expenses increased $15,000, or 4.1%, to $380,000, from $365,000. The Company’s insurance expense increased $30,000, or 10.3% to $322,000 for the three months ended March 31, 2005, from $292,000 for the same period in 2004. Director and committee fees decreased $15,000, or 12.7%, to $103,000 for the three months ended March 31, 2005, from $118,000 for the three months ended March 31, 2004. This decrease is the result of the decline in the number of meetings as litigation against the Company has been reduced and all regulatory plans and orders have been terminated. The Company’s legal expense decreased $0.2 million, or 44.2%, to $0.3 million during the three months ended March 31, 2005, compared to the same period in 2004, also a result of reduced litigation against the Company and the termination of all regulatory plans and orders.

NONINTEREST EXPENSES

	March 31,		Percent Change
	2005	2004	2005/2004
	(Dollars in 000’s)
Salaries and employee benefits	$3,003	$3,072	(2.2)%
Occupancy	541	601	(10.0)
Furniture and equipment	380	365	4.1
Director and committee fees	103	118	(12.7)
Foreclosed assets, net	41	—	—
Disposal or impairment of assets	24	23	4.3
Litigation, fraud, burglary	—	18	—
Amortization of intangibles-other	23	23	—
Advertising	7	27	(74.1)
Insurance	322	292	10.3
Legal fees	298	534	(44.2)
Other professional services	98	124	(21.0)
Supplies	140	116	20.7
Postage	84	89	(5.6)
Telephone and data communications	216	216	—
Training and education	21	29	(27.6)
Holding cost on foreclosed assets	88	85	3.5
Other	447	440	1.6

Total	$5,836	$6,172	5.4

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

The Company seeks to manage it’s exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee, which is referred to as “ALCO.” The ALCO meets periodically to monitor its interest rate risk exposure and implement strategies that might improve its balance sheet positioning and/or earnings. Management utilizes an Interest Rate Simulation model to estimate the sensitivity of the Company’s net interest income and net income to changes in interest rates of given magnitudes. Such estimates are based upon a number of assumptions for each scenario, including balance sheet growth, deposit repricing characteristics and prepayment rates. Because this model involves a number of estimates and assumptions, which are inherently uncertain and subject to change, the Company makes no assurance that the model is accurate or reliable, or that the results are meaningful or reflective of any actual results.

The estimated impact on the Company’s net interest income sensitivity over a one year time horizon at March 31, 2005 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Company’s estimates of how interest-bearing transaction accounts will reprice. Although we believe the table is helpful, it is based on assumptions made that will not only be affected by interest rates, but also the composition of our balance sheet, our balance sheet growth and many other factors that may or may not be beyond our control. The prime rate shown is as of March 31, 2005.

RATE SHOCK ANALYSIS

	-100 Basis Points	Level	+100 Basis Points
	(Dollars in 000’s)
Prime rate	4.75%	5.75%	6.75%

Interest income	$30,022	$31,607	$33,044
Interest expense	13,970	15,012	16,056

Net interest income	$16,052	$16,595	$16,988

Dollar change from level	$(543)		$393
Percentage change from level	(3.27)%		2.37%

As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to increase 2.37% and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 3.27%. These percent changes from a level rate scenario fall comfortably within the Company’s ALCO policy limit of +/-10.00%.

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

During the three months ended March 31, 2005, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

Background

At a June 20, 2000 meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Questions were subsequently raised about a number of Community Bank construction projects. A joint committee of the boards of directors of Community Bancshares and Community Bank conducted an investigation as did law enforcement and bank regulatory authorities. Following these investigations, the boards of directors terminated the employment of Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of Community Bancshares and Chairman and Chief Executive Officer of Community Bank, and Larry Bishop, former Vice President of Community Bank and the FDIC commenced administrative proceedings against Mr. Patterson and Mr. Bishop, which are still pending. On March 10, 2005, Mr. Patterson and Mr. Bishop were convicted in the United States District Court for the Northern District of Alabama of conspiracy, bank fraud and causing false entries to be made in bank records. Mr. Patterson was also convicted of filing false income tax returns. Sentencing of these individuals has not yet been set.

Patterson Employment Litigation

Plaintiffs:	Community Bancshares, Inc. and Community Bank

Defendants:	Kennon R. Patterson, Sr., Community Bancshares’ former Chairman, President and Chief Executive Officer

On September 14, 2004, Community Bancshares and Community Bank filed suit against Mr. Patterson in the Circuit Court of Blount County, Alabama. Community Bancshares’ and Community Bank’s complaint:

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

Patterson ESOP Litigation

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

Patterson Benefit Restoration Plan Litigation

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

On January 31, 2005, the Circuit Court of Blount County, Alabama approved a pro tanto settlement of the Benson and Packard shareholder derivative lawsuits. These lawsuits alleged, among other things, that the members of the Boards of Directors of Community Bancshares and Community Bank breached their fiduciary duties with respect to supervision of construction projects and the investigation of allegations of impropriety with respect to such projects. Pursuant to the pro tanto settlement, Community Bancshares and Community Bank received a total of $625,000, and the defendants who were current or former directors or officers of Community Bancshares or Community Bank, except for Kennon R. Patterson, Sr., were dismissed from the lawsuits. Community Bancshares and Community Bank have been realigned as plaintiffs in the lawsuits against the remaining defendants.

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

On January 31, 2005, the Circuit Court of Blount County, Alabama approved a pro tanto settlement of the Benson and Packard shareholder derivative lawsuits. These lawsuits alleged, among other things, that the members of the Boards of Directors of Community Bancshares and Community Bank breached their fiduciary duties with respect to supervision of construction projects and the investigation of allegations of impropriety with respect to such projects. Pursuant to the pro tanto settlement, Community

Bancshares and Community Bank received a total of $625,000, and the defendants who were current or former directors or officers of Community Bancshares or Community Bank, except for Kennon R. Patterson, Sr., were dismissed from the lawsuits. Community Bancshares and Community Bank have been realigned as plaintiffs in the lawsuits against the remaining defendants.

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

On February 2, 2005, Community Bancshares and Community Bank settled the claims of Mr. Alston and Mr. Howard for amounts which are not material to the financial statements of Community Bancshares. On March 29, 2005, Community Bancshares and Community Bank settled the claims of Mr. Tittle for an amount which is not material to the financial statements of Community Bancshares. Claims of the other plaintiffs are still pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Report, the Company did not sell any its equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

During the period covered by this Report, the Company did not default under the terms of any of its material indebtedness, nor has there been any material average of dividends or other material uncured delinquency with respect to any class of the Company’s preferred stock.

Item 4. Submission of Matters to a Vote of Security Holders.

During the period covered by this Report, the Company did not submit any matter to a vote of its stockholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

During the period covered by this Report, there was no information required to be disclosed by the Company in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which the Company’s security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

3.1	Certificate of Incorporation, as amended and restated May 2000 (1).

3.2	Bylaws, as amended and restated October 23, 2003 (2).

4.1	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (3).

4.2	Form of Option Agreement by and between Community Bancshares, Inc. and each of Acadia Fund I, L.P., Riggs Qualified Partners, Endurance Partners (Q.P.), L.P., Endurance Partners, L.P., Spence Limited, L.P., and John D. Norcross (4).

4.3	Warrant Agreement, dated February 20, 2004, by and between Community Bancshares, Inc. and FIG Partners, L.L.C. (5).

10.1	Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April 12, 1994, effective January 1, 1995 (6) (*).

10.2	Subordinated Promissory Note, dated October 4, 1994, between Community Bancshares, Inc. as borrower and Jeffrey K. Cornelius as holder (7).

10.3	Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (8).

10.4	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (9).

10.5	Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (10).

10.6	Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (11).

10.7	Form of Amendment to Nonqualified Stock Option Agreement, between Community Bancshares, Inc. and grantee, dated December 12, 2000 (12) (*).

10.8	Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Kinney (13) (*).

10.9	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Jr., Loy McGruder, Kennon R. Patterson, Jr., Merritt Robbins, Robert O. Summerford, Jimmie Trotter and Kerri Newton dated December 18, 2001 (14) (*).

10.10	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (15) (*).

10.11	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (16) (*).

10.12	Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (17) (*).

10.13	Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (18) (*).

10.14	Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (19).

10.15	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Merritt Robbins, Robert O. Summerford and Jimmie Trotter dated July 19, 2002 (20) (*).

10.16	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (21) (*).

10.17	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003 (22) (*).

10.18	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003 (23) (*).

10.19	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003 (24) (*).

10.20	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003 (25) (*).

10.21	Form of Change in Control Agreement between Community Bancshares, Inc, and each of Kennon R. Patterson, Sr. and William H. Caughran, Jr. dated December 4, 1999 (26) (*).

10.22	Employment Agreement, dated March 28, 1996 by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (27) (*).

10.23	Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (28) (*)

10.24	Amendment Number 1 to the Community Bancshares, Inc. Benefit Restoration Plan (29) (*).

10.25	Amendment Number 2 to the Community Bancshares, Inc. Benefit Restoration Plan (30) (*).

10.26	Change in Control Agreement between Community Bancshares, Inc. and Stacey W. Mann (31) (*).

10.27	Change in Control Agreement between Community Bank and Patrick M. Frawley (32) (*).

10.28	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt M. Robbins and Jimmie Trotter dated January 27, 2004 (33) (*).

10.29	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 27, 2004 (34) (*).

10.30	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 27, 2004 (35) (*).

10.31	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 27, 2004 (36) (*).

10.32	Form of Cancellation of Stock Option Agreement dated January 27, 2004 between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (37) (*).

10.33	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (38) (*).

10.34	Promissory Note and Pledge Agreement, dated February 11, 2004, by and between the Community Bancshares, Inc. Employee Stock Ownership Plan and Community Bancshares, Inc. (39) (*).

10.35	Form of Amendment to Nonqualified Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and each of Patrick M. Frawley, Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, Kerri C. Kinney, John J. Lewis, Jr., Loy D. McGruder, Stacey W. Mann, Merritt M. Robbins and Jimmie Trotter (40) (*).

10.36	Promissory Note, Loan Agreement and Security Agreement by and between Community Bancshares, Inc. and First Commercial Bank dated May 6, 2004 (41).

10.37	Summary Description of Director Compensation (42) (*).

10.38	Summary Description of Named Executive Officer Compensation (43) (*).

10.39	Amendment Number 3 to the Community Bancshares, Inc. Benefit Restoration Plan (44) (*).

10.40	Employment Agreement, dated March 29, 2005, between Community Bank and Patrick Frawley(45) (*).

10.41	Form of Nonqualified Stock Option Agreement for Directors dated January 12, 2005 (46) (*).

10.42	Form of Nonqualified Stock Option Agreement for Senior Officers dated January 12, 2005 (47) (*).

10.43	Form of Nonqualified Stock Option Agreement for Officers dated January 12, 2005 (48) (*).

10.44	Form of stock option agreement between Community Bancshares, Inc. and each of Glynn Debtor, Roy B. Jackson, John L. Lewis, Jimmie Trotter, Kenneth K. Campbell, Terry G. Sanderson and Michael A. Tarpley (*).

10.45	Stock option agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 12, 2005 (*).

10.46	Stock option agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 12, 2005 (*).

10.47	Stock option agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 12, 2005 (*).

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensation plan or arrangement.
(1)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(3)	Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(4)	Filed as Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(5)	Filed as Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(6)	Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(7)	Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(9)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(11)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(12)	Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
(14)	Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(15)	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(16)	Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(17)	Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(18)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(19)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(20)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(21)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(23)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(24)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(25)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(26)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(27)	Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference.
(28)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(29)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(30)	Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(31)	Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(32)	Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(33)	Filed as Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(34)	Filed as Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(35)	Filed as Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(36)	Filed as Exhibit 10.33 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(37)	Filed as Exhibit 10.34 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(38)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(39)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(40)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(41)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(42)	Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(43)	Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(44)	Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(45)	Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(46)	Filed as Exhibit 10.1 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(47)	Filed as Exhibit 10.2 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(48)	Filed as Exhibit 10.3 to Form 8-K on January 18, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2005.

COMMUNITY BANCSHARES, INC.

May 6, 2005	By:	/s/ PATRICK M. FRAWLEY
Patrick M. Frawley
Chairman and Chief Executive Officer

May 6, 2005	By:	/s/ KERRI C. KINNEY
Kerri C. Kinney
Chief Financial Officer