Form 10-Q
period 2005-06-30
COMMUNITY BANCSHARES INC /DE/
filed 2005-08-15
CIK 752195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 8, 2005, there were 8,631,311 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PART 1

Item 1. Financial Statements.

Community Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$14,363,568	$33,669,110
Interest-bearing deposits in banks	8,606,827	5,368,342
Federal funds sold	11,516,000	13,475,000

Cash and cash equivalents	34,486,395	52,512,452
Securities available for sale	128,129,631	147,167,933
Loans, net of allowance for loan losses of $4,502,735 and $4,624,584	314,512,798	295,754,943
Capitalized lease receivable	2,814,828	2,863,755
Accrued interest receivable	2,876,183	2,766,104
Premises and equipment, net	23,886,966	21,177,897
Goodwill and other intangible assets, net	2,988,739	2,366,107
Foreclosed assets	10,377,806	11,126,227
Other assets	15,828,622	17,688,360

Total assets	$535,901,968	$553,423,778

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$63,286,613	$70,279,948
Interest-bearing	369,031,376	378,346,834

Total deposits	432,317,989	448,626,782
Short-term borrowings	499,763	621,490
FHLB long-term debt	38,000,000	38,000,000
Capitalized lease obligations	3,870,146	3,893,234
Junior subordinated debt (Note 6)	10,310,000	10,310,000
Accrued interest payable	1,834,769	1,729,478
Other liabilities	5,383,756	7,366,030

Total liabilities	492,216,423	510,547,014
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock (par value $.10 per share; 200,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.10 per share; 20,000,000 shares authorized; 8,742,162 and 8,701,162 shares issued as of June 30, 2005 and December 31, 2004, respectively; 2,191,897 shares of which are exchangeable for preferred stock)	874,216	870,116
Additional paid-in-capital	49,359,432	49,162,306
Stock warrants outstanding	242,524	242,524
Treasury common stock, at cost (103,755 and 99,869 shares as of June 30, 2005 and December 31, 2004, respectively)	(1,011,515)	(980,428)
Retained earnings (deficit)	(1,447,658)	(1,899,382)
Unearned ESOP common stock (97,484 and 106,092 shares as of June 30, 2005 and December 31, 2004, respectively)	(1,484,978)	(1,571,058)
Accumulated other comprehensive loss	(2,846,476)	(2,947,314)

Total stockholders’ equity	43,685,545	42,876,764

Total liabilities and stockholders’ equity	$535,901,968	$553,423,778

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2005	2004
Interest income:
Loans, including fees	$6,844,244	$6,203,437
Interest on investment securities:
Taxable securities	1,352,566	1,411,032
Tax-exempt securities	13,664	70,727
Federal funds sold	64,976	20,858
Other	71,660	60,261

Total interest income	8,347,110	7,766,315

Interest expense:
Deposits	2,485,331	2,127,965
Short-term borrowings	2,088	598
FHLB long-term debt	569,610	569,609
Capitalized lease obligations	55,922	39,367
Junior subordinated debentures	268,854	358,337
Other long-term debt	—	16,919

Total interest expense	3,381,805	3,112,795

Net interest income	4,965,305	4,653,520
Provision for loan losses	85,961	78,287

Net interest income, after provision for loan losses	4,879,344	4,575,233
Noninterest income:
Service charges on deposits	785,077	738,709
Insurance commissions	596,155	606,607
Bank club dues	73,689	89,971
Debt cancellation fees	(7,118)	(16,283)
Securities losses, net	(36,339)	—
Other	117,850	108,240

Total noninterest income	1,529,314	1,527,244

Noninterest expense:
Salaries and employee benefits	3,163,121	3,046,043
Occupancy	591,494	519,307
Furniture and equipment	406,600	362,644
Insurance	318,013	306,226
Director and committee fees	90,100	71,272
Professional services	401,306	95,064
Foreclosed assets, net	31,222	430,042
Disposal or impairment of assets	17,085	79,466
Litigation, fraud or burglary	241,266	3,689
Other	976,623	920,310

Total noninterest expense	6,236,830	5,834,063

Income before income taxes	171,828	268,414
Income taxes	(70,799)	(38,841)

Net income	$101,029	$229,573

Earnings per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Six months ended June 30,
	2005	2004
Interest income:
Loans, including fees	$13,042,998	$12,548,642
Interest on investment securities:
Taxable securities	2,781,271	2,825,508
Tax-exempt securities	43,141	143,877
Federal funds sold	125,074	60,130
Other	157,553	110,194

Total interest income	16,150,037	15,688,351

Interest expense:
Deposits	4,866,494	4,344,355
Short-term borrowings	3,602	1,241
FHLB long-term debt	1,139,219	1,139,219
Capitalized lease obligations	108,976	78,946
Junior subordinated debentures	540,729	693,272
Other long-term debt	—	49,706

Total interest expense	6,659,020	6,306,739

Net interest income	9,491,017	9,381,612
Provision for loan losses	345,046	377,672

Net interest income, after provision for loan losses	9,145,971	9,003,940
Noninterest income:
Service charges on deposits	1,447,456	1,402,135
Insurance commissions	1,236,073	1,280,928
Bank club dues	151,099	182,572
Debt cancellation fees	(12,401)	(31,500)
Securities gains (losses), net	(38,823)	237,992
Other	861,777	253,224

Total noninterest income	3,645,181	3,325,351

Noninterest expense:
Salaries and employee benefits	6,166,052	6,118,230
Occupancy	1,132,950	1,119,828
Furniture and equipment	786,404	727,391
Insurance	639,743	598,254
Director and committee fees	193,350	188,922
Professional services	797,553	753,182
Foreclosed assets, net	72,132	427,437
Disposal or impairment of assets	40,622	102,833
Litigation, fraud or burglary	241,266	21,765
Other	2,002,703	1,945,705

Total noninterest expense	12,072,775	12,003,547

Income before income taxes	718,377	325,744
Income taxes	(266,653)	(41,128)

Net income	$451,724	$284,616

Earnings per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.03

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six months ended June 30, 2004 and 2005

	Shares of Common Stock Issued	Common Stock	Additional Paid in Capital	Stock Warrants Outstanding	Treasury Common Stock	Retained Earnings	Unearned ESOP Common Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	6,978,672	$697,868	$40,996,918	$—	$(894,029)	$(2,075,986)	$(1,741,248)	$(1,665,903)	$35,317,620
Comprehensive income:
Net income during period	—	—	—	—	—	284,616	—	—	284,616
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	(2,026,271)	(2,026,271)

Total comprehensive income									(1,741,655)

Issuance of common stock at $5.35 per share	1,586,771	158,676	8,330,549	—	—	—	—	—	8,489,225
Common stock issuance costs	—	—	(825,820)	242,500	—	—	—	—	(583,320)
Common stock issued in lieu of cash paid for directors’ fees at $5.35 per share	20,720	2,072	108,478	—	—	—	—	—	110,550
Release of ESOP common stock	—	—	(23,735)	—	—	—	80,480	—	56,745
Treasury common stock acquired	—	—	—	—	(16,384)	—	—	—	(16,384)

Balance at June 30, 2004	8,586,163	$858,616	$48,586,390	$242,500	$(910,413)	$(1,791,370)	$(1,660,768)	$(3,692,174)	$41,632,781

Balance at December 31, 2004	8,701,162	$870,116	$49,162,306	$242,524	$(980,428)	$(1,899,382)	$(1,571,058)	$(2,947,314)	$42,876,764
Comprehensive losses:
Net income during period	—	—	—	—	—	451,724	—	—	451,724
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—	—	—	—	—	100,838	100,838

Total comprehensive loss									552,562

Common stock issued for stock options exercised	41,000	4,100	216,709	—	—	—	—	—	220,809
Release of ESOP common stock	—	—	(19,583)	—	—	—	86,080	—	66,497
Treasury common stock acquired	—	—	—	—	(31,087)	—	—	—	(31,087)

Balance at June 30, 2005	8,742,162	$874,216	$49,359,432	$242,524	$(1,011,515)	$(1,447,658)	$(1,484,978)	$(2,846,476)	$43,685,545

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net income	$451,724	$284,616
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	345,046	377,672
Depreciation and amortization	783,980	814,353
Net amortization of securities	475,716	499,966
Deferred tax expense	145,614	2,774,763
Realized investment security losses (gains)	38,823	(237,992)
Gain on sale or impairment of premises and equipment	(14,295)	(41,294)
Realized losses on foreclosed assets	72,132	427,437
(Increase) decrease in accrued interest receivable	(110,079)	107,319
Increase in accrued interest payable	105,291	541,991
Other	(67,300)	(6,052,845)

Net cash provided (used) by operating activities	2,226,652	(504,014)

Investing activities:
Proceeds from sales, calls and pay downs of securities available for sale	41,084,628	30,091,360
Proceeds from maturity of securities available for sale	5,000,000	—
Purchase of securities available for sale	(27,392,801)	(37,669,155)
Loan originations and principal collections, net	(18,947,124)	4,631,836
Proceeds from sale of premises and equipment	86,600	914,969
Additions to premises and equipment	(3,507,832)	(234,130)
Net proceeds from sale of foreclosed assets	336,619	2,729,336
Asset acquisition	(680,000)	—

Net cash (used) provided by investing activities	(4,019,910)	464,216

Financing activities:
Net (decrease) increase in demand deposits, NOW accounts, savings and time open deposit accounts	(21,127,454)	1,968,294
Net increase (decrease) in certificates of deposit	4,818,661	(16,691,275)
Net decrease in short-term borrowings	(121,727)	(46,788)
Decrease in capitalized lease obligations	(23,088)	(43,103)
Repayment of long-term debt	—	(2,858,502)
Issuance of common stock, net of transaction costs	220,809	7,905,905

Net cash used by financing activities	(16,232,799)	(9,765,469)

Net change in cash and cash equivalents	(18,026,057)	(9,805,267)
Cash and cash equivalents, beginning of period	52,512,452	44,920,220

Cash and cash equivalents, end of period	$34,486,395	$35,114,953

Supplemental cash flow disclosures:
Interest paid on deposits and borrowed funds	$6,553,729	$5,764,748
Schedule of non-cash investing and financing activities:
Foreclosure of other real estate owned	722,449	1,579,370
Loan charge-offs, net of recoveries	466,893	4,360,253
Deconsolidation of special purpose trust (Note 6 ):
Recognition of the equity investments in the special purpose trust	—	310,000
Removal of the special purpose trust preferred securities	—	10,000,000
Recognition of the junior subordinated debt in the special purpose trust	—	10,310,000

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – General

The accompanying unaudited consolidated financial statements include the accounts of Community Bancshares, Inc. (“Community Bancshares”) and its wholly-owned subsidiaries, which, together with Community Bancshares, are hereinafter referred to collectively as the “Company.” The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Securities and Exchange Commission’s (the “Commission” or the “SEC”) Quarterly Report on Form 10-Q and Article 10 of the Commission’s Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future periods. For further information, please refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”).

Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or stockholders’ equity.

Note 2 – Recent Accounting Pronouncements

On April 14, 2005, the SEC announced the issuance of a new staff accounting bulletin (“SAB 107”) that amended the compliance dates for SFAS No. 123(R). Under SFAS No. 123(R), registrants would have been required to implement the new standard as of the beginning of the first interim or annual period that begins after June 15, 2005. SAB 107 allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. SAB 107 does not change the accounting required by SFAS No. 123(R); it changes only the dates for compliance with the standard. The Company is evaluating the impact on the Company’s financial statements from applying SAB 107, but for any options granted after the effective date of SAB 107, the Company expects the impact to be comparable to the pro forma effects of applying SFAS 123.

In December 2004, The FASB issued Statement on Accounting Standards (SFAS) No. 153 Exchanges of Nonmonetary Assets to amend APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The Company does not believe this Statement will have a material impact on the financial statements.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income in the period of the change, the cumulative effect of changing to the new accounting principle. This new Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

This Statement carries forward, without change, the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted in certain circumstances. The Company does not believe this Statement will have material effect on its financial position or results of operations.

Note 3 – Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potentially dilutive common shares had all been issued, as well as any adjustment to income that would result from this assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. For the six month period ended June 30, 2005, 158,000 outstanding stock options were excluded from this calculation because they are considered antidilutive. For the three month period ended June 30, 2005, 108,000 outstanding stock options were excluded from this calculation because they are considered antidilutive.

Earnings per common share have been computed based on the following:

	Three months ended June 30,		Six months ended June 30,
	(Dollars in thousands)
	2005	2004	2005	2004
Net income	$101,029	$229,573	$451,724	$284,616
Less: preferred stock dividends	—	—	—	—

Net income applicable to common stock	$101,029	$229,573	$451,724	$284,616

Weighted average number of common shares outstanding	8,527,677	8,378,996	8,518,566	8,114,037
Effect of dilutive options and warrants	212,081	116,346	177,005	26,020

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,739,758	8,495,342	8,695,571	8,140,057

No dividends on our common stock were declared during the three or six month periods ended June 30, 2005 or 2004.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 – Stock Based Compensation

The Company occasionally grants stock options to purchase the Company’s common stock to officers and directors. These options have been granted at a strike price equivalent to the current fair value of the Company’s common stock on the grant date and have a maximum term of five years. The vesting periods vary among option agreements, but the majority of the options are fully vested at the time of grant. Most of the options with a per share exercise price at or above $7.00 do not expire following an officer or director’s termination. Options with a per share exercise price below $7.00 terminate at various times ranging from 60 days to one year following an officer or director’s termination. As of June 30, 2005, the Company had outstanding options held by officers and directors to purchase an aggregate of 1,948,000 shares of the Company’s common stock.

On February 20, 2004, upon the closing of its private placement of common stock, the Company granted to the placement agent and advisor in that offering a warrant (“the warrant”) to purchase 140,187 shares of the Company’s common stock at a per share exercise price of $5.89. The warrant expires on February 20, 2008, and until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

The following sets forth certain information regarding the outstanding stock options, including the warrant, for the six months ended June 30, 2004 and 2005:

	Number of shares	Weighted Average Exercise Price
Balance, December 31, 2003	932,500	8.12

Granted, six months ended June 30, 2004	872,687	5.46
Expired or cancelled, six months ended June 30, 2004	(115,500)	12.53

Balance, June 30, 2004	1,689,687	6.44

Balance, December 31, 2004	1,577,187	6.52

Granted, six months ended June 30, 2005	615,000	6.91
Exercised, six months ended June 30, 2005	(41,000)	5.39
Expired, six months ended June 30, 2005	(63,000)	6.45

Balance, June 30, 2005	2,088,187	6.66

The following sets forth stock options and common stock warrants outstanding as of June 30, 2005:

Exercise Prices	Number	Expiration Date	Options/Warrants Exercisable
Options with exercise price of $7.00	569,000	2008	569,000
Options with exercise price of $7.00	142,500	2007	142,500
Options with exercise price of $10.00	88,000	2006	88,000
Options with exercise price of $18.00	5,000	2005	5,000
Options with exercise price of $5.35	452,500	2009	452,500
Options with exercise price of $5.50	50,000	2009	50,000
Warrants with exercise price of $5.89	140,187	2008	140,187
Options with exercise price of $7.00	30,000	2009	30,000
Options with exercise price of $7.05	5,000	2009	5,000
Options with exercise price of $6.81	541,000	2010	541,000
Options with exercise price of $7.88	15,000	2010	15,000
Options with exercise price of $7.68	50,000	2010	50,000

Total options and warrants outstanding, June 30, 2005	2,088,187		2,088,187

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The Company permits option holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through option exercise. This technique results in an increase in the number of shares outstanding with little or no increase in capital account balances. No option holders tendered shares during the six months ended June 30, 2005 or 2004.

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

Since the majority of the Company’s options granted in the six months ended June 30, 2005 and 2004 vest immediately, for purposes of pro forma disclosure, the compensation expense related to these options has been recognized on the grant date. The Company’s pro forma information, after giving effect to the deduction for stock-based employee compensation expenses determined under fair value based method for all awards, net of tax, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$101,029	$229,573	$451,724	$284,616
Deducts:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(140,402)	(19,470)	(1,188,830)	(964,870)

Pro forma net income (loss)	$(39,373)	$210,103	$(737,106)	$(680,254)

Basic earnings (loss) per share:
As reported	$0.01	$0.03	$0.05	$0.04
Pro forma	—	0.03	(0.09)	(0.08)
Diluted earnings (loss) per share
As reported	0.01	0.03	0.05	0.03
Pro forma	—	0.02	(0.08)	(0.08)

The weighted average per share fair values of options granted to employees during the six months ended June 30, 2005 and 2004 were $3.05 and $2.14, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2005	2004
Dividend yield	0%	0%
Expected volatility	.468	.403
Risk free interest rate	2.87%	3.16%
Expected life (in years)	5	5

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – On Balance Sheet Derivatives Instruments and Hedging Activities

Accounting for Derivative Instruments and Hedging Activities

The following table presents the notional and carrying values of the Company’s derivative position held for hedging purposes at both June 30, 2005 and December 31, 2004. This derivative position was executed in the over-the-counter market.

	June 30, 2005		December 31, 2004
	Notional Value	Carrying Value	Notional Value	Carrying Value
Fair Value Hedges:
Interest rate swap agreement	$20,000,000	(396,000)	$20,000,000	$(288,000)

Interest-Rate Risk

The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Fair Value Hedges

The Company entered into an interest rate swap in December 2003 to convert fixed-rate long-term time deposits to a floating rate. The critical terms of the interest rate swap matches the terms of the corresponding time deposits. All components of the derivative instrument’s gain or loss are considered in the assessment of hedge effectiveness. There were no fair-value hedging gains or losses as a result of hedge ineffectiveness recognized during the six months ended June 30, 2005 and 2004. The Company recognized a decrease to interest expense of $19,369 and $177,705 for the six months ended June 30, 2005 and 2004, respectively, related to its interest rate swap accounted for as a fair value hedge. At June 30, 2005, the interest rate swap had a remaining term of 1.9 years. Fluctuations in the fair value of derivatives contracts are typically attributable to market risk and market interest rates, and such values may be volatile. The Company believes that credit risk is relatively low because the Company transacts only with high credit quality counterparties.

Note 6 – Long-term Debt

FHLB long-term debt:

Community Bancshares’ wholly owned principal operating subsidiary, Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and, since 1999, has been approved to borrow up to $38.0 million under the FHLBA’s “Convertible Advance Program.” As of June 30, 2005, Community Bank had borrowed the entire $38.0 million available under this program. These borrowings accrue interest at a fixed rate of 5.93% per annum and have a final maturity of March 1, 2010. These borrowings are subject to a call feature by the FHLBA upon every quarterly payment date during the life of the obligation. The first call date for this advance was March 1, 2001, and the advance has not been called to date. These borrowings are secured under a specific lien agreement on both qualifying mortgage instruments in Community Bank’s loan portfolio and qualifying securities in the Bank’s investment portfolio. Under this security agreement, upon an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Junior subordinated debt:

The Company currently has one subsidiary statutory trust, Community (AL) Capital Trust I (the “Trust”), which has issued:

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

Both the debentures and the trust preferred securities accrue and pay interest semiannually at a rate of 10.875% per annum. The junior subordinated debentures have a maturity date of March 8, 2030, at which time the principal amount of the debentures becomes payable together with any accrued but unpaid interest and the trust preferred securities become mandatorily redeemable by the Company. When the Company makes payments to the Trust, as the holder of the debentures, the Trust, in turn, makes payments to the pool and the Company, as the holder of the trust preferred and trust common securities. The debentures represent the sole asset of the Trust.

The Company adopted FIN 46 as of March 31, 2004. As a result, the Company deconsolidated the Trust, because the Company does not absorb a majority of the expected losses or residual returns of the trusts and is not a variable interest holder. The Trust was previously consolidated because it is controlled by the Company through a majority voting interest. The effect of such deconsolidation, as portrayed in the following table, was (1) to remove the trust preferred securities from the consolidated balance sheet; (2) to recognize the Company’s junior subordinated debt obligation to the Trust; and (3) to recognize the Company’s equity investment in the common stock of the Trust. The junior subordinated debt obligation and equity investment were previously eliminated in consolidation. The equity investment, totaling $310,000, represents the Company’s maximum exposure to loss as a result of its involvement with the Trust. The adoption of FIN 46 had no impact on the Company’s net income, earnings per share, cash flows or shareholders’ equity.

The following is a summary of the impact of the adoption of FIN 46 as it related to the Company’s December 31, 2004 consolidated balance sheet:

	Balance Prior To Adjustment	Adjustments for FIN 46	Adjusted Balance
Other assets	$17,378,360	$310,000	$17,688,360
Trust preferred securities	10,000,000	(10,000,000)	—
Junior subordinated debt	—	10,310,000	10,310,000

Under the terms of the indenture governing the debentures, the Company may elect to defer payments of interest due on the debentures for up to ten consecutive semiannual payment periods. The Company elected to defer the March 2002, September 2002, March 2003, September 2003 and March 2004 interest payments, but on September 8, 2004, the Company paid all deferred interest plus the accrued interest thereon totaling $3,739,490. The accrued interest payable balance on June 30, 2005 was $338,333.

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

Note 7 – Issuance of Common Stock

During the first quarter of 2004, the Company completed a private placement of its common stock. The Company sold a total of 3,738,323 shares of its common stock in this private placement at a price of $5.35 per share, resulting in total net proceeds of approximately $18.3 million. The Company granted to those investors who initially purchased shares in the offering prior to December 31, 2003, an option to exchange, by December 31, 2008, in whole but not in part, the shares of the Company’s common stock purchased in the offering for shares of the Company’s newly designated Series 2003 noncumulative preferred stock.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Community Bank has advisory director boards established in the various markets it serves. These advisory directors are given the option to receive their fees in cash or stock. Common stock issued in lieu of cash for advisory directors’ fees during the six months ended June 30, 2004 was 20,720 shares at a fair market value of $110,550 on the issue date. Directors’ fees are accrued when incurred and the aggregate fair market value of the shares issued is charged to accrued Directors’ fees once issued. At June 30, 2005, $143,700 was accrued for directors’ fees and is included in other liabilities.

During the six months ended June 30, 2005, 40,000 stock options were exercised at a grant price of $5.35 per share and 1,000 stock options were exercised at a grant price of $6.81, resulting in an increase to total stockholders’ equity of $220,809. No stock options were exercised during the six months ended June 30, 2004.

Note 8 – Pension Plan

Components of the net periodic benefit cost of the Company’s pension plan and benefit restoration plan for the six months ended June 30, 2005 and 2004 are as follows:

	June 30, 2005		June 30, 2004
	Pension Plan	Benefit Restoration Plan	Pension Plan	Benefit Restoration Plan
Interest cost on earned benefit obligation	$271,094	$74,811	$264,512	$68,079
Estimated return on plan assets	(317,714)	—	(274,874)	—
Amortization of net experience loss	62,260	—	11,844	—

Net periodic benefit cost	$15,640	$74,811	$1,482	$68,079

The Company contributed $783,061 to the pension plan during the first six months of 2004 and contributed $1,954,092 during the first six months of 2005.

Note 9 – Contingencies

Background

At a June 20, 2000, meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Questions were subsequently raised about a number of Community Bank construction projects. A joint committee of the boards of directors of Community Bancshares and Community Bank conducted an investigation as did law enforcement and bank regulatory authorities. Following these investigations, the boards of directors terminated the employment of Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of Community Bancshares and Chairman and Chief Executive Officer of Community Bank, and Larry Bishop, former Vice President of Community Bank and the FDIC commenced administrative proceedings against Mr. Patterson and Mr. Bishop, which are still pending. On March 10, 2005, Mr. Patterson and Mr. Bishop were convicted in the United States District Court for the Northern District of Alabama of conspiracy, bank fraud and causing false entries to be made in bank records. Mr. Patterson was also convicted of filing false income tax returns. Sentencing of these individuals has been rescheduled by the court to October 13, 2005.

Patterson Employment Litigation

Plaintifsfs:	Community Bancshares, Inc. and Community Bank

Defendants:	Kennon R. Patterson, Sr., Community Bancshares’ former Chairman, President and Chief Executive Officer

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

On January 25, 2005, Mr. Patterson filed a third-party complaint in this lawsuit against R.B. Jackson, Jimmie Trotter, Glynn Debter, John J. Lewis, Jr., Patrick M. Frawley and Powell Goldstein, LLP. The third-party complaint alleges that Messrs. Jackson, Trotter, Debter and Lewis, as members of Community Bank’s Audit Committee, Powell Goldstein, LLP, as the independent counsel for Community Bank’s Audit Committee, and Mr. Frawley, acting individually and in concert with one another, interfered with Mr. Patterson’s employment agreement with Community Bancshares. On April 19, 2005, Powell Goldstein, LLP was dismissed from the lawsuit.

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

On July 7, 2004, the Court denied Mr. Patterson’s motion to dismiss the case. On or about July 23, 2004, Mr. Patterson filed a counterclaim seeking a judgment that he is entitled to benefits from the ESOP and declaratory and injunctive relief compelling the payment of such benefits. On July 26, 2004, the Court, at Mr. Patterson’s request, stayed discovery in the case pending Mr. Patterson’s sentencing following his conviction.

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

On October 11, 2002, the plaintiffs filed a class action in the United States District Court for the Northern Division of Alabama against the defendants alleging that Community Bank and others conspired or used extortionate methods to effect a lending scheme of “churning phantom loans,” and that profits from the scheme were used to secure an interest in and/or to invest in an enterprise that affects interstate commerce. The plaintiffs specifically allege that Community Bank used various methods to get uneducated customers with fair to poor credit to sign numerous “phantom loans” when the customers only intended to sign for one loan. Claims include racketeering activity within the meaning of the Racketeer Influenced and Corrupt Organizations Act of 1970, conspiracy, spoliation, conversion, negligence, wantonness, outrage, and civil conspiracy.

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

On May 25, 2005, Community Bancshares and Community Bank agreed to a settlement of all other claims in this lawsuit. The financial impact of the confidential settlement is reflected in the financial statements contained in this report.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Contingency Losses

In all claims against the Company, management has assessed where losses are both probable and can be reasonably estimated. As of June 30, 2005, $234,000 was accrued for contingency losses and is reported in other liabilities on the Company’s balance sheet. Management believes this reserve is warranted based on the status of pending litigation and settlements.

Note 10 – Purchase of Real Estate

During the second quarter of 2005, Community Bank purchased two properties in Huntsville, Alabama. On May 16, 2005, Community Bank purchased land, a bank building and its contents located at 312 Clinton Avenue for a total of $2,003,497. The amount paid was allocated and recorded as follows:

Land	$850,000
Building	1,102,997
Furniture	50,500

$2,003,497

On June 21, 2005, Community Bank purchased land located at Paramount East on Highway 72 West for $656,350. As a result, the Company recorded an investment in land for the same amount. The Company intends to hold this land as a potential location for a future branch facility.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 11 – Acquisition of Assets

On April 29, 2005, Community Bank purchased certain mortgage assets from American Family Mortgage, LLC. Under the terms of the transaction, Community Bank acquired mortgage assets including, without limitation, all of American Family Mortgage’s mortgage loans, pipeline mortgage loans and fixed assets as well as ownership of the “American Family Mortgage” name. As consideration in the transaction, Community Bank paid an aggregate purchase price of approximately $930,000, consisting of $680,000 in cash, and an additional $250,000 to be paid over three years subject to certain performance criteria.

As a result of the asset purchase, the Company recorded $17,660 in premises and equipment and $662,340 of goodwill. Since goodwill has an indefinite life, this asset will not be amortized, but will be tested for impairment at least annually unless events occur that require earlier testing.

Note 12 – Subsequent Events

On August 4, 2005, Community Bank entered into an Acquisition Agreement with First National Bank, Hamilton, Alabama, pursuant to which First National Bank will acquire certain assets and assume certain liabilities of Community Bank’s branch office in Double Springs, Alabama.

Under the terms of the agreement, First National Bank will acquire substantially all of the fixed assets of the branch (approximately $1.0 million at June 30, 2005), approximately $2.0 million in loans and approximately $7.9 million in deposits liabilities. As consideration for the purchase, First National Bank will pay the net book value of the fixed assets and loans as well as a two percent premium on the loans acquired and a five percent premium on the deposits assumed based on a 30-day average of the account balances.

The transaction, which is subject to regulatory approval and other conditions, is anticipated to be completed in the third or fourth quarter of 2005.

On August 8, 2005, Community Bank restructured its $38.0 million borrowing from the Federal Home Loan Bank of Atlanta (“FHLBA”). The original borrowing accrued interest at 5.93% per annum and had a final maturity of March 1, 2010. The borrowing was subject to a call feature by the FHLBA upon every quarterly payment date during the remaining life of the obligation. The new borrowing, also $38.0 million, matures on August 10, 2015. During the first two years, the borrowing accrues interest floating quarterly with the 90-day LIBOR. The rate for the initial 90-day period is 3.75%. The borrowing has a one-time only call option by the FHLBA on August 10, 2007. If the FHLBA does not call the borrowing on this date, the borrowing converts to a fixed rate of 5.75%.

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipated events, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, many of which are beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “project,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward looking statements include, without limitation, statements regarding:

•	our business strategy, including our entry into new markets and the exit from certain existing markets;

•	future performance, developments, transactions or market forecasts;

•	projected benefits to us as a result of any changes in our regulatory restrictions; and

•	projected investments in and dispositions of assets.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of our deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	interest rate risks and credit risks of our borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	our potential inability to successfully enter into new markets or to realize the expected benefits of entering into those new markets, or to recognize anticipated sales proceeds and savings from exiting certain existing markets;

•	our potential inability to successfully implement our strategic plan;

•	our potential inability to realize the expected operational and financial benefits resulting from our improved regulatory standing and the elimination of some of the litigation in which we have been involved;

•	the failure of assumptions underlying the establishment of our allowance for loan losses and other estimates, and the uncertainty and costs of litigation;

•	the risks of mergers, acquisitions and divestures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information discussed in this Report, as well as other factors and risks described in any of our other reports that we make with the SEC under the Exchange Act.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion is intended to assist in an understanding of the financial condition and results of operations of Community Bancshares, Inc. and its subsidiaries. Unless the context otherwise clearly indicates, the term “Company” includes Community Bancshares, Inc. and its subsidiaries, and the terms “Bank” and “Community Bank” refer to Community Bank, the Company’s wholly-owned commercial banking subsidiary. This analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing in Item 1 of this Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to consolidated financial statements, appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

We conduct our operations primarily through Community Bank and its subsidiaries. Community Bank provides a full range of traditional commercial banking services to individual and corporate customers in five counties in north Alabama – Blount, Lauderdale, Limestone, Madison and Morgan Counties; two counties in northwest Alabama – Marion and Winston Counties; and two counties in southwest Alabama – Marengo and Perry Counties. The retail nature of Community Bank’s commercial banking operations allows for diversification of depositors and borrowers, and Community Bank’s management believes it is not dependent upon a single customer or group of customers. Community Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. Also, we do not consider our commercial banking operations to be seasonal in nature.

During 2004, many positive developments occurred at our Company. A summary of several key 2004 developments include:

•	following our December 2003 private placement of $10.4 million of our common stock, we sold an additional $7.9 million of our common stock in an extension of that private placement during February 2004, which capital infusions provided the resources necessary to continue execution of the Bank’s recovery, rehabilitation, and growth strategies;

•	a $13.3 million improvement in net income, primarily as a result of improved non-interest expenses as well as reductions in the loan loss provision;

•	significant improvement in asset quality, driven by improved credit risk management and the sale of $18.0 million in poor quality loans;

•	after the elimination of various legal entanglements, the foreclosure on our largest single loan ($5.2 million) providing us the ability to market and liquidate the collateral securing this problem asset;

•	the resolution of certain shareholder related litigation for which we have incurred significant legal fees over the past several years;

•	the settlement of a fidelity bond claim/litigation resulting in a $450,000 payment to the Company; and

•	improved regulatory relations and results.

During the first six months of 2005, additional positive developments for the Company occurred. These include:

•	Approval of the settlement of the Benson and Packard derivative lawsuits on January 31, 2005, resulting in a $625,000 payment to the Company;

•	The conviction of former Chairman, Kennon R. Patterson, Sr. on March 11, 2005, on 15 counts of conspiracy to commit fraud, bank fraud, false entries in bank records and filing false income tax returns, among others, which we view as another positive development for the Company’s reputation and future prospects;

•	During March, 2005, the FDIC, the Federal Reserve Bank of Atlanta, and the Alabama State Banking Department terminated all regulatory enforcement agreements, memoranda, plans and/or orders governing our operations. We believe these actions will:

•	substantially reduce our costs associated with complying with these regulatory restrictions;

•	substantially reduce our FDIC insurance expense (up to an estimated $750,000 per year);

•	improve liquidity as a result of lower pledging requirements on public funds;

•	ease collateral requirements on FHLBA borrowings;

•	increased borrowing capacity at the FHLBA;

•	enable us to expand more freely into higher growth markets;

•	allow us to expand correspondent and vendor relationships; and

•	enable us to continue to attract qualified, experienced management and board members.

•	settlement of the lending acts litigation which has been costly for the Company;

•	recovery of $333,000 from a previously charged-off loan; and

•	continued improvement in asset quality resulting from more management time that can be spent on managing credit risk.

We believe the combined effect of these developments helps position the Company to better focus on customer attraction and retention, improved marketing of competitive products and services, expansion into higher growth markets, management of an improved balance sheet, and future profitability.

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

In connection with the offering, the Company entered into an engagement letter with FIG Partners, L.L.C. and Burke Capital Group, L.L.C., pursuant to which FIG Partners agreed to serve as placement agent for the offering and Burke Capital agreed to serve as a financial advisor. In consideration of such, the Company agreed to grant, upon the closing of the offering, a warrant to purchase shares of the Company’s common stock. Upon the closing of the offering on February 20, 2004, the Company granted FIG Partners and Burke Capital warrants to purchase up to 140,187 shares of the Company’s common stock at an exercise price of $5.89 per share. The warrants expire on February 20, 2008, and, until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

Primary Sources of Revenues and Expenses

Net Interest Income

While Community Bank provides most traditional banking services, its principal activities as a community bank are the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to small and medium-sized businesses in its markets. As a result, our principal source of revenue is net interest income at Community Bank. Net interest income is the difference between:

•	income we receive on our interest-earning assets, such as loans and investment securities; and

•	payments we make on our interest-bearing sources of funds, such as deposits and other borrowings.

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various spreads between the rates we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans;

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits; and

•	our ability to “match” our liabilities to fund our assets with a positive spread over our interest costs and with reasonable relations between the maturities or repricing dates of these assets and liabilities.

Net Noninterest Income

Our net noninterest revenues consist primarily of:

•	service charges on customer deposit accounts;

•	insurance commissions;

•	securities gains or losses; and

•	other service fees charged to customers.

Our net noninterest expenses consist primarily of:

•	salaries and employee benefits;

•	costs to hold and maintain premises and equipment;

•	insurance;

•	director and committee fees;

•	professional service fees, especially legal and accounting; and

•	cost of foreclosed assets.

Critical Accounting Policies

Our accounting policies are established in accordance with accounting principles generally accepted in the United States, or “GAAP,” and general practices within our industry. The application of certain of these accounting policies involves a significant amount of judgment as well as the use of estimates and assumptions based upon information that we have at the time of these judgments. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different assumptions or conditions were to prevail, depending upon the magnitude of any discrepancies from our estimates and judgments, then our financial condition and results of operations may prove to be materially different from the presentation herein.

We recognize the following as our critical accounting policies:

•	Accounting for Allowance for Loan Losses. We analyze our loan portfolio to determine the adequacy of our allowance for loan losses and the appropriate provision required to maintain the allowance at a level that we consider to be adequate to absorb anticipated loan losses. When we believe that the collection of the principal of a loan is unlikely, that loan is charged off against the allowance for loan losses. Subsequent recoveries of principal on that loan are added back to the allowance for loan losses. Our evaluation of the adequacy of the allowance for loan losses is based on a formal analysis that assesses the risks within the loan portfolio. Among other factors that we consider are the following:

•	our past loan loss experience;

•	known and inherent risks in the loan portfolio, including past due and nonperforming loans;

•	adverse situations that may affect the borrowers’ ability to repay those loans;

•	the estimated value of any underlying collateral;

•	our internal loan reviews;

•	the reviews of regulators; and

•	analyses of current economic conditions.

The consideration and application of many of these factors involve assumptions, estimates and judgments that are inherently uncertain and are subject to change. We believe that our allowance for loan losses was adequate at June 30, 2005, based upon the information that was available to us at that time. While we use available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate changes could materially affect the allowance for loan losses. Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by our regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Alabama State Banking Department may require us to make additional provisions to our allowance for loan losses as a result of the regulator’s judgment differing from our credit evaluations and allowance for loan loss methodology.

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

Considerable judgment and evaluation of subjective factors is required to classify the likelihood of the future events occurring. In assessing these levels of probability, we seek to acquire all relevant material information concerning the uncertain set of circumstances. An accrual of a loss occurs when it is both probable that an asset has been impaired or a liability has been incurred and when the amount of loss can be reasonably estimated.

As discussed in Note 9 to our unaudited consolidated financial statements, legal proceedings are pending or threatened against us, as well as their respective indemnities. Except as discussed in Note 9:

•	we have not concluded that it is probable that a loss has been incurred in any pending litigation;

•	we are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation; and

•	accordingly, we have not provided any reserves for losses in the consolidated financial statements for an unfavorable outcome, if any, with respect to such proceedings.

As of December 31, 2004, we had accrued $309,896 for potential losses on pending litigation, where in our best judgment, losses were both probable and reasonably estimated. The estimates were based on current circumstances of pending matters. As of June 30, 2005, the reserve balance was $234,000 and is reported in other liabilities on our balance sheet. We believe this reserve is warranted and adequate based on the status of pending settlements as of June 30, 2005.

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

FINANCIAL CONDITION

As of June 30, 2005 compared to December 31, 2004

General

The Company’s total assets at June 30, 2005 were $535.9 million, a decrease of $17.5 million, or 3.2%, from $553.4 million at December 31, 2004. The Company experienced an increase in loans, net of allowance for loan losses, of $18.8 million, or 6.4%, during the first six months of 2005. The Company experienced a decline in deposits during the first six months of 2005 of $16.3 million, or 3.6%. Noninterest-bearing deposits decreased $7.0 million, or 10.0%, from December 31, 2004 to June 30, 2005, and interest-bearing deposits have decreased by $9.3 million, or 2.5%.

Earning Assets

The earning assets of the Company principally are comprised of:

•	loans;

•	investment securities;

•	interest-bearing balances in other banks; and

•	federal funds sold.

The Company’s investment securities portfolio is used by the Company to make various term investments, to provide a source of liquidity for the Company and to serve as collateral to secure certain deposits. The fair value of the Company’s investment securities decreased $19.1 million, or 13.0%, to $128.1 million at June 30, 2005, from $147.2 million at December 31, 2004. The Company also maintains short-term investments in the form of interest-bearing deposits with other banks. These interest-bearing deposits with other banks amounted to $8.6 million at June 30, 2005, compared to $5.4 million at December 31, 2004, representing an increase of $3.2 million, or 59.3%. At June 30, 2005, the Company had $11.5 million in federal funds sold, compared to $13.5 million at December 31, 2004, representing a decrease of $2.0 million, or 14.8%.

Total cash due from banks decreased $18.0 million, or 34.3%, during the first six months of 2005, from $52.5 million at December 31, 2004 to $34.5 million at June 30, 2005 as cash received in December 2004 from the sale of poor quality loans was reinvested into higher quality loans and investment securities in early 2005. Excess cash and cash equivalents along with securities available for sale have also been the funding source for loan growth and have offset, in part, deposit declines.

Loans comprise the largest single category of the Company’s earning assets. Loans, net of unearned income, but before the allowance for loan losses, were $319.0 million at June 30, 2005, which represented an increase of approximately $18.6 million, or 6.2%, from $300.4 million at December 31, 2004. We believe that balance sheet growth, achieved through the growth of total loans, is integral to the Company’s profitability. In order to achieve this growth, we presently expect to expand our business into demographically attractive markets that we currently do not serve, beginning with a new branch located in Huntsville, Alabama that is scheduled to open in mid-August 2005.

Nonperforming Assets and Past Due Loans

The Company’s nonperforming assets primarily are comprised of:

•	nonaccruing loans;

•	loans 90 days past due or greater;

•	restructured loans;

•	nonaccruing securities; and

•	other real estate owned.

Between December 31, 2004 and June 30, 2005, the Company’s ratio of the allowance for loan losses to total nonperforming assets increased slightly from 36.22% to 38.67%, but has decreased significantly from 61.99% at June 30, 2004. The decrease from June 30, 2004 occurred as poor quality loans which carried higher allowances were sold in the fourth quarter of 2004 coupled with the increase in other real estate owned which generally carry no allowance. The ratio of total nonperforming assets to total assets decreased to 2.17% at June 30, 2005, from 2.31% at year-end 2004, while the ratio of nonperforming loans to total loans, net of unearned income, decreased to 0.40% at June 30, 2005 from 0.55% at December 31, 2004. Total nonperforming assets decreased $1.2 million, or 9.4%, to $11.6 million at June 30, 2005, from total nonperforming assets of $12.8 million at December 31, 2004.

The following table summarizes the Company’s nonperforming assets at June 30, 2005 and 2004, as well as December 31, 2004.

NONPERFORMING ASSETS

(Dollars in thousands)

	June 30,		December 31, 2004
	2005	2004
Nonaccruing loans	$822	$8,724	$1,115
Loans past due 90 days or more	207	383	290
Restructured loans	237	2,312	238

Total nonperforming loans	1,266	11,419	1,643
Other real estate owned	10,378	5,318	11,126

Total nonperforming assets	$11,644	$16,737	$12,769

Ratios:
Allowance for loan losses to loans, net of unearned income	1.41%	3.37%	1.54%
Allowance for loan losses to total nonperforming assets	38.67	61.99	36.22
Total nonperforming loans to total loans (net of unearned income)	0.40	3.71	0.55
Total nonperforming assets to total assets	2.17	3.07	2.31

Funding and Other Debt Obligations

The Company’s primary sources of funding are from the deposits of customers of Community Bank and from the Company’s short-term and long-term borrowings. Total deposits of $432.3 million at June 30, 2005 reflected a decrease of $16.3 million, or 3.6%, from total deposits of $448.6 million at year-end 2004 due to decreases in both interest-bearing and noninterest-bearing deposits. Noninterest-bearing deposits decreased $7.0 million, or 10.0%, to $63.3 million at June 30, 2005, from $70.3 million at December 31, 2004, while interest-bearing deposits decreased $9.3 million, or 2.5%, to $369.0 million at June 30, 2005, from $378.3 million at December 31, 2004. Total short-term borrowings decreased $121,000, or 19.5%, to $500,000 at June 30, 2005 from $621,000 at December 31, 2004.

The decline in noninterest-bearing deposits is due to the fact that some of the bank’s customers are public entities that collect tax money near the end of each calendar year. Because of this, the Bank generally has increased noninterest-bearing deposits at year end which decline up until near the following year end. The Company’s June 30, 2005 noninterest-bearing deposit balances of $63.3 million are 8.2% higher than those at June 30, 2004 of $58.5 million. During 2005, the Company lowered its rates paid on some of its interest-bearing demand and savings products in order to better align itself with its competitors as well as to better manage its cost of funds. Traditionally, these accounts would not be considered highly rate sensitive; however, we believe that since our Bank’s rates were relatively higher than our competition, some accounts were rate sensitive and as a result, interest-bearing deposits have declined $9.3 million, (2.5%), during 2005.

On May 6, 2004, Community Bancshares, Inc. established a line of credit with First Commercial Bank in the amount of $3,000,000. The rate on any used portion of the line of credit is the prime rate plus 50 basis points. The line of credit will mature on May 1, 2009, and only interest is due on outstanding amounts for two years, with principal payments to begin thereafter. At June 30, 2005, there was no balance outstanding on this line of credit.

Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and, since 1999, has been approved to borrow up to $38.0 million under the FHLBA’s “Convertible Advance Program.” As of June 30, 2005, Community Bank had borrowed the entire $38.0 million available under this program. These borrowings accrue interest at a fixed rate of 5.93% per annum and have a final maturity of March 1, 2010. These borrowings are subject to a call feature upon every quarterly payment date during the life of the obligation. The first call date for this advance was March 1, 2001, and the advance has not been called to date. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan and investment portfolios. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA. The Company’s FHLBA long-term debt remained constant at $38.0 million for both June 30, 2005 and December 31, 2004.

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

The Company has a loan to the ESOP that bears interest at a floating rate equal to the prime rate of interest. As of March 31, 2005, the interest rate on the note was 5.75%. Principal and interest payments on the ESOP loan are due monthly through November 16, 2010, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan and to make cash distributions to eligible participants. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at June 30, 2005 was $1.4 million.

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

Mr. Kennon R. Patterson, Sr., whose employment with the Company terminated in January 2003, has demanded to receive from the ESOP a total of approximately $298,000, representing the total amount accrued by Mr. Patterson during his participation in the ESOP. To enable the ESOP to make these lump sum cash payments, the Company could be required to contribute cash to the ESOP in addition to its ongoing requirement to make contributions to service the ESOP debt. The Company evaluated its obligations to Mr. Patterson in light of Mr. Patterson’s indictment and subsequent conviction of certain crimes involving the Company, as well as other requirements of law applicable to ESOPs, and, as a result, on March 15, 2004, the ESOP and the ESOP trustee, North Star Trust Company, filed suit in the United States District Court for the Northern District of Alabama against Kennon R. Patterson, Sr. In the lawsuit, the ESOP seeks damages for alleged breaches of fiduciary duty by Mr. Patterson, and both the ESOP and the trustee seek a declaratory judgment that the ESOP has a right of set-off against Mr. Patterson’s account in the ESOP, and the ESOP is not required to make a distribution of funds to Mr. Patterson. Mr. Patterson has since been convicted on various counts including bank fraud.

The Company also evaluated its obligations to Mr. Patterson under a supplemental nonqualified retirement plan and as a result has denied his request for payment of benefits under the plan. Our denial has been challenged by Mr. Patterson in pending litigation and therefore we have not removed the accrued liability for the benefit from the Company’s consolidated balance sheet. The portion of the liability attributable to Mr. Patterson is approximately $1.9 million and is included in “other liabilities” on the Company’s consolidated balance sheet.

Liquidity

The following is a discussion of cash flows and sources of liquidity. The Company experienced an approximately $18.0 million decrease in cash and cash equivalents during the first six months of 2005, due primarily to cash used by investing and financing activities as the Company experienced increases in loan demand and reductions in deposits. Cash provided by operating activities was $2.2 million, compared to cash used by operating activities of $0.5 million for the six month period ended June 30, 2004. Investing activities used cash of $4.0 million during the first six months of 2005, resulting mostly from securities purchases and loan originations net of collections net of proceeds of maturities, sales, calls, and paydowns of securities. The Company also used $3.5 million of cash to invest in premises and equipment. The Company used $16.2 million of cash and cash equivalents in financing activities during the first six months of 2005, compared to $9.8 million used by financing activities during the first six months of 2004. Demand deposits, NOW and savings accounts decreased $21.1 million during the first six months of 2005, which was partially offset by increases in cash from the growth of certificates of deposit totaling $4.8 million.

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

Capital Resources

The Company’s total stockholders’ equity at June 30, 2005 was 8.15% of total assets, as compared to 7.75% at December 31, 2004. This 0.40% increase is the result of net income of $451,524 which increased retained earnings, coupled with other increases in varying components of equity, but also declines in total assets.

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

The Company’s Tier 1 Capital, including the $10.0 million of trust preferred securities issued to purchase the Company’s junior subordinated deferrable interest debentures, totaled $52.0 million at June 30, 2005, as compared to $51.9 million at December 31, 2004. Tier 1 Capital plus Tier 2 Capital components are referred to as Total Risk-Based Capital, which was equal to $56.3 million at June 30, 2005, as compared to $56.0 million at year-end 2004.

The Company’s Tier 1 and Total Risk-Based Capital ratios were 15.17% and 16.42%, respectively, at June 30, 2005, compared to 15.81% and 17.06%, respectively, at year-end 2004. At June 30, 2005, both Tier 1 and Total Risk-Based Capital of the Company exceeded the regulatory minimum ratios of 4.0% and 8.0%, respectively. The Company’s Tier 1 leverage ratio was 9.63% and 9.58% at June 30, 2005 and December 31, 2004, respectively.

The following table shows both the Company’s and the Bank’s regulatory total risk based capital and Tier 1 capital amounts and ratios as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total risk based capital
(to risk weighted assets):
Consolidated	$56,279	16.42%	$56,019	17.06%
Community Bank	49,963	14.81	49,573	15.42
Tier 1 capital
(to risk weighted assets):
Consolidated	51,993	15.17	51,909	15.81
Community Bank	45,742	13.56	45,548	14.17
Tier 1 capital
(to quarterly average assets):
Consolidated	51,993	9.63	51,909	9.58
Community Bank	45,742	8.55	45,548	8.47

FDIC Insurance Assessments

The Bank’s deposits are insured by the FDIC’s Bank Insurance Fund, or “BIF,” and the Bank is subject to FDIC Insurance Assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured depository institutions. Each financial institution is assigned to one of three capital groups -“well capitalized,” “adequately capitalized” or “undercapitalized” - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

The FDIC’s BIF assessment schedule continues to range from zero to 27 basis points per annum, and has remained unchanged since 2001. The FDIC also collects Financing Corporation (“FICO”) deposit assessments. The FICO assessments are set quarterly and ranged from 1.46 to 1.54 basis points in 2004, and was 1.44 and 1.42 basis points for the first and second quarters of 2005, respectively.

During the six months ended June 30, 2005 and 2004, the Bank expensed approximately $401,000 and $414,000, respectively in total deposit insurance premiums, but these premiums will decline as a result of our improved regulatory status. Our FDIC BIF assessment rate for the third quarter will be zero and our FICO rate will be 1.34 basis points, resulting in significant savings for our Company.

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

FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Bank had no brokered deposits as of June 30, 2005.

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

Off Balance Sheet Arrangements

As of June 30, 2005, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitments amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At December 31, 2004, the outstanding commitments to grant loans represented a credit risk of $24.0 million. At June 30, 2005, the outstanding commitments to grant loans represented a credit risk of $28.3 million.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters-of-credit issued by the Company have expiration dates within one year, but the majority are automatically renewable for the beneficiary. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2004, the Company has standby letters-of-credit outstanding of $465,000. At June 30, 2005, the Company has standby letters-of-credit of $278,000.

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2005 and 2004

General

The Company’s net income for the six month period ended June 30, 2005 was $0.5 million, representing a $0.2 million, or 66.7% increase from net income of $0.3 million for the same period in 2004. Net income for the six months ended June 30, 2005 represented $0.05 earnings per share on both a basic and diluted basis, compared to basic earnings per share of $0.04 and diluted earnings per share of $0.03 during the six month period ended June 30, 2004. This increase in earnings was due to a $0.1 million increase in net interest income, a slight decrease in the provision for loan losses and a $0.3 million increase in noninterest income, partially offset by slight increases in noninterest expenses and taxes.

The Company’s net income for the three months ended June 30, 2005 was $0.1 million representing a $0.1 million decrease from net income of $0.2 million for the same period in 2004. Net income for the three months ended June 30, 2005 represented $0.01 earnings per share on both a basic and diluted basis compared to $0.03 earnings per share during the three months ended June 30, 2004. The decrease in earnings was due to an increase of $0.4 million in noninterest expenses partially offset by a $0.3 million increase in noninterest income.

Net Interest Income

Net interest income represents the difference between the interest earned by the Company on its assets and the cost borne by the Company on its interest-bearing liabilities. For the six months ended June 30, 2005, the Company’s net interest income before its provision for loan losses was $9.5 million. Net interest income, before provision for loan losses, increased approximately $0.1 million, or 1.1%, from $9.4 million for the same period of 2004. The increase in net interest income was due to the increase in revenues related to interest-earning assets because of higher yields earned on these assets partially offset by an increase in interest expense due to higher rates paid on interest-bearing liabilities. Revenues from interest-earning assets of the Company increased $0.5 million, or 3.2%, to $16.2 million for the six months ended June 30, 2005 from $15.7 million for the same period in 2004. Average earning assets outstanding during the first six months of 2005 were $473.1 million, which represents a decrease of $12.3 million, or 2.5%, from $485.4 million from the first six months of 2004. The Company’s volume of interest-earning assets decreased due to reductions in securities, resulting from the reduction in the Company’s level of deposits. Higher yields earned on interest-earning assets partially offset declines in interest income due to volume. The Company’s yield on its average earning assets increased 37 basis points to 6.83% for the first six months of 2005, compared to 6.46% for the same period of 2004. The increase in yield was attributable to the shift away from lower yielding securities into higher yielding loans as the Company has experienced initial success in its loan production efforts as well as higher overall interest rates.

Interest expense for the six months ended June 30, 2005 was $6.7 million, an increase of $0.4 million, or 6.3%, from the Company’s interest expense of $6.3 million for the corresponding period of 2004. This increase occurred due to an increase in rates paid on, and despite a decrease in the volume of, interest-bearing liabilities. Average interest-bearing liabilities during the first six months of 2005 were $431.7 million, which represents a decrease of $19.0 million, or 4.2%, from $450.7 million for the same period of 2004. The volume of interest-bearing liabilities decreased partially due to the Company’s decision to not seek higher priced deposits as it tries to establish long lasting relationships with its customers, based on customer service, rather than merely price. The rate paid by the Company on average interest-bearing liabilities increased 28 basis points to 3.08% for the six month period ended June 30, 2005, compared to 2.80% for the first six months of 2004, as the Company raised rates on deposits in response to overall rate increases in the economy.

The Company’s net interest margin for the six months ended June 30, 2005 was 4.01% and was 3.87% for the same period in 2004. Net interest margin is computed by dividing net interest income by average interest-earning assets. This ratio represents the difference between the average yield returned on average interest-earning assets and the average rate paid on funds used to support those interest-earning assets, including both interest-bearing and noninterest-bearing sources.

The Company’s net interest spread for the six months ended June 30, 2005 increased 8 basis points to 3.74%, from 3.66% for the six months ended June 30, 2004, as the increase in the average yield on interest-earning assets slightly exceeded the increase in the average cost of interest-bearing sources of funds. Net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds.

Net interest income before provision for loan losses for the three months ended June 30, 2005 was $5.0 million as compared to $4.7 million for the same period in 2004, representing a $0.3 million increase. The annualized yield on average earning assets for the three month period ended June 30, 2005 was 7.06% while the rate paid on interest bearing liabilities was 3.15%, resulting in a net interest spread of 3.91%. The net interest spread for the three month period ended June 30, 2004, annualized, was 3.62%. The net interest margin for the three months ended June 30, 2005 was 4.20%, while the net interest margin for the same period in 2004 was 3.83%.

Provision for Loan Losses and Allowance for Loan Losses

The Company’s allowance for loan losses at June 30, 2005 was $4.5 million which represented a decrease of $0.1 million, or 2.2%, from a December 31, 2004 allowance of $4.6 million. The provision for loan losses was $0.3 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively. Management continues to make provisions for current losses in the Company’s loan portfolio, as well as for any other deterioration identified, as it continues to evaluate the risks in its loan portfolio. The credit quality of the Company’s loan portfolio has improved significantly; therefore, we have provided for a slight decrease in the allowance for loan losses. As a percentage of total loans, net of unearned income, the allowance for loan losses was 1.41% at June 30, 2005, compared to 1.54% at December 31, 2004. Total loan charge-offs during the first six months of 2005 amounted to $1.0 million, a $4.3 million decrease from $5.3 million for the same period in 2004. Loan charge-offs exceeded recoveries by $0.5 million during the first six months of 2005, which represented a decrease of $3.9 million, from $4.4 million net for the same period during 2004. The Company sold a substantial amount of its poor quality loans in both March and December of 2004 which caused significantly higher charge-offs during those periods. Management believes that the Company’s allowance for loan losses at June 30, 2005 was adequate based upon information available to management at that date; however, due to the inherent subjectivity and uncertainty of determining the appropriate allowance for loan losses, the Company can give no assurance that additional losses may not occur or that additional or unforeseen provisions to the allowance for loan losses will not be necessary.

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

While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy and other external factors that are difficult to properly gauge and predict, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

The following table summarizes the levels of the allowance for loan losses as of June 30, 2005 and 2004, as well as December 31, 2004:

	June 30,		December 31, 2004
	2005	2004
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$4,625	$14,358	$14,358
Loans charged off:
Commercial, financial and agricultural	28	2,133	3,888
Real estate - mortgage	282	2,049	6,046
Consumer	642	1,078	2,226

Total loans charged off	952	5,260	12,160

Recoveries on loans previously charged off:
Commercial, financial and agricultural	10	409	517
Real estate - mortgage	340	61	272
Consumer	135	429	651

Total recoveries	485	899	1,440

Net loans charged off	467	4,361	10,720
Provision for loan losses	345	378	987

Allowance for loan losses at end of period	$4,503	$10,375	$4,625

Loans, net of unearned income, at end of period	$319,016	$307,540	$300,380

Average loans, net of unearned income, outstanding for the period	$307,234	$308,122	$312,876

	June 30,		December 31, 2004
	2005	2004
Ratios:
Allowance for loan losses to loans, net of unearned income, at end of period	1.41%	3.37%	1.54%
Allowance for loan losses at end of period to average loans, net of unearned income	1.47	3.37	1.48
Net charge-offs (annualized) to average loans, net of unearned income	0.30	2.83	3.43
Net charge-offs (annualized) to allowance for loan losses, at end of period	20.74	84.07	231.78

Noninterest Income

Noninterest income for the six months ended June 30, 2005 and 2004 was $3.6 million and $3.3 million, respectively. For the six month period ended June 30, 2005, service charges increased $45,000, or 3.2%. This increase, however, was offset by decreased insurance commissions of the same amount. At the end of the first quarter of 2005, the Company implemented strategies designed to increase noninterest income, but the strategies, thus far, have produced only modest results. The Company recognized a $39,000 net securities loss for the six month period ended June 30, 2005, as compared to a $238,000 net securities gain for the same period in 2004. Other operating income increased 240.7%, or $609,000, due to a $625,000 positive litigation settlement the Company received during the first quarter of 2005.

Noninterest income was $1.5 million for the three months ended June 30, 2005, as well as for the three month period ended June 30, 2004. Service charges on deposit accounts for the three month period ended June 30, 2005 were $785,000, an increase of $46,000, or 6.2%, over the same period in 2004. However, the Company also experienced $36,000 in net securities losses in the second quarter of 2005 which offset this increase in service charges.

NONINTEREST INCOME

(Dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
Service charges on deposits	$785	739	6.2%	$1,447	$1,402	3.2%
Insurance commissions	596	606	(1.7)	1,236	1,281	(3.5)
Securities gains (losses), net	(37)	—	—	(39)	238	(116.4)
Bank club dues	74	90	(17.8)	151	183	(17.5)
Debt cancellation fees	(7)	(16)	56.3	(12)	(32)	62.5
Other operating income	118	108	9.3	862	253	240.7

Total	$1,529	$1,527	0.1	$3,645	$3,325	9.6

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2005 were $12.1 million, resulting in a $0.1 million increase from $12.0 million for the same period in 2004. Salaries and employee benefits increased only 0.8% for the six months ended June 30, 2005 from 2004, but we do anticipate increases in year to date amounts next quarter as we have increased staff for entering the Huntsville, Alabama market as well as bringing on staff from American Family Mortgage. We do, however, expect some offsets to these increases as we reduce staff in other areas of the Company, particularly in administrative functions. Furniture and equipment expense increased $59,000, or 8.1%, to $786,000 from $727,000 for the six months ended June 30, 2004. The Company’s expense on the disposal or impairment of assets decreased $62,000, or 60.2% from the same period in 2004. Advertising expense decreased $8,000, or 19.0% for the six months ended June 30, 2005, compared to the same period in 2004, however, we do anticipate more marketing cost as we enter the Huntsville market. Expense related to litigation, fraud or burglary increased $219,000, or 995.5%, to $241,000, from $22,000 for the same period in 2004. This increase is due primarily to the settlement of certain litigation. The Company’s legal expenses decreased $56,000, or 9.1%, to $561,000 during the six month period ended June 30, 2005 compared to the same period in 2004. Holding cost on foreclosed assets decreased $35,000, or 17.2% to $168,000 for the six month period ended June 30, 2005 from $203,000 for the six month period ended June 30, 2004.

Noninterest expenses for the three months ended June 30, 2005 were $6.2 million, representing a $0.4 million, or 6.9%, increase from noninterest expenses of $5.8 million for the same period in 2004. Salaries and employee benefits increased $0.1 million, or 3.8%, to $3.1 million for the three month period ended June 30, 2005, from $3.0 million for the same period in 2004. As mentioned above, the increase in salaries and benefits resulting from the purchase of American Family Mortgage and the opening of our Huntsville branch is more evident in the results for the three months ended June 30, 2005. We purchased American Family Mortgage in April 2005 and some staff required for preparation of the Huntsville branch opening began employment during the second quarter of 2005. Occupancy costs increased $0.1 million, or 13.9%, during the three months ended June 30, 2005, compared to the three months ended June 30, 2004, while furniture and equipment expense increased $44,000, or 12.1%, to $407,000, from $363,000. Director and committee fees increased $19,000, or 26.8%, to $90,000, for the three months ended June 30, 2005, from $71,000 for the same period in 2004. Professional fees increased $306,000, or 322.1%, from $95,000 for the three month period ended June 30, 2004 to $401,000 for the three month period ended June 30, 2005. Professional fees increased only because 2004 amounts were unusually low. We have already negotiated reduced external audit fees for the 2005 annual audit and we expect legal fees to continually improve as more litigation is resolved.

NONINTEREST EXPENSES

(Dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
Salaries and employee benefits	$3,163	3,046	3.8%	$6,166	$6,118	0.8%
Occupancy	591	519	13.9	1,133	1,120	1.2
Furniture and equipment	407	363	12.1	786	727	8.1
Director and committee fees	90	71	26.8	193	189	2.1
Disposal or impairment of assets	17	79	(78.5)	41	103	(60.2)
Litigation, fraud, burglary	241	4	5925.0	241	22	995.5
Amortization of intangibles-other	23	23	—	46	46	—
Advertising	27	15	80.0	34	42	(19.0)
Insurance	318	306	3.9	640	598	7.0
Legal fees	262	83	215.7	561	617	(9.1)
Other professional services	139	12	1058.3	237	136	74.3
Supplies	115	117	(1.7)	255	233	9.4
Postage	80	94	(14.9)	164	183	(10.4)
Telephone and data communications	209	218	(4.1)	425	434	(2.1)
Training and education	14	16	(12.5)	35	45	(22.2)
Holding cost on foreclosed assets	80	118	(32.2)	168	203	(17.2)
Other	461	750	(38.5)	948	1,188	(20.2)

Total	$6,237	$5,834	6.9	$12,073	$12,004	0.6

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

The Company seeks to manage its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee, which is referred to as “ALCO.” The ALCO meets periodically to monitor its interest rate risk exposure and implement strategies that might improve its balance sheet positioning and/or earnings. Management utilizes an Interest Rate Simulation model to estimate the sensitivity of the Company’s net interest income and net income to changes in interest rates of given magnitudes. Such estimates are based upon a number of assumptions for each scenario, including balance sheet growth, deposit repricing characteristics and prepayment rates. Because this model involves a number of estimates and assumptions, which are inherently uncertain and subject to change, the Company makes no assurance that the model is accurate or reliable, or that the results are meaningful or reflective of any actual results.

The estimated impact on the Company’s net interest income sensitivity over a one year time horizon at June 30, 2005 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Company’s estimates of how interest-bearing transaction accounts will reprice. Although we believe the table is helpful, it is based on assumptions made that will not only be affected by interest rates, but also by the composition of our balance sheet, our balance sheet growth and many other factors that may or may not be beyond our control. The prime rate shown is as of June 30, 2005.

RATE SHOCK ANALYSIS

	-100 Basis Points	Level	+100 Basis Points
	(Dollars in thousands)
Prime rate	5.00%	6.00%	7.00%

Interest income	$30,720	$32,271	$33,666
Interest expense	13,866	14,649	15,433

Net interest income	$16,854	$17,622	$18,233

Dollar change from level	$(768)		$611
Percentage change from level	(4.36)%		3.47%

As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to increase 3.47% and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 4.36%. These percent changes from a level rate scenario fall comfortably within the Company’s ALCO policy limit of +/-10.00%.

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

During the six months ended June 30, 2005, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

Background

At a June 20, 2000 meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Questions were subsequently raised about a number of Community Bank construction projects. A joint committee of the boards of directors of Community Bancshares and Community Bank conducted an investigation as did law enforcement and bank regulatory authorities. Following these investigations, the boards of directors terminated the employment of Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of Community Bancshares and Chairman and Chief Executive Officer of Community Bank, and Larry Bishop, former Vice President of Community Bank and the FDIC commenced administrative proceedings against Mr. Patterson and Mr. Bishop, which are still pending. On March 10, 2005, Mr. Patterson and Mr. Bishop were convicted in the United States District Court for the Northern District of Alabama of conspiracy, bank fraud and causing false entries to be made in bank records. Mr. Patterson was also convicted of filing false income tax returns. Sentencing of these individuals has been scheduled for October 13, 2005.

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

On January 25, 2005, Mr. Patterson filed a third-party complaint in this lawsuit against R.B. Jackson, Jimmie Trotter, Glynn Debter, John J. Lewis, Jr., Patrick M. Frawley and Powell, Goldstein, Frazer & Murphy, LLP. The third-party complaint alleges that Messrs. Jackson, Trotter, Debter and Lewis, as members of Community Bank’s Audit Committee, Powell Goldstein, LLP, as the independent counsel for Community Bank’s Audit Committee, and Mr. Frawley, acting individually and in concert with one another, interfered with Mr. Patterson’s employment agreement with Community Bancshares. On April 19, 2005 Powell Goldstein, LLP was dismissed from the lawsuit.

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

On July 7, 2004, the Court denied Mr. Patterson’s motion to dismiss the case. On or about July 23, 2004, Mr. Patterson filed a counterclaim seeking a judgment that he is entitled to benefits from the ESOP and declaratory and injunctive relief compelling the payment of such benefits. On July 26, 2004 the Court, at Mr. Patterson’s request, stayed discovery in the case pending Mr. Patterson’s sentencing following his conviction.

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

On October 11, 2002, the plaintiffs filed a class action in the United States District Court for the Northern Division of Alabama against the defendants alleging that Community Bank and others conspired or used extortionate methods to effect a lending scheme of “churning phantom loans,” and that profits from the scheme were used to secure an interest in and/or to invest in an enterprise that affects interstate commerce. The plaintiffs specifically allege that Community Bank used various methods to get uneducated customers with fair to poor credit to sign numerous “phantom loans” when the customers only intended to sign for one loan. Claims include racketeering activity within the meaning of the Racketeer Influenced and Corrupt Organizations Act of 1970, conspiracy, spoliation, conversion, negligence, wantonness, outrage, and civil conspiracy.

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

On May 25, 2005, Community Bancshares and Community Bank agreed to a settlement of all other claims in this lawsuit. The financial impact of the confidential settlement is reflected in the financial statements contained in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

During the period covered by this Report, the Company did not default under the terms of any of its material indebtedness, nor has there been any material arrearage of dividends or other material uncured delinquency with respect to any class of the Company’s preferred stock.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company (the “Annual Meeting”) was held on Thursday, July 7, 2005, at which the following matters were voted upon by the stockholders of the Company:

I. Election of Class III Directors

Kenneth K. Campbell, Patrick M. Frawley and Michael A Tarpley were elected to serve as Class III directors of the Company until the annual meeting of stockholders in 2008 or until their successors are elected and qualified. The vote with respect to such election was as follows:

Name	Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions or Broker Non-Votes
Kenneth K. Campbell	5,915,229	726,750	—
Patrick M. Frawley	5,844,230	797,749	—
Michael A. Tarpley	5,743,951	898,029	—

The following directors continued in office following the Annual Meeting:

Name	Term Expires
Roy B. Jackson	2006
Stacey W. Mann	2006
Jimmie A. Trotter	2006
Glynn C. Debter	2007
John J. Lewis, Jr.	2007
Terry G. Sanderson	2007

II. Approval of The 2005 Incentive Plan

The Community Bancshares, Inc. 2005 Incentive Plan was adopted. The holders of 3,355,334 shares or approximately 57.5% of the votes cast were in favor of the plan, holders of 2,368,138 shares voted against the plan and holders of 112,338 shares abstained.

Item 5. Other Information.

During the period covered by this Report, there was no information required to be disclosed by the Company in a current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which the Company’s security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

2.1	Purchase and Assumption Agreement by and between Community Bank, American Family Mortgage, LLC, and Ameridocs, LLC (1).

3.1	Certificate of Incorporation, as amended and restated May 2000 (2).

3.2	Bylaws, as amended and restated October 23, 2003 (3).

4.1	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (4).

4.2	Form of Option Agreement by and between Community Bancshares, Inc. and each of Acadia Fund I, L.P., Riggs Qualified Partners, Endurance Partners (Q.P.), L.P., Endurance Partners, L.P., Spence Limited, L.P., and John D. Norcross (5).

4.3	Warrant Agreement, dated February 20, 2004, by and between Community Bancshares, Inc. and FIG Partners, L.L.C. (6).

10.1	Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April 12, 1994, effective January 1, 1995 (7) (*).

10.2	Subordinated Promissory Note, dated October 4, 1994, between Community Bancshares, Inc. as borrower and Jeffrey K. Cornelius as holder (8).

10.3	Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (9).

10.4	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (10).

10.5	Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (11).

10.6	Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (12).

10.7	Form of Amendment to Nonqualified Stock Option Agreement, between Community Bancshares, Inc. and grantee, dated December 12, 2000 (13) (*).

10.8	Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Kinney (14) (*).

10.9	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Jr., Loy McGruder, Kennon R. Patterson, Jr., Merritt Robbins, Robert O. Summerford, Jimmie Trotter and Kerri Newton dated December 18, 2001 (15) (*).

10.10	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (16) (*).

10.11	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (17) (*).

10.12	Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (18) (*).

10.13	Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (19) (*).

10.14	Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (20).

10.15	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Merritt Robbins, Robert O. Summerford and Jimmie Trotter dated July 19, 2002 (21) (*).

10.16	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (22) (*).

10.17	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003 (23) (*).

10.18	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003 (24) (*).

10.19	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003 (25) (*).

10.20	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003 (26) (*).

10.21	Form of Change in Control Agreement between Community Bancshares, Inc, and each of Kennon R. Patterson, Sr. and William H. Caughran, Jr. dated December 4, 1999 (27) (*).

10.22	Employment Agreement, dated March 28, 1996 by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (28) (*).

10.23	Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (29) (*)

10.24	Amendment Number 1 to the Community Bancshares, Inc. Benefit Restoration Plan (30) (*).

10.25	Amendment Number 2 to the Community Bancshares, Inc. Benefit Restoration Plan (31) (*).

10.26	Change in Control Agreement between Community Bancshares, Inc. and Stacey W. Mann (32) (*).

10.27	Change in Control Agreement between Community Bank and Patrick M. Frawley (33) (*).

10.28	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt M. Robbins and Jimmie Trotter dated January 27, 2004 (34) (*).

10.29	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 27, 2004 (35) (*).

10.30	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 27, 2004 (36) (*).

10.31	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 27, 2004 (37) (*).

10.32	Form of Cancellation of Stock Option Agreement dated January 27, 2004 between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (38) (*).

10.33	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (39) (*).

10.34	Promissory Note and Pledge Agreement, dated February 11, 2004, by and between the Community Bancshares, Inc. Employee Stock Ownership Plan and Community Bancshares, Inc. (40) (*).

10.35	Form of Amendment to Nonqualified Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and each of Patrick M. Frawley, Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, Kerri C. Kinney, John J. Lewis, Jr., Loy D. McGruder, Stacey W. Mann, Merritt M. Robbins and Jimmie Trotter (41) (*).

10.36	Promissory Note, Loan Agreement and Security Agreement by and between Community Bancshares, Inc. and First Commercial Bank dated May 6, 2004 (42).

10.37	Summary Description of Director Compensation (43) (*).

10.38	Summary Description of Named Executive Officer Compensation (44) (*).

10.39	Amendment Number 3 to the Community Bancshares, Inc. Benefit Restoration Plan (45) (*).

10.40	Employment Agreement, dated March 29, 2005, between Community Bank and Patrick Frawley (46) (*).

10.41	Form of Nonqualified Stock Option Agreement for Directors dated January 12, 2005 (47) (*).

10.42	Form of Nonqualified Stock Option Agreement for Senior Officers dated January 12, 2005 (48) (*).

10.43	Form of Nonqualified Stock Option Agreement for Officers dated January 12, 2005 (49) (*).

10.44	Form of stock option agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Jimmie Trotter, Kenneth K. Campbell, Terry G. Sanderson and Michael A. Tarpley (50) (*).

10.45	Stock option agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 12, 2005 (51) (*).

10.46	Stock option agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 12, 2005 (52) (*).

10.47	Stock option agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 12, 2005 (53) (*).

10.48	Community Bancshares, Inc. 2005 Incentive Plan (54) (*).

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensation plan or arrangement.
(1)	Filed as Exhibit 2.1 to Form 8-K on April 29, 2005, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(4)	Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(5)	Filed as Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(6)	Filed as Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(7)	Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(8)	Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(10)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(12)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(13)	Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
(15)	Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(16)	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(17)	Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(18)	Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(19)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(20)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(21)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(22)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(23)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(24)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(25)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(26)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(27)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(28)	Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference.
(29)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(30)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(31)	Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(32)	Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(33)	Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(34)	Filed as Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(35)	Filed as Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(36)	Filed as Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(37)	Filed as Exhibit 10.33 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(38)	Filed as Exhibit 10.34 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(39)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(40)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(41)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(42)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(43)	Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(44)	Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(45)	Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(46)	Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(47)	Filed as Exhibit 10.1 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(48)	Filed as Exhibit 10.2 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(49)	Filed as Exhibit 10.3 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(50)	Filed as Exhibit 10.44 to Form 10-Q on May 9, 2005, and incorporated herein by reference.
(51)	Filed as Exhibit 10.45 to Form 10-Q on May 9, 2005, and incorporated herein by reference.
(52)	Filed as Exhibit 10.46 to Form 10-Q on May 9, 2005, and incorporated herein by reference.
(53)	Filed as Exhibit 10.47 to Form 10-Q on May 9, 2005, and incorporated herein by reference.

(54)	Filed as Exhibit A and included in Form DEF 14A on June 1, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2005.

COMMUNITY BANCSHARES, INC.

August 15, 2005	By:	/s/ PATRICK M. FRAWLEY
Patrick M. Frawley
Chairman and Chief Executive Officer

August 15, 2005	By:	/s/ KERRI C. KINNEY
Kerri C. Kinney
Chief Financial Officer