Form 10-Q
period 2005-09-30
COMMUNITY BANCSHARES INC /DE/
filed 2005-11-14
CIK 752195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 19, 2005, there were 8,680,415 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PART 1

Item 1. Financial Statements.

Community Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$19,939,797	$33,669,110
Interest-bearing deposits in banks	2,148,663	5,368,342
Federal funds sold	17,220,700	13,475,000

Cash and cash equivalents	39,309,160	52,512,452
Securities available for sale	141,626,045	147,167,933
Loans held for sale	610,623	—
Loans, net of allowance for loan losses of $4,805,553 and $4,624,584	328,687,873	295,754,943
Capitalized lease receivable	2,790,138	2,863,755
Accrued interest receivable	3,250,304	2,766,104
Premises and equipment, net	23,829,632	21,177,897
Goodwill and other intangible assets, net	3,010,851	2,366,107
Foreclosed assets	10,258,856	11,126,227
Other assets	16,556,350	17,688,360

Total assets	$569,929,832	$553,423,778

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$72,906,847	$70,279,948
Interest-bearing	364,453,208	378,346,834

Total deposits	437,360,055	448,626,782
Short-term borrowings	600,850	621,490
FHLB long-term debt	67,200,000	38,000,000
Capitalized lease obligations	3,856,972	3,893,234
Junior subordinated debt (Note 6)	10,310,000	10,310,000
Accrued interest payable	1,729,303	1,729,478
Other liabilities	5,025,643	7,366,030

Total liabilities	526,082,823	510,547,014
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock (par value $.10 per share; 200,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.10 per share; 20,000,000 shares authorized; 8,868,550 and 8,701,162 shares issued as of September 30, 2005 and December 31, 2004, respectively; 2,191,897 shares of which are exchangeable for preferred stock)	886,855	870,116
Additional paid-in-capital	50,067,003	49,162,306
Stock warrants outstanding	242,524	242,524
Treasury common stock, at cost (104,955 and 99,869 shares as of September 30, 2005 and December 31, 2004, respectively)	(1,021,238)	(980,428)
Retained earnings (deficit)	(1,281,222)	(1,899,382)
Unearned ESOP common stock (93,180 and 106,092 shares as of September 30, 2005 and December 31, 2004, respectively)	(1,441,938)	(1,571,058)
Accumulated other comprehensive loss	(3,604,975)	(2,947,314)

Total stockholders’ equity	43,847,009	42,876,764

Total liabilities and stockholders’ equity	$569,929,832	$553,423,778

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30
	2005	2004
Interest income:
Loans, including fees	$7,260,284	$6,345,294
Interest on investment securities:
Taxable securities	1,196,947	1,381,696
Tax-exempt securities	13,495	70,572
Federal funds sold	77,571	19,132
Other	125,426	58,990

Total interest income	8,673,723	7,875,684

Interest expense:
Deposits	2,634,220	2,176,746
Short-term borrowings	2,898	906
FHLB long-term debt	524,258	575,868
Capitalized lease obligations	65,139	43,589
Junior subordinated debentures	271,875	325,038
Other long-term debt	825	—

Total interest expense	3,499,215	3,122,147

Net interest income	5,174,508	4,753,537
Provision for loan losses	317,889	344,770

Net interest income, after provision for loan losses	4,856,619	4,408,767
Noninterest income:
Service charges on deposits	776,034	749,816
Insurance commissions	468,124	667,776
Bank club dues	68,077	86,515
Debt cancellation fees	(5,048)	(13,668)
Securities losses, net	—	(44,302)
Other	175,596	118,083

Total noninterest income	1,482,783	1,564,220

Noninterest expense:
Salaries and employee benefits	3,026,370	3,143,251
Occupancy	600,905	636,941
Furniture and equipment	455,042	386,905
Insurance	132,372	311,296
Director and committee fees	94,450	80,478
Professional services	386,924	494,804
Foreclosed assets, net	293,500	55,644
Disposal or impairment of assets	36,480	87,586
Litigation, fraud or burglary	8,743	2,072
Other	1,089,932	698,134

Total noninterest expense	6,124,718	5,897,111

Income before income taxes	214,684	75,876
Income taxes	(48,248)	(56,595)

Net income	$166,436	$19,281

Earnings per share:
Basic	$0.02	$—
Diluted	$0.02	$—

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Nine months ended September 30,
	2005	2004
Interest income:
Loans, including fees	$20,303,282	$18,893,936
Interest on investment securities:
Taxable securities	3,978,218	4,207,205
Tax-exempt securities	56,636	214,448
Federal funds sold	202,645	79,262
Other	282,979	169,184

Total interest income	24,823,760	23,564,035

Interest expense:
Deposits	7,500,714	6,521,101
Short-term borrowings	6,500	2,148
FHLB long-term debt	1,663,477	1,715,088
Capitalized lease obligations	174,115	122,535
Junior subordinated debentures	812,604	1,018,310
Other long-term debt	825	49,706

Total interest expense	10,158,235	9,428,888

Net interest income	14,665,525	14,135,147
Provision for loan losses	662,935	722,442

Net interest income, after provision for loan losses	14,002,590	13,412,705
Noninterest income:
Service charges on deposits	2,223,490	2,151,951
Insurance commissions	1,704,197	1,948,704
Bank club dues	219,176	269,087
Debt cancellation fees	(17,449)	(45,168)
Securities gains (losses), net	(38,823)	193,690
Other	1,037,373	371,307

Total noninterest income	5,127,964	4,889,571

Noninterest expense:
Salaries and employee benefits	9,192,422	9,261,481
Occupancy	1,733,855	1,756,770
Furniture and equipment	1,241,446	1,114,296
Insurance	772,115	909,549
Director and committee fees	287,800	269,400
Professional services	1,184,477	1,247,986
Foreclosed assets, net	365,632	483,081
Disposal or impairment of assets	77,102	190,419
Litigation, fraud or burglary	250,009	23,837
Other	3,092,635	2,643,839

Total noninterest expense	18,197,493	17,900,658

Income before income taxes	933,061	401,618
Income taxes	(314,901)	(97,721)

Net income	$618,160	$303,897

Earnings per share:
Basic	$0.07	$0.04
Diluted	$0.07	$0.04

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine months ended September 30, 2004 and 2005

	Shares of Common Stock Issued	Common Stock	Additional Paid in Capital	Stock Warrants Outstanding	Treasury Common Stock	Retained Earnings	Unearned ESOP Common Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2003	6,978,672	$697,868	$40,996,918	$—	$(894,029)	$(2,075,986)	$(1,741,248)	$(1,665,903)	$35,317,620
Comprehensive income:
Net income during period	—	—	—	—	—	303,897	—	—	303,897
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	(224,904)	(224,904)

Total comprehensive income									78,933

Issuance of common stock at $5.35 per share	1,586,771	158,676	8,330,549	—	—	—	—	—	8,489,225
Common stock issuance costs	—	—	(825,844)	242,524	—	—	—	—	(583,320)
Common stock issued for stock options exercised	45,000	4,500	236,250	—	—	—	—	—	240,750
Common stock issued in lieu of cash paid for directors’ fees at $5.35 per share	20,720	2,072	108,478	—	—	—	—	—	110,550
Release of ESOP common stock	—	—	(38,539)	—	—	—	125,340	—	86,801
Treasury common stock acquired	—	—	—	—	(86,398)	—	—	—	(86,398)

Balance at September 30, 2004	8,631,163	$863,116	$48,807,812	$242,524	$(980,427)	$(1,772,089)	$(1,615,908)	$(1,890,807)	$43,654,221

Balance at December 31, 2004	8,701,162	$870,116	$49,162,306	$242,524	$(980,428)	$(1,899,382)	$(1,571,058)	$(2,947,314)	$42,876,764
Comprehensive losses:
Net income during period	—	—	—	—	—	618,160	—	—	618,160
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—	—	—	—	—	(657,661)	(657,661)

Total comprehensive loss									(39,501)

Common stock issued for stock options exercised	153,000	15,300	836,129	—	—	—	—	—	851,429
Common stock issued in lieu of cash paid for directors’ fees at $5.35 per share	14,388	1,439	96,544	—	—	—	—	—	97,983
Release of ESOP common stock	—	—	(27,976)	—	—	—	129,120	—	101,144
Treasury common stock acquired	—	—	—	—	(40,810)	—	—	—	(40,810)

Balance at September 30, 2005	8,868,550	$886,855	$50,067,003	$242,524	$(1,021,238)	$(1,281,222)	$(1,441,938)	$(3,604,975)	$43,847,009

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income	$618,160	$303,897
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	662,935	722,442
Depreciation and amortization	1,287,885	1,224,166
Net amortization of securities	706,458	727,414
Deferred tax expense	160,173	2,990,664
Realized investment security losses (gains)	38,823	(193,690)
Gain on sale or impairment of premises and equipment	(38,509)	(20,479)
Realized losses on foreclosed assets	365,632	483,296
(Increase) decrease in accrued interest receivable	(484,200)	267,882
Decrease in accrued interest payable	(175)	(2,986,595)
Other	(703,426)	(6,593,554)

Net cash provided (used) by operating activities	2,613,756	(3,074,557)

Investing activities:
Proceeds from sales, calls and pay downs of securities available for sale	46,580,951	64,418,271
Proceeds from maturity of securities available for sale	5,000,000	—
Purchase of securities available for sale	(47,880,447)	(50,975,811)
Loan originations and principal collections, net	(34,125,913)	(5,200,307)
Proceeds from sale of premises and equipment	116,600	914,969
Additions to premises and equipment	(4,118,496)	(572,132)
Net proceeds from sale of foreclosed assets	586,763	3,179,568
Asset acquisition	(704,306)	—

Net cash (used) provided by investing activities	(34,544,848)	11,764,558

Financing activities:
Net (decrease) increase in demand deposits, NOW accounts, savings and time open deposit accounts	(21,918,132)	15,899,376
Net increase (decrease) in certificates of deposit	10,651,405	(38,815,190)
Net decrease in short-term borrowings	(20,640)	(257,958)
Decrease in capitalized lease obligations	(36,262)	(63,867)
Increase in (repayment of) long-term debt	29,200,000	(3,168,502)
Issuance of common stock, net of transaction costs	851,429	8,146,655
Purchase of common stock into treasury	—	(86,399)

Net cash provided (used) by financing activities	18,727,800	(18,345,885)

Net change in cash and cash equivalents	(13,203,292)	(9,655,884)
Cash and cash equivalents, beginning of period	52,512,452	44,920,220

Cash and cash equivalents, end of period	$39,309,160	$35,264,336

Supplemental cash flow disclosures:
Interest paid on deposits and borrowed funds	$10,158,410	$12,415,482
Schedule of non-cash investing and financing activities:
Foreclosure of other real estate owned	171,843	1,813,068
Loan charge-offs, net of recoveries	481,966	5,027,491
Treasury Stock acquired through debts previously contracted	9,720	86,399
Deconsolidation of special purpose trust (Note 6 ):
Recognition of the equity investments in the special purpose trust	—	310,000
Removal of the special purpose trust preferred securities	—	10,000,000
Recognition of the junior subordinated debt in the special purpose trust	—	10,310,000

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – General

The accompanying unaudited consolidated financial statements include the accounts of Community Bancshares, Inc. (“Community Bancshares”) and its wholly-owned subsidiaries, which, together with Community Bancshares, are hereinafter referred to collectively as the “Company.” The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Securities and Exchange Commission’s (the “Commission” or the “SEC”) Quarterly Report on Form 10-Q and Article 10 of the Commission’s Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future periods. For further information, please refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”).

Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or stockholders’ equity.

Note 2 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R), which is a revision of SFAS 123 and supersedes Accounting Principles Board (APB) Opinion 25. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance dates for SFAS No. 123R. Under SFAS 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule allows issuers to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Commission’s new rule does not change the accounting required by SFAS 123R; it changes only the dates for compliance with the standard. The new standard requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Corporation is evaluating the impact on its results of operations from adopting SFAS 123R, but expects it to be comparable to the pro forma effects of applying the original SFAS 123 on any future stock options granted (see Note 4).

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

Note 3 – Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potentially dilutive common shares had all been issued, as well as any adjustment to income that would result from this assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. For the nine month period ended September 30, 2005, 103,000 outstanding stock options were excluded from this calculation because they were considered antidilutive. For the three month period ended September 30, 2005, 88,000 outstanding stock options were excluded from this calculation because they were considered antidilutive.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per common share have been computed based on the following:

	Three months ended September 30,		Nine months ended September 30,
	(Dollars in thousands)
	2005	2004	2005	2004
Net income	$166,436	$19,281	$618,160	$303,897
Less: preferred stock dividends	—	—	—	—

Net income applicable to common stock	$166,436	$19,281	$618,160	$303,897

Weighted average number of common shares outstanding	8,625,954	8,415,375	8,556,284	8,215,216
Effect of dilutive options and warrants	227,056	97,065	178,203	99,334

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,853,010	8,512,440	8,734,487	8,314,550

No dividends on our common stock were declared during the three or nine month periods ended September 30, 2005 or 2004.

Note 4 – Stock Based Compensation

The Company occasionally grants stock options to purchase the Company’s common stock to officers and directors. These options have been granted at a strike price equivalent to the current fair value of the Company’s common stock on the grant date and have a maximum term of five years. With the exception of 88,000 options granted in 2005 at a strike price of $6.81 that remain outstanding, all options fully vested at the time of grant of those options. Of the 88,000 options that did not vest immediately, 44,000 vest on January 12, 2006 and 44,000 vest on January 12, 2007. Most of the options with a per share exercise price at or above $7.00 do not expire following an officer or director’s termination. Options with a per share exercise price below $7.00 terminate at various times ranging from 60 days to one year following an officer or director’s termination. As of September 30, 2005, the Company had outstanding options held by officers and directors to purchase an aggregate of 1,802,000 shares of the Company’s common stock.

On February 20, 2004, upon the closing of its private placement of common stock, the Company granted to the placement agent and advisor in that offering warrants (the “warrants”) to purchase 140,187 shares of the Company’s common stock at a per share exercise price of $5.89. The warrants expire on February 20, 2008, and until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following sets forth certain information regarding the outstanding stock options, including the warrant, for the nine months ended September 30, 2004 and 2005:

	Number of shares	Weighted Average Exercise Price
Balance, December 31, 2003	932,500	8.12

Granted, nine months ended September 30, 2004	877,687	5.47
Expired or cancelled, nine months ended September 30, 2004	(193,000)	9.93

Balance, September 30, 2004	1,617,187	6.47

Balance, December 31, 2004	1,577,187	6.52

Granted, nine months ended September 30, 2005	615,000	6.91
Exercised, nine months ended September 30, 2005	(153,000)	5.56
Expired, nine months ended September 30, 2005	(101,000)	7.10

Balance, September 30, 2005	1,938,187	6.69

The following sets forth stock options and common stock warrants outstanding as of September 30, 2005:

Exercise Prices	Number	Expiration Date	Options/Warrants Exercisable
Options with exercise price of $7.00	537,000	2008	537,000
Options with exercise price of $7.00	142,500	2007	142,500
Options with exercise price of $10.00	88,000	2006	88,000
Options with exercise price of $5.35	377,500	2009	377,500
Options with exercise price of $5.50	25,000	2009	25,000
Warrants with exercise price of $5.89	140,187	2008	140,187
Options with exercise price of $7.00	30,000	2009	30,000
Options with exercise price of $7.05	5,000	2009	5,000
Options with exercise price of $6.81	528,000	2010	528,000
Options with exercise price of $7.88	15,000	2010	15,000
Options with exercise price of $7.68	50,000	2010	50,000

Total options and warrants outstanding, September 30, 2005	1,938,187		1,938,187

The Company permits option and warrant holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through option exercise. This technique results in an increase in the number of shares outstanding, but provides little or no increase in capital account balances. No option holders tendered previously owned shares during the nine months ended September 30, 2005 or 2004.

The Company accounts for its stock based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Generally, stock based compensation expense is not reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company has recorded the warrants to purchase 140,187 shares of the Company’s common stock, which were issued at the fair value of the Company’s common stock, using the Black-Scholes model to determine a fair value of $1.73 per share. Since the warrants were issued as compensation for services rendered for the common stock issuance, the related charge resulted in a decrease to additional paid in capital of $242,524.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Of the Company’s options granted during the nine months ended September 30, 2005 and 2004, 511,000 of options granted in 2005 and all options granted in 2004 vest immediately, so, for purposes of pro forma disclosure, the compensation expense related to these options has been recognized on the grant date. The Company’s pro forma information, after giving effect to the deduction for stock-based employee compensation expenses determined under fair value based method for all awards, net of tax, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$166,436	$19,281	$618,160	$303,897
Deducts:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	—	(9,438)	(801,338)	(974,308)

Pro forma net income (loss)	$166,436	$9,843	$(183,178)	$(670,411)

Basic earnings (loss) per share:
As reported	$0.02	$—	$0.07	$0.04
Pro forma	0.02	—	(0.02)	(0.08)
Diluted earnings (loss) per share
As reported	0.02	—	0.07	0.04
Pro forma	0.02	—	(0.02)	(0.08)

The weighted average per share fair values of options granted to employees during the nine months ended September 30, 2005 and 2004 were $2.45 and $2.15, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2005	2004
Dividend yield	0%	0%
Expected volatility	.468	.403
Risk free interest rate	2.87%	3.17%
Expected life (in years)	3.2	5

Note 5 – On Balance Sheet Derivatives Instruments and Hedging Activities

Accounting for Derivative Instruments and Hedging Activities

The following table presents the notional and carrying values of the Company’s derivative position held for hedging purposes at both September 30, 2005 and December 31, 2004. This derivative position was executed in the over-the-counter market.

	September 30, 2005		December 31, 2004
	Notional Value	Carrying Value	Notional Value	Carrying Value
Fair Value Hedges:
Interest rate swap agreement	$20,000,000	(510,000)	$20,000,000	$(288,000)

Interest-Rate Risk

The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value Hedges

The Company entered into an interest rate swap with a notional principal amount of $20,000,000 in December 2003 to convert fixed-rate long-term time deposits to a floating rate. The critical terms of the interest rate swap matches the terms of the corresponding time deposits. All components of the derivative instrument’s gain or loss are considered in the assessment of hedge effectiveness. There were no fair-value hedging gains or losses as a result of hedge ineffectiveness recognized during the nine months ended September 30, 2005 and 2004. The Company recognized a decrease in interest expense of $238,250 for the nine months ended September 30, 2004 and an increase of $10,823 for the nine months ended September 30, 2005 related to its interest rate swap accounted for as a fair value hedge. At September 30, 2005, the interest rate swap had a remaining term of 1.6 years. Fluctuations in the fair value of derivatives contracts are typically attributable to market risk and market interest rates, and such values may be volatile. The Company believes that credit risk is relatively low because the Company transacts only with counterparties that it believes are high quality credits.

Note 6 – Long-term Debt

FHLB long-term debt:

Community Bancshares’ wholly owned principal operating subsidiary, Community Bank, is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and is approved to borrow up to $79.6 million under the FHLBA’s “Convertible Advance Program.” As of September 30, 2005, Community Bank had borrowed $67.2 million. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan portfolio. Under this security agreement, upon an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

The Company’s borrowings from the FHLBA as of September 30, 2005 are as follows:

Principal	Rate	Maturity	Options
$38,000,000	3-month LIBOR	August 10, 2015	Convertible by the FHLBA on August 10, 2007.
			If not converted, rate changes to 5.75% and will be fixed until maturity.
$9,200,000	4.02%	August 23, 2010	Convertible by the FHLBA on August 23, 2007.
$20,000,000	3.91%	September 16, 2015	Convertible by the FHLBA on September 16, 2015.

At June 30, 2005, Community Bank had borrowed from the FHLBA $38.0 million at a fixed rate of 5.93% per annum with a final maturity of March 1, 2010. The borrowing was callable by the FHLBA on every quarterly payment date during the life of the obligation. On August 8, 2005, the Bank restructured this borrowing into the $38.0 million listed in the table above. This restructure was considered to be a modification of debt; therefore, no gain or loss was recognized.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Under the terms of the indenture governing the debentures, the Company may elect to defer payments of interest due on the debentures for up to ten consecutive semiannual payment periods. The Company elected to defer the March 2002, September 2002, March 2003, September 2003 and March 2004 interest payments, but on September 8, 2004, the Company paid all deferred interest plus the accrued interest thereon totaling $3,739,490 and has since paid interest on the debentures when due. The accrued interest payable balance on September 30, 2005 was $66,458.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Community Bank has advisory director boards established in the various markets it serves. These advisory directors are given the option to receive their fees in cash or stock. Common stock issued in lieu of cash for advisory directors’ fees during the nine months ended September 30, 2005 and 2004 was 14,388 shares at a fair market value of $97,983 on the issue date and 20,720 shares at a fair market value of $110,550 on the issue date, respectively. Directors’ fees are accrued when incurred and the aggregate fair market value of the shares issued is charged to accrued directors’ fees once issued.

During the nine months ended September 30, 2005, 110,000 stock options were exercised at a price of $5.35 per share, 3,000 stock options were exercised at a price of $6.81, 25,000 stock options were exercised at a price of $5.50 and 15,000 stock options were exercised at a price of $7.00 resulting in an increase to total stockholders’ equity of $851,429. During the nine months ended September 30, 2004, 45,000 stock options were exercised resulting in an increase to total stockholders’ equity of $240,750.

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Pension Plan

Components of the net periodic benefit cost of the Company’s pension plan and benefit restoration plan for the nine months ended September 30, 2005 and 2004 are as follows:

	September 30, 2005		September 30, 2004
	Pension Plan	Benefit Restoration Plan	Pension Plan	Benefit Restoration Plan
Interest cost on earned benefit obligation	$406,641	$110,046	$396,768	$102,079
Estimated return on plan assets	(474,054)	—	(412,311)	—
Amortization of net experience loss	93,390	3,684	17,766	—

Net periodic benefit cost	$25,977	$113,730	$2,223	$102,079

The Company contributed $783,061 to the pension plan during the first nine months of 2004 and contributed $2,007,850 during the first nine months of 2005.

Note 9 – Contingencies

Background

At a June 20, 2000, meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Questions were subsequently raised about a number of Community Bank construction projects. A joint committee of the boards of directors of Community Bancshares and Community Bank conducted an investigation as did law enforcement and bank regulatory authorities. Following these investigations, the boards of directors terminated the employment of Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of Community Bancshares and Chairman and Chief Executive Officer of Community Bank, and Larry Bishop, former Vice President of Community Bank and the FDIC commenced administrative proceedings against Mr. Patterson and Mr. Bishop, which are still pending. On March 10, 2005, Mr. Patterson and Mr. Bishop were convicted in the United States District Court for the Northern District of Alabama of conspiracy, bank fraud and causing false entries to be made in bank records. Mr. Patterson was also convicted of filing false income tax returns. Sentencing of these individuals has been rescheduled by the court to November 30, 2005.

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Contingency Losses

In all claims against the Company, management has assessed where losses are both probable and can be reasonably estimated. As of September 30, 2005, management believes there are no losses where losses are both probable and can be reasonably estimated; therefore, there are no accruals for contingent liabilities.

Note 11 – Acquisition of Assets

On April 29, 2005, Community Bank purchased certain mortgage assets from American Family Mortgage, LLC. Under the terms of the transaction, Community Bank acquired mortgage assets including, without limitation, all of American Family Mortgage’s mortgage loans, pipeline mortgage loans and fixed assets as well as ownership of the “American Family Mortgage” name. As consideration in the transaction, Community Bank paid an aggregate purchase price of approximately $971,966, consisting of $721,966 in cash, and an additional $250,000 to be paid over three years subject to certain performance criteria.

As a result of the asset purchase, the Company recorded $17,660 in premises and equipment and $704,306 of goodwill. Since goodwill has an indefinite life, this asset will not be amortized, but will be tested for impairment at least annually unless events occur that require earlier testing.

Note 12 – Material Contracts

On October 12, 2005, Community Bank and Community Funding Corporation entered into a Real Property Sales Contract with Salvatore Cangiano (the “purchaser”), pursuant to which the Purchaser will purchase from the Company Heritage Valley Ranch, approximately 900 acres of property near Blountsville, AL, acquired by the Company in connection with mortgage foreclosures in December 2004. However, on November 9, 2005, the Company received notice from Mr. Cangiano that he did not wish to move forward with the transaction and under the terms of the contract he has the right to do so without penalty. His notice was accepted by the Company on November 10, 2005.

On November 10, 2005, Community Bank and Community Funding entered into a Real Property Sales Contract with William Carrington and Anne Davenport - Carrington (the “purchaser”), pursuant to which the Purchaser will purchase from the Company Heritage Valley Ranch, approximately 900 acres of property near Blountsville, AL, acquired by the Company in connection with mortgage foreclosures in December 2004. The sales price is $9,750,000 and the sale is contingent upon the Purchaser being able to obtain financing. Subject to its normal credit underwriting standards and procedures, including without limitation approval of its Board of Directors, Community Bank will lend the Purchaser $9,262,500 and Purchaser will contribute $487,500. Neither the Company, nor the Companies Officers, Directors, or other affiliates, nor those persons respective affiliates had any prior material relationship with the Purchaser.

Note 13 – Subsequent Events

On November 9, 2005, Community Bank closed on the sale of its branch located in Double Springs, Alabama. The following outlines the total assets sold and total liabilities released in the transaction:

Loans	$1,677,528
Premises and equipment, net	939,150
Accrued interest receivable	9,912
Cash and cash items	170,741

Total assets	$2,797,331

Deposits	$7,852,849
Accrued interest payable	28,772
Other liabilities	2,535

Total liabilities	$7,884,156

The Company paid $4,660,153 in cash on the transaction and recognized a total gain of $426,672 representing the premium received on deposits and loans.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “project,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward looking statements include, without limitation, statements regarding:

•	our business strategy, including our entry into new markets and the exit from certain existing markets;

•	future performance, developments, transactions or market forecasts;

•	projected benefits to us as a result of any changes in our regulatory restrictions; and

•	projected investments in and dispositions of assets.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of our deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	interest rate risks and credit risks of our borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	our potential inability to successfully enter into new markets or to realize the expected benefits of entering into those new markets, or to recognize anticipated sales proceeds and savings from exiting certain existing markets;

•	our potential inability to successfully implement our strategic plan;

•	our potential inability to realize the expected operational and financial benefits resulting from our improved regulatory standing and the elimination of some of the litigation in which we have been involved;

•	the failure of assumptions underlying the establishment of our allowance for loan losses and other estimates, and the uncertainty and costs of litigation;

•	the risks of mergers, acquisitions and divestures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	our expected use of borrowed funds;

•	risks that the sales of other real estate owned will not close on the terms agreed, including without limitation time and price;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information discussed in this Report, as well as other factors and risks described in any of our other reports that we make with the SEC under the Exchange Act.

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

During 2004, many positive developments occurred at our Company. A summary of several key 2004 developments include:

•	following our December 2003 private placement of $10.4 million of our common stock, we sold an additional $7.9 million of our common stock in an extension of that private placement during February 2004, which capital infusions provided the resources necessary to continue execution of the Bank’s recovery, rehabilitation, and growth strategies;

•	a $13.3 million improvement in net income, primarily as a result of improved non-interest expenses as well as reductions in the loan loss provision;

•	significant improvement in asset quality, driven by improved credit risk management and the sale of $18.0 million in poor quality loans;

•	after the elimination of various legal entanglements, the foreclosure on our largest single loan ($5.2 million) providing us the ability to market and liquidate the collateral securing this problem asset;

•	the resolution of certain shareholder related litigation for which we have incurred significant legal fees over the past several years;

•	the settlement of a fidelity bond claim/litigation resulting in a $450,000 payment to the Company; and

•	improved regulatory relations and results.

During the first nine months of 2005, additional positive developments for the Company occurred. These include:

•	Approval of the settlement of the Benson and Packard derivative lawsuits on January 31, 2005, resulting in a $625,000 payment to the Company;

•	The conviction of former Chairman, Kennon R. Patterson, Sr., on March 11, 2005, on 15 counts of conspiracy to commit fraud, bank fraud, false entries in bank records and filing false income tax returns, among others, which we view as another positive development for the Company’s reputation and future prospects;

•	During March 2005, the FDIC, the Federal Reserve Bank of Atlanta, and the Alabama State Banking Department terminated all regulatory enforcement agreements, memoranda, plans and/or orders governing our operations. We believe these actions will:

•	substantially reduce our costs associated with complying with these regulatory restrictions;

•	substantially reduce our FDIC insurance expense (up to an estimated $750,000 per year);

•	improve liquidity as a result of lower pledging requirements on public funds;

•	ease collateral requirements on FHLBA borrowings;

•	increased borrowing capacity at the FHLBA;

•	enable us to expand more freely into higher growth markets;

•	allow us to expand correspondent and vendor relationships; and

•	enable us to continue to attract qualified, experienced management and board members.

•	settlement of the lending acts litigation which has been costly for the Company;

•	recovery of $333,000 from a previously charged-off loan;

•	continued improvement in asset quality resulting from more management time that can be spent on managing credit risk; and

•	on September 20, 2005, we listed our stock for trading on the NASDAQ Capital Market.

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

We recognize the following as our critical accounting policies:

•	Accounting for Allowance for Loan Losses. We analyze our loan portfolio to determine the adequacy of our allowance for loan losses and the appropriate provision required to maintain the allowance at a level that we consider to be adequate to absorb anticipated loan losses. When we believe that the collection of the principal of a loan is unlikely, that loan is charged off against the allowance for loan losses. Subsequent recoveries of principal on that loan are added back to the allowance for loan losses. Our evaluation of the adequacy of the allowance for loan losses is based on a formal analysis that assesses the risks within the loan portfolio. Among other factors that we consider are the following:

•	our past loan loss experience;

•	known and inherent risks in the loan portfolio, including past due and nonperforming loans;

•	adverse situations that may affect the borrowers’ ability to repay those loans;

•	the estimated value of any underlying collateral;

•	our internal loan reviews;

•	the reviews of regulators and their comparisons to similar institutions; and

•	analyses of current economic conditions.

The consideration and application of many of these factors involve assumptions, estimates and judgments that are inherently uncertain and are subject to change. We believe that our allowance for loan losses was adequate at September 30, 2005, based upon the information that was available to us at that time. While we use available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate changes could materially affect the allowance for loan losses. Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by our regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Alabama State Banking Department may require us to make additional provisions to our allowance for loan losses as a result of the regulator’s judgment differing from our credit evaluations and allowance for loan loss methodology.

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

As of December 31, 2004, we had accrued $309,896 for potential losses on pending litigation, where in our best judgment, losses were both probable and reasonably estimated. The estimates were based on current circumstances of pending matters. As of September 30, 2005, we believe no reserve is warranted since there are no contingency losses that we believe to be both probable and reasonably estimable and therefore, no amounts have been accrued.

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

FINANCIAL CONDITION

As of September 30, 2005 compared to December 31, 2004

General

The Company’s total assets at September 30, 2005 were $569.9 million, an increase of $16.5 million, or 3.0%, from $553.4 million at December 31, 2004. The Company experienced an increase in loans, net of allowance for loan losses, of $33.5 million, or 11.3%, during the first nine months of 2005. The Company experienced a decline in deposits during the first nine months of 2005 of $11.2 million, or 2.5%. Noninterest-bearing deposits increased $2.6 million, or 3.7%, from December 31, 2004 to September 30, 2005, while interest-bearing deposits have decreased by $13.8 million, or 3.7%.

Earning Assets

The earning assets of the Company principally are comprised of:

•	loans;

•	investment securities;

•	interest-bearing balances in other banks; and

•	federal funds sold.

The Company’s investment securities portfolio is used by the Company to make various term investments, to provide a source of liquidity for the Company and to serve as collateral to secure certain deposits. The fair value of the Company’s investment securities decreased $5.6 million, or 3.8%, to $141.6 million at September 30, 2005, from $147.2 million at December 31, 2004. The Company also maintains short-term investments in the form of interest-bearing deposits with other banks. These interest-bearing deposits with other banks amounted to $2.1 million at September 30, 2005, compared to $5.4 million at December 31, 2004, representing a decrease of $3.3 million, or 60.0%. At September 30, 2005, the Company had $17.2 million in federal funds sold, compared to $13.5 million at December 31, 2004, representing an increase of $3.7 million, or 27.8%.

Total cash due from banks decreased $13.2 million, or 25.1%, during the first nine months of 2005, from $52.5 million at December 31, 2004 to $39.3 million at September 30, 2005 as cash received in December 2004 from the sale of poor quality loans was reinvested into higher quality loans and investment securities in early 2005. Excess cash and cash equivalents along with securities available for sale have also been the funding source for loan growth and have offset, in part, deposit declines.

Loans comprise the largest single category of the Company’s earning assets. Loans, net of unearned income, but before the allowance for loan losses, were $334.1 million at September 30, 2005, which represented an increase of approximately $33.7 million, or 11.2%, from $300.4 million at December 31, 2004. We believe that balance sheet growth, achieved through the growth of total loans, is integral to the Company’s profitability. In order to achieve this growth, we presently expect to continue our expansion into new demographically attractive markets such as the new branch located in Huntsville, Alabama that opened in August 2005.

Nonperforming Assets and Past Due Loans

The Company’s nonperforming assets primarily are comprised of:

•	nonaccruing loans;

•	loans 90 days past due or greater;

•	restructured loans;

•	nonaccruing securities; and

•	other real estate owned.

Between December 31, 2004 and September 30, 2005, the Company’s ratio of the allowance for loan losses to total nonperforming assets increased slightly from 36.22% to 38.47%, but has decreased significantly from 63.61% at September 30, 2004. The decrease from September 30, 2004 occurred as poor quality loans which carried higher allowances were sold in the fourth quarter of 2004 coupled with the increase in other real estate owned which generally carry no allowance since they are marked to estimated fair value when acquired. The ratio of total nonperforming assets to total assets decreased to 2.19% at September 30, 2005, from 2.31% at year-end 2004, while the ratio of nonperforming loans to total loans, net of unearned income, increased to 0.67% at September 30, 2005 from 0.55% at December 31, 2004. Total nonperforming assets decreased $0.3 million, or 2.2%, to $12.5 million at September 30, 2005, from total nonperforming assets of $12.8 million at December 31, 2004.

The following table summarizes the Company’s nonperforming assets at September 30, 2005 and 2004, as well as December 31, 2004.

NONPERFORMING ASSETS

(Dollars in thousands)

	September 30,		December 31, 2004
	2005	2004
Nonaccruing loans	$1,792	$8,464	$1,115
Loans past due 90 days or more	205	271	290
Restructured loans	236	2,267	238

Total nonperforming loans	2,233	11,002	1,643
Other real estate owned	10,259	4,801	11,126

Total nonperforming assets	$12,492	$15,803	$12,769

Ratios:
Allowance for loan losses to loans, net of unearned income	1.44%	3.17%	1.54%
Allowance for loan losses to total nonperforming assets	38.47	63.61	36.22
Total nonperforming loans to total loans (net of unearned income)	0.67	3.47	0.55
Total nonperforming assets to total assets	2.19	2.95	2.31

Funding and Other Debt Obligations

The Company’s primary sources of funding are from the deposits of customers of Community Bank and from the Company’s short-term and long-term borrowings. Total deposits of $437.4 million at September 30, 2005 reflected a decrease of $11.2 million, or 2.5%, from total deposits of $448.6 million at year-end 2004 due to a decrease in interest-bearing deposits. Noninterest-bearing deposits increased $2.6 million, or 3.7%, to $72.9 million at September 30, 2005, from $70.3 million at December 31, 2004, while interest-bearing deposits decreased $13.8 million, or 3.7%, to $364.5 million at September 30, 2005, from $378.3 million at December 31, 2004. Total short-term borrowings remained level and were $601,000 at September 30, 2005 and $621,000 at December 31, 2004.

On May 6, 2004, Community Bancshares, Inc. established a line of credit with First Commercial Bank in the amount of $3,000,000. The rate on any used portion of the line of credit is the prime rate plus 50 basis points. The line of credit will mature on May 1, 2009, and only interest is due on outstanding amounts for two years, with principal payments to begin thereafter. At September 30, 2005, there was no balance outstanding on this line of credit.

Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and is approved to borrow up to $79.6 million under the FHLBA’s “Convertible Advance Program.” As of September 30, 2005, Community Bank had borrowed $67.2 million. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan and investment portfolios. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

The Company’s borrowings from the FHLBA as of September 30, 2005 are as follows:

Principal	Rate	Maturity	Options
$38,000,000	3-month LIBOR	August 10, 2015	Convertible by the FHLBA on August 10, 2007. If not converted, rate flips to 5.75% and will be fixed until maturity.
$9,200,000	4.02%	August 23, 2010	Convertible by the FHLBA on August 23, 2007.
$20,000,000	3.91%	September 16, 2015	Convertible by the FHLBA on September 16, 2015.

At June 30, 2005, Community Bank had borrowed from the FHLBA $38.0 million at a fixed rate of 5.93% per annum with a final maturity of March 1, 2010. The borrowing was callable by the FHLBA on every quarterly payment date during the life of the obligation. On August 8, 2005, the Bank restructured this borrowing into the $38.0 million listed in the table above. This restructure was considered to be a modification of debt; therefore, no gain or loss was recognized.

Of the new debt totaling $29.2 million, $19.2 million was used to fund securities purchases in a leverage transaction and we expect to use the remaining $10.0 million for expected future loan funding.

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

The Company may elect to defer payments of interest due on the debentures for up to ten semiannual payment periods. The Company elected to defer its March 2002, September 2002, March 2003, September 2003 and March 2004 interest payments, but on September 8, 2004 paid $3.7 million, representing all deferred and current amounts then due, and since then, has timely made all payments of interest due. The Company could elect to defer amounts due in the future.

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

The Company has a loan to the ESOP that bears interest at a floating rate equal to the prime rate of interest. As of September 30, 2005, the interest rate on the note was 6.75%. Principal and interest payments on the ESOP loan are due monthly through November 16, 2010, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement, subject to applicable ERISA and tax restrictions. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan and to make cash distributions to eligible participants. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at September 30, 2005 was $1.4 million.

Under the terms of the ESOP, after a person ceases to be an employee of Community Bancshares and/or its affiliates, that person is no longer eligible to participate in the ESOP. In that case, the person may demand to receive, as a lump sum payment, all amounts credited to his benefit under the ESOP as of the end of the year immediately preceding that person’s termination of employment with the Company.

Mr. Kennon R. Patterson, Sr., whose employment with the Company terminated in January 2003, has demanded to receive from the ESOP a total of approximately $298,000, representing the total amount accrued by Mr. Patterson during his participation in the ESOP. The Company evaluated its obligations to Mr. Patterson in light of Mr. Patterson’s indictment and subsequent conviction of certain crimes involving the Company, as well as other requirements of law applicable to ESOPs, and, as a result, on March 15, 2004, the ESOP and the ESOP trustee, North Star Trust Company, filed suit in the United States District Court for the Northern District of Alabama against Kennon R. Patterson, Sr. In the lawsuit, the ESOP seeks damages for alleged breaches of fiduciary duty by Mr. Patterson, and both the ESOP and the trustee seek a declaratory judgment that the ESOP has a right of set-off against Mr. Patterson’s account in the ESOP, and the ESOP is not required to make a distribution of funds to Mr. Patterson. Mr. Patterson has since been convicted on various counts including bank fraud. Prior to September 20, 2005, the Company could have been required to contribute cash to the ESOP in order to enable the ESOP to make this lump sum cash payment. However, on September 20, 2005, the Company’s stock was approved for trading on NASDAQ Capital Market, and as a result, the Company has amended its ESOP to no longer require cash distributions, but rather permit stock to be distributed. The Company now believes that should the ESOP be required to distribute the $298,000 to Mr. Patterson, it can do so in stock thus eliminating the potential need for a cash contribution from the Company.

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

Liquidity

The following is a discussion of cash flows and sources of liquidity. The Company experienced an approximately $13.2 million decrease in cash and cash equivalents during the first nine months of 2005, due primarily to cash used by investing activities as the Company experienced increases in loan demand. Cash provided by operating activities was $2.6 million, compared to cash used by operating activities of $3.1 million for the nine month period ended September 30, 2004. Investing activities used cash of $34.5 million during the first nine months of 2005, resulting mostly from securities purchases and loan originations net of collections offset by proceeds of maturities, sales, calls, and paydowns of securities. The Company also used $4.1 million of cash to invest in premises and equipment. Of the total used to invest in premises and equipment, approximately $2.6 million was related to expansion into the Huntsville, Alabama market. Most of the remaining $1.5 million was used for technological improvements throughout the Company including but not limited to new online banking software, a new voice over internet telephone system, ATM upgrades and new imaging hardware and software. Cash provided by financing activities was $18.7 million during the first nine months of 2005, compared to $18.3 million used by financing activities during the first nine months of 2004. Demand deposits, NOW and savings accounts decreased $21.9 million during the first nine months of 2005, which was partially offset by increases in cash from the growth of certificates of deposit totaling $10.7 million and also offset by the increase in long-term debt of $29.2 million.

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

Capital Resources

The Company’s total stockholders’ equity at September 30, 2005 was 7.69% of total assets, as compared to 7.75% at December 31, 2004.

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

The Company’s Tier 1 Capital, including the $10.0 million of trust preferred securities issued to purchase the Company’s junior subordinated deferrable interest debentures, totaled $52.9 million at September 30, 2005, as compared to $51.9 million at December 31, 2004. Tier 1 Capital plus Tier 2 Capital components are referred to as Total Risk-Based Capital, which was equal to $57.4 million at September 30, 2005, as compared to $56.0 million at year-end 2004.

The Company’s Tier 1 and Total Risk-Based Capital ratios were 14.52% and 15.77%, respectively, at September 30, 2005, compared to 15.81% and 17.06%, respectively, at year-end 2004. At September 30, 2005, both Tier 1 and Total Risk-Based Capital of the Company exceeded the regulatory minimum ratios of 4.0% and 8.0%, respectively. The Company’s Tier 1 leverage ratio was 9.77% and 9.58% at September 30, 2005 and December 31, 2004, respectively.

The following table shows both the Company’s and the Bank’s regulatory total risk based capital and Tier 1 capital amounts and ratios as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk based capital
(to risk weighted assets):
Consolidated	$57,448	15.77%	$56,019	17.06%
Community Bank	50,707	14.12	49,573	15.42
Tier 1 capital
(to risk weighted assets):
Consolidated	52,891	14.52	51,909	15.81
Community Bank	46,215	12.87	45,548	14.17
Tier 1 capital
(to quarterly average assets):
Consolidated	52,891	9.77	51,909	9.58
Community Bank	46,215	8.62	45,548	8.47

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

The FDIC’s BIF assessment schedule continues to range from zero to 27 basis points per annum, and has remained unchanged since 2001. The FDIC also collects Financing Corporation (“FICO”) deposit assessments. The FICO assessments are set quarterly and ranged from 1.46 to 1.54 basis points in 2004, and was 1.44, 1.42 and 1.34 basis points for the first, second and third quarters of 2005, respectively.

During the nine months ended September 30, 2005 and 2004, the Bank expensed approximately $415,927 and $625,000, respectively, in total deposit insurance premiums. These premiums declined starting July 1, 2005 as a result of our improved regulatory status. Our FDIC BIF assessment rate for the third quarter was zero and our FICO rate was 1.34 basis points, resulting in significant savings for our Company.

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

FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Bank had no brokered deposits as of September 30, 2005.

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

Off Balance Sheet Arrangements

As of September 30, 2005, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitments amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At December 31, 2004, the outstanding commitments to grant loans represented a credit risk of $24.0 million. At September 30, 2005, the outstanding commitments to grant loans represented a credit risk of $27.2 million.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters-of-credit issued by the Company have expiration dates within one year, but the majority are automatically renewable for the beneficiary. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2004, the Company has standby letters-of-credit outstanding of $465,000. At September 30, 2005, the Company has standby letters-of-credit of $650,000.

The Company has also entered into interest rate swaps and may enter into more in the future as a means of hedging its assets or liabilities and to manage the risk of earnings fluctuations caused by interest rate volatility.

On December 8, 2003, the Company entered into an interest rate swap with a notional amount of $20.0 million to convert fixed-rate long-term time deposits to a floating rate. The Company receives a fixed annual rate of 5.43% and pays a floating rate equal to the 3-month LIBOR plus 2.425%. This interest rate swap matures on June 8, 2006.

In August 2005, after restructuring its $38.0 million FHLBA borrowing, the Company entered into a second interest rate swap with a notional amount of $38.0 million that will begin on November 10, 2005. The Company entered this swap, which matures on August 10, 2007, to convert the floating rate portion of the borrowing to a fixed rate. Beginning November 10, 2005, the Company will receive a floating rate at 3-month LIBOR and pay an annual fixed rate of 4.22%.

RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 2005 and 2004

General

The Company’s net income for the nine month period ended September 30, 2005 was $0.6 million, representing a $0.3 million, or 103.3% increase from net income of $0.3 million for the same period in 2004. Net income for the nine months ended September 30, 2005 represented $0.07 earnings per share on both a basic and diluted basis, compared to basic and diluted earnings per share of $0.04 during the nine month period ended September 30, 2004. This increase in earnings was due to marked improvements in net interest income, a decrease in provision for loan losses and improved noninterest income as a result of a settlement of litigation, all negligibly offset by an increase in noninterest expense.

The Company’s net income for the three months ended September 30, 2005 was $166,000 representing a $147,000 increase from net income of $19,000 for the same period in 2004. Net income for the three months ended September 30, 2005 represented $0.02 earnings per share on both a basic and diluted basis compared to $0.00 earnings per share during the three months ended September 30, 2004.

Net Interest Income

Net interest income represents the difference between the interest earned by the Company on its assets and the cost borne by the Company on its interest-bearing liabilities. For the nine months ended September 30, 2005, the Company’s net interest income before its provision for loan losses was $14.7 million. Net interest income, before provision for loan losses, increased approximately $0.6 million, or 3.8%, from $14.1 million for the same period of 2004. The increase in net interest income was due to the increase in revenues related to interest-earning assets because of higher yields earned on these assets as well as an improved balance sheet mix (more loans and less securities with loans earning higher yields) partially offset by an increase in interest expense due to higher rates paid on interest-bearing liabilities. Revenues from interest-earning assets of the Company increased $1.2 million, or 5.3%, to $24.8 million for the nine months ended September 30, 2005 from $23.6 million for the same period in 2004. Average earning assets outstanding during the first nine months of 2005 were $473.8 million, which represents a decrease of $10.6 million, or 2.2%, from $484.4 million from the first nine months of 2004. The Company’s volume of interest-earning assets decreased due to reductions in securities, resulting from the reduction in the Company’s level of deposits. Higher yields earned on interest-earning assets as well as an improved mix of securities and loans partially offset declines in interest income due to volume. The Company’s yield on its average earning assets increased 50 basis points to 7.00% for the first nine months of 2005, compared to 6.50% for the same period of 2004. The increase in yield was attributable to the shift away from lower yielding securities into higher yielding loans as the Company has experienced initial success in its loan production efforts as well as higher overall interest rates.

Interest expense for the nine months ended September 30, 2005 was $10.2 million, an increase of $0.8 million, or 7.7%, from the Company’s interest expense of $9.4 million for the corresponding period of 2004. This increase occurred due to an increase in rates paid on, and despite a decrease in the volume of, deposits and other interest-bearing liabilities. Average deposits and other interest-bearing liabilities during the first nine months of 2005 were $496.1 million, which represents a decrease of $11.7 million, or 2.3%, from $507.8 million for the same period of 2004. The volume of deposits and other interest-bearing liabilities decreased partially due to the Company’s decision to not seek higher priced deposits as it tries to establish longer lasting relationships with its customers, based on customer service, rather than merely price. The rate paid by the Company on average deposits and other interest-bearing liabilities increased 26 basis points to 2.74% for the nine month period ended September 30, 2005, compared to 2.48% for the first nine months of 2004, as the Company raised rates on deposits in response to overall rate increases in the economy. Interest expense increases as a result of high rate environment were partially offset by the restructuring of the $38.0 million FHLBA borrowing, reductions in volumes of higher cost deposits, increases in noninterest bearing deposits and the payoff in September 2004 of accrued interest on the Company’s outstanding junior subordinated debt.

The Company’s net interest margin for the nine months ended September 30, 2005 was 4.14% and was 3.90% for the same period in 2004. Net interest margin is computed by dividing net interest income by average interest-earning assets. This ratio represents the difference between the average yield returned on average interest-earning assets and the average rate paid on funds used to support those interest-earning assets, including both interest-bearing and noninterest-bearing sources.

The Company’s net interest spread for the nine months ended September 30, 2005 increased 24 basis points to 4.26%, from 4.02% for the nine months ended September 30, 2004, as the increase in the average yield on interest-earning assets exceeded the increase in the average cost of interest-bearing sources of funds. Net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds.

Net interest income before provision for loan losses for the three months ended September 30, 2005 was $5.2 million as compared to $4.8 million for the same period in 2004, representing a $0.4 million, or 8.9% increase. The annualized yield on average earning assets for the three month period ended September 30, 2005 was 7.23% while the rate paid on interest bearing liabilities was 2.81%, resulting in a net interest spread of 4.42%. The net interest spread for the three month period ended September 30, 2004, annualized, was 4.07%. The net interest margin for the three months ended September 30, 2005 was 4.32%, while the net interest margin for the same period in 2004 was 3.95%. The improved net interest spread and margin for the three months ended September 30, 2005 demonstrates continued improvement in this core income item.

Provision for Loan Losses and Allowance for Loan Losses

The Company’s allowance for loan losses at September 30, 2005 was $4.8 million which represented an increase of $0.2 million, or 3.9%, from a December 31, 2004 allowance of $4.6 million. The provision for loan losses was $0.7 million for both nine month periods ended September 30, 2005 and 2004. Management continues to make provisions for current losses in the Company’s loan portfolio, as well as for any other deterioration identified, as it continues to evaluate the risks in its loan portfolio. The credit quality of the Company’s loan portfolio has improved significantly; therefore, we have provided for a slight decrease in the allowance for loan losses as a percentage of total loans. As a percentage of total loans, net of unearned income, the allowance for loan losses was 1.44% at September 30, 2005, compared to 1.54% at December 31, 2004. Total loan charge-offs during the first nine months of 2005 amounted to $1.3 million, a $4.8 million decrease from $6.1 million for the same period in 2004. Loan charge-offs exceeded recoveries by $0.5 million during the first nine months of 2005, which represented a decrease of $4.5 million, from $5.0 million net for the same period during 2004. The Company sold a substantial amount of its poor quality loans in both March and December of 2004 which caused significantly higher charge-offs during those periods. Management believes that the Company’s allowance for loan losses at September 30, 2005 was adequate based upon information available to management at that date; however, due to the inherent subjectivity and uncertainty of determining the appropriate allowance for loan losses, the Company can give no assurance that additional losses may not occur or that additional or unforeseen provisions to the allowance for loan losses will not be necessary.

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

The following table summarizes the levels of the allowance for loan losses as of September 30, 2005 and 2004, as well as December 31, 2004:

	September 30,		December 31, 2004
	2005	2004
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$4,625	$14,358	$14,358
Loans charged off:
Commercial, financial and agricultural	39	2,362	3,888
Real estate - mortgage	282	2,180	6,046
Consumer	934	1,600	2,226

Total loans charged off	1,255	6,142	12,160

Recoveries on loans previously charged off:
Commercial, financial and agricultural	20	457	517
Real estate - mortgage	542	72	272
Consumer	211	586	651

Total recoveries	773	1,115	1,440

Net loans charged off	482	5,027	10,720
Provision for loan losses	663	722	987

Allowance for loan losses at end of period	$4,806	$10,053	$4,625

Loans, net of unearned income, at end of period	$334,104	$316,750	$300,380

Average loans, net of unearned income, outstanding for the period	$315,698	$314,226	$312,876

	September 30,		December 31, 2004
	2005	2004
Ratios:
Allowance for loan losses to loans, net of unearned income, at end of period	1.44%	3.17%	1.54%
Allowance for loan losses at end of period to average loans, net of unearned income	1.52	3.20	1.48
Net charge-offs (annualized) to average loans, net of unearned income	0.20	2.14	3.43
Net charge-offs (annualized) to allowance for loan losses, at end of period	13.38	66.67	231.78

Noninterest Income

Noninterest income for the nine months ended September 30, 2005 and 2004 was $5.1 million and $4.9 million, respectively. For the nine month period ended September 30, 2005, service charges increased $71,000, or 3.3%. At the end of the first quarter of 2005, the Company implemented strategies designed to increase noninterest income, but the strategies, thus far, have produced only modest results. Insurance commissions declined $0.2 million, or 12.6% to $1.7 million for the nine months ended September 30, 2005 from $1.9 million during the same period last year. The Company recognized a $39,000 net securities loss for the nine month period ended September 30, 2005, as compared to a $194,000 net securities gain for the same period in 2004. Other operating income increased 179.8%, or $0.7 million, due to a $0.6 million positive litigation settlement the Company received during the first quarter of 2005.

Noninterest income was $1.5 million and $1.6 million for the three month periods ended September 30, 2005 and September 30, 2004, respectively. Service charges on deposit accounts for the three month period ended September 30, 2005 were $776,000, an increase of $26,000, or 3.5%, over the same period in 2004. Insurance commissions were also down $0.2 million for the three month period ended September 30, 2005 from $668,000 in 2004 to $468,000 this year. Insurance commissions during both the three month and nine month periods in 2005 declined in most part as a result of a reclassification of amounts paid to outside producers from a noninterest expense to a contra item in insurance commissions income.

NONINTEREST INCOME

(Dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005	2004
Service charges on deposits	$776	$750	3.5	$2,223	2,152	3.3%
Insurance commissions	468	668	(29.9)	1,704	1,949	(12.6)
Bank club dues	68	86	(20.9)	219	269	(18.6)
Debt cancellation fees	(5)	(14)	64.3	(17)	(45)	62.2
Securities gains (losses), net	—	(44)	100.0	(39)	194	(120.0)
Other	176	118	49.2	1,038	371	179.8

Total	$1,483	$1,564		$5,128	$4,890

Noninterest Expenses

Noninterest expenses for the nine months ended September 30, 2005 were $18.2 million, resulting in a $0.3 million, or 1.7% increase from $17.9 million for the same period in 2004. Salaries and employee benefits decreased $0.1 million, or 0.7%, to $9.2 million for the nine months ended September 30, 2005 from $9.3 million for the same period last year. Although the Company has added employees due to its expansion activities, it has managed to offset the cost by reducing employees in other areas of the Company. Furniture and equipment expense increased $127,000, or 11.4%, to $1.2 million for the nine month period ended September 30, 2005 from $1.1 million for the nine months ended September 30, 2004. This results from additional depreciation expense on the Company’s investment in equipment which was purchased to improve and update its technology. The Company’s expense on the disposal or impairment of assets decreased $113,000, or 59.5% from the same period in 2004. Insurance expense decreased $137,000, or 15.1%, to $772,000 for the nine months ended September 30, 2005 from $909,000 for the nine months ended September 30, 2004. The Company’s insurance costs have declined as a result of improved regulatory status. Expense related to litigation, fraud or burglary increased $226,000, or 941.7%, to $250,000, from $24,000 for the same period in 2004. This increase is due primarily to the settlement of certain litigation. The Company’s legal expenses decreased $199,000, or 24.8%, to $602,000 during the nine month period ended September 30, 2005 compared to the same period in 2004. Other professional services expense increased $134,000, or 29.9%, to $582,000 for the nine month period ended September 30, 2005 from $448,000 for the nine months ended September 30, 2004. During 2005, the Company outsourced its internal audit program which increased professional fees, but overall the Company saved through decreases in salaries and employee benefits. The Company also paid a consulting firm during 2005 to aide in its efforts to increase noninterest income. Other expense increased due to some expense recoveries that occurred in 2004 causing the 2004 expense to be lower than it otherwise would have been.

Noninterest expenses for the three months ended September 30, 2005 were $6.1 million, representing a $0.2 million, or 3.9%, increase from noninterest expenses of $5.9 million for the same period in 2004. Occupancy costs decreased $36,000, or 5.7%, during the three months ended September 30, 2005, compared to the three months ended September 30, 2004, while furniture and equipment expense increased $68,000, or 17.6%, to $455,000, from $387,000. Director and committee fees increased $14,000, or 17.5%, to $94,000, for the three months ended September 30, 2005, from $80,000 for the same period in 2004. Expense related to the disposal or impairment of assets decreased $52,000, or 59.1%, to $36,000 during the three month period ended September 30, 2005, compared to $88,000 for the same period in 2004. Advertising expense increased $13,000, or 40.6%, during the three month period ended September 30, 2005, from $32,000 for the three month period ended September 30, 2004. Professional fees increased $33,000, or 10.9%, from $311,000 for the three month period ended September 30, 2004 to $345,000 for the three month period ended September 30, 2005. Legal fees decreased $143,000, or 77.7%, to $41,000 for the three month period ended September 30, 2005 from $184,000 for the same three month period ended September 30 in 2004, due to less litigation surrounding the Company.

NONINTEREST EXPENSES

(Dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005	2004
Salaries and employee benefits	$3,026	$3,143	(3.7)%	$9,192	$9,261	(0.75)%
Occupancy	601	637	(5.7)	1,734	1,757	(1.3)
Furniture and equipment	455	387	17.6	1,241	1,114	11.4
Director and committee fees	94	80	17.5	288	269	7.1
Disposal or impairment of assets	36	88	(59.1)	77	190	(59.5)
Litigation, fraud, burglary	8	2	400.0	250	24	941.7
Amortization of intangibles-other	24	24	—	70	70	—
Advertising	45	32	40.6	79	74	6.8
Insurance	132	311	(57.6)	772	909	(15.1)
Legal fees	41	184	(77.7)	602	801	(24.8)
Other professional services	345	311	10.9	582	448	29.9
Supplies	169	122	38.5	424	355	19.4
Postage	55	51	7.8	219	234	(6.4)
Telephone and data communications	225	241	(6.6)	650	675	(3.7)
Training and education	10	35	(71.4)	45	80	(43.8)
Foreclosed assets, net	294	56	425.0	366	483	(24.2)
Holding cost on foreclosed assets	60	37	62.2	228	240	(5.0)
Other	505	156	223.7	1,378	917	50.27

Total	$6,125	$5,897	3.9	$18,197	$17,901	1.7

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

Inflation, particularly in energy costs has increased in recent months. The Federal Reserve has increased rates eleven times since July 2004 and is expected to continue to raise rates to curb inflation.

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

The estimated impact on the Company’s net interest income sensitivity over a one year time horizon at September 30, 2005 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Company’s estimates of how interest-bearing transaction accounts will reprice. Although we believe the table is helpful, it is based on assumptions made that will not only be affected by interest rates, but also by the composition of our balance sheet, our balance sheet growth and many other factors that may or may not be beyond our control. The prime rate shown is as of September 30, 2005.

RATE SHOCK ANALYSIS

	-100 Basis Points	Level	+100 Basis Points
	(Dollars in thousands)
Prime rate	5.75%	6.75%	7.75%

Interest income	$36,711	$35,335	$33,789
Interest expense	17,882	16,473	15,063

Net interest income	$18,829	$18,862	$18,726

Dollar change from level	$(33)		$(136)
Percentage change from level	(0.18)%		(0.72)%

As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to decrease 0.72% and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 0.18%. These percent changes from a level rate scenario fall comfortably within the Company’s ALCO policy limit of +/-10.00%.

As a result of the Company’s analysis of its interest rate sensitivity, particularly in a rising rate environment, during the restructuring of its $38.0 million FHLBA borrowing to a 3-month LIBOR floating until August 10, 2007, the Company entered into an interest rate swap which will begin on November 10, 2007. The Company will pay a fixed rate of 4.22% and will receive 3-month LIBOR. The analysis above does not take the swap into effect. The swap is expected to cause the Company’s change in net interest income to return to a positive position in a 100 basis point rise scenario.

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

During the nine months ended September 30, 2005, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

Background

At a June 20, 2000 meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Questions were subsequently raised about a number of Community Bank construction projects. A joint committee of the boards of directors of Community Bancshares and Community Bank conducted an investigation as did law enforcement and bank regulatory authorities. Following these investigations, the boards of directors terminated the employment of Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of Community Bancshares and Chairman and Chief Executive Officer of Community Bank, and Larry Bishop, former Vice President of Community Bank and the FDIC commenced administrative proceedings against Mr. Patterson and Mr. Bishop, which are still pending. On March 10, 2005, Mr. Patterson and Mr. Bishop were convicted in the United States District Court for the Northern District of Alabama of conspiracy, bank fraud and causing false entries to be made in bank records. Mr. Patterson was also convicted of filing false income tax returns. Sentencing of these individuals has been scheduled for November 30, 2005.

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

None.

Item 5. Other Information.

During the period covered by this Report, there was no information required to be disclosed by the Company in a current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which the Company’s security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

2.1	Purchase and Assumption Agreement by and between Community Bank, American Family Mortgage, LLC, and Ameridocs, LLC (1).

3.1	Certificate of Incorporation, as amended and restated May 2000 (2).

3.2	Bylaws, as amended and restated October 23, 2003 (3).

4.1	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (4).

4.2	Form of Option Agreement by and between Community Bancshares, Inc. and each of Acadia Fund I, L.P., Riggs Qualified Partners, Endurance Partners (Q.P.), L.P., Endurance Partners, L.P., Spence Limited, L.P., and John D. Norcross (5).

4.3	Warrant Agreement, dated February 20, 2004, by and between Community Bancshares, Inc. and FIG Partners, L.L.C. (6).

10.1	Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April 12, 1994, effective January 1, 1995 (7) (*).

10.2	Subordinated Promissory Note, dated October 4, 1994, between Community Bancshares, Inc. as borrower and Jeffrey K. Cornelius as holder (8).

10.3	Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (9).

10.4	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (10).

10.5	Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (11).

10.6	Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (12).

10.7	Form of Amendment to Nonqualified Stock Option Agreement, between Community Bancshares, Inc. and grantee, dated December 12, 2000 (13) (*).

10.8	Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Kinney (14) (*).

10.9	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Jr., Loy McGruder, Kennon R. Patterson, Jr., Merritt Robbins, Robert O. Summerford, Jimmie Trotter and Kerri Newton dated December 18, 2001 (15) (*).

10.10	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (16) (*).

10.11	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (17) (*).

10.12	Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (18) (*).

10.13	Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (19) (*).

10.14	Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (20).

10.15	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kennon R. Patterson, Sr., Glynn Debter, Roy B. Jackson, Denny Kelly, John J. Lewis, Merritt Robbins, Robert O. Summerford and Jimmie Trotter dated July 19, 2002 (21) (*).

10.16	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (22) (*).

10.17	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003 (23) (*).

10.18	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003 (24) (*).

10.19	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003 (25) (*).

10.20	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003 (26) (*).

10.21	Form of Change in Control Agreement between Community Bancshares, Inc, and each of Kennon R. Patterson, Sr. and William H. Caughran, Jr. dated December 4, 1999 (27) (*).

10.22	Employment Agreement, dated March 28, 1996 by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (28) (*).

10.23	Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (29) (*)

10.24	Amendment Number 1 to the Community Bancshares, Inc. Benefit Restoration Plan (30) (*).

10.25	Amendment Number 2 to the Community Bancshares, Inc. Benefit Restoration Plan (31) (*).

10.26	Change in Control Agreement between Community Bancshares, Inc. and Stacey W. Mann (32) (*).

10.27	Change in Control Agreement between Community Bank and Patrick M. Frawley (33) (*).

10.28	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt M. Robbins and Jimmie Trotter dated January 27, 2004 (34) (*).

10.29	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 27, 2004 (35) (*).

10.30	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 27, 2004 (36) (*).

10.31	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 27, 2004 (37) (*).

10.32	Form of Cancellation of Stock Option Agreement dated January 27, 2004 between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (38) (*).

10.33	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (39) (*).

10.34	Promissory Note and Pledge Agreement, dated February 11, 2004, by and between the Community Bancshares, Inc. Employee Stock Ownership Plan and Community Bancshares, Inc. (40) (*).

10.35	Form of Amendment to Nonqualified Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and each of Patrick M. Frawley, Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, Kerri C. Kinney, John J. Lewis, Jr., Loy D. McGruder, Stacey W. Mann, Merritt M. Robbins and Jimmie Trotter (41) (*).

10.36	Promissory Note, Loan Agreement and Security Agreement by and between Community Bancshares, Inc. and First Commercial Bank dated May 6, 2004 (42).

10.37	Summary Description of Director Compensation (43) (*).

10.38	Summary Description of Named Executive Officer Compensation (44) (*).

10.39	Amendment Number 3 to the Community Bancshares, Inc. Benefit Restoration Plan (45) (*).

10.40	Employment Agreement, dated March 29, 2005, between Community Bank and Patrick Frawley (46) (*).

10.41	Form of Nonqualified Stock Option Agreement for Directors dated January 12, 2005 (47) (*).

10.42	Form of Nonqualified Stock Option Agreement for Senior Officers dated January 12, 2005 (48) (*).

10.43	Form of Nonqualified Stock Option Agreement for Officers dated January 12, 2005 (49) (*).

10.44	Form of stock option agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Jimmie Trotter, Kenneth K. Campbell, Terry G. Sanderson and Michael A. Tarpley (50) (*).

10.45	Stock option agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 12, 2005 (51) (*).

10.46	Stock option agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 12, 2005 (52) (*).

10.47	Stock option agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 12, 2005 (53) (*).

10.48	Community Bancshares, Inc. 2005 Incentive Plan (54) (*).

10.49	Form of Change in Control Agreement, dated November 10, 2005, between Community Bancshares, Inc. and John W. Brothers (*).

10.50	Real Property Sales Contract, dated October 12, 2005, between Community Bancshares, Inc. and Salvatore Cangiano.

10.51	Real Property Sales Contract, dated November 10, 2005 between Community Bancshares, Inc. and William Carrington and Anne Davenport-Carrington.

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensation plan or arrangement.
(1)	Filed as Exhibit 2.1 to Form 8-K on April 29, 2005, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(4)	Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(5)	Filed as Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(6)	Filed as Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(7)	Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(8)	Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(10)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(12)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(13)	Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
(15)	Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(16)	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(17)	Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(18)	Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(19)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(20)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(21)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(22)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(23)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(24)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(25)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(26)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(27)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(28)	Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference.
(29)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(30)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(31)	Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(32)	Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(33)	Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(34)	Filed as Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(35)	Filed as Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(36)	Filed as Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(37)	Filed as Exhibit 10.33 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(38)	Filed as Exhibit 10.34 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(39)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(40)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(41)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(42)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(43)	Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(44)	Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(45)	Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(46)	Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(47)	Filed as Exhibit 10.1 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(48)	Filed as Exhibit 10.2 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(49)	Filed as Exhibit 10.3 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(50)	Filed as Exhibit 10.44 to Form 10-Q on May 9, 2005, and incorporated herein by reference.
(51)	Filed as Exhibit 10.45 to Form 10-Q on May 9, 2005, and incorporated herein by reference.
(52)	Filed as Exhibit 10.46 to Form 10-Q on May 9, 2005, and incorporated herein by reference.
(53)	Filed as Exhibit 10.47 to Form 10-Q on May 9, 2005, and incorporated herein by reference.
(54)	Filed as Exhibit A and included in Form DEF 14A on June 1, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2005.

COMMUNITY BANCSHARES, INC.

November 10, 2005	By:	/s/ PATRICK M. FRAWLEY
Patrick M. Frawley
Chairman and Chief Executive Officer

November 10, 2005	By:	/s/ KERRI C. KINNEY
Kerri C. Kinney
Chief Financial Officer