Form 10-K
period 2005-12-31
COMMUNITY BANCSHARES INC /DE/
filed 2006-03-31
CIK 752195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.10 Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and “large accelerated filer” in Rule 12b-2 of in the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Community Bancshares, Inc.’s common stock, par value $.10 per share, held by non-affiliates on June 30, 2005 was $66.1 million.

As of March 30, 2006, there were 8,792,641 shares of the common stock, par value $.10 per share, of Community Bancshares, Inc., issued and outstanding.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include, without limitation, statements regarding:

•	our business strategy;

•	future performance, developments, transactions or market forecasts;

•	projected benefits to us as a result of any changes in our regulatory restrictions; and

•	projected investments and dispositions of assets.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	interest rate risks and credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, and the uncertainty and costs of litigation;

•	the risks of mergers, acquisitions and divestures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	difficulties with, or changes in the cost or effectiveness of technology and/or products;

•	the outcome of our proxy contest with one of our stockholders, including as the result of the actions that may be taken by the alternative slate of directors nominated by that stockholder, if such directors are elected;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information discussed in this report, as well as other factors and risks described in any of our other reports that we make with the Securities and Exchange Commission, or the “SEC,” under the Exchange Act.

All written or oral statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

PART I

ITEM 1. BUSINESS.

General

Our company is made up of the following entities:

•	Community Bancshares, Inc., a Delaware bank holding company that owns 100% of Community Funding, Community Bank and indirectly, Community Bank’s subsidiaries;

•	Community Bank, a community-focused Alabama commercial bank;

•	1st Community Credit Corporation, a finance company subsidiary of Community Bank;

•	Community Insurance Corp., a subsidiary of Community Bank that is as an insurance agency for the sale of title, property, casualty and life insurance to individuals and businesses;

•	Southern Select Insurance, Inc., a subsidiary of Community Insurance that brokers agricultural, commercial and personal insurance products;

•	Community Appraisals, Inc., a subsidiary of Community Bank that provided appraisal services in connection with the lending activities of Community Bank and its subsidiaries, but ceased operations in late 2003; and

•	Community Funding Corporation, a subsidiary of Community Bancshares, Inc. formed on December 30, 2003 to purchase and maintain certain nonperforming assets of Community Bank.

As of December 31, 2005, we had total consolidated assets of $572.5 million, total deposits of $438.9 million, total consolidated liabilities, including deposits, of $528.1 million, and consolidated stockholders’ equity of $44.3 million.

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

Community Bank operates through 18 locations in nine counties in Alabama. Community Bank offers a wide range of commercial and retail banking services, which principally include checking transaction accounts and personal and commercial loans to customers in our target market area. Community Bank seeks to provide its customers with outstanding service and to become a vital component of each of the communities that it serves. We believe that the retail nature of Community Bank’s commercial banking operations allows for diversification of customers and that our loans to businesses are not concentrated in any one industry.

Community Bank’s lending activities include commercial, real estate and consumer loans. The majority of Community Bank’s loans are to individuals and small to mid-sized businesses in Alabama. Its commercial loan services include term loans, lines of credit and agricultural loans. It provides a broad range of short to medium-term commercial loans, both secured and unsecured, to various local businesses for working capital, business expansion and the purchase of equipment and machinery. Its real estate lending activities include fixed and adjustable rate residential mortgage loans, construction loans, second mortgages, home improvement loans and home equity lines of credit. Its consumer lending services include loans for automobiles, recreational vehicles and boats, as well as unsecured personal loans and loans secured by deposit accounts.

Community Bank operates primarily in small non-urban communities. As of December 31, 2005, Community Bank operated 17 full service offices and one paying and receiving office located in a Wal-Mart® store, which primarily opens deposit accounts, cashes checks and receives deposits and loan payments.

For the year ended December 31, 2005, Community Bank had pretax income of $3.6 million. During the fiscal years 2004 and 2003, Community Bank had pretax income of $1.5 million and a pretax loss of $(19.6) million, respectively. Its loan portfolio, which made up 58.8% of our assets at December 31, 2005, 54.3% at December 31, 2004 and 56.6% at December 31, 2003, continues to represent our largest earning asset. As of December 31, 2005, Community Bank had total commercial banking loans of $336.4 million.

Our Other Operations

Consumer Finance Operations

1st Community Credit Corporation operates 15 finance company offices in Limestone, Madison, Morgan, Blount, Cullman, Marshall, Etowah, DeKalb, Walker, Talladega and St. Clair Counties, Alabama, primarily in local communities where Community Bank does not operate. Community Credit provides smaller loans to a market segment traditionally not pursued by Community Bank. These loans typically involve greater risk and generate higher yields than standard commercial bank loans. We believe that, by conducting this business, we reach a customer base not served by our banking operations. For the year ended December 31, 2005, Community Credit had a pretax income of $0.7 million. For the years ended December 31, 2004 and December 31, 2003, we had $1.4 million and $0.9 million, respectively, in pretax income from the operations of Community Credit. At December 31, 2005, the loan portfolio at Community Credit was $37.2 million, representing 6.5% of our total consolidated assets. At December 31, 2004 and 2003, the loan portfolio at Community Credit was $35.2 million and $31.2 million, representing 6.4% and 5.6% of our total assets, respectively.

Insurance Agency Operations

Community Insurance Corp. serves as an agency in the sale of title, property, casualty and life insurance products to individuals and businesses in the Huntsville metropolitan area. Community Insurance owns 100% of Southern Select Insurance, Inc., a managing general agency in Huntsville that brokers agricultural, commercial and personal insurance products. For the years ended December 31, 2005, 2004 and 2003, we had $73,000, $81,000 and $(486,000), respectively, in pretax income (losses) from our insurance agency.

Appraisal Operations

Community Appraisals, Inc. previously provided appraisal services in connection with the lending activities of Community Bank and Community Credit. For the years ended December 31, 2004 and 2003, our appraisal business generated $1,000 and $6,000, respectively, in pretax losses. At this time and during all of 2005, Community Appraisals was inactive and therefore generated no income. Community Bank outsources its appraisal needs to qualified third parties.

Asset Quality Improvement

Community Funding Corporation was formed in December 2003 for the purpose of purchasing and maintaining certain of Community Bank’s nonperforming assets in order to improve Community Bank’s asset quality. Community Funding conducted no business in 2003. Since its formation, Community Bancshares has capitalized Community Funding with $4.0 million. Community Funding has used the cash to purchase nonperforming assets from Community Bank. The pretax loss for Community Funding for the year ended December 31, 2004 was $2,300. At December 31, 2005, Community Funding owned $4.0 million in assets and had a pretax loss of $15,000.

Our Market Area

Community Bank currently has 18 branches in nine counties, most of which are situated in northern Alabama. We serve customers in five counties in north Alabama – Blount, Lauderdale, Limestone, Madison and Morgan Counties; two counties in northwest Alabama – Marion and Winston Counties; and two counties in southwest Alabama – Marengo and Perry Counties. We have focused on those market areas between the Birmingham and Huntsville metropolitan areas, where significant growth and economic change have transpired over the last decade.

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

Community Bank also has customers in four counties – Lauderdale, Limestone, Madison and Morgan Counties – which are proximate to or within the Huntsville MSA, currently one of Alabama’s fastest growing metropolitan areas. According to the Huntsville Chamber of Commerce, Huntsville’s achievements include outstanding job growth in primary business sectors and confirmation of over 4,700 direct jobs slated to come to Redstone Arsenal between now and 2011 as a result of the U.S Department of Defense Base Realignment and Closure Process.

Huntsville possesses a diverse economic base and is home to numerous industries, including technology, space and defense, manufacturing, and retail and service. Huntsville is home to numerous centers of global excellence, including the Cummings Research Park (over 22,000 employees and more than 220 companies, according to the Huntsville Chamber of Commerce), the NASA Marshall Space Flight Center, and the US Army Redstone Arsenal.

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

Competition

The banking business in Alabama is highly competitive with respect to loans, deposits and other financial services and is dominated by a number of major banks and bank holding companies that have offices and affiliates operating over wide geographic areas, and that have greater resources at their disposal than we do. We compete for deposits, loans and other business with these institutions as well as with other types of financial services entities, including savings and loan associations, credit unions, securities and mutual fund firms, mortgage companies, and insurance companies. Many of the major commercial banks operating in or around Community Bank’s service areas offer services such as investment and trust services, which we do not currently offer. As a community bank, we compete through our community identity, customer loyalty and customer service tailored to the needs of our local residents.

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

Customer Concentration

For each of the years ended December 31, 2005, 2004 and 2003, we did not, and we presently expect for the year ended December 31, 2006, that we will not derive more than 10% of our revenues, on a consolidated basis, from any one customer.

Employees

At December 31, 2005, the Company had 277 full-time equivalent employees.

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

The GLB Act made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, board insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary to those activities. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Community Bancshares has not sought approval to become a financial holding company and presently has no intention of doing so.

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

Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until its surplus is equal to at least 20% of its capital. The prior approval of the FDIC and/or the Alabama Superintendent is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of that bank’s net earnings for the year and its retained net earnings for the preceding two calendar years, less any required transfers to surplus. In addition, a bank may not pay dividends from its surplus without the prior approval of the Superintendent. During 2004 and 2005, Community Bank paid no cash dividends to Community Bancshares.

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

As to Community Bancshares, the Federal Reserve may prohibit the payment of dividends to our stockholders if it determines that the payment would constitute an unsafe or unsound practice. The Federal Reserve’s position is that a bank holding company should not pay dividends if it is experiencing earnings weaknesses or other financial pressures and should not pay dividends that exceed its net income, that are inconsistent with its capital position or that could only be funded in ways that weaken its financial health, such as by borrowing or selling its assets. In addition, a bank holding company must not pay dividends if such payment would affect its ability to provide adequate financial support for its subsidiary banks. As of December 31, 2004, under a Memorandum of Understanding (“MOU”) between Community Bancshares and the Federal Reserve Bank of Atlanta, the Federal Reserve restricted Community Bancshares from declaring or paying any dividends, including the payments on our trust preferred securities, or repurchasing our capital stock without prior Federal Reserve approval. However, because of the improved financial condition of our organization, combined with our compliance with the MOU, the MOU between Community Bancshares and the Federal Reserve was terminated on March 17, 2005.

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

A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. The capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which is the ratio of the total of Tier 1 Capital and Tier 2 Capital to total risk-weighted assets;

•	the Tier 1 Capital ratio; and

•	the Leverage Ratio.

Under these regulations, a bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater – or 3.0% in some circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8.0% or a Tier 1 capital ratio of less than 4.0%, or 3.0% in some circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

The following table sets forth the capital information of Community Bancshares and Community Bank as of December 31, 2005:

CAPITAL ADEQUACY RATIOS

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total risk based capital to risk weighted assets:
Consolidated	$58,511	15.77%	$29,691	8.00%	$37,114	10.00%
Community Bank	51,245	14.06	29,154	8.00	36,442	10.00

Tier 1 capital to risk weighted assets:
Consolidated	53,871	14.52	14,846	4.00	22,268	6.00
Community Bank	46,689	12.81	14,577	4.00	21,865	6.00

Tier 1 capital to average assets (leverage ratio):
Consolidated	53,871	9.58	22,504	4.00	28,130	5.00
Community Bank	46,689	8.37	22,308	4.00	27,886	5.00

Community Reinvestment Act

Community Bancshares and Community Bank are subject to the Community Reinvestment Act, or the “CRA,” and the federal banking agencies’ related regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution that has applied to:

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

The BIF assessment rates currently range from zero basis points on deposits for a financial institution in the highest category, to 27 basis points on deposits for an institution in the lowest category. In addition, the Deposit Insurance Funds Act of 1996 authorizes the FDIC to collect The Financing Corporation, or “FICO,” deposit assessments on Bank Insurance Fund – and Savings Association Insurance Fund-assessable deposits at the same rate. FICO assessments are set quarterly, and in 2005 ranged from 1.34 to 1.44 cents per $100 of assessable deposits. For the first quarter of 2006, the FICO assessment rate for such deposits will be 1.32 cents per $100 of assessable deposits. Community Bank accrued insurance premiums in 2003, 2004 and 2005 of $777,000, $763,000 and $373,000, respectively, and paid FICO assessments of approximately $73,000, $68,000 and $61,000, in each of these years, respectively. The decline in our cost of FDIC insurance is directly attributable to our improved regulatory status and since the improved rates became effective on July 1, 2005, we anticipate additional savings to be recognized for the full year 2006.

Congress passed the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendment Act of 2005, in each case at the beginning of February 2006. Among other things, this new law will merge BIF and SAIF during 2006. Deposits will remain insured up to a maximum of $100,000, but will be adjusted every five years based upon inflation. Retirement accounts will be insured for up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated, and authorizes the FDIC to revise its risk-based deposit insurance assessment scheme.

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

Our Previous Regulatory Restrictions

During the entire year of 2004, Community Bancshares and Community Bank were subject to four different regulatory agreements or orders. Since their inception, the Company has materially complied with the requirements and expectations contained in the documents and cooperated fully with the regulatory authorities. All of these agreements and orders, the terms of which are described in our 2003 Annual Report on Form 10-K, were terminated in March 2005.

ITEM 1A. RISK FACTORS.

The following risks are among some of the most important risks faced by us. The list of risks below is not exhaustive, and there may be other risks that significantly affect us.

Any of the following risks could significantly harm our business, results of operations and financial condition, and the price of our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

Our future success is dependent on our ability to compete effectively in highly competitive markets.

We and our subsidiaries operate in highly competitive markets in Alabama. Our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in our geographic markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than us and have broader customer and geographic bases to draw upon.

We face credit quality risks and our credit policies may not be sufficient to avoid losses.

A significant source of risk for us arises from the possibility that losses will result because of the risks inherent in our lending business, due to the failure of borrowers, guarantors and related parties failing to pay interest on and principal of their loans from us. Although we maintain and have improved our credit policies, credit underwriting, monitoring and collection procedures to manage these risks of loss, these policies and procedures may not prevent losses that could harm our results of operations. If our customers fail to repay their loans or pay interest when due, then our business would suffer.

Our loan evaluation process and allowance for loan losses may not be sufficient to cover losses.

We seek to manage our credit exposure through review and monitoring of loan applicants and borrowers, and loan concentrations in particular industries, and through loan approval and credit review and risk management procedures. We have established evaluation processes to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the amount of loan losses is an estimate based upon experience, judgment, and expectations regarding our borrowers, current and anticipated economic conditions in the markets in which we and our borrowers operate, as well as the judgments of our regulators, which may, in part, be based upon comparisons with our peers. If our loan loss reserves are insufficient to absorb future loan losses, then our profitability and financial condition will suffer.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, our financial condition, liquidity and results of operations would be adversely affected.

We must meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance, our ability to raise brokered deposits, our ability to pay dividends on common stock in the future and our ability to make acquisitions.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, increased interest rates and competitive pressures. We have traditionally obtained funds principally through brokered deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. Brokered deposits are generally considered more likely to fluctuate in availability and rates than local deposits that may be relationship-based. Our costs of funds and our profitability and liquidity are likely to be adversely affected if we have to rely upon higher cost brokered deposits and borrowings from other institutional lenders to fund loan demand.

We could encounter operational difficulties as a result of growth.

Our loans, deposits, fee businesses and employees may increase as a result of our growth. Our failure to successfully manage and support our growth with sufficient human resources, training and operational, financial and technology resources could have a material adverse effect on our operating results and financial condition. We may not be able to sustain or manage our growth.

Additional growth may require us to raise additional capital in the future, but that capital may not be available to us on favorable terms, if at all, when it is needed.

We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

Attractive acquisition opportunities may not be available to us in the future.

While we presently expect to seek more organic growth, we will continue to consider the acquisition of other businesses. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could adversely affect our growth. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals.

Our business may be harmed by inflation, price increases and changes in interest rates.

Unlike most companies, virtually all of our assets and liabilities are monetary in nature and are therefore sensitive to changes in interest rates. Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. For example, when interest rates decline, the spread between the rate that we pay on our customer deposits and the rate that we charge on our commercial loans typically decreases. As this spread decreases, we generally realize lower net income from our commercial banking operations.

If interest rates increase from their current historically low levels, then our banking business may benefit from an increase in the spread between the rate that we pay on our customer deposits and the rate that we charge on our commercial loans. However, this benefit may be offset by:

•	increases in the rates we have to pay on deposits;

•	the inflationary effect that typically accompanies increases in interest rates, which increases the prices of goods and services that we purchase, as well as the cost of salaries, benefits, occupancy expense, and overhead;

•	the decrease in the volume of our commercial loan origination that typically results from higher interest rates;

•	reduction in our borrower’s ability to service higher interest expenses; and

•	reduced volumes of mortgage loans.

Increases in interest rates may also decrease the market value of our assets, including our investments, mortgages and loans held, which may harm our liquidity, ability to borrow funds, earnings, and stockholders’ equity.

Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004, the Federal Reserve has raised the federal funds rate 15 times from 1.0% to 4.75%. Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held and the production of mortgage and other loans, and therefore may adversely affect our liquidity and earnings.

A downturn in our markets could adversely affect our business

Our principal operating subsidiary, Community Bank, is a traditional community bank operating in the market area comprised of Blount County, Alabama, and the surrounding areas of Lauderdale, Limestone, Madison and Morgan Counties in north and west-central Alabama. We also operate branches in south west Alabama in Marengo and Perry Counties, and in west Alabama in Marion and Winston counties. As a result, our financial condition and performance are affected by the general economic conditions in the markets we serve, and our ability to diversify and manage economic risks is limited by the performance of these local economies.

A significant downturn in these local economies could negatively affect our loan demand as well as the value of the collateral that secures these loans. Our market area is primarily retail-oriented and our operations are dependent upon local individuals and small- to medium-sized businesses. As a result, we may face greater lending and credit risks than financial institutions lending to larger, better-capitalized businesses with longer operating histories.

We operate in a heavily regulated environment, and changes in state and federal regulations could adversely impact our business.

Our success depends not only on competitive and market factors but also on state and federal regulations applicable to us. We operate in a highly regulated environment and are subject to supervision by several governmental regulatory agencies, including the Federal Reserve, the FDIC, the Alabama State Banking Department, the Alabama Insurance Commission, the SEC and Nasdaq. Banking regulations are primarily intended to protect depositors, not stockholders. Regulation of the financial institutions industry has undergone extensive changes in recent years and continues to change frequently. We cannot predict the effects of these changes, and the regulations now affecting us may be modified at any time. We can give no assurance that future legislation or regulations will not harm our business or decrease the profitability of our business.

We are subject to internal control reporting requirements that increase our compliance costs and failure to comply timely could adversely affect our reputation and the value of our securities.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have spent, and expect to continue to spend, significant amounts of time and money on compliance with these rules, as we continue to work on the testing and reporting on internal controls required under the Sarbanes-Oxley Act of 2002, and which are due at the end of 2006.

Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities. At December 31, 2005, we had identified one material weakness in our financial reporting controls related to the treatment of an interest rate swap as a hedge. Specifically, the deficiency resulted from the absence of controls designed to ensure the proper application of generally accepted accounting principles to derivative financial instruments. As a result of this deficiency and the resulting errors in accounting for derivative financial instruments, previously reported 2004 and 2005 financial information was restated. These restatements were required to properly reflect changes in the estimated fair value of certain derivative financial instruments as a component of earnings in the period of change in estimated fair value.

Technological changes affect our business, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many competitors have substantially greater resources to invest in technological improvements than we do.

We rely heavily on our executive officers, who would be difficult to replace.

Our success depends, and is expected to continue to depend, on our executive officers. In particular, we rely on Mr. Patrick M. Frawley, the Chairman, President and Chief Executive Officer of Community Bancshares and the Chairman and Chief Executive Officer of Community Bank, and Mr. Stacey Mann, the President and Chief Operating Officer of Community Bank. Our growth will continue to place significant demands on our management, and the loss of these executive officers’ services could harm our future operations. If we were to lose any of these key executive officers, we may be unable to identify, attract and retain a qualified replacement on favorable terms, if at all.

Our rights to collect interest and take other actions may be limited by the Servicemembers’ Civil Relief Act of 2003.

The United States declared “war” on terrorism and National Guard and reserve forces either have been called up or may be called up for domestic and international service. Under the Servicemembers’ Civil Relief Act of 2003, which amended and expanded the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service is afforded various types of relief under their loans and other obligations, including a maximum annual interest rate of 6% during the period of the borrower’s active duty status. The Act further provides that any interest in excess of 6% may not become due once the servicemember leaves active duty; any accrued interest above 6% is permanently waived. The Relief Act applies to members of the Army, Navy, Air Force, Marines, National Guard, Reserves, Coast Guard and officers of the U.S. Public Health Service assigned to active duty. Because the Relief Act applies to individuals who enter active military service after they enter into their loans, we cannot predict the effect that the Relief Act will have on our mortgage and commercial loans, if any. Under the Relief Act, we may be unable to collect the full amount of interest otherwise due on many of our loans for an indefinite period. Further, we may be unable to foreclose on these loans during, and in some cases after, the borrower’s period of active duty.

We face regulatory risks related to our commercial real estate loan concentrations.

Commercial real estate, or “CRE,” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset. The banking regulators have begun giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures.

We may be unable to meet our obligations under our outstanding indebtedness, and, in particular, under our 10.875% junior subordinated debentures.

We have several outstanding debt obligations, and, in order to repay those obligations, we must obtain adequate funds. As a holding company, we rely primarily on dividends from Community Bank to make payments of principal of, and interest on, our indebtedness, to meet debt payment obligations, including payments on our trust preferred securities and to meet other obligations. As a result, our success and our ability to make such payments and meet such obligations depends upon the earnings and capital position of Community Bank and the ability of Community Bank to pay dividends or make distributions to us.

If we default on any debt obligation, then we may face claims by creditors to recover monies owed to them, and we may face cross-defaults under other obligations, whereupon all amounts owed by us could become immediately due, which would significantly harm our business and our ability to finance our operations and growth, and likely result in Community Bancshares being the subject of a bankruptcy proceeding.

In March 2000, we issued $10.0 million of junior subordinated debentures that back an equivalent amount of trust preferred securities. The debentures accrue and pay interest semiannually at a rate of 10.875% per annum and have a maturity date of March 8, 2030, at which time we will be obligated to repay the $10.0 million principal amount of the debentures. We have, as permitted by the instruments governing our trust preferred securities and related junior subordinated debentures, deferred interest payments on these securities. In addition, because our trust preferred securities are held by a special purpose entity in a securitized pool, we may be unable to renegotiate the terms of, or to repurchase, our outstanding trust preferred securities prior to 2010 in order to refinance these at lower interest rates and on better terms.

Some of our debt may be accelerated at any time by the lender.

Under Community bank’s “Convertible Advance Program” line of credit with the Federal Home Loan Bank of Atlanta, or the “FHLBA,” we presently owe $38.0 million. In an “event of default” under this line of credit, the FHLBA may declare all or any part of our indebtedness to the FHLBA, together with any accrued interest, and including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

In the event that the FHLBA determines that, since the time that we borrowed funds under the line of credit, there has been a “material adverse change” in the financial condition of Community Bank, then the FHLBA may declare all amounts due under the line of credit immediately due and payable. In that case, we would need to seek additional sources of funding from deposits, borrowings, repurchase agreements or capital in order to repay amounts outstanding, which we may be unable to obtain on favorable terms, if at all, and which would significantly harm our business and our ability to finance our operations and growth. A default on our FHLBA line of credit could lead to defaults on other indebtedness and the bankruptcy, receivership or conservatorship of Community Bancshares and Community Bank.

We may be difficult to acquire, which could harm the market price of our common stock and our preferred stock and deprive you of a possible premium over the market price.

Our certificate of incorporation and bylaws contain provisions that could have the effect of discouraging a third party from acquiring control of us without the approval of our board of directors. These provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock or their preferred stock. Among other things, these provisions:

•	authorize us to issue preferred stock, the terms of which may be determined in the sole discretion of our board of directors and may harm the voting or economic rights of the holders of our common stock or of other series of our preferred stock;

•	provide for a classified board of directors having three classes, with each class serving staggered three year terms, so that no more than approximately one-third of our board of directors could be replaced at any annual meeting of our stockholders;

•	restrict the persons eligible to call a special meeting of our stockholders; and

•	provide that our directors may be removed only for cause by the holders of at least 80% of our outstanding common stock.

We may acquire other companies, and our business operations may suffer if we do not successfully implement and integrate our acquisitions.

We may engage in acquisitions, mergers and branch sales, either as buyers or sellers, in the future. Acquisitions, mergers and branch transactions involve a number of risks, including:

•	the time associated with identifying and evaluating potential transactions;

•	our ability to finance the transaction and any associated costs, including possible dilution to our existing stockholders;

•	the diversion of our management’s attention to the integration of the assets, operations or personnel of the acquired businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	possible adverse short-term effects on our results of operations and profitability;

•	possible amortization of goodwill associated with an acquisition;

•	the risk of loss of key employees and customers of the acquired business;

•	risks of unknown or contingent liabilities;

•	unanticipated costs and delays;

•	risks that acquired new businesses do not perform consistent with our growth and profitability expectations;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions;

•	difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and start-up delays and costs of other expansion activities; and

•	potential disruptions to our business;

We may issue equity securities and other forms of common stock-based consideration in connection with future acquisitions, which could cause ownership and economic dilution to our current stockholders and to investors purchasing our common stock in this offering. There can be no assurance that, following any future mergers or acquisition, integration efforts will be successful or that our company, after giving effect to the acquisition, will be profitable.

A hedge fund shareholder seeks to elect three new directors, which could result in new management and/or the sale of our company.

One of our largest stockholders, a New York hedge fund, recently launched a proxy contest in an effort to have its own slate of directors elected as members of our board of directors, as replacements for our existing directors, in conjunction with this year’s annual meeting of stockholders. If this proxy contest is successful, the new board of directors may determine to replace our existing management team and/or seek a sale of our company. We cannot predict the outcome of the proxy contest, nor can we predict the actions, or related effects of those actions, that may be taken by the newly elected board of directors. This stockholder, which purchased shares of our common stock at a price substantially lower than that paid by many of our other stockholders, and the directors elected by this stockholder, may seek a sale transaction at a price that is lower than that which would appeal to many of our other stockholders. The hedge fund’s actions may increase our costs and adversely affect our profitability.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has fluctuated, and could fluctuate significantly.

The market price of our common stock has been and could be subject to wide fluctuations, including fluctuations in response to quarterly variations in our operating results, changes in our dividend payments, changes in earnings estimates by analysts, material announcements by us or our competitors, governmental or regulatory actions, acquisitions, the liquidity of the market for our common stock, changes in general economic and market conditions, changes in the securities markets, war and other conflicts, acts of terrorism, speculation raised by the actions of a hedge fund stockholder seeking a sale of the Company and the election of three new directors, market rumors and other events, many of which are beyond our control. The stock market has experienced extreme price and volume fluctuations which have affected market prices of smaller capitalization companies and which often have been unrelated to the operating performance of such companies. In addition, if our operating results fall below the expectations of securities analysts and investors, the price of our common stock would likely decline, perhaps substantially.

Our ability to pay dividends to stockholders in the future is subject to profitability, capital, liquidity and regulatory requirements.

Cash available to pay dividends to our stockholders is derived primarily from dividends paid to us by our subsidiaries, and, principally, Community Bank. The ability of our subsidiaries to pay dividends to us, as well as our ability to pay dividends to our stockholders, will continue to be subject to and limited by the results of operations of our subsidiaries and our need to maintain appropriate liquidity and capital consistent with regulatory requirements and the needs of our businesses.

We may issue additional securities, which could affect the market price of our common stock and dilute ownership.

We may issue additional securities to raise capital to support growth or make acquisitions. Holders of our common stock do not have any preemptive rights to purchase additional shares of our common stock in future offerings. Therefore, holders of our common stock may not be able to maintain their current percentage equity interest if we decide to issue more common stock or more preferred stock, or other securities exercisable or exchangeable for, or convertible into, our common stock.

We also have made and expect to continue to make grants of equity-based compensation to retain and motivate employees, and we have issued warrants to certain outside third parties. As a result of the exercise or conversion of outstanding options and warrants, the ownership interests of our existing stockholders could be diluted.

Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to the use of common stock as currency in future acquisitions.

Future potential debt incurred by us, and future debt or preferred stock issuances by us, may negatively affect the holders of our common stock.

Any existing or future debt or preferred securities of our Company will require the payment of interest or dividends prior to the payment of dividends on our common stock. Debt and preferred securities also will have a senior claim on our assets relative to our common stockholders. Therefore, in the event of our bankruptcy, liquidation or dissolution, our assets must be used to pay off our debt and preferred obligations in full before making any distributions to our common stockholders.

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

At December 31, 2005, Community Bank owned or leased buildings that were used in the normal course of business in nine counties in Alabama, including Blount, Lauderdale, Limestone, Madison, Marengo, Marion, Morgan, Perry and Winston Counties. Community Credit owned or leased buildings that were used in the normal course of business in eleven counties in Alabama, including Blount, Cullman, Marshall, Morgan, Limestone, Etowah, Madison, DeKalb, Walker, Talladega and St. Clair Counties. Community Insurance and Southern Select leased space in a building that is used in the normal course of business in Madison County, Alabama. We presently believe that none of these other facilities are, individually, material to our operations, and, if forced for any reason to vacate or sell any of these other facilities, we presently believe that we would be able to timely identify and occupy suitable alternative locations on equally favorable terms.

On March 23, 2006, Community Bank entered into an Acquisition Agreement to sell its branch office located in Demopolis, Alabama. As a result, the Company’s fixed assets located in Demopolis, Alabama will be sold.

For information about the amounts at which bank premises, equipment and other real estate are recorded in our financial statements and information relating to commitments under leases, see our consolidated financial statements and the accompanying notes to consolidated financial statements included elsewhere in this report.

ITEM 3. LEGAL PROCEEDINGS.

Background

At a June 20, 2000, meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Questions were subsequently raised about a number of Community Bank construction projects. A joint committee of the boards of directors of Community Bancshares and Community Bank conducted an investigation as did law enforcement and bank regulatory authorities. Following these investigations, the boards of directors terminated the employment of Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of Community Bancshares and Chairman and Chief Executive Officer of Community Bank, and Larry Bishop, former Vice President of Community Bank and the FDIC commenced administrative proceedings against Mr. Patterson and Mr. Bishop which are still pending. On March 10, 2005 Mr. Patterson and Mr. Bishop were convicted in the United States District Court for the Northern District of Alabama of conspiracy, bank fraud and causing false entries to be made in bank records. Mr. Patterson was also convicted of filing false income tax returns. On December 13, 2005, Mr. Patterson was sentenced to five years in federal prison, and on January 26, 2006, Mr. Bishop was sentenced to four years in federal prison. On January 30, 2006, Mr. Patterson and Mr. Bishop were ordered, jointly and severally, to pay restitution of approximately $1.8 million, of which approximately $1.3 million is payable to Community Bank.

Patterson Employment Litigation

Plaintiffs:	Community Bancshares, Inc. and Community Bank

Defendants:	Kennon R. Patterson, Sr., Community Bancshares’ former Chairman, President and Chief Executive Officer

On September 14, 2004, Community Bancshares and Community Bank filed suit against Mr. Patterson in the Circuit Court of Blount County, Alabama. The complaint alleges that:

•	Mr. Patterson breached his employment agreement with Community Bancshares by failing to faithfully perform the duties assigned to him;

•	Mr. Patterson made fraudulent misrepresentations to, or suppressed material information from, Community Bancshares and Community Bank and/or their officers, directors and agents concerning his bankruptcy, the release of mortgages which Community Bank held on his house, and payments made by Community Bancshares and Community Bank to companies owned by Mr. Patterson and members of his family;

•	Mr. Patterson removed property belonging to Community Bancshares and Community Bank following the termination of his employment; and

•	Mr. Patterson breached a duty of loyalty and other fiduciary duties owed to Community Bancshares and Community Bank.

On October 18, 2004, Mr. Patterson filed an answer and counterclaim against Community Bancshares and Community Bank. Mr. Patterson’s counterclaim alleges that:

•	Community Bancshares breached its employment agreement with Mr. Patterson by terminating his employment;

•	Community Bancshares failed to pay to Mr. Patterson compensation and benefits of $2.4 million which had allegedly accrued prior to the termination of his employment;

•	Community Bank intentionally interfered with the employment contract between Mr. Patterson and Community Bancshares by instigating, promoting, assisting in and participating in the termination of Mr. Patterson’s employment agreement; and

•	Community Bancshares falsely represented to Mr. Patterson that his employment would not be terminated until Match 31, 2008.

On January 25, 2005, Mr. Patterson filed a third-party complaint in this lawsuit against R.B. Jackson, Jimmie Trotter, Glynn Debter, John J. Lewis, Jr., Patrick M. Frawley and Powell, Goldstein, Frazer & Murphy, LLP. The third-party complaint alleges that Messrs, Jackson, Trotter, Debter and Lewis, as members of Community Bank’s Audit Committee, Powell, Goldstein, Frazier & Murphy, LLP, as the independent counsel for Community Bank’s Audit Committee, and Mr. Frawley, acting individually and in concert with one another, interfered with Mr. Patterson’s employment agreement with Community Bancshares. On April 19, 2005, Powell Goldstein, LLP was dismissed from the lawsuit.

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

On July 7, 2004, the Court denied Mr. Patterson’s motion to dismiss the case. On or about July 23, 2004, Mr. Patterson filed a counterclaim seeking a judgment that he is entitled to benefits from the ESOP and declaratory and injunctive relief compelling the payment of such benefits. On July 26, 2004 the Court, at Mr. Patterson’s request, stayed discovery in the case pending the disposition of the criminal charges against Mr. Patterson. On December 14, 2005, the stay was lifted.

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

Patterson Pension Plan Litigation

Plaintiff:	Kennon R. Patterson, Sr.

Defendant:	Community Bancshares, Inc. Revised Pension Plan

On December 16, 2005, Mr. Patterson filed suit in the United States District Court for the Northern District of Alabama to compel payment of his accrued benefits under the Community Bancshares, Inc. Revised Pension Plan. The complaint seeks a judgment against the plan and an order compelling the payment of benefits. On March 23, 2006, the Pension Plan filed a motion for summary judgment seeking dismissal of the lawsuit on the grounds that the retroactive payments sought by Mr. Patterson are not permitted under the terms of the Pension Plan and Mr. Patterson both failed to exhaust his administrative remedies before filing the lawsuit and failed to complete the forms required to receive a distribution.

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

Community Bancshares’ Certificate of Incorporation and Bylaws provide that, in certain circumstances, we will indemnify its directors and officers, and, provided such persons acted in accordance with the standards set forth in the Delaware General Corporation Law and Community Bancshares’ organizational documents, advance expenses to its directors and officers in connection with investigations and proceedings in connection with their service as officers and directors.

We have incurred no penalties for failing to include on our tax returns any information required to be disclosed under Section 6011 of the Internal Revenue Code 1988, as amended (the “Code”) with respect to a “reportable transaction” under the Code and that is required to be reported under Code Section 6707A(e).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders by solicitation of proxies or otherwise during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Number of Shares and Holders

We presently have no shares of our preferred stock outstanding. At March 30, 2006, we had approximately 8.8 million shares of our common stock outstanding and held by approximately 2,238 stockholders of record.

Market Information

On September 20, 2005, our common stock began being traded on the NASDAQ Capital Market under the symbol “COMB.” It had previously, since February 26, 2004, been traded on the over-the-counter market under the same symbol. Share price data for 2004 and 2005 presented below is based on reported information on the over-the-counter and NASDAQ markets.

Before February 26, 2004, there was no trading market for our common stock. Our common stock was purchased and sold infrequently in private transactions, and there was no reliable information available as to trades of our common stock, or as to the prices at which our common stock had traded.

	Estimated Price Range Per Share
	High	Low
2005:
Fourth Quarter	$8.74	$8.07
Third Quarter	8.25	7.95
Second Quarter	8.00	7.25
First Quarter	7.98	6.75

2004:
Fourth Quarter	$7.25	$6.60
Third Quarter	7.25	6.56
Second Quarter	8.25	6.80
First Quarter	6.80	5.25

In addition, we engaged Alex Sheshunoff & Co. Investment Banking, LP, to perform independent valuations of the fair market value of our common stock held by our Employee Stock Ownership Program, or “ESOP,” as of December 31, 2004 and 2003, and, at each of those dates, Alex Sheshunoff determined the value of the shares of our common stock held by the ESOP to be $6.00 and $5.35 per share, respectively. Since our stock is now listed on NASDAQ, we have not engaged an outside firm to perform an independent valuation of the fair market value of our common stock as of December 31, 2005 nor do we intend to do so going forward.

Dividends

We have not declared or paid any dividends on our common stock since December 31, 2000. Generally, the payment of dividends on our common stock is subject to the prior payment of principal and interest on our long-term debt, the retention of sufficient earnings and capital in our operating subsidiaries and regulatory restrictions. Dividends from Community Bank historically have been the primary source of cash and income to Community Bancshares and, consequently, any restrictions on Community Bank’s ability to pay dividends may and have limited our liquidity and ability to pay dividends on our common stock.

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

	Years ended December 31,
	2005	2004 (restated)	2003	2002	2001
	(dollars in thousands, except per share data)
Selected consolidated operations data:
Net interest income	$18,423	$17,301	$18,362	$23,505	$22,853
Provision for loan losses	796	987	11,381	10,033	6,096
Income (loss) from continuing operations	1,649	4	(13,100)	(5,023)	(2,381)
Income (loss) from discontinued operations	—	—	—	5,927	958
Net income (loss)	1,649	4	(13,100)	904	(1,423)

Selected per share data:
Earnings (loss) per share from continuing operations – basic	0.19	0.00	(2.79)	(1.08)	(0.52)
Earnings (loss) per share from continuing operations - diluted	0.19	0.00	(2.79)	(1.08)	(0.52)
Earnings (loss) per share – basic	0.19	0.00	(2.79)	0.19	(0.31)
Earnings (loss) per share – diluted	0.19	0.00	(2.79)	0.19	(0.31)
Cash dividends	—	—	—	—	—

Selected consolidated balance sheet data:
Loans	336,462	300,380	316,207	359,184	501,519
Total assets	572,468	553,539	558,555	567,596	727,591
Deposits	438,904	448,915	453,946	459,464	617,706
FHLBA long-term debt	67,200	38,000	38,000	38,000	38,000
Other long-term debt	—	—	3,169	3,578	4,667
Trust preferred securities	—	—	10,000	10,000	10,000
Junior subordinated debt	10,310	10,310	—	—	—
Average equity	43,393	46,903	36,984	42,848	42,938
Average earning assets	479,950	485,859	488,227	526,025	530,717
Average assets	548,360	549,816	556,591	629,481	725,461

Selected ratios:
Return on average assets	0.30%	0.00%	(2.35)%	0.14%	(0.20)%
Return on average equity	3.80	0.01	(35.42)	2.11	(3.31)
Average equity to average assets	7.91	8.53	6.64	6.81	5.92

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion is to assist in the understanding of the significant changes in the financial condition and results of operations of the Company and its subsidiaries during each of 2003, 2004 and 2005. This discussion and analysis is intended to supplement and highlight information contained in, and should be read in conjunction with, the Company’s consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Overview

During 2005, many positive developments occurred at our Company. A summary of several key 2005 developments include:

•	Approval of the pro tanto settlements of the Benson and Packard derivative lawsuits on January 31, 2005, resulting in a $0.6 million payment to the Company;

•	The conviction of our former Chairman, Kennon R. Patterson, Sr. on March 11, 2005, on 15 counts of conspiracy to commit fraud, bank fraud, false entries in bank records and filing false income tax returns, among others, which we view as another positive development for ongoing litigation;

•	Notice during March 2005 from the FDIC, the Federal Reserve Bank of Atlanta, and the Alabama State Banking Department that all regulatory agreements, memoranda, plans and/or orders have been terminated, which actions we expect to substantially reduce costs.

•	Purchase of American Family Mortgage, LLC effective on March 1, 2005 which we anticipate will increase fee income through the origination and sale of residential mortgage loans;

•	Opening of a full service “Financial Center” in Huntsville, Alabama on August 10, 2005, the first banking office to open as part of our expansion plans in this growing market;

•	Improvement in our net interest margin from 3.56% for 2004 to 3.84% for 2005, an important development in our strategy to increase core earnings;

•	The sale of our Double Springs, Alabama branch on November 9, 2005 as part of our branch rationalization strategies resulting in a gain of $0.4 million;

•	A contract on Heritage Valley Ranch, our largest piece of other real estate owned for $9.8 million; and

•	A substantial reduction in loan charge-offs.

Management believes the combined effect of these developments helps position the Company for a renewed focus on customer attraction and retention, improved marketing of competitive products and services, expansion into higher growth markets, and management of an improved balance sheet. On March 23, 2006, Community Bank entered into an agreement to sell its Demopolis, Alabama branch office. The branch was not profitable for our Company; therefore, we believe this to be a good strategy in our branch rationalization efforts.

Restatement

Community Bancshares, Inc. has restated its consolidated financial statements for the year ended December 31, 2004 and each of the quarters in 2005 and 2004 to restate financial statements and other financial information previously filed with the Securities and Exchange Commission (“SEC”). The restatements correct errors in the originally filed Form 10-K and Forms 10-Q related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

In December 2003, the Company entered into an interest rate swap agreement relating to a pool of certificates of deposit (CD swap) that was accounted for as a fair value hedge under SFAS No. 133. The company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the swap as a hedge, which allowed the Company to assume no ineffectiveness in the transaction as long as critical terms did not change. The Company recently concluded that the CD swap did not qualify for this method in prior periods. Although, historical effectiveness testing performed in January 2006 demonstrated that the CD swap would have qualified for hedge accounting under the “long-haul” method, hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged item and the certificates of deposit. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic hedges. Any gains or losses resulting from changes in the fair market value of the swap will reverse as the swap gets closer to maturity. The swap will mature at a fair market value of zero.

This restatement increased (decreased) income statement captions for the affected periods as follows (unaudited) (in thousands, except per share data):

	Total	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Interest expense	$288	$(11)	$299
Noninterest income	(222)	(233)	11
Provision for income taxes	(204)	(89)	(115)

Net income	$(306)	$(133)	$(173)

Diluted net income per share	$(0.04)	$(0.02)	$(0.02)

	For the Quarters Ended
	Total	September 30, 2005	June 30, 2005	March 31, 2005
Interest expense	$(11)	$(30)	$1	$18
Noninterest income	(233)	(144)	135	(224)
Provision for income taxes	(89)	(46)	54	(97)

Net income	$(133)	$(68)	$80	$(145)

Diluted net income per share	$(0.02)	$(0.01)	$0.01	$(0.02)

	For the Quarters Ended
	Total	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Interest expense	$299	$61	$61	$88	$89
Noninterest income	11	(125)	369	(620)	387
Provision for income taxes	(115)	(74)	123	(283)	119

Net income	$(173)	$(112)	$185	$(425)	$179

Diluted net income per share	$(0.02)	$(0.01)	$0.02	$(0.05)	$0.02

We have identified this failure to ensure the correct application of generally accepted accounting principles as described above as a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions. See Item 9A “Controls and Procedures.” The information presented in this Item 7, and elsewhere in this report, reflects the effects of this restatement. We are confident that as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivative transactions.

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

The consideration and application of many of these factors involve assumptions, estimates and judgments that are inherently uncertain and are subject to change. We believe that the allowance for loan losses was adequate at December 31, 2005. While we use available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate factors could have a material effect on the determination of the allowance for loan losses. Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by our regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Alabama State Banking Department may require us to make additional provisions to our allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from ours.

•	Accounting for Income Taxes. We use the asset and liability method of accounting for income taxes. Our determination of the deferred and current provision for income taxes requires analysis of certain transactions and the related tax laws and regulations applicable to those transactions. We exercise significant judgment in evaluating the amount and timing of the recognition of the resulting tax liabilities and assets. Our judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. However, because our judgments and estimates are inherently subjective and subject to change, there can be no assurance that our determination of the provision for income taxes will not be changed, upward or downward, in future periods. Significant judgments are also made in determining the amount, if any, of valuation allowance accounts established to reduce the value of deferred tax assets for amounts estimated to be of no future benefit. As of December 31, 2005, we have no such valuation allowances established against our deferred tax assets. Although we believe that as of December 31, 2005, a valuation allowance on our deferred tax asset is not necessary because we believe they do represent future tax benefits, it is possible that results of operations could affect our judgments and estimates whereby we believe it to be necessary to establish a valuation allowance in the future.

•	Accounting for Contingencies. Statement of Financial Accounting Standard No. 5 (“SFAS 5”), “Accounting for Contingencies,” defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss. It will ultimately be resolved when one or more future events occur or fail to occur. SFAS 5 defines the different levels of probability as to whether or not future events will confirm the existence of a loss as follows:

•	“probable” – meaning that the future event or events are likely to occur;

•	“reasonably possible” – meaning that the chance of the future event or events occurring is more than remote but less than likely; or

•	“remote” – meaning that the chance of the future event or events is slight.

Professional judgment is required to classify the likelihood of the future events occurring. In assessing these levels of probability, we acquire all relevant information concerning the uncertain set of circumstances. An accrual of a loss occurs when it is both probable that an asset has been impaired or a liability has been incurred and when the amount of loss can be reasonably estimated.

As discussed in Note 16 to our consolidated financial statements, legal proceedings are pending or threatened against us, our subsidiaries as well as their respective indemnities. Except as discussed in Note 16:

•	we have not concluded that it is probable that a loss has been incurred in any pending litigation;

•	we are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of pending litigation; and

•	accordingly, we have not provided any amounts in the consolidated financial statements for unfavorable outcome, if any.

As discussed in Note 16, as of December 31, 2003, we had accrued $2.5 million for potential losses on pending litigation, where in our best judgment, losses were both probable and reasonably estimated. The estimates were based on current circumstances of pending matters. As of December 31, 2004, $0.3 million of this reserve remained and is reported in other liabilities on our balance sheet. As of December 31, 2005, there were no reserves for pending litigation since we believe no contingent losses are probable nor can be reasonably estimated.

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

•	Accounting for Impaired Assets. Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires long-lived assets to be sold to be classified as held for sale when certain criteria are met. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell and no longer depreciated while it is classified as held for sale. As discussed in Note 5 to our consolidated financial statements, we classified three properties as held for sale during 2003. Consequently, we incurred a loss of $0.9 million for the year ended December 31, 2003 on these assets in transferring them to held for sale.

We used estimates in determining the fair values of these assets and, although we believe the fair values established are reasonable, it is possible that our results of operations, cash flows or financial position could be materially affected by the eventual sale of the assets.

•	Derivative Instruments. In various segments of its business, the Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its methods for addressing these judgmental areas are in accordance with generally accepted accounting principles in the United States and are in line with industry practices in assessing hedge effectiveness. However, if in the future, the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained.

FINANCIAL CONDITION

General

Our total assets at December 31, 2005 were $572.5 million, an increase of $19.0 million, or 3.4%, from $553.5 million at December 31, 2004. Net loans (excluding loans held for sale) grew by $35.9 million to $331.7 million in 2005, compared to $295.8 million in 2004. Total loans (before deducting the allowance for loan losses) grew by $36.1 million to $336.5 million in 2005 due to new loan production, net of paydowns. We experienced a $10.0 million, or 2.2%, decline in deposits from December 31, 2004 to December 31, 2005, primarily due to management’s decision not to pursue higher priced certificates of deposits. Management’s decision was based upon funding needs, as well as our focus on building profitable relationships. Community Bank currently is not in need of funding for its liquidity. Noninterest-bearing deposits increased by $1.1 million, or 1.6%, from December 31, 2004 to December 31, 2005, where they were $71.4 million and interest-bearing deposits decreased by $11.1 million, or 2.9%, to $367.5 million during that same period.

On March 23, 2006, Community Bank entered into an agreement to sell its Demopolis, Alabama branch office. As consideration for the purchase, we will receive the net book value of the loans, equal to approximately $6.6 million, and an agreed upon price of $1.0 million for the fixed assets and deposits which is the equivalent of the net book value of the fixed assets and a premium of approximately 7.4% on the core deposits assumed based on a 30-day average of account balances. As of the date of this report, our Demopolis branch had $7.1 million in total deposits.

Earning Assets

Our earning assets are mainly comprised of:

•	loans;

•	investment securities;

•	interest-bearing balances in other banks; and

•	federal funds sold.

Our average total assets in 2005 were $548.4 million, representing a decrease of $1.4 million, or 0.3%, from average total assets of $549.8 million in 2004. Average total assets decreased $6.8 million, or 1.2% from $556.6 million in 2003. Average earning assets were $480.0 million, $485.9 million and $488.2 million in each of 2005, 2004 and 2003, respectively, accounting for approximately 87.5%, 88.4% and 87.7% of our average total assets for the respective years. Average earning assets have decreased primarily as an effect from lower average deposit balances.

Average loans, net of unearned income, were $321.2 million, $312.9 million and $330.9 million, representing 66.9%, 64.4% and 67.8% of average earning assets during 2005, 2004 and 2003, respectively. Because of loan production efforts, average loans increased during 2005. Average investment securities were $143.2 million in 2005, representing 29.8% of average earning assets for the year and a decrease of $9.6 million, or 6.3%, from the average investment securities for 2004. This decrease was due to our reinvestment of funds into higher yielding loans and the decline in higher cost deposits. Our average investment securities were $152.8 million in 2004 and represented 31.5% of average earning assets in 2004, compared to 26.6% in 2003. The change in the mix of loans and securities has been attributable to our intended strategy to increase loans with funding from the investment portfolio. Average federal funds sold as a percent of average earning assets was 2.3%, 2.5% and 4.9% for 2005, 2004 and 2003, respectively. The average dollar amount invested in federal funds sold during 2005 was relatively level to that of 2004. The decrease in average federal funds from $23.9 million to $11.9 million in 2004 was related to the increased securities investments as we sought higher yields. The other earning asset categories accounted for less than 3.0% of average earning assets for all three periods.

Loans comprise the largest single category of our assets. The following table shows the classification of loans by major category at December 31, 2005, and at the end of each of the preceding four years:

LOAN PORTFOLIO

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Commercial, financial and agricultural (1)	$111,578	33.2%	$86,604	28.8%	$73,746	23.3%	$101,841	28.3%	$146,210	29.1%
Real estate - construction	22,638	6.7	4,702	1.6	3,386	1.1	2,017	0.6	3,126	0.6
Real estate - mortgage	152,453	45.3	157,350	52.4	176,097	55.7	174,775	48.7	233,216	46.5
Installment loans to individuals	49,732	14.8	51,603	17.2	62,826	19.9	80,596	22.4	119,031	23.8
Unamortized premiums in loans	63	—	122	—	184	—	—	—	—	—
Unearned income	(2)	—	(1)	—	(32)	—	(45)	—	(64)	—

Loans, net of unearned income	336,462	100.00%	300,380	100.0%	316,207	100.0%	359,184	100.0%	501,519	100.0%
Allowance for loan losses	(4,736)		(4,625)		(14,358)		(9,784)		(7,292)

Net loans	$331,726		$295,755		$301,849		$349,400		$494,227

(1)	Includes commercial loans secured by real estate.

The following table provides maturities of certain loan classifications and an analysis of these loans maturing in over one year as of December 31, 2005:

SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY

	Maturity			Total	Rate Structure for Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years		Predetermined Interest Rate	Floating or Adjustable Rate
	(in thousands)
Commercial, financial and agricultural (1)	$42,181	$32,657	$36,740	$111,578	$27,199	$84,379
Real estate - construction	17,200	2,843	2,595	22,638	—	22,638

Total	$59,381	$35,500	$39,335	$134,216	$27,199	$107,017

(1)	Includes commercial loans secured by real estate.

Nonperforming Assets and Past Due Loans

Our nonperforming assets are comprised of:

•	nonaccruing loans;

•	loans 90 days past due or greater;

•	restructured loans;

•	nonaccruing securities; and

•	other real estate owned.

Total nonperforming assets as of December 31, 2005 were $13.8 million, comprised primarily of other real estate owned, represented an increase of $1.0 million, or 7.8%, from the $12.8 million of nonperforming assets at December 31, 2004. The increase in nonperforming assets resulted mostly from an increase in nonaccrual loans. During 2004, we charged down $4.1 million in loans transferred to held for sale and sold the remaining net value of $16.2 million in order to purge problem assets. In addition, loans classified as held for sale at December 31, 2003 of $1.8 million were sold.

At December 31, 2005, other real estate owned of $10.2 million accounted for 73.9% of our $13.8 million in nonperforming assets and decreased $0.9 million from December 31, 2004. During 2004, progress was made in selling other real estate owned; however, on December 8, 2004, another financial institution foreclosed on the property owned by our former Chief Executive Officer, Kennon R. Patterson, Sr. The Company had a nonaccrual real estate loan on a mansion and twenty acres of land in the amount of $5.4 million outstanding to Mr. Patterson and in prior years had charged off $0.2 million. On the date of foreclosure, the remaining loan balance was $5.2 million, of which $2.2 million was reserved for in the allowance for loan losses. The Company charged off $2.2 million and transferred $3.0 million to other real estate owned. Then, on December 30, 2004, in order to protect its interest and facilitate an orderly sale of the property, the Company purchased at the foreclosure of another financial institution, the surrounding land (approximately 900 acres) and attached buildings to Mr. Patterson’s property for $3.4 million. After giving effect to this purchase, the total property formerly owned by Mr. Patterson was carried at $6.4 million; accordingly, the Company had $8.6 million in principal exposure on the property. The Company focused all efforts to sell the property during 2005 and successfully did so in the first quarter of 2006, recording a gain of $2.3 million also in the first quarter of 2006.

At December 31, 2005, total nonaccruing loans amounted to $3.1 million, an increase of $2.0 million, from total nonaccruing loans at December 31, 2004 of $1.1 million. This increase is the result of recent changes in bankruptcy law that caused an acceleration in bankruptcy filings. The Company’s policy is to take loans to nonaccrual status whenever a customer files for bankruptcy. During 2004, nonaccruing loans decreased 92.2%, from $14.1 million at December 31, 2003 to $1.1 million at December 31, 2004. This decrease primarily resulted from the loan sales as well as the foreclosure discussed in the previous paragraph. Loans past due 90 days or more remained relatively level from December 31, 2004 to December 31, 2005 at $0.3 million. Our credit standards have improved significantly over the past several years through various enhancements and initiatives including but not limited to the following:

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

The following table summarizes our nonperforming assets at December 31 during each of the last five years:

NONPERFORMING ASSETS

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Nonaccruing loans	$3,078	$1,115	$14,138	$10,099	$5,859
Loans past due 90 days or more	318	290	611	1,241	2,346
Restructured loans	235	238	2,390	3,244	—

Total nonperforming loans	3,631	1,643	17,139	14,584	8,205
Other real estate	10,185	11,126	6,945	7,676	4,287

Total nonperforming assets	$13,816	$12,769	$24,084	$22,260	$12,492

Ratios:
Allowance for loan losses to total nonperforming assets	34.28%	36.22%	59.62%	43.95%	58.37%
Total nonperforming loans to total loans	1.08	0.55	5.42	4.06	1.64
Total nonperforming assets to total assets	2.41	2.31	4.31	3.92	1.72

If nonaccrual loans had performed in accordance with their original contractual terms, gross interest income on these loans would have been an estimated $0.2 million for the year ended December 31, 2005, compared to $0.6 million for the year ended December 31, 2004 and $0.9 million for the year ended December 31, 2003.

Investment Portfolio

The composition of our investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields subject to risk and liquidity considerations. Our entire portfolio is classified as “available for sale.” The primary objectives of our investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling our interest rate position, while at the same time producing adequate levels of interest income. Managing the maturity of the portfolio is necessary to provide liquidity and to reduce interest rate risk. During 2005, gross investment securities sales, calls and pay downs were approximately $50.8 million and maturities totaled $5.0 million, compared to $72.2 million of sales, calls and paydowns and no maturities in 2004, and $113.5 million and $18.4 million, respectively in 2003. The decrease in gross investment securities in 2005 was due to increases in the loan portfolio funded by cash flows from the investment portfolio. The decrease in gross investment securities in 2004 resulted from increased cash balances at year end reinvested again in early 2005.

Net gains (losses) realized on investment security sales totaled ($41,000) in 2005, compared to $193,000 during 2004, and $1.1 million in 2003. At December 31, 2005, gross unrealized gains in our investment portfolio were $39,000, compared to $173,000 at December 31, 2004. Gross unrealized losses amounted to $4.3 million at December 31, 2005 and $2.5 million at December 31, 2004. These fluctuations in the gross unrealized gains and losses in our investment portfolio resulted from changing bond prices. Unrealized losses on a bond occur when the bond’s yield is less than we could currently receive in the market. The opposite is true when a bond is paying more yield than the current market resulting in unrealized gains.

Mortgage-backed securities have varying degrees of risk of impairment of principal, compared to U.S. Treasury and U.S. government agency obligations, which are considered to contain virtually no default or prepayment risk for the Company. Impairment risk is primarily associated with accelerated prepayments, particularly with respect to longer maturities purchased at a premium and interest-only strip securities. At each of December 31, 2005, 2004 and 2003 our mortgage-backed securities portfolio had no interest-only strips, and the amount of unamortized premium on mortgage-backed securities was $1.6 million, $1.8 million and $2.2 million respectively. As prepayment rates on mortgage-backed securities change, the speed at which unamortized premiums are amortized will change as well, in order to amortize the premium over the expected life of the security. This change will be reflected in the overall yield on the security. The recoverability of our investment in mortgage-backed securities is reviewed periodically by management, and, if necessary, appropriate adjustments for impaired value are made to income.

The carrying amount of investment securities at the end of each of the last three years is set forth in the following table:

INVESTMENT PORTFOLIO

	December 31,
	2005	2004	2003
	(in thousands)
U. S. Treasury and agency securities	$49,981	$58,529	$61,216
Mortgage-backed securities	80,245	79,353	86,623
State and municipal securities	1,092	5,454	6,427
Corporate bonds	970	1,006	—
Federal Home Loan Bank stock	4,117	2,826	2,005

Total investment securities	$136,405	$147,168	$156,271

Total investment securities decreased approximately $10.8 million, or 7.3%, from approximately $147.2 at December 31, 2004, to approximately $136.4 million at December 31, 2005. This decrease primarily was due to new loan production and the funding of such with cash flows from the investment portfolio. In 2004, total investment securities decreased $9.1 million, or 5.8%, from approximately $156.3 million at December 31, 2003, to approximately $147.2 million at December 31, 2004. This decrease primarily was due to the implementation of strategies in the third and fourth quarters of 2004 to reduce investment securities and make more funds available for lending. At December 31, 2005, non-taxable investment securities were $1.1 million, representing a decrease of $4.3 million in 2005 related to the payoff of one security and no reinvestment into additional non-taxable investment securities as a result of the Company operating with tax loss carryforwards that would limit the potential benefit of these investments.

The composition of the Company’s investment securities portfolio stayed relatively constant during 2005 and 2004, but changed in 2003 primarily as the result of the Company selling certain collateralized mortgage obligations due to (i) their price volatility, (ii) their high extension risk in an increasing rate environment, and (iii) their high prepayment risk in a decreasing rate environment, and also as the result of the Company reinvesting the resulting funds into government agency and mortgage-backed securities with shorter average maturities. At December 31, 2005, U.S. government and agency securities (including mortgage-backed securities) represented 95.5% of the Company’s total investment securities portfolio, compared to 93.7% at December 31, 2004 and 94.6% at December 31, 2003, while state and municipal securities represented 0.8%, 3.7% and 4.1% of the investment securities portfolio at December 31, 2005, 2004 and 2003, respectively. During 2005, the Company’s investment strategy has been to seek the best yield while maintaining acceptable price risk volatility in an expected future rising rate environment.

The maturities and weighted average yields of the investments in the December 31, 2005 portfolio of investment securities are presented below. The weighted average life of the investment portfolio was 4.43 years at December 31, 2005, compared to 4.39 years at December 31, 2004 and 5.12 years at December 31, 2003, with an average yield of 3.77%, 3.70% and 4.00% at December 31, 2005, 2004 and 2003, respectively. Mortgage-backed securities are included in U.S. Government agencies and are based upon the guaranteed payoff date of each security.

INVESTMENT PORTFOLIO MATURITY SCHEDULE

	Maturing
	Within One Year		After One but within Five Years		After Five but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
December 31, 2005:
Securities - available-for-sale:
U. S. Government agencies	$12,867	2.22%	$34,063	3.06%	$26,006	4.37%	$57,290	4.60%
State and municipal securities	—	—	—	—	—	—	1,092	4.85
Corporate bonds	—	—	970	5.99	—	—	—	—
FHLBA stock	—	—	—	—	—	—	4,117	—

	$12,867	2.22	$35,033	3.14	$26,006	4.37	$62,499	4.61

With the exception of some securities issued by U.S. Government agencies, at December 31, 2004 the Company held one municipal bond, which exceeded 10% of the Company’s consolidated stockholders’ equity. This bond was called in early 2005 and is no longer owned by the Company as of December 31, 2005.

Cash and amounts due from banks along with interest-bearing deposits in banks decreased $8.5 million during 2005, from $52.5 million at December 31, 2004 to $44.0 million at December 31, 2005. Cash balances were high on December 31, 2004 because of a bulk sale of loans on December 30, 2004. As a result, approximately $12.6 million was received in cash and had not yet been redeployed into earnings assets. We invested these funds into securities in early 2005. Average balances in cash and due from banks for the year ended December 31, 2005 and 2004 were $18.3 million and $27.8 million, respectively. Cash and due from banks balances were high during 2004 primarily due to earnings credit rates, which are applied to balances held in our correspondent bank accounts that are maintained with other banks. We receive credits based on balances at these correspondent banks, and the credits are used to offset the service charges experienced. We ultimately received a larger credit against the service charges that would have been paid compared to the interest income that otherwise would have been received had the funds been held in federal funds sold. During 2005, we lowered cash in our correspondent accounts as the federal funds rate increased. The balance of interest-bearing deposits held by the Company with other banks was $2.2 million at December 31, 2005, and $5.4 million at December 31, 2004.

Federal funds sold increased $11.9 million, or 88.1%, during 2005, from $13.5 million at December 31, 2004 to $25.4 million at December 31, 2005, as a result of the Company taking advantage of favorable FHLBA rates and borrowing to lock in cost on funds to make available for future loan funding needs. Federal funds sold decreased $0.8 million, or 5.6%, during 2004, from $14.3 million at December 31, 2003 to $13.5 million at December 31, 2004.

Deposits

Dividends from Community Bank have historically been Community Bancshares’ primary source of funds, and Community Bank’s primary source of funds for dividends comes from its deposits. Community Bank began geographic expansion in August 2005, which we believe will lead to deposit increases. Community Bank intends to expand its consumer base into higher growth markets than those it currently serves, such as Huntsville, Alabama. To achieve future deposit growth, the Bank intends to enhance existing products and emphasize better customer service in all markets.

During 2005, the Company’s average total deposits decreased approximately $5.1 million, or 1.1%, from $444.6 million at December 31, 2004, to approximately $439.5 million at December 31, 2005. During 2004, the Company’s average total deposits decreased approximately $7.8 million, or 1.7%, from $452.4 million at December 31, 2003. The Company’s total deposits at December 31, 2005 were $438.9 million, a decrease of $10.0 million from December 31, 2004. The decreases have been due not only to the sale of our Double Springs, Alabama branch in November 2005 which attributed to $7.9 million of the decline in deposits, but also to lowering of high priced deposit rates leading to decreases in more volatile deposits. The Company lowered its rates on interest bearing transaction and savings accounts in March 2005 which were high compared to other banks in our markets. As a result, deposits declined as some of those customers were only seeking higher rates. Some of the customers maintained their relationships with our bank, but shifted deposits into higher yielding time deposits.

We have also better managed our rates on time deposits or certificates of deposits as part of our strategy to improve our net interest margin. As we have implemented our strategy to attract customers by means other than rate, we have also maintained our focus to build our noninterest-bearing deposit base. Although these accounts generally carry lower balances, they offer more noninterest income opportunities, they improve our net interest margin, they tend to be a more stable deposit base and they generally offer more opportunities for building customer relationships through ancillary services.

The following table presents the average deposit balances and the average rates paid for each of the major classifications of deposits for the 12 month periods ending December 31, 2005, 2004 and 2003:

	Average Deposit Balances and Rates Paid
	2005		2004 (restated)		2003
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)
Noninterest-bearing demand	$67,292	0.00%	$61,872	0.00%	$55,463	0.00%
Interest-bearing demand	103,190	2.15	106,743	1.90	86,053	1.62
Savings	64,542	1.35	71,102	1.40	63,464	1.47
Time	204,432	3.50	204,893	2.97	247,417	3.24

Total (1)	$439,456	2.75	$444,610	2.38	$452,397	2.60

(1)	The rate paid on total average deposits represents the rate paid on total average interest-bearing deposits only.

Our average interest-bearing deposits decreased $10.5 million, or 2.7%, in 2005 from $382.7 million at December 31, 2004 to $372.2 million at December 31, 2005. This decrease occurred in interest-bearing demand and savings deposits for the reasons discussed above. Average interest-bearing deposits decreased in 2004 by $14.2 million, or 3.6%, from $396.9 million at December 31, 2003. Average savings deposits and average time deposits decreased 9.3% and 0.2%, respectively, during 2005, compared to an increase of 12.0% and a decrease of 17.2%, respectively, during 2004. As also discussed above, we have placed significant focus on increasing our noninterest-bearing deposits. Average noninterest-bearing demand deposits increased 8.7% during 2005, compared to 11.5% in 2004. Total average deposits decreased 1.1% in 2005 and decreased 1.7% in 2004. The two categories of the Company’s lowest cost deposits, noninterest-bearing demand deposits and interest-bearing demand deposits, comprised the following percentages of the Company’s total average deposits during 2005, 2004 and 2003, respectively: (i) 15.3%, 13.9% and 12.3% of average noninterest-bearing demand deposits; and (ii) 23.5%, 24.0% and 19.0% of average interest-bearing demand deposits. Of total time deposits at December 31, 2005, approximately 34.4% were large denomination certificates of deposit and other time deposits of $100,000 or more, up slightly from 32.4% at December 31, 2004.

The maturities of the time certificates of deposit and other time deposits of $100,000 or more issued by the Company at December 31, 2005 are summarized in the table below:

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

	December 31, 2005
	Time Certificates of Deposit	Other Time Deposits	Total
	(in thousands)
Maturing in three months or less	$4,585	$15,385	$19,970
Maturing in over three through six months.	4,826	—	4,826
Maturing in over six through twelve months	9,959	—	9,959
Maturing in over twelve months	37,000	—	37,000

Total	$56,370	$15,385	$71,755

Borrowed Funds

Borrowed funds consist primarily of short-term borrowings and long-term debt. Total short-term borrowings remained relatively even at $0.5 million at December 31, 2005 and $0.6 million at December 31, 2004.

Line of Credit

On May 6, 2004, the Company established a line of credit with a commercial bank in the amount of $3.0 million. The rate on any used portion of the line of credit is the prime rate plus 50 basis points. The line of credit will mature on May 1, 2009, and only interest is due on outstanding amounts until May 1, 2006, with principal payments to begin thereafter. At December 31, 2005, no balance was outstanding on this line of credit. The loan is secured by 100% of the common stock of Community Bank.

FHLBA Long-Term Debt

Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and is approved to borrow up to $84.7 million under the FHLBA’s “Convertible Advance Program.” As of December 31, 2005, Community Bank had borrowed $67.2 million. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan and investment portfolios. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

The Company’s borrowings from the FHLBA as of December 31, 2005 are as follows:

Principal	Rate	Maturity	Options
(in thousands)
$38,000	3-month LIBOR	August 10, 2015	Convertible by the FHLBA on August 10, 2007. If not converted, rate flips to 5.75% and will be fixed until maturity.
$9,200	4.02%	August 23, 2010	Convertible by the FHLBA on August 23, 2007.
$20,000	3.91%	September 16, 2015	Convertible by the FHLBA on September 16, 2015.

At December 31, 2004, Community Bank had borrowed from the FHLBA $38.0 million at a fixed rate of 5.93% per annum with a final maturity of March 1, 2010. The borrowing was callable by the FHLBA on every quarterly payment date during the life of the obligation. On August 8, 2005, the Bank restructured this borrowing into the $38.0 million listed in the table above. This restructure was considered to be a modification of debt; therefore, no gain or loss was recognized.

Of the new debt totaling $29.2 million, $19.2 million was used to fund securities purchases in a leverage transaction and we expect to use the remaining $10.0 million for expected future loan funding.

Junior Subordinated Debt

In March 2000, the Company completed an offering of $10.0 million of trust preferred securities, pursuant to which:

•	the Company organized a Delaware statutory business trust called Community (AL) Capital Trust I, or the “Trust,” governed by an Amended and Restated Declaration of Trust;

•	the Company issued and sold to the Trust approximately $10.3 million in aggregate principal amount of unsecured junior subordinated debentures, or “debentures,” which were issued under an Indenture, and which represent the sole assets of the Trust;

•	the Trust issued and sold:

•	$10.0 million of preferred capital securities, or “trust preferred securities,” representing undivided beneficial interests in the assets of the Trust, to a third party special purpose company, which in turn pooled the trust preferred securities together with similar securities of other issuers and sold certificates representing interests in that closed-end, unmanaged pool to investors; and the Trust used the proceeds from the sale of the trust preferred securities to the pool to purchase the debentures from the Company; and

•	$0.3 million of its common securities to the Company, which represent all of the Trust’s outstanding common securities; and

•	pursuant to a Guarantee Agreement, the Company fully and unconditionally guaranteed the payments of all amounts due on the trust preferred securities, which guarantee is limited to the extent the Trust has funds available for payment of distributions.

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

ESOP

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

The Company has a loan to the ESOP that bears interest at a floating rate equal to the prime rate of interest. As of December 31, 2005, the interest rate on the note was 7.25%. Principal and interest payments on the ESOP loan are due monthly through July 16, 2011, based on the current amortization schedule, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement, subject to applicable ERISA and tax restrictions. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at December 31, 2005 was $1.3 million.

Under the terms of the ESOP, after a person ceases to be an employee of Community Bancshares and/or its affiliates, that person is no longer eligible to participate in the ESOP. In that case, the person may demand to receive all stock credited to his benefit under the ESOP as of the end of the year immediately preceding that person’s termination of employment with the Company.

Mr. Kennon R. Patterson, Sr., whose employment with the Company terminated in January 2003, has demanded to receive from the ESOP a total of approximately $298,000, representing the total amount accrued by Mr. Patterson during his participation in the ESOP. The Company evaluated its obligations to Mr. Patterson in light of Mr. Patterson’s indictment and subsequent conviction of certain crimes involving the Company, as well as other requirements of law applicable to ESOPs, and, as a result, on March 15, 2004, the ESOP and the ESOP trustee, North Star Trust Company, filed suit in the United States District Court for the Northern District of Alabama against Kennon R. Patterson, Sr. In the lawsuit, the ESOP seeks damages for alleged breaches of fiduciary duty by Mr. Patterson, and both the ESOP and the trustee seek a declaratory judgment that the ESOP has a right of set-off against Mr. Patterson’s account in the ESOP, and the ESOP is not required to make a distribution of funds to Mr. Patterson. Mr. Patterson has since been convicted on various counts including bank fraud. Prior to September 20, 2005, the Company could have been required to contribute cash to the ESOP in order to enable the ESOP to make this lump sum cash payment. However, on September 20, 2005, the Company’s stock was approved for trading on NASDAQ Capital Market, and as a result, the Company has amended its ESOP to no longer permit cash distributions, but rather require stock to be distributed. The Company now believes that should the ESOP be required to distribute the $298,000 to Mr. Patterson, it can do so in stock thus eliminating the potential need for a cash contribution from the Company.

The Company also evaluated its obligations to Mr. Patterson under a supplemental nonqualified retirement plan and as a result has denied his request for payment of benefits under the plan. Our denial has been challenged by Mr. Patterson in pending litigation and therefore we have not removed the accrued liability for the benefit from the Company’s consolidated balance sheet.

MATURITIES OF LONG-TERM DEBT

	2006	2007	2008	2009	2010
	(in thousands)
Interest on:
FHLBA long-term debt	$2,789	$2,789	$2,789	$2,789	$2,789
Junior subordinated debt	1,088	1,088	1,088	1,088	1,088

	$3,877	$3,877	$3,877	$3,877	$3,877

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

The following is a discussion of the Company’s current cash flows and liquidity. The Company experienced an approximate $8.5 million decrease in cash and cash equivalents during 2005, due primarily to cash used by investing activities. Cash provided by operating activities during 2005 was $3.3 million, compared to $2.0 million and $6.7 million for the years ended December 31, 2004 and December 31, 2003, respectively. Investing activities used cash of $32.0 million during 2005, mostly through loan origination net of principal collections. Financing activities provided $20.3 million of cash and cash equivalents during 2005, compared to its providing of $0.3 million and $3.2 million during 2004 and 2003, respectively. Certificates of deposits increased $9.5 million during 2005, but this was more than offset by decreases in cash from the growth of demand deposits, NOW deposits, and other savings deposits totaling $19.5 million. The issuance of common stock (from both the capital raise in 2004 and stock options exercised in 2004 and 2005), net of transaction costs brought cash inflow of $1.2 million and $8.5 million in 2005 and 2004, respectively and an increase in long-term debt provided $29.2 million of cash flows from financing activities.

Community Bank represents the Company’s principal operating subsidiary and source of cash. Dividends paid by Community Bank historically have been the primary source of funds available to the Company to pay expenses, service debt and pay dividends to stockholders. Generally, the Federal Reserve Act, Section 23A, limits loans and extensions of credit from banks to their affiliated holding companies. The Company also receives cash from its subsidiaries for its portion of tax benefit on intercompany income tax settlements. The intercompany tax settlements, however, are only possible if the subsidiaries generate taxable income sufficient to pay income taxes. Community Bank does not pay the Company a management fee.

In addition to debt service, as described above, the Company also will expend capital to settle, resolve and pay legal and other professionals to assist it in defending against, the litigation to which it presently is subject, as described in Note 16 to the Company’s consolidated financial statements included in this report. The Company also may apply cash to maintain and improve capital levels at the parent Company and at each subsidiary, as described below under “Capital Resources.” The Company also may use cash if it determines to review and possibly sell any of its branches that do not contribute to the Company’s improved operations, or if it determines to resolve its non-performing assets.

At the end of 2003, the Company’s management evaluated various alternatives to improve its cash flows, liquidity, and capital position. Since the Bank could not make payments to the Company without prior regulatory approval, the Company had relied, since April 2001, upon income tax refunds to fund its obligations. Such refunds resulted from carrybacks to prior years. Accordingly, to pay its ordinary expenses, as well as debt service requirements and the expenses of litigation and restructuring, it was determined the Company needed additional capital. In addition, management believed, that as part of its plan to restore Community Bank’s profitability and grow in its core markets, it needed capital in order to dispose of other real estate owned and non-performing assets, to rationalize and/or sell certain branches and to refinance or repay approximately $3.2 million of long-term indebtedness. Management believed that new capital was needed for these purposes.

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

In connection with the offering, the Company entered into an engagement letter with FIG Partners, L.L.C., and Burke Capital Group, L.L.C., pursuant to which they agreed to serve as placement agent for the offering, and the Company agreed to grant, upon the closing of the offering, a warrant to purchase shares of the Company’s common stock. In connection with the closing of the offering on February 20, 2004, the Company granted FIG Partners a warrant to purchase up to 140,187 shares of the Company’s common stock at an exercise price of $5.89 per share. The warrant expires on February 20, 2008, and, until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

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

As of December 31, 2005, the Company had used an additional $0.1 million of the net proceeds from the offering to further capitalize Community Funding to support its operations. In addition, the Company has used and will continue to use any remaining proceeds from this offering for general corporate purposes and other capital needs, in each case as permitted by the Company’s regulatory authorities and as determined by the Company’s Board of Directors and/or management to be in the best interests of the Company and its stockholders.

Capital

The Company’s total stockholders’ equity at December 31, 2005 was 7.74% of total assets, as compared to 7.71% at December 31, 2004 and 6.32% at December 31, 2003. The increase in 2005 is primarily a result of net income which reduced the Company’s retained deficit. The increase in 2004 was primarily due to capital raised in early 2004.

The following table summarizes the equity-to assets and dividend payout ratios for each of the last three years:

CAPITAL GROWTH RATIOS

	Years ended December 31,
	2005	2004	2003
Dividend payout ratio	0%	0%	0%
Average equity to average assets ratio	7.91	8.53	6.64

The Company’s return on average assets ratio, which is computed by dividing net income (loss) by average assets was 0.30%, 0.00% and (2.35)% for 2005, 2004 and 2003, respectively. The Company’s return on average equity ratio, which is computed by dividing net income (loss) by average stockholders’ equity, was 3.80%, representing an increase from 0.01% for 2004 due to net income of $1.6 million. The increase in 2004 from (35.42)% for 2003 was due to the break even in earnings compared to a net loss of $13.1 million in 2003.

The Company’s dividend payout ratio is determined by dividing the dividends per share by the basic net earnings or loss per share for the relevant period. The Company did not pay dividends in 2005, 2004 or 2003, and, therefore, the payout ratio remained zero.

The Company’s average equity to average assets ratio, which is computed by dividing average stockholders’ equity by average assets, is presented above. The decrease in 2005 resulted from a 7.5% decrease in average equity and a 0.3% decrease in average assets, while the increase in 2004 resulted from a 26.8% increase in average stockholders’ equity, while average assets decreased by 1.2%.

In addition, the Company must satisfy the capital requirements established by the Company’s regulatory authorities, as described under “Business – Our Regulatory Environment” and “— Our Current Regulatory Restrictions.”

RESULTS OF OPERATIONS

Net Income and Earnings per Share

For the year ended December 31, 2005, the Company had net income of $1.6 million which was a $1.6 million increase over 2004 and consisted of the following:

•	an increase of $1.1 million in net interest income, primarily due to higher levels of loans, resulting from the Company’s loan production efforts, as well as a higher interest rate environment;

•	a decrease of $0.2 million in the provision for loan losses, reflecting the Company’s continued improvement in asset quality;

•	an increase in noninterest income of $0.5 million as a result of the settlement of certain litigation and resulting in a $0.6 million payment to the Company;

•	a decrease of $0.4 million in noninterest expenses despite expansion into new markets due to: (i) decreased professional fees associated with continued litigation and regulatory issues the Company was confronting, (ii) decreased foreclosed assets and related costs, as the Company successfully disposed of foreclosed assets, (iii) declines in salaries and benefits, and (iv) declines in insurance costs; and

•	an increase in taxes of $0.6 million as a result of increased net income before taxes.

The Company’s net income broke even for 2004 and represented an increase of $13.1 million from its net loss of $13.1 million for 2003. When stated as changes in basic earnings (losses) per share, the basic earnings per share for the Company in 2004 was $0.00, an increase of $2.79 from the 2003 basic loss per share of $(2.79). There are various factors contributing to the $13.1 million increase in 2004, including positive changes such as:

•	a decrease of $11.7 million in noninterest expenses due to: (i) significant reductions in professional fees in 2004; (ii) decreased foreclosed assets and related costs in 2004 resulting from addressing identified problems in our loan portfolio; (iii) impairments on fixed assets recorded in 2003 as part of the Company’s branch rationalization decisions, and (iv) losses that were realized on certain pending litigation matters in 2003; and

•	a decrease of a $10.4 million in the provision for loan losses, reflecting our significant improvement in asset quality.

The above positive results were somewhat offset by negative factors including:

•	a decrease in noninterest income of $0.2 million as a result of a $0.9 million decrease in securities gains of which were mostly offset by increases in service charges and other noninterest income items;

•	a decline of $0.5 million in net interest income occurred in 2004, primarily due to: (i) lower levels of earning assets, resulting from the Company’s sale of sub-par and delinquent assets, as well as charge-offs, and (ii) lower yields on earning assets due to: (x) loans repricing at lower rates and (y) increased levels of investment securities, which typically have lower yields than loans; and

•	a decrease in tax benefits recognized of $8.3 million.

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

Net interest income for 2005 increased approximately $1.1 million, or 6.4%, to approximately $18.4 million from approximately $17.3 million in 2004, compared to a decrease of approximately $1.1 million, or 6.0%, during 2004 from approximately $18.4 million in 2003. The increase in net interest income for 2005 was a result of an increase in interest income due to higher volumes of loans, and higher rates earned on assets, offset by increases in interest expense as a result of higher rates paid on those liabilities. The “Rate/Volume Variance Analysis” provided on the following pages contains additional information regarding changes in the Company’s interest income, interest expense and net interest income due to changes in average balances and rates.

The Company’s interest income for 2005 increased approximately $2.2 million, or 7.3%, to $32.4 million in 2005 from $30.2 million in 2004. This increase was due to higher average balances of loans which earn more yield, versus securities and higher rates during 2005.

Rate increases accounted for 95.7% of the increase in interest income. For the year ended December 31, 2005, the Company experienced interest income on loans of $26.2 million, which was an 8.3% increase from the interest income on loans in 2004 of $24.2 million. Interest income for the year ended December 31, 2004 was $30.2 million, representing a decrease of $2.4 million, or 7.4%, from interest income during 2003. This decrease was due to a decrease of 46 basis points in the yield on average earning assets during 2004 together with a decrease of $2.3 million in the volume of average earning assets. Volume attributed to 23.8% of the decrease in interest income for 2004, while rate attributed to 76.2%.

During 2005, the Company’s interest expense increased approximately $1.0 million, or 7.8%, to approximately $13.9 million from approximately $12.9 million in 2004. Interest-bearing deposits are the major component of the Company’s interest-bearing liabilities, representing 85.8% in 2005, 87.8% in 2004 and 87.7% in 2003 of average total interest-bearing liabilities outstanding. Average interest-bearing deposits outstanding decreased in both 2004 and 2005 by $14.2 million and $10.5 million, respectively, and the rate paid on these average balances reflected an increase of 37 basis points during 2005 and a decrease of 22 basis points during 2004. For the year ended December 31, 2004, the Company’s interest expense totaled $12.9 million, representing a decrease of $1.4 million from the interest expense incurred during 2003. This decrease resulted from a 3.7% decrease in average interest-bearing liabilities outstanding during 2004 due to lower levels of time deposits and other long-term debt, coupled with a decrease in the average rate paid on interest-bearing liabilities during 2004 of 19 basis points due to time deposits repricing at lower rates. The decrease in interest expense on long-term debt during 2005 was in most part the result of our payment of all deferred interest on the Company’s junior subordinated debt in 2004. Interest expense was high on junior subordinated debt in 2004 at an average cost of 12.60% due to the fact that the Company was accruing interest on interest. On September 8, 2004, the Company paid all deferred and accrued interest and during 2005 that cost is in line with the debt instrument’s stated rate of 10.875% at an average yield of 10.51%.

The trend in net interest income is also evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on the Company’s earning assets, is computed by dividing net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for funds used to support those earning assets, including both interest-bearing and noninterest-bearing sources. The Company’s net interest margin for 2005 was 3.84%, compared to 3.56% and 3.76% for 2004 and 2003, respectively. The main factor contributing to the increase in the net interest margin for 2005 was an improved balance sheet mix which was accomplished by reinvesting securities cash flows into higher yielding loans and shifting deposits from interest-bearing to noninterest-bearing.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a more direct perspective to the effect of market interest rate movements. The net interest spread in 2005 was 3.53%, an increase of 27 basis points from 2004, primarily as a result of a larger increase in asset yields than the increase in rates paid on deposits. The net interest spread for 2004 decreased 27 basis points to 3.26% from the Company’s 2003 spread of 3.53% as the cost of interest-bearing sources of funds decreased only 19 basis points, but the yield on earning assets decreased 46 basis points. See the tables following in this section entitled “Consolidated Average Balances, Interest Income/Expenses and Yields/Rates” and “Rate/Volume Variance Analysis” for more information.

The following tabulation presents certain net interest income data without modification for assumed tax equivalency:

	Years ended December 31,
	2005	2004 (restated)	2003	2002	2001
Rate earned on earning assets	6.74%	6.22%	6.68%	7.73%	8.95%
Rate paid on borrowed funds	3.21	2.96	3.15	3.66	5.23
Interest rate spread	3.53	3.26	3.53	4.07	3.72
Net interest margin	3.84	3.56	3.76	4.47	4.31

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

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

	Years ended December 31,
	2005			2004 (restated)			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Earning assets:
Loans, (1)(2)	$321,190	$26,201	8.16%	$312,876	$24,176	7.73%	$330,941	$26,971	8.15%
Investment securities:
Taxable	141,805	5,330	3.76	147,289	5,374	3.65	123,402	4,861	3.94
Tax-exempt	1,419	70	4.93	5,560	284	5.11	6,680	342	5.12

Total investment securities	143,224	5,400	3.77	152,849	5,658	3.70	130,082	5,203	4.00
Other interest-bearing assets	4,502	366	8.13	8,185	236	2.87	3,252	198	6.09
Federal funds sold	11,034	390	3.53	11,949	156	1.31	23,952	255	1.06

Total earning assets	479,950	32,357	6.74	485,859	30,226	6.22	488,227	32,627	6.68
Noninterest-bearing assets:
Cash and due from banks	18,254			27,779			28,315
Premises and equipment	22,585			21,678			24,456
Accrued interest and other assets	32,220			26,098			26,544
Allowance for loan losses	(4,649)			(11,598)			(10,951)

Total assets	$548,360			$549,816			$556,591

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Demand deposits	$103,190	2,223	2.15%	$106,743	2,026	1.90	$86,053	1,391	1.62
Savings deposits	64,542	873	1.35	71,102	997	1.40	63,464	930	1.47
Time deposits	204,432	7,145	3.50	204,893	6,092	2.97	247,417	8,017	3.24

	372,164	10,241	2.75	382,738	9,115	2.38	396,934	10,338	2.60
Short-term borrowings	535	9	1.68	364	4	1.10	365	3	0.82
FHLBA long-term debt	46,948	2,356	5.02	38,000	2,291	6.03	38,000	2,285	6.01
Capitalized lease obligations	3,869	242	6.25	3,937	169	4.29	4,020	166	4.13
Junior subordinated debt	10,310	1,084	10.51	10,282	1,296	12.60	10,000	1,283	12.83
Other long-term debt	—	2	—	798	50	6.27	3,369	190	5.64

Total interest-bearing liabilities	433,826	13,934	3.21	436,119	12,925	2.96	452,688	14,265	3.15

Noninterest-bearing liabilities:
Demand deposits	67,292			61,872			55,463
Accrued interest and other liabilities	3,849			4,922			11,456
Stockholders’ equity	43,393			46,903			36,984

Total liabilities and stockholders’ equity	$548,360			$549,816			$556,591

Net interest income/net interest spread		$18,423	3.53%		$17,301	3.26%		$18,362	3.53%

Net interest margin			3.84%			3.56%			3.76%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Income on loans, net of unearned income, includes loan fees.

RATE/VOLUME VARIANCE ANALYSIS

	Average Volume			Change in Volume		Average Rate
	2005	2004 (restated)	2003	2005-2004	2004-2003 (restated)	2005	2004 (restated)	2003
	(dollars in thousands)
Earning Assets:
Loans	$321,190	$312,876	$330,941	$8,314	$(18,065)	8.16%	7.73%	8.15%
Investment securities:
Taxable	141,805	147,289	123,402	(5,484)	23,887	3.76	3.65	3.94
Tax-exempt	1,419	5,560	6,680	(4,141)	(1,120)	4.93	5.11	5.12

Total investment securities	143,224	152,849	130,082	(9,625)	22,767	3.77	3.70	4.00
Other interest-bearing assets	4,502	8,185	3,252	(3,683)	4,933	8.13	2.87	6.09
Federal funds sold	11,034	11,949	23,952	(915)	(12,003)	3.53	1.31	1.06

Total earning assets	$479,950	$485,859	$488,227	$(5,909)	$(2,368)	6.74	6.22	6.68

Interest-bearing Liabilities:
Deposits:
Demand	$103,190	$106,743	$86,053	$(3,553)	$20,690	2.15	1.90	1.62
Savings	64,542	71,102	63,464	(6,560)	7,638	1.35	1.40	1.47
Time	204,432	204,893	247,417	(461)	(42,524)	3.50	2.97	3.24

Total interest-bearing deposits	372,164	382,738	396,934	(10,574)	(14,196)	2.75	2.38	2.60
Short-term borrowings	535	364	365	171	(1)	1.68	1.10	0.82
FHLBA long-term debt	46,948	38,000	38,000	8,948	—	5.02	6.03	6.01
Capitalized lease obligations	3,869	3,937	4,020	(68)	(83)	6.25	4.29	4.13
Junior subordinated debt	10,310	10,282	10,000	28	282	10.51	12.60	12.83
Other long-term debt	—	798	3,369	(798)	(2,571)	—	6.27	5.64

Total interest-bearing liabilities	$433,826	$436,119	$452,688	$(2,293)	$(16,569)	3.21	2.96	3.15

Net interest spread						3.53%	3.26%	3.53%

Net interest margin						3.84%	3.56%	3.76%

						Variance Attributed to (1)
	Interest Income/Expense			Variance		2005		2004 (restated)
	2005	2004 (restated)	2003	2005-2004	2004-2003 (restated)
						Volume	Rate	Volume	Rate
	(dollars in thousands)
Earning Assets:
Loans	$26,201	$24,176	$26,971	$2,025	$(2,795)	$655	$1,370	$(1,438)	$(1,357)
Investment securities:
Taxable	5,330	5,374	4,861	(44)	513	(203)	159	891	(378)
Tax-exempt	70	284	342	(214)	(58)	(204)	(10)	(57)	(1)

Total investment securities	5,400	5,658	5,203	(258)	455	(407)	149	834	(379)
Other interest-bearing assets	366	236	198	130	38	(144)	274	183	(145)
Federal funds sold	390	156	255	234	(99)	(13)	247	(149)	50

Total earning assets	32,357	30,226	32,627	2,131	(2,401)	91	2,040	(571)	(1,830)

Interest-bearing Liabilities:
Deposits:
Demand	2,223	2,026	1,391	197	635	(68)	265	369	266
Savings	873	997	930	(124)	67	(89)	(35)	112	(45)
Time	7,145	6,092	8,017	1,053	(1,925)	(14)	1,067	(1,296)	(629)

Total interest-bearing deposits	10,241	9,115	10,338	1,126	(1,223)	(171)	1,297	(815)	(408)
Short-term borrowings	9	4	3	5	1	2	3	—	1
FHLBA long-term debt	2,356	2,291	2,285	65	6	487	(422)	—	6
Capitalized lease obligations	242	169	166	73	3	(3)	76	(3)	6
Junior subordinated debt	1,084	1,296	1,283	(212)	13	2	(214)	36	(23)
Other long-term debt	2	50	190	(48)	(140)	(48)	—	(159)	19

Total interest-bearing liabilities	13,934	12,925	14,265	1,009	(1,340)	269	740	(941)	(399)

Net interest income	$18,423	$17,301	$18,362	$1,122	$(1,061)	$(178)	$1,300	$370	$(1,431)

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio, and is inherently subjective and subject to change. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level believed adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank’s Director of Risk Management and presented to the Board of Directors on a monthly basis. In addition, the Bank has a loan review specialist on staff that reviews the quality of the loan portfolio on an ongoing basis.

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

At December 31, 2005, the Company’s allowance for loan losses was $4.7 million, representing an increase of $0.1 million, or 2.2%, from the allowance at December 31, 2004. At December 31, 2004, the allowance for loan losses was $4.6 million, which represented a decrease of $9.8 million, or 68.1%, from the December 31, 2003 amount of $14.4 million. The Company increased its allowance for loan losses during 2003 primarily due to management’s decision to maintain the allowance at a level it deemed appropriate to cover potential loan losses. This is reflective in the provision for loan losses of $11.4 million made by the Company in 2003 and 2002, respectively. Management continues to make provisions for current losses in the Company’s loan portfolio, as well as for any other deterioration in loans identified. The provision for loan losses in 2005 was $0.8 million. During 2004 and 2005, provisions decreased greatly as losses had previously been reserved for in 2003 and the Company sold most of its poor quality loans, thus eliminating the respective reserve required on those loans. This also decreased the levels of allowance for loan losses to total loans at December 31, 2004 and 2005. As a percentage of total loans, net of unearned income, the allowance for loan losses decreased to 1.41% at December 31, 2005, compared to 1.54% at December 31, 2004, and 4.54% at December 31, 2003. Management believes that the Company’s allowance for loan losses at December 31, 2005 is adequate; however, no assurance can be given that additional losses may not occur or that additional provisions to the allowance for loan losses will not be necessary.

A provision for loan losses is charged against current earnings for the Company for any given period. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio. The provision for loan losses was $0.8 million, $1.0 million and $11.4 million in 2005, 2004 and 2003, respectively. This represented a decrease of $0.2 million, or 20.0%, in 2005, and a decrease of $10.4 million, or 91.2%, in 2004. The provision for loan loss increased in 2003 as a result of management’s determination that increased levels of provision were necessary based on its assessment of the quality of the loan portfolio and inherent losses within the portfolio.

Loan charge-offs exceeded recoveries for the Company by $0.7 million in 2005, a 93.5% decrease from the excess experienced in 2004. The excess of loan charge-offs over recoveries during 2004 amounted to $10.7 million, which represented an increase of 57.4% from the excess of $6.8 million experienced during 2003. The high levels of loan charge-offs during 2004 occurred for several reasons. First, charge-offs of $4.1 million resulted from loan sales as loans designated to be sold were written down to the bid price received from the purchaser. Second, a charge-off of $2.2 million resulted from the foreclosure of Heritage Valley Farms, the property securing the real estate loan to our former Chairman, Kennon R. Patterson, Sr. The remaining $4.4 million was from normal charge-offs, and was lower than in prior years. Net charge-offs for 2005 were lower since poor quality loans were sold in 2004. We expect this trend to continue; however, we make no assurance that this will be the case.

The following table sets forth certain information with respect to the Company’s loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 2005:

SUMMARY OF LOAN LOSS EXPERIENCE

	2005	2004	2003	2002	2001
	(in thousands)
Allowance for loan losses at beginning of period	$4,625	$14,358	$9,784	$7,292	$7,107
Loans charged off:
Commercial, financial and agricultural	(78)	(3,888)	(1,203)	(2,033)	(1,056)
Real estate - mortgage	(284)	(6,046)	(2,629)	(1,106)	(726)
Consumer	(1,282)	(2,226)	(3,439)	(4,169)	(4,785)

Total loans charged off	(1,644)	(12,160)	(7,271)	(7,308)	(6,567)

Recoveries on loans previously charged off:
Commercial, financial and agricultural	20	517	60	44	7
Real estate - mortgage	642	272	26	57	40
Consumer	297	651	378	343	391

Total recoveries	959	1,440	464	444	438

Net loans charged off	(685)	(10,720)	(6,807)	(6,864)	(6,129)
Reserves (sold) acquired through (branch divestitures) acquisitions	—	—	—	(752)	—
Provision for loan losses included in continuing operations	796	987	11,381	10,033	6,096
Provision for loan losses included in discontinued operations	—	—	—	75	218

Allowance for loan losses at end of period	$4,736	$4,625	$14,358	$9,784	$7,292

Loans at end of period	$336,462	$300,380	$316,207	$359,184	$501,519

Average loans, net of unearned income, outstanding for the period (*)	$321,190	$312,876	$330,941	$419,337	$516,954

	2005	2004	2003	2002	2001
Ratios:
Allowance for loan losses to loans, net of unearned income, at end of period	1.41%	1.54%	4.54%	2.72%	1.45%
Allowance for loan losses at end of period to average loans, net of unearned income (*)	1.47	1.48	4.34	2.33	1.41
Net charge-offs to average loans, net of unearned income (*)	0.21	3.43	2.06	1.64	1.19
Net charge-offs to allowance for loan losses, at end of period	14.46	231.78	47.41	70.16	84.05
Recoveries to prior year charge-offs	7.89	19.80	6.35	6.76	8.67

(*)	Average loans, for this purpose, include those associated with discontinued operations.

Management allocated the allowance for loan losses to specific loan classes, as of the dates indicated, as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2005		2004		2003		2002		2001
	(dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Domestic loans
Commercial, financial and agricultural (1)	$474	10%	$509	11%	$2,297	16%	$2,678	27%	$802	11%
Real estate - mortgage	3,457	73	3,006	65	5,456	38	3,696	38	583	8
Consumer	805	17	1,110	24	6,605	46	3,410	35	5,907	81

	$4,736	100%	$4,625	100%	$14,358	100%	$9,784	100%	$7,292	100%

(1)	Includes commercial loans secured by real estate.

Management believes that the $4.7 million allowance for loan losses at December 31, 2005, (representing 1.41% of total outstanding loans), was adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances, generally, including current economic events, or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provisions to the allowance for loan losses.

The ratio of allowance for loan losses to total nonperforming assets decreased slightly to 34.28% at December 31, 2005 from 36.22% of total nonperforming assets, due to a $1.0 million increase in nonperforming assets caused by an increase in nonaccrual loans. This ratio also decreased during 2004, from 59.62% at December 31, 2003. The decrease in this ratio for 2004 resulted from the decrease in the Company’s allowance for loan losses. The ratio of total nonperforming loans to total loans, net of unearned income, was 1.08% at December 31, 2005, an increase from 0.55% at December 31, 2004, due again to an increased level of nonaccrual loans. The Company’s policy is to place a loan on nonaccrual status when bankruptcy is filed and the Company experienced an increase in bankruptcies in the fourth quarter of 2005 after bankruptcy laws changed which incented consumers to accelerate filings for bankruptcy. The ratio of total nonperforming loans to total loans, net of unearned income, was 5.42% at December 31, 2003. The ratio of total nonperforming assets to total assets was 2.41% at December 31, 2005, a slight increase from the ratio at December 31, 2004 of 2.31%, also primarily due to the nonaccrual loan increase. The ratio of total nonperforming assets to total assets was 4.31% at year end 2003. There were no concentrations of loans exceeding 10% of total loans, which are not otherwise disclosed as a category of loans at December 31, 2005, 2004 and 2003. See “Financial Condition – Nonperforming Assets and Past Due Loans” above for further discussion and detail.

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

During 2005, the Company’s noninterest income was $7.0 million, representing an increase of $0.5 million, or 8.8%, from the noninterest income experienced by the Company in 2004. Noninterest income during 2004 decreased $0.3 million, or 3.8%, from 2003. The increase in 2005 primarily resulted from an increase in other operating income which included a $0.6 million payment to the Company as settlement of certain litigation. The decrease in 2004 from 2003 resulted primarily from a decline in net securities gains or losses. Service charges on deposit accounts increased 4.2% in 2005 and 8.7% during 2004. These increases were attributable to insufficient check charges as the Company implemented a courtesy overdraft program in early 2004 and also increased various fees in 2005. The courtesy overdraft program is designed to pay customers’ insufficient funds checks rather than returning them while at the same time collecting a fee for that service. Trading gains or losses and net settlements on economic hedges were ($0.3) million in 2005 and $11,000 in 2004 and were attributable to an interest rate swap on a pool of certificates of deposit that did not qualify for hedge accounting. The Company currently intends to hold the swap until it matures on June 8, 2007 and therefore expects to recoup all losses resulting from the change in fair market value until that date notwithstanding quarterly fluctuations. The swap will mature at a fair market value of zero. Debt cancellation fees remained negative in 2005, as a result of the Company’s no longer selling debt cancellation, but rather credit life insurance. The ($24,000) in 2005 and the ($54,000) in 2004 resulted from refunds of previously collected fees on loans paid off prior to maturity. Other operating income comprised of various other service fees as well as the litigation settlement mentioned above for 2005 increased 67.6% in 2005, and increased 21.4% in 2004. The 2004 other operating income includes a $0.5 million settlement to Community Bank in the fidelity bond litigation. Other operating income for 2003 includes a $0.1 million sign-on bonus from Community Bank’s check order provider that was not reoccurring income.

NONINTEREST INCOME

	Years ended December 31,			Percent Change
	2005	2004 (restated)	2003	2005/2004	2004/2003 (restated)
	(in thousands)
Service charges on deposits	$2,957	$2,837	$2,611	4.2%	8.7%
Insurance commissions	2,173	2,211	1,765	(1.7)	25.3
Securities gains (losses), net	(41)	193	1,103	(121.2)	(82.5)
Trading gains (losses) and net settlements on economic hedges	(281)	11	—	(2,654.6)	100.0
Bank club dues	281	350	409	(19.7)	(14.4)
Debt cancellation fees	(24)	(54)	80	55.6	(167.5)
Gain on sale of branch	427	—	—	100.0	—
Other operating income	1,550	925	762	67.6	21.4

	$7,042	$6,473	$6,730	8.8	(3.8)

Noninterest Expenses

Noninterest expenses dropped slightly (1.8%) in 2005 as compared to 2004. Almost every category of noninterest expenses improved during 2005 from 2004 levels. Salaries and benefits expenses are down $0.5 million or 4.0% in 2005 as a result of declines in salary, and in benefit costs. This was achieved even as we expanded our Company into Huntsville, Alabama and purchased a mortgage company. A slight increase of $0.2 million in furniture and equipment expenses was due to the Company’s increased investment in technology during the past year. Foreclosed assets, net, disposal or impairment of assets and litigation expenses have all decreased at levels well above 30% from 2004. In 2005, legal fees declined $0.4 million while other professional service increased by $0.3 million, or 66%. We believe that legal fees should decrease further in the future as the Company experiences reductions in pending litigation. This increase in other professional services during 2005 are nonrecurring expenses where the Company hired consultants to advise on certain operating strategies. Holding cost on foreclosed assets remained level at $0.3 million for both 2005 and 2004. This expense should decrease significantly as the Company was able to sell Heritage Valley Farms early in 2006.

Noninterest expenses in 2004 improved significantly, down $12.4 million, or 35.0% from the high levels experienced in 2003. Salaries and benefits expenses were down $1.6 million or 12.4% in 2004 as a result of slight declines in salary, but significant declines in benefit costs. The Company froze its defined benefit plan on December 31, 2003 and implemented a more cost effective 401(k) plan, saving the Company in excess of $0.6 million annually. Expenses related to the Company’s ESOP were reduced in 2004 by more than $0.4 million from 2003. During 2003, the Company was required to make increased contributions to the ESOP related to the pay-out of benefits to terminated employees. Occupancy and furniture and equipment expenses remained relatively stable from 2003 to 2004 despite the Company’s increased investment in technology during the past year. Foreclosed assets, net, disposal or impairment of assets and litigation expenses have all decreased at levels well above 80% from 2003. During 2003, the Company expensed significant amounts related to writedowns in values of other real estate owned. The Company also recognized impairment losses during 2003 of $1.6 million on three office buildings and outdated equipment as it evaluated its investment in fixed assets. Litigation expenses were high in 2003 as the Company reasonably estimated and recognized expenses on potential settlements that it determined probable to settle. In 2004, legal fees and other professional services declined $1.6 million and $1.2 million, respectively, as the Company incurred significant fees in 2003 due to regulatory orders and pending litigation.

Noninterest expenses and the percent changes therein for 2005, 2004 and 2003 are shown in the following table.

NONINTEREST EXPENSES

	Years ended December 31,			Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(in thousands)
Salaries and employee benefits	$10,922	$11,378	$12,983	(4.0)%	(12.4)%
Occupancy	2,169	2,283	2,350	(5.0)	(2.9)
Furniture and equipment	1,692	1,548	1,542	9.3	0.4
Director and committee fees	376	369	468	1.9	(21.2)
Foreclosed assets, net	390	590	3,309	(33.9)	(82.2)
Disposal or impairment of assets	149	246	2,051	(39.4)	(88.0)
Litigation, fraud, burglary	242	47	2,537	414.9	(98.1)
Amortization of intangibles-other	79	79	79	—	—
Insurance	1,070	1,231	1,239	(13.1)	(0.6)
Legal fees	663	1,099	2,687	(39.7)	(59.1)
Other professional services	832	501	1,711	66.1	(70.7)
Supplies	522	526	572	(0.8)	(8.0)
Postage	277	307	295	(9.8)	4.1
Courier services	298	304	314	(2.0)	(3.2)
Telephone and data communications	801	853	691	(6.1)	23.4
Marketing, public relations, business development	723	529	564	36.7	(6.2)
Holding cost on foreclosed assets	301	328	297	(8.2)	10.4
Other	1,092	803	1,709	36.0	(53.0)

	$22,598	$23,021	$35,398	(1.8)	(35.0)

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the Company’s assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates. During 2005, the prime interest rate increased 200 basis points to 7.25% at December 31, 2005 from 5.25% at December 31, 2004.

In addition, inflation results in an increased cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect the liquidity and earnings of our commercial banking and mortgage banking businesses, and our stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and increased interest rates would likely reduce our earnings from such activities. Although earnings from the sale of residential mortgage loans in the secondary market have been insignificant to the Company’s earnings over the past two years, the income from the sale of residential mortgage loans in the secondary market could be reduced by inflationary effects and we are more susceptible to this since our purchase of American Family Mortgage, LLC.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2005	2004
	(in thousands)
Commitments to grant loans	$27,416	$24,026
Standby letters of credit	1,149	465

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Almost all letters-of-credit issued by the Company have expiration dates within one year, but the majority are automatically renewable for the beneficiary. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company occasionally holds collateral supporting those commitments, and at December 31, 2005 and 2004 such collateral amounted to $0.9 million and $0.1 million, respectively.

Contractual Obligations

The table below shows the Company’s future contractual obligations as of December 31, 2005 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
FHLBA long-term debt	$67,200	$—	$—	$—	$67,200
Junior subordinated debt	10,310	—	—	—	10,310
Capitalized lease obligations	8,231	336	672	672	6,551
Operating lease obligations	1,719	435	622	362	300

Total	$87,460	$771	$1,294	$1,034	$84,361

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The estimated impact on Community Bank’s net interest income sensitivity over a one year time horizon at December 31, 2005 follows. Such analysis assumes an immediate and proportional shift in interest rates and assumes interest-bearing transaction accounts will reprice immediately.

INTEREST RATE SENSITIVITY

	-100 Basis Points	Level	+100 Basis Points
	(dollars in thousands)
December 31, 2005:
Prime rate	6.25	7.25	8.25

Interest income	$37,229	$39,281	$41,153
Interest expense	17,808	19,190	20,571

Net interest income	$19,421	$20,091	$20,582

Dollar change from level	$(670)		$491
Percentage change from level	(3.33)%		2.44%

December 31, 2004:
Prime rate	4.25	5.25	6.25

Interest income	$28,337	$29,896	$31,294
Interest expense	13,562	14,986	16,411

Net interest income	$14,775	$14,910	$14,883

Dollar change from level	$(135)		$(27)
Percentage change from level	(0.90)%		(0.18)%

As shown above, in a 100 basis point rising rate environment net interest income is projected to increase $0.5 million or 2.44% and in a 100 basis point falling rate environment, the net interest margin is projected to decrease $0.7 million or 3.33%. These percent changes from a level rate scenario fall comfortably within Community Bank’s ALCO policy limit of 10.00%.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below:

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Community Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Community Bancshares, Inc. and subsidiaries (the Company), as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company has restated its 2004 consolidated financial statements.

Montgomery, Alabama

March 31, 2006

C ommunity Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2005	2004 (restated)
	(in thousands)
Assets
Cash and due from banks	$16,425	$33,669
Interest-bearing deposits in banks	2,235	5,368
Federal funds sold	25,356	13,475

Cash and cash equivalents	44,016	52,512
Securities available for sale	136,405	147,168
Loans held for sale	1,005	—
Loans, net of allowance for loan losses of $4,736 and $4,625	331,726	295,755
Capitalized lease receivable	2,765	2,864
Accrued interest receivable	3,392	2,766
Premises and equipment, net	22,558	21,178
Goodwill and other intangible assets, net	2,991	2,366
Other real estate owned	10,185	11,126
Deferred income tax assets	14,554	14,005
Other assets	2,871	3,799

Total assets	$572,468	$553,539

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$71,420	$70,280
Interest-bearing	367,484	378,635

Total deposits	438,904	448,915
Other short-term borrowings	521	621
FHLBA debt	67,200	38,000
Capitalized lease obligations	3,845	3,893
Junior subordinated debentures	10,310	10,310
Accrued interest payable	2,166	1,730
Other liabilities	5,189	7,366

Total liabilities	528,135	510,835

Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity
Preferred stock (par value $.10 per share; 200,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.10 per share; 20,000,000 shares authorized; 8,927,975 and 8,701,162 shares issued as of December 31, 2005 and 2004, respectively; 2,191,897 shares are exchangeable)	893	870
Additional paid-in-capital	50,420	49,162
Stock options and warrant	278	243
Treasury common stock, at cost (104,955 and 99,869 shares, as of December 31, 2005 and 2004, respectively)	(1,021)	(981)
Accumulated deficit	(423)	(2,072)
Unearned ESOP common stock (89,954 and 106,092 shares as of December 31, 2005 and 2004, respectively)	(1,409)	(1,571)
Accumulated other comprehensive loss	(4,405)	(2,947)

Total stockholders’ equity	44,333	42,704

Total liabilities and stockholders’ equity	$572,468	$553,539

See accompanying summary of accounting policies and notes to consolidated financial statements

C ommunity Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31,
	2005	2004 (restated)	2003
	(in thousands, except per share data)
Interest income:
Loans, including fees	$26,201	$24,176	$26,971
Interest on investment securities:
Taxable securities	5,330	5,374	4,861
Tax-exempt securities	70	284	342
Federal funds sold	390	156	255
Other	366	236	198

Total interest income	32,357	30,226	32,627

Interest expense:
Deposits	10,241	9,115	10,338
Short-term borrowings	9	4	3
FHLBA debt	2,356	2,291	2,285
Capitalized lease obligations	242	169	166
Junior subordinated debentures	1,084	1,296	1,283
Other long-term debt	2	50	190

Total interest expense	13,934	12,925	14,265

Net interest income	18,423	17,301	18,362
Provision for loan losses	796	987	11,381

Net interest income, after provision for loan losses	17,627	16,314	6,981

Noninterest income:
Service charges on deposits	2,957	2,837	2,611
Insurance commissions	2,173	2,211	1,765
Bank club dues	281	350	409
Debt cancellation fees	(24)	(54)	80
Securities gains (losses), net	(41)	193	1,103
Trading gains (losses) and net settlements on economic hedges	(281)	11	—
Gain on sale of branch	427	—	—
Other	1,550	925	762

Total noninterest income	7,042	6,473	6,730

Noninterest expense:
Salaries and employee benefits	10,922	11,378	12,983
Occupancy	2,169	2,283	2,350
Furniture and equipment	1,692	1,548	1,542
Insurance	1,070	1,231	1,239
Director and committee fees	376	369	468
Professional services	1,495	1,600	4,398
Foreclosed assets, net	390	590	3,309
Disposal or impairment of assets, net	149	246	2,051
Litigation, fraud or burglary	242	47	2,537
Other	4,093	3,729	4,521

Total noninterest expense	22,598	23,021	35,398

Income (loss) before income taxes	2,071	(234)	(21,687)
Income taxes	(422)	238	8,587

Net income (loss)	$1,649	$4	$(13,100)

Net income (loss) per share:
Basic	$0.19	$—	$(2.79)

Diluted	$0.19	$—	$(2.79)

See accompanying summary of accounting policies and notes to consolidated financial statements

C ommunity Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2005, 2004 and 2003

(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Stock Options and Warrant	Treasury Common Stock	Accumulated Earnings (Deficit)	Unearned ESOP Common Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	4,810,089	$481	$30,807	$—	$(442)	$11,024	$(2,000)	$441	$40,311
Comprehensive income (loss):
Net loss - 2003	—	—	—	—		(13,100)	—		(13,100)
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—	—	—	—	—	(2,115)	(2,115)
Change in additional pension liability net of tax effect	—	—	—	—	—	—	—	9	9

Total comprehensive loss									(15,206)

Issuance of common stock at $5.35 per share	2,151,552	215	11,296	—	—	—	—	—	11,511
Common stock issuance costs	—	—	(1,146)	—	—	—	—	—	(1,146)
Common stock issued in lieu of cash paid for directors’ fees at $7.00 per share	17,030	2	118	—	—	—	—	—	120
Release of ESOP common stock	—	—	(78)	—	—	—	259	—	181
Treasury common stock acquired	—	—	—	—	(452)	—	—	—	(452)

Balance at December 31, 2003	6,978,671	698	40,997	—	(894)	(2,076)	(1,741)	(1,665)	35,319
Comprehensive income (loss):
Net income – 2004 (restated)	—	—	—	—	—	4	—	—	4
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	(796)	(796)
Change in additional pension liability net of tax effect	—	—	—	—	—	—	—	(486)	(486)

Total comprehensive loss (restated)									(1,278)

Issuance of common stock at $5.35 per share	1,586,771	159	8,331	—	—	—	—	—	8,490
Common stock issuance costs	—	—	(826)	243	—	—	—	—	(583)
Common stock options exercised	115,000	11	604	—	—	—	—	—	615
Common stock issued in lieu of cash paid for directors’ fees at $5.35 per share	20,720	2	108	—	—	—	—	—	110
Release of ESOP common stock	—	—	(52)	—	—	—	170	—	118
Treasury common stock acquired	—	—	—	—	(87)	—	—	—	(87)

Balance at December 31, 2004 (restated)	8,701,162	870	49,162	243	(981)	(2,072)	(1,571)	(2,947)	42,704
Comprehensive income (loss):
Net income - 2005	—	—	—	—	—	1,649	—	—	1,649
Change in fair value of cash flow hedge, net of tax								165	165

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Stock Options and Warrant	Treasury Common Stock	Accumulated Earnings (Deficit)	Unearned ESOP Common Stock	Accumulated Other Comprehensive Income (Loss)	Total
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax	—	—	—	—	—	—	—	(1,131)	(1,131)
Change in additional pension liability, net of tax	—	—	—	—	—	—	—	(492)	(492)

Total comprehensive income									191

Modification of stock options	—	—	—	35	—	—	—	—	35
Common stock options exercised	212,425	21	1,195	—	—	—	—	—	1,216
Common stock issued in lieu of cash paid for directors’ fees at $6.81 per share	14,388	2	97	—	—	—	—	—	99
Release of ESOP common stock	—	—	(34)	—	—	—	162	—	128
Treasury common stock acquired	—	—	—	—	(40)	—	—	—	(40)

Balance at December 31, 2005	8,927,975	$893	$50,420	$278	$(1,021)	$(423)	$(1,409)	$(4,405)	$44,333

See accompanying summary of accounting policies and notes to consolidated financial statements

C ommunity Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2005	2004 (restated)	2003
	(in thousands)
Operating activities:
Net income (loss)	$1,649	$4	$(13,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loans originated and held for sale	(30,384)	—	—
Loans sold from held for sale	29,379	—	—
Provision for loan losses	796	987	11,381
Depreciation and amortization	1,733	1,637	1,761
Net amortization of securities	904	890	999
Deferred tax (benefit) expense	422	(238)	(4,122)
Realized investment security (gains) losses	41	(193)	(1,103)
Fair value loss on economic hedge	217	288	—
Loss (gain) on sale or impairment of premises and equipment	(4)	(19)	1,731
Realized losses on foreclosed assets	390	590	3,309
(Increase) decrease in accrued interest receivable	(625)	495	1,109
Increase (decrease) in accrued interest payable	436	(2,519)	626
Other	(1,688)	(3,901)	4,123

Net cash provided by (used in) operating activities	3,266	(1,979)	6,714

Investing activities:
Proceeds from sales, calls and pay downs of securities available for sale	50,813	72,200	113,457
Proceeds from maturity of securities available for sale	5,000	—	18,400
Purchase of securities available for sale	(47,880)	(65,120)	(167,647)
Loan originations and principal collections, net	(36,859)	2,283	28,147
Proceeds from sale of premises and equipment	1,041	915	135
Purchased additions to foreclosed assets	—	(3,422)	—
Additions to premises and equipment	(4,231)	(836)	(1,047)
Purchase of business	(704)	—	—
Net proceeds from sale of foreclosed assets	801	3,291	3,323

Net cash provided by (used in) investing activities	(32,019)	9,311	(5,232)

Financing activities:
Net increase (decrease) in demand deposits, NOW accounts, savings and time open deposit accounts	(19,535)	15,547	47,201
Net decrease in certificates of deposit	9,524	(20,578)	(52,719)
Net increase (decrease) in short-term borrowings	(100)	21	(1,125)
Decrease in capitalized lease obligations	(48)	(83)	(82)
Increase in/repayment of long-term debt	29,200	(3,168)	(409)
Issuance of common stock, net of transaction costs	1,216	8,521	10,365

Net cash provided by (used in) financing activities	20,257	260	3,231

Net change in cash and cash equivalents	(8,496)	7,592	4,713
Cash and cash equivalents, beginning of year	52,512	44,920	40,207

Cash and cash equivalents, end of year	$44,016	$52,512	$44,920

See accompanying summary of accounting policies and notes to consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – continued

	Years ended December 31,
	2005	2004 (restated)	2003
Supplemental cash flow disclosures:
Interest paid on deposits and borrowed funds	$13,498	$15,444	$13,639
Income taxes refunded	1,136	—	1,377

Schedule of non-cash investing and financing activities:
Foreclosure of other real estate owned	1,138	5,027	6,912
Foreclosure of other assets	1,005	960	2,495
Loan charge-offs, net of recoveries	685	10,720	6,807

See accompanying summary of accounting policies and notes to consolidated financial statements

Co mmunity Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Restatement

Community Bancshares, Inc. has restated its consolidated financial statements for the year ended December 31, 2004 and for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005. These restatements are to correct errors related to the Company’s derivative accounting under Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

These restatements affect the consolidated financial statements and the other financial information for the year ended December 31, 2004 and for each of the quarters in 2005 and 2004 previously reported on Form 10-K and Form 10-Q.

In December 2003, the Company entered into an interest rate swap agreement relating to a pool of certificates of deposit (CD swap) that was accounted for as a fair value hedge under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the swap as a hedge, which allowed the Company to assume no ineffectiveness in the transaction as long as critical terms did not change. The Company recently concluded that the CD swap did not qualify for this method in prior periods. Hedge accounting under SFAS No. 133 for this swap transaction is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged item, the pool of certificates of deposit. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic hedges.

The following tables reflect the previously reported amounts and the restated results by financial statement line item for the consolidated balance sheet, the consolidated statement of operations, and the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2004. Certain amounts have been reclassified to conform to current year presentation.

Consolidated Balance Sheet:

	As of December 31, 2004
	As Previously Reported	As Restated
	(in thousands)
Deferred income tax assets	$9,843	$14,005
Total assets	553,424	553,539
Interest-bearing deposits	378,347	378,635
Total deposits	448,627	448,915
Total liabilities	510,547	510,835
Accumulated deficit	(1,899)	(2,072)
Total stockholders’ equity	42,877	42,704
Total liabilities and stockholders’ equity	553,424	553,539

Consolidated Statement of Operations:

	For the Year Ended December 31, 2004
	As Previously Reported	As Restated
	(in thousands, except per share data)
Interest expense-deposits	$8,816	$9,115
Total interest expense	12,626	12,925
Net interest income (1)	18,675	17,301
Net interest income, after provision for loan losses (1)	17,688	16,314
Trading gains (losses) and net settlements on economic hedges	—	11
Income (loss) before income taxes	53	(234)
Income taxes	123	238
Net income	$176	$4
Net income (loss) per share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

(1)	Also includes reclassification adjustment for SFAS 91 so that prior years’ amounts conform to current year presentation.

Statement of Changes in Stockholders’ Equity:

	For the Year Ended December 31, 2004 (in thousands)
	As Previously Reported	As Restated
Increase attributable to net income	$176	$4
Balance, end of period	42,877	42,704

In addition, the following Notes to Consolidated Financial Statements have been restated: Note 9, 12, 15, 17, 23, and 26.

Note 2 – Summary of Significant Accounting Policies

The accounting policies followed by the Company and the methods of applying these policies conform with accounting principles generally accepted in the United States and with general practices within the banking industry. Certain policies that significantly affect the determination of financial position, results of operations and cash flows are summarized below.

Nature of Operations: Community Bancshares, Inc. and its subsidiaries (the “Company”) provide a full range of banking services to individual and corporate customers in eleven counties in Alabama – Blount, Cullman, Dekalb, Etowah, Lauderdale, Limestone, Madison, Marshall, Morgan, Marion, Walker, Winston, Marengo, Perry, St. Clair and Talladega. Community Bancshares, Inc. conducts its operations through Community Funding Corporation and Community Bank and its subsidiaries, 1st Community Credit Corporation, Community Insurance Corp., Southern Select Insurance, Inc., and Community Appraisals, Inc. collectively (the “Bank”).

Principles of Consolidation: The consolidated financial statements include the accounts of Community Bancshares, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred income tax assets, contingency reserves and asset impairments.

Significant Group Concentrations of Credit Risk: Most of the Company’s activities are with customers located within Alabama. Note 4 discusses the types of securities in which the Company invests and Note 6 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in banks and federal funds sold all of which are highly liquid investments with maturities of three months or less.

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

Allowance for Loan Losses: The allowance for loan losses is established as losses are estimated to be probable through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Lending personnel classify all loans into risk grades. These grades are continuously updated and used in the calculation of the adequacy of the allowance for loan losses. Loan grades range between 1 and 8, with 1 being loans with the least credit risk. Loan review personnel validate the grades assigned to loans through periodic examination. Allowance factors established by management are multiplied by loan balances for each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on our historical loss experience, adjusted for trends and expectations about losses inherent in our existing portfolios. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its estimated net realizable value.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment.

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses for specifically identified loans as well as probable losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses calculation monthly. The allowance for loan losses is evaluated based on a continuing assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including its risk rating system, regulatory guidance and economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Off-Balance Sheet Credit Related Financial Instruments: In the ordinary course of its business, the Company has entered into commitments to extend credit, including loan commitments, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Derivative Financial Instruments and Hedging Activities: On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

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

From time to time, the Company may utilize interest rate swap agreements to convert a portion of its variable-rate assets or liabilities to a fixed rate, a “cash flow hedge,” and to convert a portion of its fixed rate assets or liabilities to a variable rate, a “fair value hedge.” Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged.

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

The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative instrument expires or is sold, terminated or exercised; (3) the derivative instrument is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment or (5) management determines that designation of the derivative instrument as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative instrument no longer qualifies as an effective fair-value hedge, the derivative instrument will continue to be carried on the balance sheet at its fair value and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative instrument will continue to be carried on the balance sheet at its fair value and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in the then-current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When the derivative instrument is dedesignated, terminated or sold, any gain or loss will remain in accumulated other comprehensive income and will be reclassified into earnings over the same period during which the underlying hedged item affects earnings. In all other situations in which hedge accounting is discontinued, the derivative instrument will be carried at its fair value on the balance sheet, with changes in its fair value recognized in the then-current-period earnings.

The Company also uses interest rate swaps as economic hedges. These swaps either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. These economic hedge swaps convert the fixed interest rate payments on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying various LIBOR-based floating rates. Changes in the fair value of these derivatives and the interest exchanged are recognized in earnings in the line item trading gains (losses) on economic hedges. The fair value of these derivatives is included in either trading account assets or accrued expenses and other liabilities.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Stock Compensation Plans: Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option program have no intrinsic value at the grant date, and under APB 25 no compensation cost is recognized for them. However, in the fourth quarter of 2005, the Company accelerated the vesting provisions of certain outstanding stock options of the Company. The purpose of the acceleration was to offer a benefit to those employees as a reward for their service. As a result of this acceleration, the Company recognized approximately $35,000 of expense, which is included in the Consolidated Statements of Operations for the year ended December 31, 2005. Pro forma disclosures of net income, earnings per share and other disclosures, as if the fair value based method of accounting had been applied utilizing the Black-Scholes valuation method are provided in Note 20. The pro forma disclosures include the effects of all unexpired awards granted. Effective January 1, 2006, the Company plans to adopt the provisions of SFAS 123R, which will require compensation expense to be recognized for share-based payments.

Contingencies: Statement of Financial Accounting Standard No. 5 (“SFAS 5”), “Accounting for Contingencies,” defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss. It will ultimately be resolved when one or more future events occur or fail to occur. SFAS 5 defines the different levels of probability as to whether or not future events will confirm the existence of a loss as follows:

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

Net Income (Loss) Per Share: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potentially dilutive common shares and common stock equivalents had been issued, as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.

Net income (loss) per share has been computed based on the following:

	Years ended December 31,
	2005	2004	2003
	(dollars in thousands)
Net income (loss)	$1,649	$4	$(13,100)

Weighted average number of common shares outstanding	8,592,109	8,270,870	4,695,380
Effect of dilutive common stock options and warrants	187,680	79,621	—

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,779,789	8,350,491	4,695,380

The Company had 103,000, 874,500 and 932,500 options outstanding at December 31, 2005, 2004 and 2003 respectively that were not included in the calculation of dilution because the fair market value of the Company’s common stock was lower than the grant price of the option.

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

Compensated Absences: The Company has accrued a liability for employees’ compensation for future absences under its 2004 vacation policy. This policy only applied to 2004 and obliged the Company to pay accrued vacation for employees attributable to services already rendered. Under the 2004 policy, an employee’s unused vacation accumulated and was paid upon termination and was carried over at year end. At December 31, 2004, the Company accrued $0.2 million of compensation expense. Beginning January 1, 2005, this vacation policy was abandoned so that no future expense would be incurred; therefore, no expense for compensated absences was incurred for the year ended December 31, 2005.

Debt Cancellation Contracts: The Company began issuing debt cancellation contracts on certain loans to customers as of October 1, 1995. The contract represents an agreement by the Company to cancel the debt of the borrower upon said borrower’s death. The Company charges fees equivalent to that authorized by the state banking authorities and establishes a reserve account, from fees collected, to cover potential claims. The reserve for debt cancellation contracts totaled $90,000 and $163,000 at December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company no longer sells debt cancellation contracts and therefore recognizes no associated revenue.

Advertising Costs: Advertising costs are expensed as incurred. Advertising costs were $163,000, $119,000 and $44,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The components of other comprehensive income (loss), and related tax effects, are as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Unrealized holding gains (losses) on available for sale securities	$(1,926)	$(1,133)	$(2,422)
Reclassification adjustment for (gains) losses realized in income	41	(193)	(1,103)

Net unrealized gains (losses)	(1,885)	(1,326)	(3,525)
Tax effect	754	530	1,410

Net of tax amount	(1,131)	(796)	(2,115)

Additional minimum pension liability	(820)	(810)	76
Tax effect	328	324	(67)

Net of tax amount	(492)	(486)	9

Change in fair value of cash flow hedge	275	—	—
Tax effect	(110)	—	—

Net of tax amount	165	—	—

	$(1,458)	$(1,282)	$(2,106)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Net unrealized gains (losses) on securities available for sale	$(4,215)	$(2,330)	$(1,003)
Tax effect	1,686	932	401

Net of tax amount	(2,529)	(1,398)	(602)

Additional pension minimum liability recognition	(3,402)	(2,582)	(1,772)
Tax effect	1,361	1,033	709

Net of tax amount	(2,041)	(1,549)	(1,063)

Change in fair value of cash flow hedge	275	—	—
Tax effect	(110)	—	—

Net of tax amount	165	—	—

Accumulated other comprehensive income (loss)	$(4,405)	$(2,947)	$(1,665)

Reclassification: Certain amounts in 2004 and 2003 have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R), which is a revision of SFAS 123 and supersedes Accounting Principles Board (APB) Opinion 25. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance dates for SFAS No. 123R. Under SFAS 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule allows issuers to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Commission’s new rule does not change the accounting required by SFAS 123R; it changes only the dates for compliance with the standard. The new standard requires companies to recognize an expense in the statement of operations for the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation method. This expense will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R carries forward prior guidance on accounting for awards to non-employees. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately prior to the modification. The Company is evaluating the impact on its results of operations from adopting SFAS 123R, but expects it to be comparable to the pro forma effects of applying the original SFAS 123 on any future stock options granted (see Note 20).

In December 2004, The FASB issued Statement on Accounting Standards (SFAS) No. 153, Exchanges of Nonmonetary Assets to amend APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The Company does not believe this Statement will have a material impact on its financial statements.

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

The FASB issued a FASB Staff Position (“FSP”) on December 15, 2005, “SOP 94-6-1 — Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” which addresses the disclosure requirements for certain nontraditional mortgage and other loan products the aggregation of which may constitute a concentration of credit risk under existing accounting literature. Pursuant to this FSP, the FASB’s intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This FSP was effective immediately. The Company has evaluated the impact of this FSP and has concluded that its disclosures are consistent with the objectives of the FSP.

Note 3 – Cash and Due From Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2005 and 2004, these reserve balances amounted to $390,000 and $18,000, respectively. The Bank also maintains deposits with the Federal Home Loan Bank of Atlanta of which $2.3 million was pledged as collateral on the Bank’s FHLBA borrowing at December 31, 2004. No cash was pledged as collateral on the FHLBA borrowing at December 31, 2005.

Note 4 –Securities Available For Sale

At December 31, 2005 and 2004, the Company’s investment securities are categorized as available for sale and, as a result, are stated at their fair value based generally on quoted market prices. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders’ equity (accumulated other comprehensive income (loss)), until realized.

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2005:
U. S. Government and agency securities	$51,548	$—	$(1,567)	$49,981
State and municipal securities	1,092	—	—	1,092
Mortgage-backed securities	82,863	39	(2,657)	80,245
Corporate bonds	1,000	—	(30)	970
Federal Home Loan Bank stock	4,117	—	—	4,117

Total	$140,620	$39	$(4,254)	$136,405

As of December 31, 2004:
U. S. Government and agency securities	$59,589	$20	$(1,080)	$58,529
State and municipal securities	5,454	—	—	5,454
Mortgage-backed securities	80,629	147	(1,423)	79,353
Corporate bonds	1,000	6	—	1,006
Federal Home Loan Bank stock	2,826	—	—	2,826

Total	$149,498	$173	$(2,503)	$147,168

The carrying value of securities pledged to secure public funds and other borrowings as required or permitted by law, were $77.3 million and $124.0 million at December 31, 2005 and 2004, respectively.

The amortized cost and fair value of available for sale securities by contractual maturity at December 31, 2005 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Within one year or less	$13,149	$12,867
After one year through five years	36,561	35,033
After five years through ten years	26,812	26,006
After ten years	59,981	58,382
Other securities	4,117	4,117

Total	$140,620	$136,405

Mortgage-backed securities have been included in the maturity tables based upon the guaranteed payoff date of each security.

For the years ended December 31, 2005, 2004, and 2003, proceeds from sales of securities available for sale amounted to $26.1 million, $43.4 million and $70.8 million, respectively. Gross realized gains and losses on available for sale securities for each of the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(in thousands)
Gross realized gains	$59	$384	$1,214
Gross realized losses	(100)	(191)	(111)

Net realized gains (losses)	(41)	193	1,103
Related income taxes	16	(77)	(441)

Net realized gains after related income taxes	$(25)	$116	$662

Information pertaining to debt securities with gross unrealized losses at December 31, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than twelve months		Over twelve months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2005
U.S. Government and federal agency	$176	$12,448	$1,391	$37,533	$1,567	$49,981
Mortgage-backed	392	22,163	2,265	56,807	2,657	78,970
Corporate bonds	30	970	—	—	30	970

Total securities available for sale	$598	$35,581	$3,656	$94,340	$4,254	$129,921

December 31, 2004
U.S. Government and federal agency	$291	$25,737	$789	$24,803	$1,080	$50,540
Mortgage-backed	671	31,101	752	39,985	1,423	71,086

Total securities available for sale	$962	$56,838	$1,541	$64,788	$2,503	$121,626

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

At December 31, 2005, 42 securities in the Company’s portfolio were in a loss position, but only 2 (at 5.32% and 5.13%) had an aggregate depreciation of more than 5% from the Company’s amortized cost basis. No security was in a loss position for more than 14 months. In analyzing an issuer’s financial condition, management considers the issuer of the securities (federal government or any government agency), whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Because management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines in these securities are deemed to be other than temporary.

Note 5 – Loans Held for Sale

The Company originates loans intended for sale in the secondary market. The balance of loans originated but not yet sold are carried at the lower of aggregate cost or fair value as determined by aggregate outstanding commitments from investors and are shown on the balance sheet as loans held for sale. Loans held for sale at December 31, 2004 were zero. Loans originated during 2005 were $30.4 million of which $29.4 million were sold, leaving a balance at December 31, 2005 of $1.0 million.

Note 6 – Loans

A summary of the balances of loans follows:

	December 31,
	2005	2004
	(in thousands)
Real estate - commercial	$78,540	$55,108
Real estate - construction	22,638	4,702
Real estate - mortgage	152,453	157,350
Other commercial and agricultural	33,038	31,496
Installment loans to individuals	49,732	51,603
Unamortized premiums on loans	63	122
Unearned income	(2)	(1)

Total loans	336,462	300,380
Allowance for loan losses	(4,736)	(4,625)

Net loans	$331,726	$295,755

An analysis of the allowance for loan losses for each of the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$4,625	$14,358	$9,784
Loans charged-off	(1,644)	(8,097)	(5,375)
Charge-offs arising from transfers of loans to held for sale	—	(4,063)	(1,896)
Recoveries of loans previously charged off	959	1,440	464
Provision for loan losses included in continuing operations	796	987	11,381

Balance at end of year	$4,736	$4,625	$14,358

The Company pledges loans to the Federal Home Loan Bank of Atlanta (“FHLBA”) as collateral on its borrowing. At December 31, 2005 and 2004, the carrying values of loans pledged to the FHLBA were $105.6 million and $39.5 million, respectively.

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2005	2004
	(in thousands)
Impaired loans with a valuation allowance	$3,409	$1,405

Total impaired loans	$3,409	$1,405

Valuation allowance related to impaired loans	$444	$337
Total nonaccrual loans	$3,078	$1,115
Total loans past due ninety days or more and still accruing	$318	$290

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Average investment in impaired loans	$2,133	$9,477	$14,114

No additional funds are committed to be advanced in connection with impaired loans.

The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for 2005, 2004 or 2003. If nonaccrual loans had performed in accordance with their original contractual terms, gross interest income on these loans would have been an estimated $0.2 million for the year ended December 31, 2005, compared to $0.6 million and $0.9 million for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2005 and 2004, total loans restructured from their original terms in a debt restructuring and in compliance with the terms of the new loan were $235,000 and $238,000, respectively.

Note 7 – Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment (includes premises and equipment held for sale) follows:

	December 31,
	2005	2004
	(in thousands)
Land	$3,362	$2,000
Bank premises	20,262	20,071
Furniture and fixtures	9,872	9,218
Automobiles	509	705
Leasehold improvements	289	286

	34,294	32,280
Accumulated depreciation	(11,736)	(11,102)

	$22,558	$21,178

Depreciation expense included in the consolidated statements of operations caption “occupancy expense” and “furniture and equipment expense” was $1.7 million, $1.6 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. These totals included depreciation expense on capitalized lease assets. The Company capitalized no interest costs in 2005, 2004 or 2003.

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

Community Insurance owned a 12,000 square foot building located in Huntsville, Alabama. Community Insurance required only 6,000 to 7,000 square feet of space to operate and management decided to sell the building and either rent adequate space needed from the new owner or find another suitable space in Huntsville. The property was sold in early 2004 for $900,000, resulting in a gain of $50,000 which is included in disposal or impairment of assets, net on the Company’s 2004 consolidated statement of operations. The Company leases office space from the new owner under an operating type lease.

Community Bank had a branch office in a Wal-Mart Superstore in Hartselle, Alabama. Marginal profitability led to management’s decision to close the facility. Because Community Bank leases this facility, management decided in the fourth quarter of 2003 to abandon the office leaving the leasehold improvements attached to the facility. Management expected to abandon the property by June 30, 2004, but as of December 31, 2004 had not done so. On June 24, 2005, the Bank abandoned this property.

Community Bank also had two branch offices in Demopolis, Alabama that were located within two miles of each other. Because of net losses in the Demopolis market, management decided to sell one location to reduce overhead expense. Management attempted to sell the building throughout 2004 and 2005. Management reevaluated the use of this facility, decided to no longer operate at the location and consolidated the two offices on April 30, 2005. At that time, the carrying value was transferred to other real estate owned and is classified as such as of December 31, 2005. Management still believes the carrying value on the property is appropriate and will continue its efforts to sell the property at or above the carrying value.

An activity summary of premises and equipment held for sale and classified as other real estate owned on the balance sheet as of December 31, 2005 follows (in thousands):

	Insurance Building	Hartselle Wal-Mart Leasehold Improvements	Demopolis Building
Cost	$1,209	$98	$825
Accumulated depreciation	(67)	(32)	(79)
Loss due to impairment from classification to held for sale, 2003	(292)	(66)	(571)
Sale of asset, 2004	(850)	—	—

Carrying value, December 31, 2005	$—	$—	$175

The losses due to impairments from classification to held for sale are included in the line item disposal or impairment of assets on the Company’s consolidated statements of operations.

The Company installed a wide area network in the fourth quarter of 2003 which made a portion of its existing computer equipment unneeded. The Company recognized the remaining book value on this equipment as a loss on disposal or impairment of assets, net of $0.7 million in 2003.

Please see additional information regarding premises and equipment in Notes 24 and 25.

Note 8 – Goodwill and Other Intangible Assets

Effective March 1, 2005, Community Bank purchased certain assets from American Family Mortgage, LLC including ownership of the “American Family Mortgage” name. The purchase price was $722,000 and the contract calls for additional payments of $250,000 to be paid over three years contingent upon certain performance criteria. As a result of the asset purchase, the Company recorded $704,000 in goodwill which is included in goodwill and other intangible assets at December 31, 2005 detailed as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable amortizing assets – core deposits	$1,985	$1,491	$494
Nonamortizing goodwill	3,555	1,058	2,497

Total acquired intangible asset	$5,540	$2,549	$2,991

The Company has finite-lived intangible assets capitalized on its balance sheet in the form of core deposits. Amortizable intangible assets at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(in thousands)
Core deposits
Gross carrying amount	$1,985	$1,985
Accumulated amortization	(1,491)	(1,412)

Net carrying amount	$494	$573

Amortization expense on finite-lived intangible assets for each of the periods ended December 31, 2005, 2004 and 2003 was $79,000. Aggregate annual amortization expense of currently recorded core deposits and other intangibles is expected to be $79,000 for each year ended December 31, 2006 through 2009.

Note 9 – Deposits

The major classifications of deposits as of December 31, 2005 and 2004 were as follows (in thousands):

	December 31,
	2005	2004 (restated)
Noninterest-bearing demand	$71,420	$70,280
Interest-bearing demand	99,833	103,331
Savings	59,163	76,706
Time deposits	136,733	134,277
Certificates of deposit of $100,000 or more	56,370	48,936
Other time deposits	15,385	15,385

Total deposits	$438,904	$448,915

At December 31, 2005, the scheduled maturities of time deposits were as follows (in thousands):

2006	$99,617
2007	61,005
2008	16,330
2009	13,825
2010	17,619
Thereafter	117

Total	$208,488

The Company reclassifies overdrawn demand deposits as loans. The aggregate amount of demand deposits reclassified as loans were $186,000 and $132,000 on December 31, 2005 and 2004, respectively.

Note 10 – Other Short-Term Borrowings

Short-term borrowings at December 31, 2005 and 2004 consisted of the U.S. Treasury Tax and Loan Note Option account of $0.5 million and $0.6 million, respectively. The Company had no federal funds purchased or overnight funds purchased at December 31, 2005 and 2004, but, as of December 31, 2005, had $8.0 million of unsecured available lines from commercial banks to purchase federal funds. The average dollar amount outstanding for short-term borrowings was $0.5 million and $0.4 million at December 31, 2005 and 2004, respectively, at a weighted average rate of 2.84% and 1.67%, respectively.

Note 11 – Long-Term Debt

FHLBA debt:

Community Bancshares’ wholly owned principal operating subsidiary, Community Bank, is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and is approved to borrow up to $84.7 million under the FHLBA’s “Convertible Advance Program.” As of December 31, 2005, Community Bank had borrowed $67.2 million. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan portfolio. Under this security agreement, upon an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

The Company’s borrowings from the FHLBA as of December 31, 2005 are as follows:

Principal	Rate	Maturity	Options
(in thousands)
$38,000	3-month LIBOR	August 10, 2015	Convertible by the FHLBA on August 10, 2007. If not converted, rate changes to 5.75% and will be fixed until maturity.
$9,200	4.02%	August 23, 2010	Convertible by the FHLBA on August 23, 2007.
$20,000	3.91%	September 16, 2015	Convertible by the FHLBA on September 16, 2015.

At December 31, 2004, Community Bank had borrowed from the FHLBA $38.0 million at a fixed rate of 5.93% per annum with a final maturity of March 1, 2010. The borrowing was callable by the FHLBA on every quarterly payment date during the life of the obligation. On August 8, 2005, the Bank restructured this borrowing into the $38.0 million listed in the table above. This restructure was considered to be a modification of debt; therefore, no gain or loss was recognized.

Junior subordinated debentures:

The Company currently has one subsidiary statutory trust, Community (AL) Capital Trust I (the “Trust”), which has issued:

•	$10.0 million of preferred capital securities, or “trust preferred securities,” representing undivided beneficial interests in the assets of the Trust, to a third party special purpose company, which in turn pooled the trust preferred securities together with similar securities of other issuers and sold certificates representing interests in that closed-end, unmanaged pool to investors; and the Trust used the proceeds from the sale of the trust preferred securities to the pool to purchase the debentures from the Company; and

•	$0.3 million of its common securities to the Company, which represent all of the Trust’s outstanding common securities.

As guarantor, the Company unconditionally guarantees the payments of all amounts due on the trust preferred securities, which guarantee is limited to the extent the Trust has funds available for payment of distributions. The Company issued and sold to the Trust approximately $10.3 million in aggregate principal amount of unsecured junior subordinated debentures, which were issued under an indenture, and which represent the sole assets of the Trust.

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

The Company adopted FASB Interpretation No. 46 as of March 31, 2004. As a result, the Company deconsolidated the Trust, because the Company does not absorb a majority of the expected losses or residual returns of the trusts and is not a variable interest holder. The Trust was previously consolidated because it is controlled by the Company through a majority voting interest. The effect of such deconsolidation, as portrayed in the following table, was (1) to remove the trust preferred securities from the consolidated balance sheet; (2) to recognize the Company’s junior subordinated debt obligation to the Trust; and (3) to recognize the Company’s equity investment in the common stock of the Trust. The junior subordinated debt obligation and equity investment were previously eliminated in consolidation. The equity investment, totaling $0.3 million, represents the Company’s maximum exposure to loss as a result of its involvement with the Trust. The adoption of FIN 46 had no impact on the Company’s net income, earnings per share, cash flows or stockholders’ equity.

The following is a summary of the impact of the adoption of FIN 46 as it related to the Company’s December 31, 2004 restated consolidated balance sheet (in thousands):

	Balance Prior To Adjustment	Adjustments for FIN 46	Adjusted Balance
Other assets	$3,489	$310	$3,799
Trust preferred securities	10,000	(10,000)	—
Junior subordinated debt	—	10,310	10,310

Under the terms of the indenture governing the debentures, the Company may elect to defer payments of interest due on the debentures for up to ten consecutive semiannual payment periods. The Company elected to defer the March 2002, September 2002, March 2003, September 2003 and March 2004 interest payments, but on September 8, 2004, the Company paid all deferred interest plus the accrued interest thereon totaling $3.7 million and has since paid interest on the debentures when due. The accrued interest payable balance on December 31, 2005 and December 31, 2004 was $0.3 million for both periods.

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

Line of Credit

On May 6, 2004, Community Bancshares, Inc. established a line of credit with a commercial bank in the amount of $3.0 million. Interest accrues on any unpaid balance at a rate equal to the lender’s prime plus 50 basis points. Only interest is payable on the first day of each month through May 1, 2006. On May 1, 2006, any principal balance and accrued interest must be repaid in 35 consecutive monthly installments in the amount necessary to amortize the principal amount of the loan at the rate then in effect over a period of 180 months with such payments commencing on June 1, 2006 and continuing thereafter until May 1, 2009 at which time the entire principal and interest sum of the loan shall be paid, if not paid sooner. The loan is secured by 100% of the common stock of Community Bank, the Company’s wholly owned subsidiary. As of December 31, 2005, the Company has not drawn on this line of credit.

Note 12 – Income Taxes

The components of income tax expense (benefit) for each of the years ended December 31, 2005, 2004 and 2003 were:

	2005	2004 (restated)	2003
	(in thousands)
Current income tax expense (benefit):
Federal	$—	$—	$(3,632)
State	—	—	(833)
Deferred income tax expense (benefit):
Federal	294	(804)	(3,673)
State	128	566	(449)

Total	$422	$(238)	$(8,587)

Components of the Company’s net deferred income tax assets were as follows:

	December 31,
	2005	2004 (restated)
	(in thousands)
Deferred income tax assets
Net unrealized losses on securities, available for sale	$1,686	$932
Loss on fair value hedge	202	115
Pension expense and benefits	382	372
Provision for loan losses	—	1,009
Intangibles	201	336
Provision for debt cancellation	27	60
Construction overcharges	531	550
Net operating loss carryforward	10,444	9,491
Foreclosed assets	629	625
Minimum pension liability	1,361	1,033
Litigation reserves	—	114
Impaired assets	209	209

Total deferred income tax assets	15,672	14,846

Deferred income tax liabilities
Provision for loan losses	(332)	—
Net unrealized gains on cash flow hedge	(110)	—
Depreciation	(676)	(763)
Other	—	(78)

Total deferred income tax liabilities	(1,118)	(841)

Net deferred income tax assets	$14,554	$14,005

The provision for (benefit from) federal and state income taxes differs from that computed by applying federal statutory rates to income (loss) before income tax expense (benefit), as indicated in the following analysis:

	December 31,
	2005	2004 (restated)
	(in thousands)
Federal statutory income tax rate at 34%	$704	$(80)
Tax exempt interest	(52)	(126)
Stock options exercised	(220)	—
Effect of state income taxes	(30)	(58)
Non-deductible expenses	20	26

Total	$422	$(238)

At December 31, 2005 and 2004, the Company has available $28.3 million and $26.1 million, respectively, in federal net operating loss carryforward, which will expire in various years between 2023 and 2025. The Company also has $29.9 million and $26.5 million for 2005 and 2004, respectively, in state net operating loss carryforwards that will expire in various years between 2019 and 2025.

Note 13 – Leases

The Company has operating lease agreements involving land and buildings. The operating leases are noncancellable and expire on various dates through the year 2018. The leases provide for renewal options and generally require the Company to pay maintenance, insurance and property taxes. Options to purchase are also included in some leases. For the years ended December 31, 2005, 2004, and 2003, rental expense for operating leases was approximately $494,000, $463,000 and $445,000, respectively.

During 2000, Community Bank entered into sale/leaseback arrangements on its Hamilton, Alabama bank location. Due to the structure of this transaction, the lease qualified and has been accounted for under capitalized lease rules.

The following is an analysis of the leased property located in Hamilton, Alabama on which the Company maintains a capital lease:

	Asset balances at December 31,
	2005	2004
	(in thousands)
Buildings	$3,728	$3,728
Accumulated depreciation	(694)	(570)

	$3,034	$3,158

The following is a schedule by year of future minimum lease payments under the capital lease and all other operating leases, together with the present value of the net minimum lease payments as of December 31, 2005 (in thousands):

Years ending December 31,	Total Operating	Capitalized
2006	$435	$336
2007	345	336
2008	277	336
2009	207	336
2010	155	336
Thereafter	300	6,551

Total minimum lease payments	$1,719	8,231

Amount representing interest		(4,386)

Present value of net minimum lease payments		$3,845

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

The following is a schedule by year of the future minimum lease payments to be received by Community Bank together with the present value of the net minimum lease payments as of December 31, 2005 (in thousands):

Years ending December 31,
2006	$168
2007	2,691

Total minimum lease payments	2,859
Amount representing interest	(94)

Present value of net minimum lease payments	$2,765

Note 14 – Issuance of Common Stock

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

The Series 2003 noncumulative preferred stock has a liquidation preference equal to the aggregate purchase price of the 2,191,897 shares of common stock initially purchased in the offering, and each whole share of the Series 2003 noncumulative preferred stock will have a liquidation preference of $0.5 million. The Series 2003 noncumulative preferred stock has, among other things, the following designations:

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

Community Bank has advisory boards established in the various markets it serves. These advisory directors are given the option to receive their fees in cash or stock. Common stock issued in lieu of cash advisory directors fees during 2005, 2004, and 2003 were 14,388 shares, 20,720 shares and 17,030 shares, respectively at fair market values of $99,000, $110,000 and $120,000, respectively on the issue date. Directors’ fees are accrued when incurred and the aggregate fair market value of the shares issued is charged to accrued directors’ fees when issued.

During the year ended December 31, 2005, 212,425 stock options were exercised at various grant prices resulting in an increase to total stockholders’ equity of $1.2 million. During the year end December 31, 2004, 115,000 stock options were exercised at various grant prices resulting in an increase to total stockholders’ equity of $0.6 million. No stock options were exercised during 2003.

Note 15 – Off-Balance Sheet Activities, Derivatives and Hedging

Credit-Related Financial Instruments

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

At December 31, 2005 and 2004, the following financial instruments, with contract amounts representing credit risk, were outstanding:

	Contract Amount
	2005	2004
	(in thousands)
Commitments to grant loans	$27,416	$24,026
Standby letters of credit	1,149	465

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year, but the majority are automatically renewable for the beneficiary. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company occasionally holds collateral supporting those commitments, and at December 31, 2005 and 2004 such collateral amounted to $0.9 million and $0.1 million, respectively.

Derivative Financial Instruments

The Company is a party to derivative instruments in the normal course of business to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative instruments as of December 31, 2005 and 2004.

	December 31,
	2005			2004
	Trading		Other Than Trading	Trading		Other Than Trading
	(in thousands)
Interest rate swap agreements:
Pay fixed versus receive float	—		38,000	—		—
Receive fixed versus pay float	20,000	(1)	—	20,000	(1)	—

(1)	Represents an economic hedge

The Company may enter into interest rate swap contracts, including interest rate swap agreements for economic hedging purposes. The interest rate swap held by the Company as an economic hedge does not qualify for hedge accounting treatment. This economic hedge swap converts the fixed interest rate payment on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying a LIBOR-based floating rate. Changes in the fair value of this derivative and the interest exchanged are recognized in earnings in the line item trading gains (losses) and settlement on economic hedge. The fair value of this derivative is included in either trading account assets or accrued expenses and other liabilities. At December 31, 2005, there was one swap held as an economic hedge that was classified as a trading security with a notional amount of $20.0 million.

Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated unmatched positions. There were no credit losses associated with derivative instruments classified as trading for the years ended December 31, 2005, 2004 or 2003.

The following table presents the notional value amounts at December 31, 2005 and 2004 of the Company’s derivative positions held for hedging purposes. These derivative positions are primarily executed in the over-the-counter market.

	December 31,
	2005		2004 (restated)
	Notional Value	Carrying Value	Notional Value	Carrying Value
	(in thousands)
Cash flow hedges:
Interest rate swap agreements	$38,000	$275	$—	$—

There were no credit losses associated with derivative instruments classified as hedging for the years ended December 31, 2005, 2004 or 2003. At both December 31, 2005 and 2004, there were no nonperforming derivative positions classified as nontrading.

Interest Rate Risk

The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument.

Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps and options contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. The Company does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate options represent contracts that allow the holder of the option to (1) receive cash or (2) purchase, sell or enter into a financial instrument at a specified price within a specified period of time. Certain of these contracts also provide the Company with the right to enter into interest rate swap, cap and floor agreements with the writer of the option.

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Company’s fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Company and, therefore, creates a credit risk for the Company. When the fair value of a derivative instrument contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s credit committee. The Company also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps an Derivatives Association Master Agreement, which includes a provision for netting; most of the Company’s agreements with derivative counterparties include bilateral collateral agreements.

Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

The Company’s derivatives activities are monitored by its Asset/Liability Committee as part of its risk-management oversight of the Company’s treasury functions. The Company’s Asset/Liability Management Committee is responsible for mandating various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.

Fair Value Hedges (restated)

The Company has no interest rate swaps at December 31, 2005 or 2004 considered to be a fair value hedge.

In 2005, the Company began entering into forward sale commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitment is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedged gains or losses were immaterial for the years ended December 31, 2005.

Cash-Flow Hedges

The Company has one interest rate swap implemented in November 2005 used to hedge the repricing characteristics of a floating rate liability. The Company has assumed hedge effectiveness using the short-cut method allowed under SFAS No. 133. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the year ended December 31, 2005. As of December 31, 2005, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash-flow hedges related to certain forecasted transactions that are probable of not occurring. For the year ended December 31, 2005, the Company recognized a decrease in interest income of $5,000 related to interest rate swaps accounted for as cash-flow hedges. At December 31, 2005, cash-flow hedges not terminated had a deferred net gain of $275,000 included in other comprehensive income, net of tax effect and remaining life of 1.7 years. Based on the current interest rate environment, this gain is expected to be reclassified to interest income as net settlements occur.

Note 16 – Contingencies

Background

At a June 20, 2000, meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Questions were subsequently raised about a number of Community Bank construction projects. A joint committee of the boards of directors of Community Bancshares and Community Bank conducted an investigation as did law enforcement and bank regulatory authorities. Following these investigations, the boards of directors terminated the employment of Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of Community Bancshares and Chairman and Chief Executive Officer of Community Bank, and Larry Bishop, former Vice President of Community Bank and the FDIC commenced administrative proceedings against Mr. Patterson and Mr. Bishop which are still pending. On March 10, 2005 Mr. Patterson and Mr. Bishop were convicted in the United States District Court for the Northern District of Alabama of conspiracy, bank fraud and causing false entries to be made in bank records. Mr. Patterson was also convicted of filing false income tax returns. On December 13, 2005, Mr. Patterson was sentenced to five years in federal prison, and on January 26, 2006, Mr. Bishop was sentenced to four years in federal prison. On January 30, 2006, Mr. Patterson and Mr. Bishop were ordered, jointly and severally, to pay restitution of approximately $1.8 million, of which approximately $1.3 million is payable to Community Bank.

Patterson Employment Litigation

Plaintiffs:	Community Bancshares, Inc. and Community Bank

Defendants:	Kennon R. Patterson, Sr., Community Bancshares’ former Chairman, President and Chief Executive Officer

On September 14, 2004, Community Bancshares and Community Bank filed suit against Mr. Patterson in the Circuit Court of Blount County, Alabama. The complaint alleges that:

•	Mr. Patterson breached his employment agreement with Community Bancshares by failing to faithfully perform the duties assigned to him;

•	Mr. Patterson made fraudulent misrepresentations to, or suppressed material information from, Community Bancshares and Community Bank and/or their officers, directors and agents concerning his bankruptcy, the release of mortgages which Community Bank held on his house, and payments made by Community Bancshares and Community Bank to companies owned by Mr. Patterson and members of his family;

•	Mr. Patterson removed property belonging to Community Bancshares and Community Bank following the termination of his employment; and

•	Mr. Patterson breached a duty of loyalty and other fiduciary duties owed to Community Bancshares and Community Bank.

On October 18, 2004, Mr. Patterson filed an answer and counterclaim against Community Bancshares and Community Bank. Mr. Patterson’s counterclaim alleges that:

•	Community Bancshares breached its employment agreement with Mr. Patterson by terminating his employment;

•	Community Bancshares failed to pay to Mr. Patterson compensation and benefits of $2.4 million which had allegedly accrued prior to the termination of his employment;

•	Community Bank intentionally interfered with the employment contract between Mr. Patterson and Community Bancshares by instigating, promoting, assisting in and participating in the termination of Mr. Patterson’s employment agreement; and

•	Community Bancshares falsely represented to Mr. Patterson that his employment would not be terminated until Match 31, 2008.

On January 25, 2005, Mr. Patterson filed a third-party complaint in this lawsuit against R.B. Jackson, Jimmie Trotter, Glynn Debter, John J. Lewis, Jr., Patrick M. Frawley and Powell, Goldstein, Frazer & Murphy, LLP. The third-party complaint alleges that Messrs. Jackson, Trotter, Debter and Lewis, as members of Community Bank’s Audit Committee, Powell, Goldstein, Frazier & Murphy, LLP, as the independent counsel for Community Bank’s Audit Committee, and Mr. Frawley, acting individually and in concert with one another, interfered with Mr. Patterson’s employment agreement with Community Bancshares. On April 19, 2005, Powell, Goldstein, Frazier & Murphy, LLP was dismissed from the lawsuit.

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

On July 7, 2004, the Court denied Mr. Patterson’s motion to dismiss the case. On or about July 23, 2004, Mr. Patterson filed a counterclaim seeking a judgment that he is entitled to benefits from the ESOP and declaratory and injunctive relief compelling the payment of such benefits. On July 26, 2004 the Court, at Mr. Patterson’s request, stayed discovery in the case pending the disposition of the criminal charges against Mr. Patterson. On December 14, 2005, the stay was lifted.

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

Patterson Pension Plan Litigation

Plaintiff:	Kennon R. Patterson, Sr.

Defendant:	Community Bancshares, Inc. Revised Pension Plan

On December 16, 2005, Mr. Patterson filed suit in the United States District Court for the Northern District of Alabama to compel payment of his accrued benefits under the Community Bancshares, Inc. Revised Pension Plan. The complaint seeks a judgment against the plan and an order compelling the payment of benefits. On March 23, 2006, the Pension Plan filed a motion for summary judgment seeking dismissal of the lawsuit on the grounds that the retroactive payments sought by Mr. Patterson are not permitted under the terms of the Pension Plan and Mr. Patterson both failed to exhaust his administrative remedies before filing the lawsuit and failed to complete the forms required to receive a distribution.

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

Community Bancshares’ Certificate of Incorporation and Bylaws provide that, in certain circumstances, we will indemnify its directors and officers, and, provided such persons acted in accordance with the standards set forth in the Delaware General Corporation Law and Community Bancshares’ organizational documents, advance expenses to its directors and officers in connection with investigations and proceedings in connection with their service as officers and directors.

Contingency Losses

In all claims against the Company, management has assessed where losses are both probable and can be reasonably estimated. As of December 31, 2005, management believes there were no losses that were both probable and that could be reasonably estimated; therefore, no accruals were made for contingent liabilities. At December 31, 2004, $0.3 million was accrued for contingency losses and was reported in other liabilities on the Company’s balance sheet.

Note 17 – Regulatory Matters and Restrictions

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

No dividends were declared or paid in 2005 or 2004. The payment of dividends on common stock is subject to the prior payment of principal and interest on the Company’s long-term debt, maintenance of sufficient earnings and capital of the subsidiaries, and to regulatory restrictions.

As of December 31, 2005, neither the Company nor its subsidiaries were subject to any regulatory enforcement agreements, memoranda, plans and/or orders governing its operations. As of December 31, 2004, the Company and its subsidiaries were subject to various regulatory enforcement agreements, memoranda, plans and/or orders governing its operations. The Company believes it materially complied with the regulatory orders and restrictions and during March 2005, all such regulatory orders and restrictions were terminated.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Community Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and Community Bank have met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the FDIC categorized Community Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and Community Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005:
Total risk based capital to risk weighted assets:
Consolidated	$58,511	15.77%	$29,691	8.00%	$37,114	10.00%
Community Bank	51,245	14.06	29,154	8.00	36,442	10.00
Tier 1 capital to risk weighted assets:
Consolidated	53,871	14.52	14,846	4.00	22,268	6.00
Community Bank	46,689	12.81	14,577	4.00	21,865	6.00
Tier 1 capital to average assets:
Consolidated	53,871	9.58	22,504	4.00	28,130	5.00
Community Bank	46,689	8.37	22,308	4.00	27,886	5.00

As of December 31, 2004:
Total risk based capital to risk weighted assets:
Consolidated	$55,848	17.00%	$26,265	8.00%	$32,831	10.00%
Community Bank	49,402	15.36	25,712	8.00	32,141	10.00
Tier 1 capital to risk weighted assets:
Consolidated	51,736	15.81	13,132	4.00	19,699	6.00
Community Bank	45,375	14.11	12,856	4.00	19,284	6.00
Tier 1 capital to average assets:
Consolidated	51,736	9.55	21,674	4.00	27,093	5.00
Community Bank	45,375	8.44	21,517	4.00	26,896	5.00

Note 18 – Pension Plan

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

Pension Plan:

	December 31,
	2005	2004
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$9,616	$8,977
Interest cost	558	536
Actuarial (gain) or loss	439	477
Benefits paid	(432)	(374)

Projected benefit obligation at end of year	$10,181	$9,616

Change in plan assets:
Fair value of plan assets at beginning of year	$7,702	$6,923
Actual return on plan assets	169	370
Employer contribution	2,062	783
Benefits paid from plan assets	(432)	(374)

Fair value of plan assets at end of year	$9,501	$7,702

Funded status of plan:
Funded status of plan – deficit	$(680)	$(1,914)
Unrecognized actuarial loss	2,982	2,195

Net amount recognized at end of year	$2,302	$281

Amounts recognized in the balance sheet consists of:
Accumulated benefit obligation	$10,181	$9,616
Fair value of assets	9,501	7,702
Unfunded accumulated benefit obligation	680	1,914
Accrued benefit liability	(680)	(1,914)
Additional liability	2,982	2,195
Accumulated other comprehensive income	2,982	2,195
Other comprehensive income due to change in additional minimum liability recognition	787	616

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	10,181	9,616
Accumulated benefit obligation	10,181	9,616
Fair value of plan assets	9,501	7,702

Weighted average assumptions used in determining the benefit obligations:
Discount rate used to determine present value of projected benefit obligation at end of year	5.65%	5.75%

Components of Pension Plan net periodic benefit cost:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Service cost	$—	$—	$587
Interest cost on earned benefit obligations	558	536	591
Estimated return on plan assets	(643)	(547)	(546)
Amortization of prior service cost	—	—	22
Amortization of net experience loss	126	38	64

Net periodic pension cost	41	27	718
Curtailment	—	—	166
Cost of vesting	—	—	19

Total net periodic pension costs	$41	$27	$903

Weighted average assumptions used in determining pension costs:
Discount rate	5.75%	6.00%	6.75%
Expected rate of return on plan assets for the year	7.00	7.00	7.50
Rate of compensation increase	N/A	N/A	5.00

The long-term expected rate of return for determining net periodic Pension Plan cost for the fiscal year ending 2005 (7.00%) was chosen by the Company from a best estimate range based upon the anticipated long-term returns and long-term volatility for asset categories based on the target asset allocation of the Pension Plan.

The Company’s Pension Plan weighted average asset allocations at December 31, 2005 and 2004:

	Percentage of Pension Plan Assets at December 31,		Long-term target	Range
	2005	2004
Asset Category:
Cash and equivalents	3.6%	2.6%	5.0%	0.15%
Equity securities	77.8	59.7	60.0	50-70
Debt securities	18.6	37.7	35.0	30-50

Total	100.0%	100.0%	100.0%

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

Benefit Restoration Plan:

	December 31,
	2005	2004
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,581	$2,298
Interest cost	147	144
Actuarial loss	39	197
Benefits paid	(58)	(58)

Projected benefit obligation at end of year	$2,709	$2,581

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	58	58
Benefits paid from plan assets	(58)	(58)

Fair value of plan assets at end of year	$—	$—

Funded status of plan:
Funded status of plan – surplus (deficit)	$(2,709)	$(2,581)
Unrecognized actuarial (gain) or loss	420	387

Net amount recognized at end of year	$(2,289)	$(2,194)

Amounts recognized in the balance sheet consists of:
Accumulated benefit obligation	$2,709	$2,581
Unfunded accumulated benefit obligation	2,709	2,581
Accrued benefit asset (liability)	(2,709)	(2,581)
Additional liability	420	387
Accumulated other comprehensive income	420	387
Other comprehensive income due to change in additional minimum liability recognition	33	194

Information for Benefit Restoration Plan with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	2,709	2,581
Accumulated benefit obligation	2,709	2,581
Fair value of plan assets	—	—

Weighted average assumptions used in determining the benefit obligations:
Discount rate used to determine present value of projected benefit obligation at end of year	5.65%	5.75%

Components of Benefit Restoration Plan net periodic benefit cost:

	Years ended December 31,
	2005	2004	2003
Service cost	$—	$—	$26
Interest cost on earned benefit obligations	147	144	154
Amortization of prior service cost	—	—	1
Amortization of net experience (gain) loss	6	3	12

Total net periodic pension costs	$153	$147	$193

Weighted average assumptions used in determining pension costs:
Discount rate	5.65%	6.00%	6.75%
Rate of compensation increase	N/A	N/A	5.00

Note 19 – Employee Stock Ownership Plan

The Company adopted the ESOP effective as of January 1, 1985, which enables eligible employees of the Company and its subsidiaries to own Company common stock. An employee becomes a participant in the ESOP on June 30 or December 31 after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions to the ESOP are made at the discretion of the Company’s board of directors, but may not be less than the amount required to cover the debt service on the ESOP loan. Employer contributions are allocated to eligible participants in proportion to their compensation, which equals W-2 wages plus pre-tax reductions for the Company’s cafeteria plan. The Internal Revenue Code imposes a limit ($210,000 in 2005) on the amount of compensation which may be considered under the ESOP.

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

The Company’s loan to the ESOP bears interest at a floating rate at the prime rate of interest. As of December 31, 2005, the interest rate on the note was 7.25%. Principal and interest payments on the ESOP loan are due monthly through July 16, 2011, based on the current amortization schedule, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan and to make cash distributions to eligible participants. Under Statement of Position No. 93-6 (“SOP 93-6”), “Employer’s Accounting for Employee Stock Ownership Plans”, employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable and the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at December 31, 2005, was $1.3 million.

Dividends paid on released ESOP shares are credited to the accounts of the participants to whom the shares are allocated. Dividends on unreleased shares may be used to repay debt associated with the ESOP or treated as other income of the ESOP and allocated to the participants. No dividends were paid in 2004 or 2005.

At December 31, 2005, the Company’s financial statements reflected a contra-equity account of $1.4 million. At December 31, 2004, the contra-equity account was $1.6 million.

Compensation costs recognized amounted to $128,000, $287,000 and $709,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 20 – Stock Options and Warrant

The Company occasionally grants stock options to purchase the Company’s common stock to officers and directors. The options have been granted at a strike price equivalent to the current fair value of the Company’s common stock on the grant date and have a maximum term of five years. Most options with a per share exercise price at or above $7.00 do not expire following an officer or director’s termination. Options with a per share exercise price below

$7.00 terminate at various times ranging from 60 days to one year following an officer or director’s termination. As of December 31, 2005, the Company had outstanding options held by officers and directors to purchase an aggregate of 1,715,075 shares of the Company’s common stock. All options are vested as of December 31, 2005. During the fourth quarter of 2005, the Company accelerated the vesting on 78,000 options to certain non-senior officers and as a result, recorded a non-recurring compensation expense of $35,000. On February 20, 2004, upon closing of its private placement of common stock, the Company granted to the placement agent in that offering a warrant (“the warrant”) to purchase 140,187 shares of the Company’s common stock at a per share exercise price of $5.89. The warrant expires on February 20, 2008, and until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

The following sets forth certain information regarding stock options for the years ended December 31, 2003, 2004 and 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2002	830,538	$11.00

Granted, year ended December 31, 2003	639,000	7.00
Expired, year ended December 31, 2003	(537,038)	11.57

Balance, December 31, 2003	932,500	8.12

Granted, year ended December 31, 2004	902,687	5.51
Exercised year ended December 31, 2004	(115,000)	5.35
Expired, year ended December 31, 2004	(143,000)	11.47

Balance, December 31, 2004	1,577,187	6.52

Granted, year ended December 31, 2005	615,000	6.91
Exercised, year ended December 31, 2005	(212,425)	5.72
Expired, year ended December 31, 2005	(124,500)	6.90

Balance, December 31, 2005	1,855,262	6.71

Exercise Prices	Number	Expiration Date	Options Exercisable
Options with exercise price of $7.00	527,000	2008	527,000
Options with exercise price of $7.00	137,500	2007	137,500
Options with exercise price of $10.00	88,000	2006	88,000
Options with exercise price of $5.35	335,500	2009	335,500
Options with exercise price of $5.50	25,000	2009	25,000
Options with exercise price of $5.89 (warrant)	140,187	2008	140,187
Options with exercise price of $7.00	30,000	2009	30,000
Options with exercise price of $7.05	5,000	2009	5,000
Options with exercise price of $6.81	502,075	2010	502,075
Options with exercise price of $7.88	15,000	2010	15,000
Options with exercise price of $7.68	50,000	2010	50,000

Total outstanding, December 31, 2005	1,855,262		1,855,262

The Company permits option holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through option exercise. This technique results in an increase in the number of shares outstanding with little or no increase in capital account balances. No option holders tendered shares during 2005, 2004 or 2003.

The Company accounts for its stock based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Generally, stock based compensation expense is not reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company has recorded the warrant to purchase 140,187 shares of the Company’s common stock, which was issued at the fair value of the Company’s common stock, using the Black-Scholes model to determine a fair value of $1.73 per share. Since the warrants were issued as compensation for services rendered for the common stock issuance, the charge for the options resulted in a decrease to additional paid in capital of $243,000. Effective January 1, 2006, the Company plans to adopt SFAS 123R, which will require compensation expense to be recognized for all share-based payments.

Since the Company’s options granted in 2005, 2004 and 2003 vest immediately, for purposes of pro forma disclosure, the compensation expense related to these options has been recognized in the year granted. The Company’s pro forma information, after giving effect to the deduction for stock-based employee compensation expenses determined under fair value based method for all awards, net of tax, is as follows:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Net income (loss):
As reported	$1,649	$4	$(13,100)

Deducts:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(801)	(1,018)	(888)

Pro forma net income (loss)	$848	$(1,014)	$(13,988)

Basic net income (loss) per share:
As reported	0.19	—	(2.79)
Pro forma	0.10	(0.12)	(2.98)

Diluted net income (loss) per share:
As reported	0.19	—	(2.79)
Pro forma	0.10	(0.12)	(2.98)

The weighted average per share fair values of options granted to employees during 2005, 2004 and 2003 were $2.45, $2.17 and $2.11, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	.468	.403	.283
Risk free interest rate	2.87%	3.16%	3.26%
Expected life (in years)	3.2	5	5

Community Bank has advisory director boards established in the various markets it serves. Prior to January 1, 2006, these advisory directors were given the option to receive their fees in cash or stock. Common stock issued in lieu of cash for advisory directors’ fees is summarized as follows:

	2005	2004	2003
Shares issued	14,388	20,720	17,030

Fair market value on issue date (in thousands)	$99	$110	$120

The aggregate fair market value of the shares issued was charged to expense in each respective period. Advisory directors will be paid solely in cash for all service after January 1, 2006.

Note 21 – Related Party Transactions

Loans: The Company, through Community Bank, also offers first mortgage real estate loans on the primary residence, at a rate of 5%, to employees who are required to relocate in the course of their employment. As of December 31, 2005 and 2004, executive officers and directors of the Company and executive officers of Community Bank and its subsidiaries, including members of their immediate families and related interests, had relocation loans outstanding with total indebtedness of approximately $482,000 and $490,000, respectively. Other loans to directors and executive officers amounted to $2.2 million and $1.3 million at December 31, 2005 and 2004, respectively. These loans were originated in the normal course of business.

At December 31, 2003, Community Bank had a real estate loan in the amount of $5.4 million outstanding to Mr. Kennon R. Patterson, Sr., the former Chairman, President and Chief Executive Officer of the Company, and the former Chairman and Chief Executive Officer of Community Bank. The loan bore interest at rate equal to 4.00% per annum and matured unpaid on January 29, 2003. In connection with Mr. Patterson’s bankruptcy filing during 2003, Community Bank reclassified this loan to nonaccrual status and charged-off all accrued interest totaling $0.2 million on February 4, 2003. The outstanding principal balance of the loan remained at $5.2 million until December 8, 2004 when the Bank foreclosed on the loan and charged off $2.2 million. During 2004, the highest principal balance outstanding for this loan was $5.2 million.

Deposits: The total deposits of our executive officers and directors, including savings, checking and time deposits were $0.8 million and $0.6 million at December 31, 2005 and 2004, respectively.

Note 22 – Other Operating Expenses

Other operating expenses consisted of the following:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Amortization of intangibles, other	$79	$79	$79
Supplies	522	526	572
Postage	277	307	295
Telephone and data communications	801	853	691
Courier services	298	304	314
ATM expense	111	152	124
Holding costs on other real estate owned	301	328	297
Provision for debt cancellation	(67)	(41)	104
Marketing, public relations, business development	723	529	564
Other	1,048	692	1,481

	$4,093	$3,729	$4,521

Note 23 – Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount (restated)	Fair Value (restated)
	(in thousands)
Financial assets
Cash and cash equivalents	$44,016	$44,016	$52,512	$52,512
Securities	136,405	136,405	147,168	147,168
Loans and capitalized lease receivable, net	335,496	331,747	298,619	296,498
Accrued interest receivable	3,392	3,392	2,766	2,766

Total financial assets	$519,309	$515,560	$501,065	$498,944

Financial liabilities
Deposits	$438,904	$437,316	$448,915	$450,160
Short-term borrowings	521	521	621	621
Long-term debt and capitalized lease obligation	81,355	88,389	52,203	59,629
Accrued interest payable	2,166	2,166	1,730	1,730

Total financial liabilities	$522,946	$528,392	$503,469	$512,140

Off-balance sheet credit related financial instruments:
Commitments to grant loans	$27,416	$27,416	$24,026	$24,026
Standby letters of credit	1,149	1,149	465	465

Note 24 – Subsequent Events

On January 11, 2006, the Company sold Heritage Valley Farm, its largest piece of other real estate owned for $9.8 million, or $8.7 million net of commissions and other costs. The Company carried the property at $5.8 million. The Company received $0.5 million in cash and a $9.3 million loan receivable. The loan receivable earns interest at an annual rate of 6.5% and matures on December 15, 2006. The Company recorded a gain of $2.3 million and deferred a gain of $0.6 million. The gain on the sale of this property does not recover previous losses related to the Company’s former Chairman and Chief Executive Officer.

On January 30, 2006, the United States District Court for the Northern District of Alabama ordered Kennon R. Patterson, Sr., former Chairman and CEO of Community Bancshares and Community Bank, and Larry E. Bishop, former Vice President of Community Bank, to pay approximately $1.8 million in restitution in connection with their criminal convictions. Approximately $1.3 million of the restitution award is payable to Community Bank. Both individuals have appealed their convictions. Community Bank does not presently know if it will receive any restitution payments or when any such payments might be made. Consequently, the Bank has not accrued a receivable for the restitution, nor will it record income as a result of this order until payment is actually received.

On March 23, 2006, Community Bank entered into an Acquisition Agreement with Robertson Banking Company pursuant to which Robertson will acquire certain assets and assume certain liabilities of Community Bank’s branch office in Demopolis, Alabama. Robertson will acquire substantially all of the deposits, loans and fixed assets of the branch as well as a building currently held by Community Bank as “other real estate” in which Community Bank’s former downtown office was located prior to its consolidation with the Branch. As consideration for the purchase, Robertson will pay the net book value of the loans, equal to approximately $6.6 million, and an agreed upon price of $1.0 million for the fixed assets and deposits which is the equivalent of the net book value of the fixed assets and a premium of approximately 7.4% on the core deposits assumed based on a 30-day average of the account balances. The transaction, which is subject to regulatory approval and other conditions, is anticipated to be completed in the second or third quarter of 2006.

Note 25 – Branch Sale

On November 9, 2005, Community Bank consummated the sale of its Double Springs, Alabama branch office. The following outlines the total assets sold and total liabilities transferred on the transaction (in thousands).

Loans	$1,678
Premises and equipment, net	939
Accrued interest receivable	10
Other assets	171

Total assets	$2,798

Deposits	$7,853
Accrued interest payable	29
Other liabilities	3

Total liabilities	$7,885

The Company paid $4.7 million in cash on this transaction. The Company recognized a total gain of $0.4 million representing the premium received on core deposits less discounts on loans and fixed assets.

Note 26 – Condensed Parent Company Information

PARENT COMPANY ONLY

BALANCE SHEETS

(Unaudited)

	December 31,
	2005	2004
	(in thousands)
Assets:
Cash and due from banks	$3,510	$3,050
Investment in subsidiaries*	50,970	49,993
Intangible assets, net	494	573
Deferred income tax assets	2,346	950
Refundable income taxes-current	—	1,072
Other assets	390	339

Total assets	$57,710	$55,977

Liabilities and stockholders’ equity:
Junior subordinated debentures	$10,310	$10,310
Other liabilities	3,067	2,963
Stockholders’ equity	44,333	42,704

Total liabilities and stockholders’ equity	$57,710	$55,977

*	Eliminated in consolidation

PARENT COMPANY ONLY

STATEMENTS OF OPERATIONS

(Unaudited)

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Income:
From subsidiaries - eliminated in consolidation:
Management fees	$—	$—	$25
Interest	31	109	40
Other income	2	—	1

	33	109	66

Expenses:
Salaries and employee benefits	189	147	316
Interest	1,084	1,346	1,425
Other expenses	235	385	427

	1,508	1,878	2,168

Loss before income taxes and equity in undistributed earnings of subsidiaries	(1,475)	(1,769)	(2,102)
Income taxes	809	664	817

Loss before equity in undistributed earnings (loss) of subsidiaries	(666)	(1,105)	(1,285)
Equity in undistributed earnings (loss) of subsidiaries	2,315	1,109	(11,815)

Net income (loss)	$1,649	$4	$(13,100)

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Operating activities:
Net income (loss)	$1,649	$4	$(13,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss of subsidiaries	(2,315)	(1,109)	11,815
ESOP change related to shares released	128	118	181
Amortization	79	79	82
Loss on sale of premises and equipment	—	—	11
(Increase) decrease in other assets	(364)	(712)	403
Increase (decrease) in other liabilities	72	(2,966)	2,014
Other	135	110	119

Net cash provided by (used in) operating activities	(616)	(4,476)	1,525

Investing activities:
Capitalization of subsidiaries	(100)	(3,814)	(5,100)

Net cash used in investing activities	(100)	(3,814)	(5,100)

Financing activities:
Repayment of long-term debt	—	(3,169)	(409)
Issuance of common stock	1,216	8,521	10,365
Purchase of treasury stock	(40)	(980)	—

Net cash provided by financing activities	1,176	4,372	9,956

Net change in cash and cash equivalents	460	(3,918)	6,381
Cash and due from banks, beginning of year	3,050	6,968	587

Cash and due from banks, end of year	$3,510	$3,050	$6,968

Unaudited Consolidated Quarterly Results

A summary of the unaudited results of operations for each quarter of 2005 and 2004 follows:

	First Quarter (restated)	Second Quarter (restated)	Third Quarter (restated)	Fourth Quarter
	(in thousands except per share data)
2005:
Total interest income	$7,485	$8,030	$8,357	$8,485
Total interest expense	3,296	3,383	3,469	3,786
Provision for loan losses	258	86	318	134
Net interest income, after provision for loan losses	3,931	4,561	4,570	4,565
Securities gains, net	(2)	(36)	—	(3)
Trading gains (losses) on economic hedge	(223)	135	(144)	(49)
Total noninterest income	1,801	1,572	1,339	2,330
Total noninterest expense	5,427	5,828	5,808	5,535
Income taxes	(99)	(125)	(3)	(196)
Net income (loss)	205	181	98	1,165

Net income (loss) per share:
Basic	$0.02	$0.02	$0.01	$0.14
Diluted	$0.02	$0.02	$0.01	$0.14

	First Quarter (restated)	Second Quarter (restated)	Third Quarter (restated)	Fourth Quarter (restated)
	(in thousands except per share data)
2004:
Total interest income	$7,653	$7,497	$7,607	$7,469
Total interest expense	3,284	3,201	3,183	3,257
Provision for loan losses	299	78	345	265
Net interest income, after provision for loan losses	4,070	4,218	4,079	3,947
Securities gains, net	238	—	(44)	(1)
Trading gains (losses) on economic hedge	388	(620)	388	(126)
Total noninterest income	2,113	818	1,823	1,719
Total noninterest expense	5,827	5,476	5,518	6,200
Income taxes	(122)	245	(180)	295
Net income (loss)	234	(195)	204	(239)

Net income (loss) per share:
Basic	$0.03	$(0.02)	$0.02	$(0.03)
Diluted	$0.03	$(0.02)	$0.02	$(0.03)

As described in Note 1, the Company has restated its previously reported quarterly results for 2004 and the first three quarters of 2005, as listed above.

This restatement increased (decreased) income statement captions for the affected periods as follows (unaudited) (in thousands except per share data):

	Total	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Interest expense	$288	$(11)	$299
Noninterest income	(222)	(233)	11
Provision for income taxes	(204)	(89)	(115)

Net income	$(306)	$(133)	$(173)

Diluted net income per share	$(0.04)	$(0.02)	$(0.02)

	For the Quarters Ended
	Total	September 30, 2005	June 30, 2005	March 31, 2005
Interest expense	$(11)	$(30)	$1	$18
Noninterest income	(233)	(144)	135	(224)
Provision for income taxes	(89)	(46)	54	(97)

Net income	$(133)	$(68)	$80	$(145)

Diluted net income per share	$(0.02)	$(0.01)	$0.01	$(0.02)

	For the Quarters Ended
	Total	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Interest expense	$299	$61	$61	$88	$89
Noninterest income	11	(125)	369	(620)	387
Provision for income taxes	(115)	(74)	123	(283)	119

Net income	$(173)	$(112)	$185	$(425)	$179

Diluted net income per share	$(0.02)	$(0.01)	$0.02	$(0.05)	$0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In 2005, there were no changes in or disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES.

Restatement

During the course of our 2005 external audit, our accounting staff along with our external auditors identified an error with respect to our use of hedge accounting for a certain transaction in accordance with generally accepted accounting principles, including Statement of Financial Accounting Standards No. 133 (“SFAS 133”) and its related interpretations. The error was in accounting for the interest rate swap on a pool of certificates of deposit. Upon initial application, this swap was viewed as eligible for either the “short cut” or abbreviated method of documenting effectiveness of the swap as a hedge. Because this swap was retrospectively determined not to qualify for these abbreviated methods of documentation, we were required to, but did not, test periodically for effectiveness. Adjustments to correct the accounting for this transaction are included in our restated consolidated financial statements.

The accounting staff and the external auditors reported their findings to management and to the Chairman of the Audit Committee of the Board of Directors. After initial discussions with the Chairman of the Audit Committee, management determined on February 1, 2006 that previously reported financial results should be restated to reflect correction of this error to eliminate hedge accounting for this swap and, in light of the restatement, that the financial statements and other information referred to above should no longer be relied upon.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures as of December 31, 2004. We identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions:

a failure to ensure the correct application of generally accepted accounting principles, including SFAS 133 and its related interpretations for certain derivative transactions, as described in (a) above, and failure to correct that error subsequently.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

Remediation of Material Weakness in Internal Control

We believe that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivatives transactions. The remedial actions included:

1. improved training, education and accounting reviews designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with generally accepted accounting principles, including SFAS 133 and its related interpretations;

2. a comprehensive review of our internal financial controls with respect to the types of hedging transactions affected by the restatement to ensure compliance with generally accepted accounting principles, including SFAS 133 and its related interpretations;

3. a redesignation the swap related to the certificates of deposit during the fourth quarter as trading.

In connection with this Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including, after giving effect to the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following provides the names of the Company’s directors, their ages, the positions held by them with the Company and certain of its subsidiaries and their principal occupations for the last five years:

Name, Age and Positions Held with the Company and Subsidiaries	Director of Company Since	Principal Occupation During Past Five Years

Directors with Terms Expiring in 2006 (Class I)

Roy B. Jackson (71) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	1999	(Retired) Owner of Jackson Farm & Garden Center (farm supplies), Minor Hill, Tennessee

Stacey W. Mann (53) Director of Community Bancshares (1); Director and President of Community Bank; Director of 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp., Southern Select Insurance Inc., and Community Funding Corporation; Vice President of Community Funding Corporation	2003	President of Community Bank (2003 – Present); Executive Vice President and Chief Operating Officer of Community Bank (2001 – 2003); Area Executive Vice President of Community Bank (1997 – 2001)

Philip J. Timyan (48) Director of Community Bancshares, Inc.	2005	Managing Member of Riggs Qualified Partners, LLC (investment partnership), Western Springs, Illinois (1999-present)

Jimmie Trotter (68) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	2000	(Retired) Principal of Mortimer Jordan High School, Morris, Alabama

(1)	Mr. Mann previously was a director of the Company during 1997 and 1998 and again from June 2001 through February 2002.

Directors with Terms Expiring in 2007 (Class II)

Jeffrey K. Cornelius (59) Director of Community Bancshares, Inc. and Community Bank	2006	Owner-operator of Cornelius Cattle and Quarter Horses (cattle and horse breeding), Blountsville, Alabama

Glynn Debter (71) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	1996	Owner-operator of Debter Farms (cattle breeding), Horton, Alabama

John J. Lewis, Jr. (58) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	1997	Production Planning Manager for Tyson Foods, Inc. (food processing), Blountsville, Alabama

Terry G. Sanderson (46) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	2004	Certified Public Accountant d/b/a Terry G. Sanderson, C.P.A. and Sanderson & Associates, C.P.A., Huntsville, Alabama (1994-present); Chief Financial Officer of Bentley Pontiac-Cadillac (automobile sales), Huntsville, Alabama (1994-present)

Name, Age and Positions Held with the Company and Subsidiaries	Director of Company Since	Principal Occupation During Past Five Years

Directors with Terms Expiring in 2008 (Class III)

Kenneth K. Campbell (61) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	2003	President of K&B Properties, Inc. (real estate rental and development), Locust Fork, Alabama; Partner in Hinds & Campbell Properties (cell tower, communications systems and real estate rental), Birmingham, Alabama; (Retired) President of Birmingham Communications and Electronics, Inc. (wireless telephone), Birmingham, Alabama (1980-1998)

Patrick M. Frawley (54) Chairman, President and Chief Executive Officer of Community Bancshares; Chairman and Chief Executive Officer of Community Bank; Chairman of 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp., and Southern Select Insurance, Inc.; Vice President of Community Funding Corporation	2003	Chairman, President and Chief Executive Officer of Community Bancshares (2003 – Present); Chairman and Chief Executive Officer of Community Bank (2003 – Present); Senior Vice President of Community Bank (2002 – 2003); Director of Regulatory Relations for Bank of America (1991 – 2002)

Scott Head (43) Director of Community Bancshares, Inc. and Community Bank	2006	Benefits Consultant for Weston Agency, Inc. (employee benefits consulting), Huntsville, Alabama (2006 – Present); District Manager of Blue Cross Blue Shield of Alabama (insurance), Huntsville, Alabama (2000-2006)

Michael A. Tarpley (50) Director of Community Bancshares, Community Bank, 1st Community Credit Corporation, Community Appraisals, Inc., Community Insurance Corp. and Southern Select Insurance, Inc.	2004	Realtor and real estate developer, Hartselle, Alabama (2004-present); Partner in Faithway Feed Company (farm supplies), Guntersville, Alabama (2003-2004); Territory Manager for Pennington Seed, Inc. (lawn and garden supplies), Cullman, Alabama (1977-2003)

The following provides the names of the Company’s other executive officers not already listed above, their ages, the positions held by them with the Company and certain of its subsidiaries and their principal occupations for the last five years:

Name, Age and Positions Held with the Company and Subsidiaries	Principal Experience During Past Five Years
John W. Brothers (55) Chief Operating Officer of Community Bank; Director of 1st Community Credit Corporation, Community Insurance Corp. and Southern Select Insurance, Inc.	Chief Operating Officer of Community Bank (2004 - present); Director of Strategic Planning and Growth of Community Bank (2003 - 2004); Director of Financial Planning, Mergers and Acquisitions of Acosta Marketing, Jacksonville, Florida (2000 - 2003); Chief Financial Officer and Controller of Auto Group of Bank of America, Charlotte, North Carolina (1993 - 2000)

William H. Caughran (49) General Counsel and Corporate Secretary of Community Bancshares and Community Bank	General Counsel and Corporate Secretary of Community Bancshares (2002, 2003 - Present); General Counsel of Community Bank (1998 - 2002, 2003 - Present); Corporate Secretary of Community Bank (2002, 2003 – Present); Associate Counsel of AmSouth Bank, Birmingham, Alabama (1986-1998)

Kerri C. Kinney (36) Chief Financial Officer of Community Bancshares and Community Bank	Chief Financial Officer of Community Bancshares and Community Bank (2001 - Present); Senior Risk Consultant for Compass Bank, Birmingham, Alabama (2001); Chief Accounting Officer of Frontier National Corporation, Sylacauga, Alabama (1998 - 2000); Chief Financial Officer of Frontier National Bank, Lanett, Alabama (1997 - 2000); Vice President and Controller of The County Bank, Greenwood, South Carolina (1993 - 1997)

The Company’s bylaws provide that the term of office of an executive officer of the Company is to be as provided in the officer’s employment agreement or, if the officer is not a party to an employment agreement or if the officer’s employment agreement does not specify a term of office, as determined by the Company’s Board of Directors and until the officer’s successor is elected and qualified or until the officer’s earlier resignation or removal. The Company is a party to one employment agreement with Patrick M. Frawley, the Company’s Chairman and Chief Executive Officer. This agreement, effective March 29, 2005, provides for a three-year term of office for Mr. Frawley. Upon each anniversary date of the agreement, Mr. Frawley’s term of office is extended by one year unless the Company provides notice to Mr. Frawley that such extensions will cease.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” requires the Company’s directors, executive officers and persons who beneficially own more than ten percent of the Company’s common stock to file with the SEC on a timely basis initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. There are specific dates by which these reports are to be filed and the Company is required to disclose any failure to file on a timely basis reports that were required for 2005 or prior fiscal years.

The Company is not aware of any instance during 2005 in which any director or executive officer of the Company or any person who beneficially owned more than ten percent of the Company’s common stock failed to make a timely filing required by Section 16(a) of the Exchange Act, except that Mr. John J. Lewis, Jr. filed a Form 5 on February 9, 2006 reporting one transaction which should have been reported on the prior year’s Form 5. The Company has relied on written representations of its directors and executive officers and copies of the reports that have been filed in making required disclosures concerning beneficial ownership reporting.

Audit Committee

The Company established an Audit Committee of its Board of Directors in accordance with section 3(a)(58)(A) of the Exchange Act for the purpose of overseeing the accounting and financial reporting processes of the Company as well as the audits of the Company’s financial statements. The current members of the Audit Committee are Terry G. Sanderson, who serves as chairman, John J. Lewis, Jr., who serves as vice chairman, Glynn C. Debter, and Jimmie A. Trotter.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that the Company has one Audit Committee financial expert serving on its Audit Committee. Terry G. Sanderson, a certified public accountant, is the Audit Committee financial expert under Item 401(h) of Regulation S-K and is independent of management.

Code of Conduct and Ethics

The Board of Directors has adopted a Code of Conduct applicable to all directors, officers and employees and a Code of Ethics for Financial Professionals applicable to the Company’s Chief Executive and its financial officers, both of which are available on the Company’s website at www.communitybankal.com. These codes comply with NASDAQ and SEC requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides information concerning compensation paid or accrued by the Company for services rendered in all capacities during 2005, 2004 and 2003 for the Company’s Chief Executive Officer and each of the next four most highly compensated executive officers of the Company during 2005 (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

	Year	Annual Compensation						Long-Term Compensation Awards	All Other Compensation (1)
Name and Principal Position		Salary		Bonus		Other Annual Compensation		Securities Underlying Options
Patrick M. Frawley Chairman, Chief Executive Officer and President	2005 2004 2003	$324,038 300,000 297,577		41,250 5,124 —	(2)	75,974 59,905 35,451	(3) (3) (3)	75,000 75,000 150,000	14,367 15,231 16,993

Stacey W. Mann President of Community Bank	2005 2004 2003	$228,000 220,000 213,386		24,385 3,757 —	(2)	— 59,905 35,451	(3) (3)	40,000 40,000 40,000	14,367 15,231 18,793

William H. Caughran General Counsel	2005 2004 2003	$155,096 155,000 122,212		18,173 2,647 —	(2)	— — —		20,000 20,000 27,500	10,702 11,713 10,384

Kerri C. Kinney Chief Financial Officer	2005 2004 2003	$150,000 150,000 149,359		17,885 2,562 —	(2)	— — —		5,000 20,000 27,500	11,233 11,335 12,691

John W. Brothers Chief Operating Officer of Community Bank	2005 2004 2003	$143,750 134,375 105,813	(4)	17,764 2,455 —	(2)	— — 23,407	(3)	20,000 20,000 15,000	9,924 10,166 —

(1)	Amounts shown in this column for the fiscal year ended December 31, 2005 include contributions by the Company to the Company’s ESOP and 401(k) plan, respectively, as follows: Patrick M. Frawley $5,967 and $8,400; Stacey W. Mann $5,967 and $8,400; William H. Caughran $4,498 and $6,204; Kerri C. Kinney $5,233 and $6,000; and John W. Brothers $4,174 and $5,750. ESOP contributions for 2005 are estimated because the allocations for the 2005 plan year have not been completed by the plan record keeper.

(2)	These amounts represent (a) payments equivalent to one week of vacation pay made by the Company in recognition of the more than 109 days of unused vacation forfeited by the named executive officers in the aggregate on December 31, 2005 due to a change in the Company’s vacation policy, and (b) bonuses paid in 2006 as a result of improvements in the Company’s performance during 2005 and the sale of the Company’s largest piece of foreclosed property in early 2006.
(3)	Includes for 2005, 2004 and 2003, respectively, for Patrick M. Frawley $6,045, $3,423 and $3,383 with respect to social club dues, $4,920, $7,359 and $6,821 with respect to usage of a Company-owned automobile, $0, $22,854 and $25,247 with respect to expenses related to temporary housing and $65,009, $26,268 and $0 with respect to relocation expenses. Also includes for 2003 for John W. Brothers $1,938 with respect to usage of a company-owned automobile, $11,103 with respect to expenses related to temporary housing, $10,000 with respect to moving expenses and $366 with respect to discounted interest rates through participation in Community Bank’s employee loan program.
(4)	Mr. Brothers worked at Community Bank as an independent contractor from March 3, 2003 until April 28, 2003. The amount shown in the table for 2003 includes $22,836 paid to Mr. Brothers as an independent contractor and $82,977 paid to him as a Community Bank employee.

Stock Options

The following table provides information concerning grants of stock options by the Company to the named executive officers during 2005:

Option Grants in Last Fiscal Year

	Individual Grants				Potential realizable value at assumed annual rates of stock price appreciation for option term (1)
Name	Number of securities underlying options granted (2)	Percent of total options granted to employees in fiscal year	Exercise price	Expiration date	5%	10%
Patrick M. Frawley	75,000	12.20%	$6.81	1/11/2010	$141,000	$312,000
Stacey W. Mann	40,000	6.50	6.81	1/11/2010	75,200	166,400
William H. Caughran	20,000	3.25	6.81	1/11/2010	37,600	83,200
Kerri C. Kinney	5,000	0.81	6.81	1/11/2010	9,400	20,800
John W. Brothers	20,000	3.25	6.81	1/11/2010	37,600	83,200

(1)	Amounts represent hypothetical gains that could be achieved for the respective options at the end of the option term. The assumed 5% and 10% rates of annual stock appreciation are mandated by the rules of the SEC and may not accurately reflect the appreciation of the price of the Common Stock from the grant date until the end of the option term. These assumptions are not intended to forecast future price appreciation of the Company’s Common Stock.

(2)	The options were fully vested on the date of grant.

Option Exercises and Holdings

The following table provides information concerning the exercise of stock options during 2005 by the named executive officers and the number and value of unexercised stock options held by the named executive officers at December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at FY-End (3)	Value of Unexercised In-the-money Options at FY-End (2)(3)
Patrick M. Frawley	—	—	250,000	$418,000
Stacey W. Mann	—	—	142,500	$222,000
William H. Caughran	—	—	67,500	$112,400
Kerri C. Kinney	9,500	$30,550	46,000	$66,435
John W. Brothers	—	—	55,000	$98,400

(1)	“Value Realized” represents the amount equal to the excess of the fair market value (as determined by the board of directors) of the shares at the time of exercise over the exercise price.
(2)	Represents the fair market value as of December 31, 2005 ($8.12, as determined by the Board of Directors), of the underlying shares of Common Stock less the exercise price of the options.
(3)	All options are fully exercisable on the date of grant.

Retirement Plan

The following table shows the estimated annual benefits payable at normal retirement age (age 65) under Community Bancshares, Inc. Revised Pension Plan, a qualified defined benefit retirement plan, as well as under Community Bancshares Inc. Benefit Restoration Plan, a non-qualified supplemental retirement plan. This supplemental plan provides benefits that would otherwise be denied participants due to the limitations on qualified plan benefits imposed by the Internal Revenue Code. Mr. Mann is the only named executive officer who is a participant in this supplemental plan.

Pension Plan Table

	Years of Credited Service
Average Annual Compensation	10	20	30	40
$ 25,000	$3,750	$7,500	$11,250	$15,000
50,000	7,500	15,000	22,500	30,000
75,000	11,250	22,500	33,750	45,000
100,000	15,000	30,000	45,000	60,000
250,000	37,500	75,000	112,500	150,000
500,000	75,000	150,000	225,000	300,000
750,000	112,500	225,000	337,500	450,000
1,000,000	150,000	300,000	450,000	600,000
1,250,000	187,500	375,000	562,500	750,000

The benefits shown in the table above are not subject to any deduction for Social Security benefits or other offset amounts. Benefits are computed as a straight-line annuity beginning at age 65. Benefits under both plans were frozen as of December 31, 2003.

The amount of compensation covered by the combination of plans covering the named executive officers is total compensation, including bonuses, overtime or other forms of extraordinary compensation, as disclosed in the Summary Compensation Table above for years ending prior to January 1, 2004. The amount of the retirement benefit is determined by the length of the retiree’s credited service under the plans and his average monthly earnings for the five highest compensated, consecutive calendar years of the retiree’s final ten consecutive calendar years of employment with the Company and its subsidiaries. The full years of credited service under the plans for the named executive officers as of December 31, 2003 are as follows: Patrick M. Frawley: 2 years, Stacey W. Mann: 20 years, William H. Caughran: 5 years, Kerri C. Kinney: 2 years and John W. Brothers: 1 year.

Compensation of Directors

During 2005, non-employee directors of the Company were paid a fee of $500 for each quarterly meeting of the Board of Directors. Non-employee members of the Company’s Executive Committee, Nominating Committee, Executive Compensation Committee, Audit Committee and Benefits Administration Committee received a fee of $250 per meeting. Non-employee directors of the Company who are also directors of Community Bank received a monthly fee of $1,500, plus $500 per meeting held in excess of one per month. Non-employee directors of First Community Credit, Community Appraisals and Community Insurance received a quarterly fee of $500. Non-employee members of Community Bank’s Executive Committee, Audit Committee and Asset Quality Committee received $250 per meeting. Non-employee members of Community Bank’s Directors Credit Committee received a monthly fee of $500.

Executive Employment Agreement

On March 29, 2005 Community Bank entered into an Employment Agreement with Patrick M. Frawley, its Chairman and Chief Executive Officer. The agreement has a term of three years and is automatically renewed on each anniversary of the effective date for an additional one-year period, unless Community Bank or Mr. Frawley gives notice to the other party to terminate the automatic renewals. The employment agreement contains the following material terms: (i) a base salary at least equal to his base salary on March 29, 2005, (ii) the opportunity to earn a bonus under such performance criteria as may be established by the Compensation Committee, (iii) the ability to participate in Community Bank’s employee benefit programs on the same basis as other senior executives, and (iv) certain fringe benefits, including use of a company automobile and country club memberships.

In the event Mr. Frawley’s employment is terminated by Community Bank for any reason other than death, disability, or “for cause,” (as such terms are defined in the employment agreement), Mr. Frawley shall be entitled to receive (i) a lump sum payment equal to the sum of (1) unpaid salary through the date of termination, (2) pro-rata earned or target bonus for the year of termination, (3) any accrued vacation time, and (4) any compensation previously deferred; (ii) a lump sum payment equal to the present value of (1) his monthly salary that would have been payable for the 36 months following his termination of employment but for such termination, and (2) a series of 36 monthly payments, each of which is calculated by taking one-twelfth of the average of the bonuses earned by Mr. Frawley for the two calendar years immediately preceding the year in his termination of employment occurred; (iii) continuation of health and life insurance benefits for 36 months following termination of employment at the same level and on the same terms as provided to him immediately prior to his termination of employment; (iv) full vesting and continued participation for a period of 36 months following termination of employment in certain retirement plans or, if such full vesting and continued participation is not allowed, payment by Community Bank of a lump sum supplemental benefit in lieu of full vesting and continued participation in such plans; and (v) individual career counseling and outplacement services for a reasonable period of time following termination of employment, up to a maximum cost to the Company of $5,000. Mr. Frawley is also entitled to the above severance benefits if he terminates his employment with Community Bank during the 30-day period beginning on the first anniversary of a change in control, or if he terminates his employment pursuant to an involuntary termination (as such term is defined in the employment agreement).

If any payments pursuant to the agreement or otherwise would be subject to any excise tax under Section 4999 of the Internal Revenue Code, Community Bank will provide an additional payment such that Mr. Frawley retains a net amount equal to the payments he would have retained if such excise tax had not applied.

Change in Control Agreements

The Company or Community Bank entered into Change in Control Agreements with each of the named executive officers on the following dates: Stacey W. Mann and William H. Caughran, December 4, 1999; Kerri C. Kinney, September 18, 2001; and John W. Brothers, November 10, 2005. The change in control agreement with Patrick M. Frawley, dated December 12, 2003, was terminated simultaneously with the execution of Mr. Frawley’s employment agreement.

These agreements have terms of three years and are automatically renewed unless terminated by the Company at the end of any three year term. In the event of a change in control (as defined in the agreements) of the Company, the named executive officer is entitled to receive certain severance benefits, provided the executive officer’s employment is terminated by the Company within 30 months following the change in control, unless the termination is “for cause” or by reason of the officer’s death, disability or retirement on or after age 65. The executive officer is also entitled to severance benefits if the officer terminates his or her employment with the Company within 30 months following a change in control if, among other reasons, the officer’s authority, duties, compensation or benefits have been reduced or if the officer is forced to relocate more than 50 miles from his place of employment immediately prior to the change in control. If, during the term of the agreement, a transaction is proposed which, if consummated, would constitute a change in control and (i) the officer’s employment is thereafter terminated by the Company other than for cause or by reason of the officer’s death, disability or retirement on or after age 65 and (ii) the proposed transaction is consummated within one year following the officer’s termination of employment, the change in control will be deemed to have occurred during the term of the agreement and the officer will be entitled to severance benefits. The officer is also entitled to receive severance benefits if the officer terminates employment for any reason during a 30-day period beginning 12 months after the occurrence of a change in control.

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

The change in control agreements also provide that the total benefit payable to the executive officer will be calculated in accordance with one of three formulas set forth in the agreement, so as to provide the greatest total benefit after taxes, including any excise tax under Section 4999 of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

Glynn C. Debter, who serves as chairman, Roy B. Jackson, who serves as vice Chairman, Kenneth K. Campbell, Scott Head, John J. Lewis, Jr., Terry G. Sanderson, Michael A. Tarpley, Philip J. Timyan and Jimmie A. Trotter currently serve as members of the Executive Compensation/Benefits Committee of the Company’s Board of Directors. None of these individuals are, or were previously, officers or employees of the Company or any of its subsidiaries.

Except as disclosed below under Item 13, “Certain Relationships and Related Transactions,” during 2005, none of the members of the Executive Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K, and none of our executive officers served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on our Board of Directors or our Executive Compensation/Benefits Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 15, 2006, with respect to ownership of shares of Common Stock by each of the Company’s directors, the Company’s executive officers, and all directors and executive officers of the Company as a group, and each other person or group that is known by the Company, based solely upon a review of filings made with the SEC, to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.

	Shares of Common Stock Beneficially Owned (1)				Percentage of Total Shares Outstanding
Person, Group or Entity	Sole Power (2)		Shared Power (3)	Total
I. Directors, Nominees and Executive Officers
Kenneth K. Campbell	122,178	(4)	2,700	124,878	1.41%
Jeffrey K. Cornelius	200		—	200	*
Glynn Debter	100,400	(5)	13,361	113,761	1.28%
Patrick M. Frawley	255,415	(6)	89,954	345,369	3.89%
Scott Head	—		90,254	90,254	1.02%
Roy B. Jackson	100,600	(7)	4,500	105,100	1.18%
John J. Lewis, Jr.	143,390	(8)	91,654	235,044	2.65%
Stacey W. Mann	170,132	(9)	4,155	174,287	1.96%
Terry G. Sanderson	28,175	(10)	405	28,580	*
Michael A. Tarpley	29,024	(11)	90,454	119,478	1.35%
Philip J. Timyan	688,755		181,704	870,459	9.80%
Jimmie Trotter	102,000	(12)	4,014	106,014	1.19%
Kerri C. Kinney	50,549	(13)	—	50,549	*
John W. Brothers	55,997	(14)	2,000	57,997	*
William H. Caughran	72,116	(15)	3,274	75,390	*

All Company directors, nominees for directors and executive officers as a group (15 persons)	1,918,931		218,613	2,137,544	24.07%

II. Five Percent or Greater Stockholders
North Star Trust Corporation, as Trustee of the Community Bancshares, Inc. Employee Stock Ownership Plan (16) 500 West Madison Street, Suite 3800 Chicago, Illinois 60661	—		491,820	491,820	5.54%

Riggs Qualified Partners, LLC (17) 4324 Central Avenue Western Springs, Illinois 60558	688,755		—	688,755	7.76%

Spence Limited, L.P., Financial Junk, LLC, John Wilson Spence, III and Gerald J. Bruner (17) 115 West Liberty Street Blakely, Georgia 39823	—		747,570	747,570	8.42%
Jeffrey A. Miller and Eric D. Jacobs (17) P.O. Box 26039 Gallows Bay Station Christiansted, St. Croix, USVI 00824	—		647,355	647,355	7.29%

Stilwell Value Partners IV, L.P., Stilwell Associates, L.P. Stilwell Value LLC and Joseph Stilwell (17) 26 Broadway Street, 23rd Floor New York, New York 10004	—		715,831	715,831	8.06%

Ewing & Partners (17) 4514 Cole Avenue, Suite 808 Dallas, Texas 75205	—		764,662	764,662	8.61%

Timothy G. Ewing (17) 4514 Cole Avenue, Suite 808 Dallas, Texas 75205	53,372		764,662	818,034	9.21%

*	Less than 1%.
(1)	The number of shares reflected includes shares which, under applicable SEC regulations, are deemed to be beneficially owned, including shares as to which, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, either voting power or investment power is held or shared. In addition, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person which are currently exercisable, or which will become exercisable within 60 days following March 15, 2006, are deemed to be outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The total number of shares beneficially owned is divided, where applicable, into two categories: (i) shares as to which voting/investment power is held solely, and (ii) shares as to which voting/investment power is shared.
(2)	Unless otherwise specified in the following footnotes, if a beneficial owner is shown as having sole power, the owner has sole voting as well as sole investment power, and if a beneficial owner is shown as having shared power, the owner has shared voting power as well as shared investment power. Some individuals are shown as beneficial owners of shares held by the Company’s ESOP. The individual has sole power to direct the ESOP trustee as to the manner in which shares allocated to the individual’s account under the ESOP are to be voted. The individual has no direct power of disposition with respect to shares allocated to the individual’s account, except to request a distribution under the terms of the ESOP. The ESOP record keeper has not completed the allocation as of December 31, 2005, so the number of shares shown as allocated to an individual’s account are as of December 31, 2004.
(3)	This column may include shares held in the name of, among others, a spouse, minor children or certain other relatives sharing the same home as the director, nominee, executive officer or 5% stockholder. In the cases of Messrs, Frawley, Head, Lewis, Tarpley and Timyan, this column includes 89,954 shares which are held by the ESOP and which have not been allocated to any participant account. These individuals serve as members of the Administrative Committee of the ESOP and have investment authority over the unallocated shares, but each individual disclaims any beneficial ownership with respect to such unallocated shares.
(4)	Includes 75,000 shares which could be acquired within 60 days following March 15, 2006 pursuant to stock options.
(5)	Includes 100,000 shares which could be acquired within 60 days following March 15, 2006 pursuant to stock options.
(6)	Includes 250,000 shares which could be acquired within 60 days following March 15, 2006 pursuant to stock options and 4,415 shares allocated to Mr. Frawley’s ESOP account as of December 31, 2004.
(7)	Includes 100,000 shares which could be acquired within 60 days following March 15, 2006 pursuant to stock options.
(8)	Includes 100,000 shares which could be acquired within 60 days following March 15, 2006 pursuant to stock options and 19,868 shares held by an estate of which Mr. Lewis is the executor and a beneficiary.
(9)	Includes 142,500 shares which could be acquired within 60 days following March 15, 2006 pursuant to stock options and 20,986 shares allocated to Mr. Mann’s ESOP account as of December 31, 2004.
(10)	Includes 25,000 shares which could be acquired within 60 days following March 15, 2006 pursuant to stock options.
(11)	Includes 25,000 shares which could be acquired within 60 days following March 15, 2006 pursuant to stock options.
(12)	Includes 100,000 shares which could be acquired within 60 days following March 15, 2006 pursuant to stock options.
(13)	Includes 46,000 shares which could be acquired within 60 days following March 15, 2006 pursuant to stock options and 4,049 shares allocated to Ms. Kinney’s ESOP account as of December 31, 2004.
(14)	Includes 55,000 shares which could be acquired within 60 days following March 15, 2006 pursuant to stock options and 997 shares allocated to Mr. Brothers’ ESOP account as of December 31, 2004.
(15)	Includes 67,500 shares which could be acquired within 60 days following March 15, 2006 pursuant to stock options and 4,082 shares allocated to Mr. Caughran’s ESOP account as of December 31, 2004.
(16)	Participants in the ESOP have the power to direct the ESOP trustee how to vote shares allocated to their individual accounts. Any unallocated shares, and any allocated shares with respect to which voting instructions are not received from a participant, will be voted by the appropriate ESOP fiduciary in its discretion.
(17)	Information about this individual or group was obtained from a Schedule 13D or 13G, filed by such individual or group with the SEC.

Equity Compensation Plan Information

The Company adopted the Community Bancshares, Inc. 2005 Incentive Plan (the “2005 Incentive Plan”) which was approved by the Company’s stockholders on July 7, 2005. No stock options or other awards were granted pursuant to the 2005 Incentive Plan during 2005. Prior to the adoption of the 2005 Incentive Plan, the Company made individual stock option grants, from time to time, to its employees and directors not pursuant to an equity compensation plan. The following table sets forth information about the common stock that may be issued under all of the Company’s existing equity compensation plans and individual stock option agreements as of December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a)
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	—		—	600,000	(1)
Equity Compensation Plans Not Approved by Security Holders	1,715,075	(2)	$6.78	0	(3)

(1)	Shares reserved under the 2005 Incentive Plan are available for issuance pursuant to the exercise or grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares or unrestricted stock.
(2)	Reflects the sum of individual option grants made by the Company to employees and directors not pursuant to an equity compensation plan. These grants were made pursuant to stock option agreements that provide, among other things, the following terms:

•	the exercise price of the options is equal to the fair market value of the Company’s common stock at the date of grant;

•	the options expire upon the date that is five years after the date of grant;

•	the options are non-transferable, except upon the death of the holder;

•	the options contain a covenant not to compete with the Company; and

•	customary adjustment provisions for stock splits and similar corporate actions by the Company.

(3)	All future equity awards will be made pursuant to the 2005 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Community Bank has from time to time made loans to certain of the Company’s and Community Bank’s directors and executive officers, and members of their immediate families. Except as noted below, all such loans are made in the ordinary course of business on substantially the same credit terms, including interest rates, repayment terms and collateral, as those prevailing at the time for comparable transactions with other persons, and do not represent more than a normal risk of collection or present other features unfavorable to Community Bank or the Company. In addition, two directors have purchased foreclosed property from Community Bank. In both cases the Bank solicited bids for the properties in the ordinary course of business and the directors’ bids were the highest.

Community Bank maintains a program whereby each of its full-time employees is eligible for a discount of up to 1% in the rate of interest charged on a loan from Community Bank. Federal banking regulations permit executive officers of Community Bank to participate in this program. In addition, Community Bank maintains a program for executive officers and other of its employees who are required by Community Bank to relocate within its market area in connection with their employment with Community Bank. Under this program, each of these employees is eligible for a 5% annual interest rate on first mortgage real estate loans from Community Bank.

The largest aggregate amount of loans to directors and executive officers of the Company and members of their immediate families outstanding at any time during 2005 under these two programs was approximately $490,371. As of March 3, 2006, the total outstanding balance of loans by Community Bank to directors and executive officers of the Company and members of their immediate families under these two programs was approximately $479,110.

At December 31, 2005, the total outstanding balance of indebtedness incurred by the Company’s Employee Stock Ownership Plan or “ESOP” to purchase shares of common stock was approximately $1,344,505. This indebtedness, which was owed to the Company, and was secured by a pledge of 89,954 shares of Common Stock that have not been allocated by the ESOP, was guaranteed by the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

General

The Company’s independent public accounting firm for the calendar years ended December 31, 2005 and 2004 was Carr, Riggs & Ingram, LLC (“CRI”).

The following table shows the aggregate fees (and reimbursable expenses) billed to the Company for professional services by CRI for fiscal years 2004 and 2005.

	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$196,123	$286,639
Audit-Related Fees (2)	48,414	47,480
Tax Fees (3)	33,347	32,639
All Other Fees (4)	—	1,400

Total	$277,884	$366,758

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the quarterly interim consolidated financial statements and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements, as well as consents and assistance with, and review of, documents filed with the SEC.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees” and include employee benefit plan audits, internal control reviews and attestation services under professional standards.
(3)	Tax Fees consist of fees billed for professional services rendered for tax preparation and filing, tax compliance, tax advisory services.
(4)	All Other Fees consist of fees for products and services other than the services reported above. In 2004, Other Fees related primarily to agreed upon procedures for collateral verification for the Federal Home Loan Bank of Atlanta.

Based upon the Company’s relationship with CRI, including the services and fees set forth above, the Company’s Board of Directors believes that the provision of services by CRI to the Company is compatible with maintaining the independence of CRI from the Company.

Pre-Approval Policies and Procedures

Pursuant to the Audit Committee Charter and Company policy, all audit and permitted non-audit services must be pre-approved by the Audit Committee. All of the services described above for 2004 and 2005 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Financial Statements and Report of Independent Registered Public Accounting Firm

(b)	Exhibits

2.1	Purchase and Assumption Agreement by and between Community Bank, American Family Mortgage, LLC, and Ameridocs, LLC (1).

3.1	Certificate of Incorporation, as amended and restated May 2000 (2).

3.2	Bylaws, as amended and restated October 23, 2003 (3).

4.1	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (4).

4.2	Form of Option Agreement by and between Community Bancshares, Inc. and each of Acadia Fund I, L.P., Riggs Qualified Partners, Endurance Partners (Q.P.), L.P., Endurance Partners, L.P., Spence Limited, L.P., and John D. Norcross (5).

4.3	Warrant Agreement, dated February 20, 2004, by and between Community Bancshares, Inc. and FIG Partners, L.L.C. (6).

10.1	Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (7).

10.2	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (8).

10.3	Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (9).

10.4	Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (10).

10.5	Form of Amendment to Nonqualified Stock Option Agreement between Community Bancshares, Inc. and grantee, dated December 12, 2000 (11) (*).

10.6	Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Kinney (12) (*).

10.7	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt Robbins, Jimmie Trotter and Kerri Newton dated December 18, 2001 (13) (*).

10.8	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (14) (*).

10.9	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (15) (*).

10.10	Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (16) (*).

10.11	Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (17) (*).

10.12	Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (18).

10.13	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Merritt Robbins and Jimmie Trotter dated July 19, 2002 (19) (*).

10.14	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (20) (*).

10.15	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003 (21) (*).

10.16	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003 (22) (*).

10.17	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003 (23) (*).

10.18	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003 (24) (*).

10.19	Form of Change in Control Agreement between Community Bancshares, Inc. and William H. Caughran, Jr. dated December 4, 1999 (25) (*).

10.20	Employment Agreement, dated March 28, 1996 by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (26) (*).

10.21	Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (27) (*)

10.22	Amendment Number 1 to the Community Bancshares, Inc. Benefit Restoration Plan (28) (*).

10.23	Amendment Number 2 to the Community Bancshares, Inc. Benefit Restoration Plan (29) (*).

10.24	Change in Control Agreement between Community Bancshares, Inc. and Stacey W. Mann (30) (*).

10.25	Change in Control Agreement between Community Bank and Patrick M. Frawley (31) (*).

10.26	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt M. Robbins and Jimmie Trotter dated January 27, 2004 (32) (*).

10.27	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 27, 2004 (33) (*).

10.28	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 27, 2004 (34) (*).

10.29	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 27, 2004 (35) (*).

10.30	Form of Cancellation of Stock Option Agreement dated January 27, 2004 between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (36) (*).

10.31	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (37) (*).

10.32	Promissory Note and Pledge Agreement, dated February 11, 2004, by and between the Community Bancshares, Inc. Employee Stock Ownership Plan and Community Bancshares, Inc. (38) (*).

10.33	Form of Amendment to Nonqualified Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and each of Patrick M. Frawley, Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, Kerri C. Kinney, John J. Lewis, Jr., Loy D. McGruder, Stacey W. Mann, Merritt M. Robbins and Jimmie Trotter (39) (*).

10.34	Promissory Note, Loan Agreement and Security Agreement by and between Community Bancshares, Inc. and First Commercial Bank dated May 6, 2004 (40).

10.35	Summary Description of Director Compensation (41) (*).

10.36	Summary Description of Named Executive Officer Compensation (42) (*).

10.37	Amendment Number 3 to the Community Bancshares, Inc. Benefit Restoration Plan (43) (*).

10.38	Employment Agreement, dated March 29, 2005, between Community Bank and Patrick Frawley (44) (*).

10.39	Form of Nonqualified Stock Option Agreement for Directors dated January 12, 2005 (45) (*).

10.40	Form of Nonqualified Stock Option Agreement for Senior Officers dated January 12, 2005 (46) (*).

10.41	Form of Nonqualified Stock Option Agreement for Officers dated January 12, 2005 (47) (*).

10.42	Form of stock option agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Jimmie Trotter, Kenneth K. Campbell, Terry G. Sanderson and Michael A. Tarpley (48) (*).

10.43	Stock option agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 12, 2005 (49) (*).

10.44	Stock option agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 12, 2005 (50) (*).

10.45	Stock option agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 12, 2005 (51) (*).

10.46	Community Bancshares, Inc. 2005 Incentive Plan (52) (*).

10.47	Form of Change in Control Agreement, dated November 10, 2005, between Community Bancshares, Inc. and John W. Brothers (53) (*).

10.48	Real Property Sales Contract, dated October 12, 2005, between Community Bancshares, Inc. and Salvatore Cangiano (54).

10.49	Real Property Sales Contract dated November 10, 2005 between Community Bancshares, Inc. and William Carrington and Anne Davenport-Carrington (55).

10.50	Acquisition Agreement between Community Bancshares, Inc. and Robertson Banking Company dated March 23, 2006.

10.51	Acquisition Agreement between Community Bancshares, Inc. and First National Bank, Hamilton, Alabama dated August 4, 2005.

10.52	Stock Option Agreements dated January 12, 2005, January 27, 2004 and August 1, 2003 and Amendment to Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and John W. Brothers (*).

10.53	Stock Option Agreements dated January 12, 2005, January 27, 2004 and August 1, 2003 and April 2, 2003 and Amendment to Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and William H. Caughran (*).

10.54	Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April 12, 1994, effective January 1, 1995 (*).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Carr, Riggs & Ingram, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensation plan or arrangement.

(c)	Financial Statement Schedules

All financial statement schedules required pursuant to this item were either included in the financial information set forth in (a) above or are inapplicable and therefore not included.

(1)	Filed as Exhibit 2.1 to Form 8-K on April 29, 2005, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(4)	Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(5)	Filed as Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(6)	Filed as Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(10)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(11)	Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
(13)	Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(14)	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(15)	Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(16)	Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(17)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(18)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(19)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(20)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(21)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(22)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(23)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(24)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(25)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(26)	Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference.
(27)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(28)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(29)	Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(30)	Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(31)	Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(32)	Filed as Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(33)	Filed as Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(34)	Filed as Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(35)	Filed as Exhibit 10.33 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(36)	Filed as Exhibit 10.34 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(37)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(38)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(39)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(40)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(41)	Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(42)	Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(43)	Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(44)	Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(45)	Filed as Exhibit 10.1 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(46)	Filed as Exhibit 10.2 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(47)	Filed as Exhibit 10.3 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(48)	Filed as Exhibit 10.41 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(49)	Filed as Exhibit 10.45 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(50)	Filed as Exhibit 10.46 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(51)	Filed as Exhibit 10.47 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(52)	Filed as Exhibit A and included in Form DEF 14A on June 1, 2005, and incorporated herein by reference.
(53)	Filed as Exhibit 10.49 to Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(54)	Filed as Exhibit 10.50 to Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(55)	Filed as Exhibit 10.51 to Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

COMMUNITY BANCSHARES, INC.

By:	/s/ Patrick M. Frawley
Patrick M. Frawley
Chairman and Chief Executive Officer

By:	/s/ Kerri C. Kinney
Kerri C. Kinney
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2006.

Signature

/s/ Patrick M. Frawley Patrick M. Frawley	Chairman of the Board, President, Chief Executive Officer, Director (principal executive officer)

/s/ Stacey W. Mann Stacey W. Mann	Vice Chairman, Executive Vice President, Director

/s/ Kerri C. Kinney Kerri C. Kinney	Chief Financial Officer (principal accounting officer)

/s/ Kenneth K. Campbell Kenneth K. Campbell	Director

/s/ Jeffrey K. Cornelius Jeffrey K. Cornelius	Director

/s/ Glynn C. Debter Glynn C. Debter	Director

/s/ David Scott Head David Scott Head	Director

/s/ Roy B. Jackson Roy B. Jackson	Director

/s/ John J. Lewis, Jr. John J. Lewis, Jr.	Director

/s/ Terry G. Sanderson Terry G. Sanderson	Director

/s/ Michael A. Tarpley Michael A. Tarpley	Director

Philip J. Timyan	Director

/s/ Jimmie A. Trotter Jimmie A. Trotter	Director