Form 10-Q
period 2006-03-31
COMMUNITY BANCSHARES INC /DE/
filed 2006-05-22
CIK 752195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-16461

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2006
[Common Stock, $.10 par value per share]	8,806,946 shares

PART I

ITEM 1. FINANCIAL STATEMENTS.

Community Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) March 31, 2006	December 31, 2005
	(in thousands)
Assets
Cash and due from banks	$17,003	$16,425
Interest-bearing deposits in banks	2,320	2,235
Federal funds sold	23,387	25,356

Cash and cash equivalents	42,710	44,016
Securities available for sale	131,550	136,405
Loans held for sale	1,024	1,005
Loans, net of allowance for loan losses of $5,112 and $4,736	348,918	331,726
Capitalized lease receivable	2,740	2,765
Accrued interest receivable	3,589	3,392
Premises and equipment, net	22,332	22,558
Goodwill and other intangible assets, net	2,971	2,991
Other real estate owned	4,061	10,185
Deferred income tax assets	13,774	13,370
Other assets	2,627	2,871

Total assets	$576,296	$571,284

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$69,150	$71,420
Interest-bearing	372,132	367,484

Total deposits	441,282	438,904
Short-term borrowings	330	521
FHLBA debt	67,200	67,200
Capitalized lease obligations	3,831	3,845
Junior subordinated debentures (Note 7)	10,310	10,310
Accrued interest payable	1,968	2,166
Other liabilities	8,130	5,189

Total liabilities	533,051	528,135
Stockholders’ equity
Preferred stock (par value $.10 per share; 200,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.10 per share; 20,000,000 shares authorized; 8,997,881 and 8,927,975 shares issued as of March 31, 2006 and December 31, 2005, respectively; 2,191,897 shares of which are exchangeable for preferred stock)	900	893
Additional paid-in-capital	50,925	50,420
Stock options and warrant	278	278
Treasury common stock, at cost (104,955 shares as of both March 31, 2006 and December 31, 2005, respectively)	(1,021)	(1,021)
Accumulated deficit	(1,553)	(1,607)
Unearned ESOP common stock (85,980 and 89,954 shares as of March 31, 2006 and December 31, 2005, respectively)	(1,370)	(1,409)
Accumulated other comprehensive loss	(4,914)	(4,405)

Total stockholders’ equity	43,245	43,149

Total liabilities and stockholders’ equity	$576,296	$571,284

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2006	2005 (restated)
	(in thousands, except per share data)
Interest income:
Loans, including fees	$7,224	$5,881
Interest on investment securities:
Taxable securities	1,317	1,429
Tax-exempt securities	13	29
Federal funds sold	247	60
Other	89	86

Total interest income	8,890	7,485

Interest expense:
Deposits	2,900	2,400
Short-term borrowings	3	1
FHLBA debt	705	570
Capitalized lease obligations	69	53
Junior subordinated debentures	272	272

Total interest expense	3,949	3,296

Net interest income	4,941	4,189
Provision for loan losses	795	259

Net interest income, after provision for loan losses	4,146	3,930
Noninterest income:
Service charges on deposits	703	662
Insurance commissions	400	548
Bank club dues	54	77
Debt cancellation fees	(1)	(5)
Securities losses, net	(104)	(2)
Trading losses and net settlements on economic hedges	(20)	(223)
Other	316	744

Total noninterest income	1,348	1,801

Noninterest expense:
Salaries and employee benefits	2,630	2,594
Occupancy	531	541
Furniture and equipment	446	380
Insurance	151	322
Director and committee fees	90	103
Professional services	300	396
Foreclosed assets, net	182	41
Disposal or impairment of assets	27	24
Litigation, fraud or burglary	11	—
Other	1,087	1,026

Total noninterest expense	5,455	5,427

Income before income taxes	39	304
Income taxes	15	(99)

Net income	$54	$205

Earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three months ended March 31, 2005 (restated) and 2006

(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Stock Options and Warrant	Treasury Common Stock	Accumulated Earnings (Deficit)	Unearned ESOP Common Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004 (restated)	8,701,162	$870	$49,162	$243	$(981)	$(3,256)	$(1,571)	$(2,947)	$41,520
Comprehensive income:
Net income during period (restated)	—	—	—	—	—	205	—	—	205
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	(1,353)	(1,353)

Total comprehensive income									(1,148)

Common stock issued for stock options exercised	25,000	3	131	—	—	—	—	—	134
Release of ESOP common stock	—	—	(11)	—	—	—	43	—	32

Balance at March 31, 2005 (restated)	8,726,162	$873	$49,282	$243	$(981)	$(3,051)	$(1,528)	$(4,300)	$40,538

Balance at December 31, 2005	8,927,975	$893	$50,420	$278	$(1,021)	$(1,607)	$(1,409)	$(4,405)	$43,149
Comprehensive losses:
Net income during period	—	—	—	—	—	54	—	—	54
Change in fair value of cash flow hedge, net of tax	—	—	—	—	—	—	—	75	75
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—	—	—	—	—	(584)	(584)

Total comprehensive loss									(455)

Common stock issued for stock options exercised	59,575	6	379	—	—	—	—	—	385
Common stock issued in lieu of cash paid for directors’ fees at $8.12 per share	10,331	1	83	—	—	—	—	—	84
Tax benefit on stock options exercised	—	—	49	—	—	—	—	—	49
Release of ESOP common stock	—	—	(6)	—	—	—	39	—	33

Balance at March 31, 2006	8,997,881	$900	$50,925	$278	$(1,021)	$(1,553)	$(1,370)	$(4,914)	$43,245

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2006	2005 (restated)
	(in thousands)
Operating activities:
Net income	$54	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Loans originated and held for sale	(5,451)	—
Loans sold from held for sale	5,432	—
Provision for loan losses	795	259
Depreciation and amortization	444	421
Net amortization of securities	186	226
Deferred tax (benefit) expense	(15)	99
Realized investment security losses	104	2
Fair value loss on economic hedge	20	223
Gain on sale or impairment of premises and equipment	—	(3)
Realized losses on foreclosed assets	182	41
Increase in accrued interest receivable	(197)	(408)
Decrease in accrued interest payable	(198)	(278)
Other	477	1,735

Net cash provided by operating activities	1,833	2,522

Investing activities:
Proceeds from sales, calls and pay downs of securities available for sale	3,631	13,170
Proceeds from maturity of securities available for sale	—	5,000
Purchase of securities available for sale	(39)	(22,476)
Loan originations and principal collections, net	(9,614)	(4,414)
Proceeds from sale of premises and equipment	—	74
Additions to premises and equipment	(198)	(481)
Net proceeds from sale of foreclosed assets	523	317

Net cash used by investing activities	(5,697)	(8,810)

Financing activities:
Net decrease in demand deposits, NOW accounts, savings and time open deposit accounts	(6,384)	(6,409)
Net increase in certificates of deposit	8,762	437
Net decrease in short-term borrowings	(191)	(70)
Decrease in capitalized lease obligations	(14)	(13)
Issuance of common stock from stock options exercised	385	134

Net cash provided (used) by financing activities	2,558	(5,921)

Net change in cash and cash equivalents	(1,306)	(12,209)
Cash and cash equivalents, beginning of period	44,016	52,512

Cash and cash equivalents, end of period	$42,710	$40,303

Supplemental cash flow disclosures:
Interest paid on deposits and borrowed funds	$4,147	$3,555
Schedule of non-cash investing and financing activities:
Foreclosure of other real estate owned	409	190
Loan charge-offs, net of recoveries	419	294

The accompanying notes are an integral part of these consolidated financial statements

Note 1 – Restatements

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

Also, on May 11, 2006, the Company determined that it will amend its 2005 Annual Report on Form 10-K as a result of its conclusion that its deferred income tax assets were overstated. The Company will amend its annual report for 2005 on Form 10-K to reflect a prior period adjustment to the Company’s equity balance as of December 31, 2002 and to reflect a restatement of the financial results reported for the quarter and year ended December 31, 2004 as well as the resulting effects on the consolidated balance sheet and consolidated statement of stockholders’ equity for the year ended December 31, 2005.

The following table reflects the prior period adjustment necessary to correct the ending balance of the Company’s accumulated earnings and total stockholders’ equity for the deferred tax asset overstatement as of December 31, 2002:

	Accumulated Earnings	Total Stockholders’ Equity
	(in thousands)
Balance at December 31, 2002, before prior period adjustment	$11,024	$40,311
Prior period adjustment	(643)	(643)

Balance at December 31, 2002, as restated	$10,381	$39,668

The following tables reflect the previously reported amounts and the restated results by financial statement line item for the consolidated balance sheet, the consolidated statement of operations, and the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2004. The restated amounts reflect adjustments for both the swap transaction and the deferred tax asset correction and include the prior period adjustment described above. Certain amounts have been reclassified to conform to current year presentation.

Consolidated Balance Sheet:

	As of December 31, 2004
	As Previously Reported	As Restated
	(in thousands)
Deferred income tax assets (c)	$9,843	$12,758
Other assets (a)	7,845	3,862
Total assets (c)	553,424	552,355
Interest-bearing deposits (b)	378,347	378,635
Total deposits (b)	448,627	448,915
Total liabilities (b)	510,547	510,835
Accumulated deficit (c)	(1,899)	(3,256)
Total stockholders’ equity (c)	42,877	41,520
Total liabilities and stockholders’ equity (c)	553,424	552,355

Consolidated Statement of Operations:

	For the Year Ended December 31, 2004
	As Previously Reported	As Restated
	(in thousands, except per share data)
Interest expense-deposits (b)	$8,816	$9,115
Total interest expense (b)	12,626	12,925
Net interest income (1) (b)	18,675	17,301
Net interest income, after provision for loan losses (1) (b)	17,688	16,314
Trading gains (losses) and net settlements on economic hedges (b)	—	11
Income (loss) before income taxes (c)	53	(234)
Income taxes (c)	123	(303)
Net income (c)	$176	$(537)
Net income (loss) per share:
Basic (c)	$0.02	$(0.06)
Diluted (c)	$0.02	$(0.06)

(1)	Also includes reclassification adjustment for SFAS 91 so that prior years’ amounts conform to current year presentation.

Statement	of Changes in Stockholders’ Equity:

	For the Year Ended December 31, 2004
	(in thousands)
	As Previously Reported	As Restated
Increase attributable to net income (c)	$176	$(537)
Balance, end of period (c)	42,877	41,520

(a)	Affected by restatement of deferred tax asset, including the prior period adjustment.
(b)	Affected by restatement of SWAP.
(c)	Affected by restatements of both deferred tax asset, including the prior period adjustment, and the restatement of the SWAP.

Note 2 – General

The accompanying unaudited consolidated financial statements include the accounts of Community Bancshares, Inc. (“Community Bancshares”) and its wholly-owned subsidiaries, which, together with Community Bancshares, are hereinafter referred to collectively as the “Company.” The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Securities and Exchange Commission’s (the “Commission” or the

“SEC”) Quarterly Report on Form 10-Q and Article 10 of the Commission’s Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future periods. For further information, please refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”).

Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or stockholders’ equity.

Note 3 – Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125, to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 will be applicable to the Corporation beginning on or after January 1, 2007. The provisions of SFAS 155 are not expected to have a material impact on the Corporation.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which: (1) provides revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 will be applicable to the Corporation beginning January 1, 2007 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The provisions of SFAS 156 are not expected to have a material impact on the Corporation.

Note 4 – Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potentially dilutive common shares had all been issued, as well as any adjustment to income that would result from this assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. For the three month period ended March 31, 2006, 85,000 outstanding stock options were excluded from this calculation because they were considered antidilutive.

Earnings per common share have been computed based on the following:

	Three months ended March 31,
	2006	2005 (restated)
	(dollars in thousands)
Net income	$54	$205
Less: preferred stock dividends	—	—

Net income applicable to common stock	$54	$205

Weighted average number of common shares outstanding	8,761,310	8,509,841
Effect of dilutive options and warrants	240,813	139,771

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	9,002,123	8,649,612

No dividends on our common stock were declared during the three month period ended March 31, 2006 or 2005.

Note 5 – Stock Options and Warrants

The Company occasionally grants stock options to purchase the Company’s common stock to officers and directors. The options have been granted at a strike price equivalent to the current fair value of the Company’s common stock on the grant date and have a maximum term of five years. Most of the options with a per share exercise price at or above $7.00 do not expire following an officer or director’s termination. Options with a per share exercise price below $7.00 terminate at various times ranging from 60 days to one year following an officer or director’s termination. As of March 31, 2006, the Company had outstanding options held by officers and directors to purchase an aggregate of 1,641,500 shares of the Company’s common stock.

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

The following sets forth certain information regarding the outstanding stock options, including the warrants, for the three months ended March 31, 2005 and 2006:

	Number of shares	Weighted Average Exercise Price
Balance, December 31, 2004	1,577,187	$6.52

Granted, three months ended March 31, 2005	550,000	6.81
Exercised, three months ended March 31, 2005	(25,000)	5.35
Expired, three months ended March 31, 2005	(27,000)	6.37

Balance, March 31, 2005	2,075,187	6.61

Balance, December 31, 2005	1,855,262	6.71

Granted, three months ended March 31, 2006	—	—
Exercised, three months ended March 31, 2006	(59,575)	6.46
Expired, three months ended March 31, 2006	(14,000)	6.97

Balance, March 31, 2006	1,781,687	6.72

The following sets forth stock options and common stock warrants outstanding as of March 31, 2006:

Exercise Prices	Number	Expiration Date	Options/Warrants Exercisable
Options with exercise price of $7.00	508,000	2008	508,000
Options with exercise price of $7.00	132,500	2007	132,500
Options with exercise price of $10.00	85,000	2006	85,000
Options with exercise price of $5.35	313,000	2009	313,000
Options with exercise price of $5.50	25,000	2009	25,000
Options with exercise price of $5.89 (warrant)	140,187	2008	140,187
Options with exercise price of $7.00	30,000	2009	30,000
Options with exercise price of $7.05	5,000	2009	5,000
Options with exercise price of $6.81	478,000	2010	478,000
Options with exercise price of $7.88	15,000	2010	15,000
Options with exercise price of $7.68	50,000	2010	50,000

Total options and warrants outstanding, March 31, 2006	1,781,687		1,781,687

The Company permits option and warrant holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through option exercise. This technique results in an increase in the number of shares outstanding, but provides little or no increase in capital account balances. No option holders tendered previously owned shares during the three months ended March 31, 2006 or 2005.

Effective January 1, 2006, the Company adopted SFAS 123R and is required to recognize compensation expense for all share-based payments. During the three months ended March 31, 2006, no stock options were granted and therefore, no compensation expense was recognized. Prior to January 1, 2006, the Company applied the disclosure-only provisions of SFAS 123, which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion 25. The Company elected to follow APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information below was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. For purposes of pro forma disclosures, the compensation expense for the options is recognized on the grant date since all options vest immediately.

The Company’s pro forma information for the period prior to the adoption of SFAS 123R follows (in thousands, except earnings per share information):

Three months ended March 31, 2005
Net income:
As reported	$205
Deducts:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,048)

Pro forma net income (loss)	$(843)

Basic earnings (loss) per share:
As reported	$0.02
Pro forma	(0.10)
Diluted earnings (loss) per share
As reported	$0.02
Pro forma	(0.10)

The weighted average per share fair values of options granted to employees during the three months ended March 31, 2005 was $3.01. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

2005
Dividend yield	0%
Expected volatility	.468
Risk free interest rate	2.87%
Expected life (in years)	5

All of the Company’s outstanding options and warrants will be cancelled for cash in the pending merger of the Company with Superior Bancorp, formerly The Banc Corporation. See Note 12 in the Consolidated Notes to Financial Statements.

Note 6 – On Balance Sheet Derivatives Instruments and Hedging Activities

Derivative Financial Instruments

The Company is a party to derivative instruments in the normal course of business to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative instruments as of March 31, 2006 and December 31, 2005.

	March 31, 2006			December 31, 2005
	Trading		Other Than Trading	Trading		Other Than Trading
	(in thousands)
Interest rate swap agreements:
Pay fixed versus receive float	—		38,000	—		38,000
Receive fixed versus pay float	20,000	(1)	—	20,000	(1)	—

(1)	Represents an economic hedge

The Company may enter into interest rate swap contracts, including interest rate swap agreements for economic hedging purposes. The interest rate swap held by the Company as an economic hedge does not qualify for hedge accounting treatment. This economic hedge swap converts the fixed interest rate payment on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying a LIBOR-based floating rate. Changes in the fair value of this derivative and the interest exchanged are recognized in earnings in the line item trading gains (losses) and settlement on economic hedge. The fair value of this derivative is included in either trading account assets or accrued expenses and other liabilities. At March 31, 2006 and December 31, 2005, there was one swap held as an economic hedge that was classified as a trading security with a notional amount of $20.0 million.

Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated unmatched positions. There were no credit losses associated with derivative instruments classified as trading for the periods ended March 31, 2006 or 2005.

The following table presents the notional value amounts at March 31, 2006 and December 31, 2005 of the Company’s derivative positions held for hedging purposes. These derivative positions are primarily executed in the over-the-counter market.

	March 31, 2006		December 31, 2005
	Notional Value	Carrying Value	Notional Value	Carrying Value
	(in thousands)
Cash flow hedges:
Interest rate swap agreements	$38,000	$400	$38,000	$275

There were no credit losses associated with derivative instruments classified as hedging for the periods ended March 31, 2006 or 2005. At both March 31, 2006 and December 31, 2005, there were no nonperforming derivative positions classified as nontrading.

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

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Company’s fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Company and, therefore, creates a credit risk for the Company. When the fair value of a derivative instrument contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company’s credit committee. The Company also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Company’s agreements with derivative counterparties include bilateral collateral agreements.

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

Fair Value Hedges

The Company had no interest rate swaps at March 31, 2006 or December 31, 2005 considered to be a fair value hedge.

During the second quarter of 2005, the Company began entering into forward sale commitments, which are commitments for future sales of closed mortgage loans to third parties at a specified price. The change in the value of the forward sales commitment is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedged gains or losses were immaterial for the period ended March 31, 2006.

Cash-Flow Hedges

The Company has one interest rate swap implemented in November 2005 used to hedge the repricing characteristics of a floating rate liability. The Company has assumed hedge effectiveness using the short-cut method allowed under SFAS No. 133. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the period ended March 31, 2006. As of March 31, 2006, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash-flow hedges related to certain forecasted transactions that are probable of not occurring. For the three months ended March 31, 2006, the Company recognized a decrease in interest expense of $29,000 related to interest rate swaps accounted for as cash-flow hedges. At March 31, 2006, cash-flow hedges not terminated had a deferred net gain of $400,000 included in other comprehensive income, net of tax effect and a remaining life of 1.4 years. Based on the current interest rate environment, this gain is expected to be reclassified to interest income as net settlements occur.

Note 7 – Long-term Debt

FHLBA long-term debt:

Community Bancshares’ wholly owned principal operating subsidiary, Community Bank, is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and is approved to borrow up to $79.6 million under the FHLBA’s “Convertible Advance Program.” As of March 31, 2006, Community Bank had borrowed $67.2 million. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan portfolio. Under this security agreement, upon an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

The Company’s borrowings from the FHLBA as of March 31, 2006 are as follows:

Principal	Rate	Maturity	Options
$38,000,000	3-month LIBOR	August 10, 2015	Convertible by the FHLBA on August 10, 2007. If not converted, rate changes to 5.75% and will be fixed until maturity.
$9,200,000	4.02%	August 23, 2010	Convertible by the FHLBA on August 23, 2007.
$20,000,000	3.91%	September 16, 2015	Convertible by the FHLBA on September 16, 2015.

Prior to August 8, 2005, Community Bank had borrowed from the FHLBA $38.0 million at a fixed rate of 5.93% per annum with a final maturity of March 1, 2010. The borrowing was callable by the FHLBA on every quarterly payment date during the life of the obligation. On August 8, 2005, the Bank restructured this borrowing into the $38.0 million listed in the table above. This restructure was considered to be a modification of debt; therefore, no gain or loss was recognized.

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

Under the terms of the debenture, the Company may elect to defer payments of interest due on the debentures for up to ten semiannual payment periods. Accrued interest payable on the debentures was $66,000 and $338,000 at March 31, 2006 and December 31, 2005, respectively.

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

Note 8 – Issuance of Common Stock

Community Bank has advisory director boards established in the various markets it serves. These advisory directors are given the option to receive their fees in cash or stock. Directors’ fees are accrued when incurred and the aggregate fair market value of the shares issued is charged to accrued directors’ fees once issued. Common stock issued during the quarter ended March 31, 2006 in lieu of cash for 2005 accrued advisory directors’ fees was 10,331 shares at a fair market value of $84,000 on the issue date. No common stock was issued for directors’ fees during the three month period ended March 31, 2005.

During the three months ended March 31, 2006, 24,000 stock options were exercised at a grant price of $7.00 per share, 18,075 stock options were exercised at a grant price of $6.81, and 17,500 stock options were exercised at a grant price of $5.35 resulting in an increase to total stockholders’ equity of $385,000. During the quarter ended March 31, 2005, 25,000 stock options were exercised at a grant price of $5.35 per share, resulting in an increase to total stockholders’ equity of $134,000.

Note 9 – Pension Plan

Components of the net periodic benefit cost of the Company’s pension plan and benefit restoration plan for the three months ended March 31, 2006 and 2005 are as follows:

	March 31, 2006		March 31, 2005
	Pension Plan	Benefit Restoration Plan	Pension Plan	Benefit Restoration Plan
Interest cost on earned benefit obligation	$36,470	$35,130	$135,547	$36,682
Estimated return on plan assets	(42,097)	—	(158,018)	—
Amortization of net experience loss	12,531	1,365	31,130	1,228

Net periodic benefit cost	$6,904	$36,495	$8,659	$37,910

The Company contributed $783,061 to the pension plan during the first three months of 2005, but has made no contributions to the pension plan during the first three months of 2006.

Note 10 – Contingencies

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

On January 25, 2005, Mr. Patterson filed a third-party complaint in this lawsuit against R.B. Jackson, Jimmie Trotter, Glynn Debter, John J. Lewis, Jr., Patrick M. Frawley and Powell Goldstein, LLP. The third-party complaint alleges that Messrs. Jackson, Trotter, Debter and Lewis, as members of Community Bank’s Audit Committee, Powell Goldstein, LLP, as the independent counsel for Community Bank’s

Audit Committee, and Mr. Frawley, acting individually and in concert with one another, interfered with Mr. Patterson’s employment agreement with Community Bancshares. On April 19, 2005, Powell Goldstein, LLP was dismissed from the lawsuit. On July 15, 2005, Messrs. Jackson, Trotter, Debter, Lewis and Frawley filed a motion for summary judgment which has not been decided. On March 15, 2006, the court effectively unstayed the case by placing it on the administrative docket.

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

On July 7, 2004, the Court denied Mr. Patterson’s motion to dismiss the case. On or about July 23, 2004, Mr. Patterson filed a counterclaim seeking a judgment that he is entitled to benefits from the ESOP and declaratory and injunctive relief compelling the payment of such benefits. On July 26, 2004 the Court, at Mr. Patterson’s request, stayed discovery in the case pending the disposition of the criminal charges against Mr. Patterson. On December 14, 2005, the stay was lifted and the parties are currently proceeding with discovery.

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

On December 16, 2005, Mr. Patterson filed suit in the United States District Court for the Northern District of Alabama to compel payment of his accrued benefits under the Community Bancshares, Inc. Revised Pension Plan. The complaint seeks a judgment against the plan and an order compelling the payment of benefits. On March 23, 2006, the Pension Plan filed a motion for summary judgment seeking dismissal of the lawsuit on the grounds that the retroactive payments sought by Mr. Patterson are not permitted under the terms of the Pension Plan and Mr. Patterson both failed to exhaust his administrative remedies before filing the lawsuit and failed to complete the forms required to receive a distribution. On April 28, 2006, Mr. Patterson filed a cross-motion for summary judgment based on the same issues addressed in the Pension Plan’s motion for summary judgment.

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

Contingency Losses

In all claims against the Company, management has assessed where losses are both probable and can be reasonably estimated. As of March 31, 2006, management believes there were no losses that were both probable and that could be reasonably estimated; therefore, no accruals were made for contingent liabilities.

Note 11 – Sale of Other Real Estate Owned

On January 11, 2006, the Company sold its largest piece of other real estate owned for $9.8 million, or $8.7 million, net of commissions and other costs. The Company had carried the property at $5.8 million. The Company received $0.5 million in cash and financed $9.3 million of the purchase price. The loan, which is secured by a first mortgage on the property, bears interest at an adjustable rate equal to the prime rate of interest less 1%. Principal and interest are payable at maturity on December 15, 2006. Since the loan requires no principal or interest payments until maturity on December 15, 2006, the Company has decided to defer the gain on sale until the loan is either paid off or is refinanced as an amortizing loan with additional principal paid at refinancing. As a result, the Company recorded a deferred gain in the amount of $2.9 million which is included in other liabilities in the Company’s Consolidated Balance Sheet as of March 31, 2006.

Note 12 – Subsequent Events

On May 1, 2006, the Company announced that it had signed a definitive agreement with Superior Bancorp (“Superior”), formerly known as The Banc Corporation. Under the terms of the merger agreement, Superior will issue 0.8974 shares of its common stock for each share of the Company’s common stock and will pay cash for the Company’s outstanding stock options and warrants. The actual value of the consideration to stockholders will be based upon Superior’s share price at consummation. The merger is currently expected to occur by year-end 2006. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “project,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward looking statements include, without limitation, statements regarding:

•	our business strategy, including our entry into new markets and the exit from certain existing markets;

•	future performance, developments, transactions or market forecasts;

•	projected benefits to us as a result of any changes in our regulatory restrictions; and

•	projected investments in and dispositions of assets.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of our deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	interest rate risks and credit risks of our borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	our potential inability to successfully enter into new markets or to realize the expected benefits of entering into those new markets, or to recognize anticipated sales proceeds and savings from exiting certain existing markets;

•	our potential inability to successfully implement our strategic plan;

•	our potential inability to realize the expected operational and financial benefits resulting from our improved regulatory standing and the elimination of some of the litigation in which we have been involved;

•	the failure of assumptions underlying the establishment of our allowance for loan losses and other estimates, and the uncertainty and costs of litigation;

•	the risks of mergers, acquisitions and divestures, including, without limitation, the related time and costs of implementing such transactions, and the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions;

•	changes in accounting policies, rules and practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	our expected use of borrowed funds;

•	risks that the sales of other real estate owned will not close on the terms agreed, including without limitation time and price;

•	the effects of our merger agreement with Superior Bancorp, formerly known as The Banc Corporation, including the values that may be realized, the risks that we may lose customers or employees, the costs of complying with the terms of the merger agreement, and the risks inherent in Superior Bancorp’s business and stock value;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information discussed in this Report, as well as other factors and risks described in any of our other reports that we make with the SEC under the Exchange Act.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion is intended to assist in an understanding of the financial condition and results of operations of Community Bancshares, Inc. and its subsidiaries. Unless the context otherwise clearly indicates, the term “Company” includes Community Bancshares, Inc. and its subsidiaries, and the terms “Bank” and “Community Bank” refer to Community Bank, the Company’s wholly-owned commercial banking subsidiary. This analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing in Item 1 of this Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to consolidated financial statements, appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

During 2005, many positive developments occurred at our Company. A summary of several key 2005 developments include:

•	Approval of the pro tanto settlements of the Benson and Packard derivative lawsuits on January 31, 2005, resulting in a $0.6 million payment to the Company;

•	The conviction of our former Chairman, Kennon R. Patterson, Sr. on March 11, 2005, on 15 counts of conspiracy to commit fraud, bank fraud, false entries in bank records and filing false income tax returns, among others, which we view as another positive development for ongoing litigation;

•	Notice during March 2005 from the FDIC, the Federal Reserve Bank of Atlanta, and the Alabama State Banking Department that all regulatory agreements, memoranda, plans and/or orders have been terminated, which actions we expect to substantially reduce costs.

•	Purchase of American Family Mortgage, LLC effective on March 1, 2005 which we anticipate will increase fee income through the origination and sale of residential mortgage loans;

•	Opening of a full service “Financial Center” in Huntsville, Alabama on August 10, 2005, the first banking office to open as part of our expansion plans in this growing market;

•	Improvement in our net interest margin from 3.56% for 2004 to 3.84% for 2005, an important development in our strategy to increase core earnings;

•	The sale of our Double Springs, Alabama branch on November 9, 2005 as part of our branch rationalization strategies resulting in a gain of $0.4 million; and

•	A substantial reduction in loan charge-offs.

During the first three months of 2006, additional positive developments for the Company occurred. These include:

•	The sale of our largest piece of other real estate owned for $9.8 million;

•	Further improvement in our net interest margin to 3.94% for the three months ended March 31, 2006 as compared to 3.59% for the same period in 2005 and 3.84% for the year ended December 31, 2005;

•	Continued low levels of net charge-offs at 0.48% of average loans; and

•	Announcement on March 29, 2006 of our agreement to sell our Demopolis, Alabama branch as part of our branch rationalization strategy. The transaction is expected to close later this year.

Also, on May 1, 2006, the Company announced that it had signed a definitive agreement with Superior Bancorp (“Superior”), formerly known as The Banc Corporation. Under the terms of the merger agreement, Superior will issue 0.8974 shares of its common stock for each share of the Company’s common stock and will pay cash for the Company’s outstanding stock options and warrants. The actual value of the consideration to stockholders will be based upon Superior’s share price at consummation. The merger is currently expected to occur by year-end 2006. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.

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

Also, on May 11, 2006, the Company determined that it will amend its 2005 Annual Report on Form 10-K as a result of its conclusion that its deferred income tax assets were overstated by the amount of the tax refunds received as a result of the Company’s net operating losses that generated the deferred tax assets. The Company will amend the 2005 Form 10-K to reflect a prior period adjustment to the Company’s equity balance as of December 31, 2002 and to reflect a restatement of the financial results reported for the quarter and year ended December 31, 2004 as well as the resulting effects on the consolidated balance sheet and consolidated statement of stockholders’ equity for the year ended December 31, 2005.

The following table reflects a prior period adjustment necessary to correct the ending balance of the Company’s accumulated earnings and total stockholders’ equity for the deferred tax asset overstatement as of December 31, 2002:

	Accumulated Earnings	Total Stockholders’ Equity
	(in thousands)
Balance at December 31, 2002, before prior period adjustment	$11,024	$40,311
Prior period adjustment	(643)	(643)

Balance at December 31, 2002, as restated	$10,381	$39,668

The following tables reflect the previously reported amounts and the restated results by financial statement line item for the consolidated balance sheet, the consolidated statement of operations, and the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2004. The restated amounts reflect adjustments for both the swap transaction and the deferred tax asset correction and include the prior period adjustment described above. Certain amounts have been reclassified to conform to current year presentation.

Consolidated Balance Sheet:

	As of December 31, 2004
	As Previously Reported	As Restated
	(in thousands)
Deferred income tax assets (c)	$9,843	$12,758
Other assets (a)	7,845	3,862
Total assets (c)	553,424	552,355
Interest-bearing deposits (b)	378,347	378,635
Total deposits (b)	448,627	448,915
Total liabilities (b)	510,547	510,835
Accumulated deficit (c)	(1,899)	(3,256)
Total stockholders’ equity (c)	42,877	41,520
Total liabilities and stockholders’ equity (c)	553,424	552,355

Consolidated Statement of Operations:

	For the Year Ended December 31, 2004
	As Previously Reported	As Restated
	(in thousands, except per share data)
Interest expense-deposits (b)	$8,816	$9,115
Total interest expense (b)	12,626	12,925
Net interest income (1) (b)	18,675	17,301
Net interest income, after provision for loan losses (1) (b)	17,688	16,314
Trading gains (losses) and net settlements on economic hedges (b)	—	11
Income (loss) before income taxes (c)	53	(234)
Income taxes (c)	123	(303)
Net income (c)	$176	$(537)
Net income (loss) per share:
Basic (c)	$0.02	$(0.06)
Diluted (c)	$0.02	$(0.06)

(1)	Also includes reclassification adjustment for SFAS 91 so that prior years’ amounts conform to current year presentation.

Statement of Changes in Stockholders’ Equity:

	For the Year Ended December 31, 2004
	(in thousands)
	As Previously Reported	As Restated
Increase attributable to net income (c)	$176	$(537)
Balance, end of period (c)	42,877	41,520

(a)	Affected by restatement of deferred tax asset, including the prior period adjustment.
(b)	Affected by restatement of SWAP.
(c)	Affected by restatements of both deferred tax asset, including the prior period adjustment, and the restatement of the SWAP.

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

The level of net interest income is determined primarily by the average balances, or volume, of interest-earning assets and the various spreads between the rates we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage the interest-earning asset portfolio, which includes loans;

•	the availability and costs of particular sources of funds, such as non-interest bearing deposits; and

•	our ability to “match” our liabilities to fund our assets with a positive spread over our interest costs and with reasonable relations between the maturities or repricing dates of these assets and liabilities.

Net Noninterest Income

Our net noninterest revenues consist primarily of:

•	service charges on customer deposit accounts;

•	insurance commissions;

•	securities gains or losses; and

•	other service fees charged to customers.

Our net noninterest expenses consist primarily of:

•	salaries and employee benefits;

•	costs to hold and maintain premises and equipment;

•	insurance;

•	director and committee fees; and

•	professional service fees.

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

The consideration and application of many of these factors involve assumptions, estimates and judgments that are inherently uncertain and are subject to change. We believe that the allowance for loan losses was adequate at March 31, 2006 and December 31, 2005. While we use available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate factors could have a material effect on the determination of the allowance for loan losses. Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by our regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Alabama State Banking Department may require us to make additional provisions to our allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from ours.

•	Accounting for Income Taxes. We use the asset and liability method of accounting for income taxes. Our determination of the deferred and current provision for income taxes requires analysis of certain transactions and the related tax laws and regulations applicable to those transactions. We exercise significant judgment in evaluating the amount and timing of the recognition of the resulting tax liabilities and assets. Our judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. However, because our judgments and estimates are inherently subjective and subject to change, there can be no assurance that our determination of the provision for income taxes will not be changed, upward or downward, in future periods. Significant judgments are also made in determining the amount, if any, of valuation allowance accounts established to reduce the value of deferred tax assets for amounts estimated to be of no future benefit. As of both March 31, 2006 and December 31, 2005, we have no such valuation allowances established against our deferred tax assets. Although we believe that as of both March 31, 2006 and December 31, 2005, a valuation allowance on our deferred tax asset is not necessary because we believe they do represent future tax benefits, it is possible that results of operations could affect our judgments and estimates whereby we believe it to be necessary to establish a valuation allowance in the future.

•	Accounting for Contingencies. Statement of Financial Accounting Standard No. 5 (“SFAS 5”), “Accounting for Contingencies,” defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss. It will ultimately be resolved when one or more future events occur or fail to occur. SFAS 5 defines the different levels of probability as to whether or not future events will confirm the existence of a loss as follows:

•	“probable” – meaning that the future event or events are likely to occur;

•	“reasonably possible” – meaning that the chance of the future event or events occurring is more than remote but less than likely; or

•	“remote” – meaning that the chance of the future event or events is slight.

Professional judgment is required to classify the likelihood of the future events occurring. In assessing these levels of probability, we acquire all relevant information concerning the uncertain set of circumstances. An accrual of a loss occurs when it is both probable that an asset has been impaired or a liability has been incurred and when the amount of loss can be reasonably estimated.

As discussed in Note 10 to our consolidated financial statements, legal proceedings are pending or threatened against us, our subsidiaries as well as their respective indemnities. Except as discussed in Note 10:

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

FINANCIAL CONDITION

As of March 31, 2006 compared to December 31, 2005

General

The Company’s total assets at March 31, 2006 were $576.3 million, an increase of $5.0 million, or 0.9%, from $571.3 million at December 31, 2005. The Company experienced an increase in loans, net of allowance for loan losses, of $17.2 million, or 5.2%, during the first three months of 2006. The Company experienced an increase in deposits during the first three months of 2006 of $2.4 million, or 0.5%. Noninterest-bearing deposits decreased $2.2 million, or 3.1%, from December 31, 2005 to March 31, 2006, while interest-bearing deposits increased by $4.6 million, or 1.3%.

Earning Assets

The earning assets of the Company principally are comprised of:

•	loans;

•	investment securities;

•	interest-bearing balances in other banks; and

•	federal funds sold.

The Company’s investment securities portfolio is used by the Company to make various term investments, to provide a source of liquidity for the Company and to serve as collateral to secure certain deposits. The fair value of the Company’s investment securities decreased $4.8 million, or 3.5%, to $131.6 million at March 31, 2006, from $136.4 million at December 31, 2005. The Company also maintains short-term investments in the form of interest-bearing deposits with other banks. These interest-bearing deposits with other banks amounted to $2.3 million at March 31, 2006, compared to $2.2 million at December 31, 2005, representing an increase of $0.1 million, or 4.5%. At March 31, 2006, the Company had $23.4 million in federal funds sold, compared to $25.4 million at December 31, 2005, representing a decrease of $2.0 million, or 7.9%.

Total cash due from banks increased $0.6 million, or 3.7%, during the first three months of 2006, from $16.4 million at December 31, 2005 to $17.0 million at March 31, 2006. Excess cash and cash equivalents along with securities available for sale have been an additional funding source for loan growth. Loans comprise the largest single category of the Company’s earning assets. Loans, net of unearned income, but before the allowance for loan losses, were $354.0 million at March 31, 2006, which represented an increase of approximately $17.5 million, or 5.2%, from $336.5 million at December 31, 2005.

On May 11, the Company announced its intent to be purchased by Superior Bancorp, formerly known as The Banc Corporation. We believe that this pending transaction will make for a more profitable use of our balance sheet as our Company’s deposits will be a solid, inexpensive and needed source of funding for Superior Bancorp.

Nonperforming Assets and Past Due Loans

The Company’s nonperforming assets primarily are comprised of:

•	nonaccruing loans;

•	loans 90 days past due or greater;

•	restructured loans;

•	nonaccruing securities; and

•	other real estate owned.

Between December 31, 2005 and March 31, 2006, the Company’s ratio of the allowance for loan losses to total nonperforming assets improved from 34.28% to 68.77% due to the $5.2 million decline in nonperforming assets resulting from the sale of the Company’s largest piece of foreclosed property. The ratio of total nonperforming assets to total assets decreased to 1.29% at March 31, 2006, from 2.41% at year-end 2005, while the ratio of nonperforming loans to total loans, net of unearned income, decreased to 0.95% at March 31, 2006 from 1.08% at December 31, 2005. Total nonperforming assets decreased $6.4 million, or 46.4%, to $7.4 million at March 31, 2006, from total nonperforming assets of $13.8 million at December 31, 2005.

The following table summarizes the Company’s nonperforming assets at March 31, 2006 and 2005, as well as December 31, 2005.

NONPERFORMING ASSETS

	March 31,		December 31,
	2006	2005	2005
	(in thousands)
Nonaccruing loans	$2,747	$1,799	$3,078
Loans past due 90 days or more	392	296	318
Restructured loans	234	237	235

Total nonperforming loans	3,373	2,332	3,631
Other real estate owned	4,061	10,261	10,185

Total nonperforming assets	$7,434	$12,593	$13,816

Ratios:
Allowance for loan losses to loans, net of unearned income	1.44%	1.51%	1.41%
Allowance for loan losses to total nonperforming assets	68.77	36.44	34.28
Total nonperforming loans to total loans, net of unearned income	0.95	0.77	1.08
Total nonperforming assets to total assets	1.29	2.30	2.41

Funding and Other Debt Obligations

The Company’s primary sources of funding are from the deposits of customers of Community Bank and from the Company’s short-term and long-term borrowings. Total deposits of $441.3 million at March 31, 2006 reflected an increase of $2.4 million, or 0.5%, from total deposits of $438.9 million at year-end 2005 due to an increase in interest-bearing deposits. Noninterest-bearing deposits decreased $2.2 million, or 3.1%, to $69.2 million at March 31, 2006, from $71.4 million at December 31, 2005, while interest-bearing deposits increased $4.6 million, or 1.3%, to $372.1 million at March 31, 2006, from $367.5 million at December 31, 2005. Total short-term borrowings decreased $0.2 million, or 40.0%, from $0.5 million at December 31, 2005 to $0.3 million at March 31, 2006.

On May 6, 2004, Community Bancshares, Inc. established a line of credit with First Commercial Bank in the amount of $3.0 million. The rate on any used portion of the line of credit is the prime rate plus 50 basis points. The line of credit will mature on May 1, 2009, and only interest is due on outstanding amounts for two years, with principal payments to begin thereafter. At March 31, 2006, there was no balance outstanding on this line of credit.

Community Bank is a member of the Federal Home Loan Bank of Atlanta, or the “FHLBA,” and is approved to borrow up to $84.9 million under the FHLBA’s “Convertible Advance Program.” As of March 31, 2006, Community Bank had borrowed $67.2 million. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan and investment portfolios. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

The Company’s borrowings from the FHLBA as of March 31, 2006 are as follows:

Principal	Rate	Maturity	Options
$38,000,000	3-month LIBOR	August 10, 2015	Convertible by the FHLBA on August 10, 2007. If not converted, rate changes to 5.75% and will be fixed until maturity.
$9,200,000	4.02%	August 23, 2010	Convertible by the FHLBA on August 23, 2007.
$20,000,000	3.91%	September 16, 2015	Convertible by the FHLBA on September 16, 2015.

Community Bank had originally borrowed from the FHLBA $38.0 million at a fixed rate of 5.93% per annum with a final maturity of March 1, 2010. The borrowing was callable by the FHLBA on every quarterly payment date during the life of the obligation. On August 8, 2005, the Bank restructured this borrowing into the $38.0 million listed in the table above. This restructure was considered to be a modification of debt; therefore, no gain or loss was recognized.

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

The Company has a loan to the ESOP that bears interest at a floating rate equal to the prime rate of interest. As of March 31, 2006, the interest rate on the note was 7.75%. Principal and interest payments on the ESOP loan are due monthly through August 16, 2011, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement, subject to applicable ERISA and tax restrictions. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at March 31, 2006 was $1.3 million.

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

Mr. Kennon R. Patterson, Sr., whose employment with the Company terminated in January 2003, has demanded to receive from the ESOP a total of approximately $350,000, representing the total amount accrued by Mr. Patterson during his participation in the ESOP. The Company evaluated its obligations to Mr. Patterson in light of

Mr. Patterson’s indictment and subsequent conviction of certain crimes involving the Company, as well as other requirements of law applicable to ESOPs, and, as a result, on March 15, 2004, the ESOP and the ESOP trustee, North Star Trust Company, filed suit in the United States District Court for the Northern District of Alabama against Kennon R. Patterson, Sr. In the lawsuit, the ESOP seeks damages for alleged breaches of fiduciary duty by Mr. Patterson, and both the ESOP and the trustee seek a declaratory judgment that the ESOP has a right of set-off against Mr. Patterson’s account in the ESOP, and the ESOP is not required to make a distribution of funds to Mr. Patterson. Mr. Patterson has since been convicted on various counts including bank fraud. Prior to September 20, 2005, the Company could have been required to contribute cash to the ESOP in order to enable the ESOP to make this lump sum cash payment. However, on September 20, 2005, the Company’s stock was approved for trading on NASDAQ Capital Market, and as a result, the Company has amended its ESOP to no longer require cash distributions, but rather permit stock to be distributed. The Company now believes that should the ESOP be required to distribute the account balance to Mr. Patterson, it can do so in stock thus eliminating the potential need for a cash contribution from the Company.

The Company also evaluated its obligations to Mr. Patterson under a supplemental nonqualified retirement plan and as a result has denied his request for payment of benefits under the plan. Our denial has been challenged by Mr. Patterson in pending litigation and therefore we have not removed the accrued liability for the benefit from the Company’s consolidated balance sheet. The portion of the liability attributable to Mr. Patterson is included in “other liabilities” on the Company’s consolidated balance sheet.

Liquidity

The following is a discussion of cash flows and sources of liquidity. The Company experienced a $1.3 million decrease in cash and cash equivalents during the first three months of 2006, due primarily to cash used by investing activities as the Company experienced increases in loan demand. Cash provided by operating activities was $1.8 million, compared to $2.8 million for the three month period ended March 31, 2005. Investing activities used cash of $5.7 million during the first three months of 2006, resulting mostly from loan originations net of collections partially offset by proceeds of maturities, sales, calls, and paydowns of securities and net proceeds from the sale of foreclosed assets. The Company also used $0.2 million of cash to invest in premises and equipment. Cash provided by financing activities was $2.6 million during the first three months of 2006, compared to $5.9 million used by financing activities during the first three months of 2005. Demand deposits, NOW and savings accounts decreased $6.4 million during the first three months of 2006, which was more than offset by increases in cash from the growth of certificates of deposit totaling $8.8 million.

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

Capital Resources

The Company’s total stockholders’ equity at March 31, 2006 was 7.5% of total assets, as compared to 7.6% at December 31, 2005.

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

The Company’s Tier 1 Capital, including the $10.0 million of trust preferred securities issued to purchase the Company’s junior subordinated deferrable interest debentures, totaled $44.2 million at March 31, 2006, as compared to $42.8 million at December 31, 2005. Tier 1 Capital plus Tier 2 Capital components are referred to as Total Risk-Based Capital, which was equal to $49.0 million at March 31, 2006, as compared to $47.5 million at year-end 2005.

The Company’s Tier 1 and Total Risk-Based Capital ratios were 11.74% and 12.99%, respectively, at March 31, 2006, compared to 11.58% and 12.83%, respectively, at year-end 2005. At March 31, 2006, both Tier 1 and Total Risk-Based Capital of the Company exceeded the regulatory minimum ratios of 4.0% and 8.0%, respectively. The Company’s Tier 1 leverage ratio was 7.90% and 7.75% at March 31, 2006 and December 31, 2005, respectively.

The following table shows both the Company’s and the Bank’s regulatory total risk based capital and Tier 1 capital amounts and ratios as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk based capital to risk weighted assets:
Consolidated	$48,962	12.99%	$47,459	12.83%
Community Bank	39,314	11.80	44,122	12.15
Tier 1 capital to risk weighted assets:
Consolidated	44,246	11.74	42,833	11.58
Community Bank	43,980	10.54	39,579	10.90
Tier 1 capital to quarterly average assets:
Consolidated	44,246	7.90	42,833	7.75
Community Bank	43,980	7.03	39,579	7.17

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

The FDIC’s BIF assessment schedule continues to range from zero to 27 basis points per annum, and has remained unchanged since 2001. The FDIC also collects Financing Corporation (“FICO”) deposit assessments. The FICO assessments are set quarterly and ranged from 1.34 to 1.44 basis points in 2005. The assessment was 1.32 for the first quarter of 2006.

During the three months ended March 31, 2006 and 2005, the Bank expensed approximately $14,000 and $199,000, respectively, in total deposit insurance premiums.

Regulatory Restrictions

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

FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Bank had no brokered deposits as of March 31, 2006.

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

Off Balance Sheet Arrangements

As of March 31, 2006, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitments amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At December 31, 2005, the outstanding commitments to grant loans represented a credit risk of $27.4 million. At March 31, 2006, the outstanding commitments to grant loans represented a credit risk of $29.8 million.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters-of-credit issued by the Company have expiration dates within one year, but the majority are automatically renewable for the beneficiary. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2005, the Company has standby letters-of-credit outstanding of $1.1 million. At March 31, 2006, the Company has standby letters-of-credit outstanding of $1.6 million.

The Company has also entered into interest rate swaps and may enter into more in the future as a means of hedging its assets or liabilities and to manage the risk of earnings fluctuations caused by interest rate volatility.

On December 8, 2003, the Company entered into an interest rate swap with a notional amount of $20.0 million. This swap does not qualify for hedge accounting and is treated as an economic hedge. The Company receives a fixed annual rate of 5.43% and pays a floating rate equal to the 3-month LIBOR plus 2.425%. This interest rate swap matures on June 8, 2006.

In August 2005, after restructuring its $38.0 million FHLBA borrowing, the Company entered into a second interest rate swap with a notional amount of $38.0 million that was effective on November 10, 2005. The Company entered this swap, which matures on August 10, 2007, to convert the floating rate portion of the borrowing to a fixed rate. The Company receives a floating rate at 3-month LIBOR and pays an annual fixed rate of 4.22%. This swap qualifies and is classified as a cash flow hedge.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2006 and 2005

General

The Company’s net income for the three month period ended March 31, 2006 was $54,000, as compared to net income of $205,000 for the same period in 2005. Net income for the three months ended March 31, 2006 represented $0.01 earnings per share on both a basic and diluted basis, compared to basic and diluted earnings per share of $0.02 during the three month period ended March 31, 2005. This decrease in earnings was due mostly to 2005 net income including a one-time litigation settlement of $0.6 million reported in other noninterest income. Core components of net income, such as net interest income, actually increased over 2005 results.

Net Interest Income

Net interest income represents the difference between the interest earned by the Company on its assets and the cost borne by the Company on its interest-bearing liabilities. For the three months ended March 31, 2006, the Company’s net interest income before its provision for loan losses was $4.9 million. Net interest income, before provision for loan losses, increased approximately $0.7 million, or 16.7%, from $4.2 million for the same period of 2005. Revenues from interest-earning assets of the Company increased $1.4 million, or 18.7%, to $8.9 million for the three months ended March 31, 2006 from $7.5 million for the same period in 2005. Average earning assets outstanding during the first three months of 2006 were $508.9 million, which represents an increase of $35.4 million, or 7.5%, from $473.5 million from the first three months of 2005. The Company’s yield on its average earning assets increased 68 basis points to 7.09% for the first three months of 2006, compared to 6.41% for the same period of 2005. The increase in yield was attributable to the shift away from lower yielding securities into higher yielding loans as the Company has experienced success in its loan production efforts as well as higher overall interest rates on loans. Interest expense for the three months ended March 31, 2006 was $3.9 million, an increase of $0.6 million, or 18.2%, from the Company’s interest expense of $3.3 million for the corresponding period of 2005. This increase occurred due to an increase in the volume of deposits, particularly interest-bearing deposits, and other interest-bearing liabilities such as FHLBA debt. Average deposits and other interest-bearing liabilities during the first three months of 2006 were $454.2 million, which represents an increase of $19.7 million, or 4.5%, from $434.5 million for the same period of 2005. The rate paid by the Company on average deposits and other interest-bearing liabilities increased 45 basis points to 3.53% for the three month period ended March 31, 2006, compared to 3.08% for the first three months of 2005, as the Company raised rates on deposits in response to overall rate increases in the economy.

The Company’s net interest margin for the three months ended March 31, 2006 was 3.94% and was 3.59% for the same period in 2005. Net interest margin is computed by dividing net interest income by average interest-earning assets. This ratio represents the difference between the average yield returned on average interest-earning assets and the average rate paid on funds used to support those interest-earning assets, including both interest-bearing and noninterest-bearing sources.

The Company’s net interest spread for the three months ended March 31, 2006 increased 23 basis points to 3.56%, from 3.33% for the three months ended March 31, 2005, as the increase in the average yield on interest-earning assets exceeded the increase in the average cost of interest-bearing sources of funds. Net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds.

Provision for Loan Losses and Allowance for Loan Losses

The Company’s allowance for loan losses at March 31, 2006 was $5.1 million, which represented an increase of $0.4 million, or 8.5%, from a December 31, 2005 allowance of $4.7 million. The provision for loan losses was $0.8 million and $0.3 million for the three month periods ended March 31, 2006 and 2005, respectively. Management continues to make provisions for current losses in the Company’s loan portfolio, as well as for any other deterioration identified, as it continues to evaluate the risks in its loan portfolio. The credit quality of the Company’s loan portfolio has improved significantly; therefore, we have provided for a slight decrease in the allowance for loan losses as a percentage of total loans from March 31, 2005. As a percentage of total loans, net of unearned income, the allowance for loan losses was 1.4% for both three month periods ended March 31, 2006 and December 31, 2005 and was 1.5% at March 31, 2005. Total loan charge-offs during the first three months of 2006 amounted to $0.5 million, a $0.1 million increase from $0.4 million for the same period in 2005. Loan charge-offs exceeded recoveries by $0.4 million during the first three months of 2006, which represented an increase of $0.1 million, from $0.3 million net for the same period during 2005. Management believes that the Company’s allowance for loan losses at March 31, 2006 was adequate based upon information available to management at that date; however, due to the inherent subjectivity and uncertainty of determining the appropriate allowance for loan losses, the Company can give no assurance that additional losses may not occur or that additional or unforeseen provisions to the allowance for loan losses will not be necessary.

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

Lending officers are responsible for the ongoing review and administration of loans assigned to them. As such, they make the initial identification of loans that present some difficulty in collection, or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Directors’ Asset Quality Committee are informed of the status of delinquent and problem, or “watch,” loans on a quarterly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Board of Directors as to loan charge-offs on a monthly basis.

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level believed adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank’s Director of Risk Management and presented to the Board of Directors on a monthly basis. In addition, a qualified loan review specialist is dedicated full-time to the loan review function.

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

The following table summarizes the levels of the allowance for loan losses as of March 31, 2006 and 2005, as well as December 31, 2005:

	March 31,		December 31,
	2006	2005	2005
	(in thousands)
Allowance for loan losses at beginning of period	$4,736	$4,625	$4,625
Loans charged off:
Commercial, financial and agricultural	(4)	(21)	(78)
Real estate - mortgage	(72)	(54)	(284)
Consumer	(417)	(301)	(1,282)

Total loans charged off	(493)	(376)	(1,644)

Recoveries on loans previously charged off:
Commercial, financial and agricultural	2	10	20
Real estate - mortgage	16	4	642
Consumer	56	67	297

Total recoveries	74	81	959

Net loans charged off	(419)	(295)	(685)
Provision for loan losses	795	259	796

Allowance for loan losses at end of period	$5,112	$4,589	$4,736

Loans, net of unearned income, at end of period	$354,030	$304,802	$336,462

Average loans, net of unearned income, outstanding for the period	$349,810	$301,852	$321,190

	March 31,		December 31,
	2006	2005	2005
Ratios:
Allowance for loan losses to loans, net of unearned income, at end of period	1.44%	1.51%	1.41%
Allowance for loan losses at end of period to average loans, net of unearned income	1.46	1.52	1.47
Net charge-offs (annualized) to average loans, net of unearned income	0.48	0.39	0.21
Net charge-offs (annualized) to allowance for loan losses, at end of period	32.79	25.71	14.46

Noninterest Income

Noninterest income was $1.3 million and $1.8 million for the three month periods ended March 31, 2006 and March 31, 2005, respectively. Service charges on deposit accounts remained level at $0.7 million for both the three month periods ended March 31, 2006 and 2005. Insurance commissions were down $0.1 million for the three month period ended March 31, 2006 from $0.5 million in 2005 to $0.4 million this year. Other noninterest income declined $0.4 million, or 57.5%, from $0.7 million for the three months ended March 31, 2005 to $0.3 million for the same period in 2006, but only as a result of a one-time litigation settlement in 2005 of $0.6 million. Otherwise, other noninterest income would have increased.

NONINTEREST INCOME

	March 31,
	2006	2005 (restated)	Percent Change
	(in thousands)
Service charges on deposits	$703	$662	6.2%
Insurance commissions	400	548	(27.0)
Securities losses, net	(104)	(2)	(5,100.0)
Trading losses and net settlements on economic hedges	(20)	(223)	91.0
Bank club dues	54	77	(29.9)
Debt cancellation fees	(1)	(5)	80.0
Other	316	744	(57.5)

Total	$1,348	$1,801	(25.2)

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2006 were $5.5 million, representing a $0.1 million, or 1.9%, increase from noninterest expenses of $5.4 million for the same period in 2005. Salaries and employee benefits remained level at $2.6 million for both periods ended March 31, 2006 and 2005. Occupancy costs and furniture and equipment expense remained level at $0.5 million and $0.4 million, respectively, during each of the three months ended March 31, 2006 and 2005. Foreclosed assets, net increased $0.1 million, or 343.9%, as the Company took a loss on a piece of property contracted to sell during the first quarter of 2006 and expected to close in the second quarter of 2006. The property was written down to the contracted sales price in the first quarter of 2006. Advertising expense increased $34,000, or 485.7%, during the three month periods ended March 31, 2006 as the Company placed more emphasis on expanding its sales culture and promoting its services. Professional fees increased $34,000, or 34.7%, from $98,000 for the three month period ended March 31, 2005 to $132,000 for the three month period ended March 31, 2006, while legal fees decreased $130,000, or 43.6%, to $168,000 for the three month period ended March 31, 2006 from $298,000 for the same three month period ended March 31 in 2005, due to less litigation in which the Company is involved.

NONINTEREST EXPENSES

	March 31,
	2006	2005 (restated)	Percent Change
	(in thousands)
Salaries and employee benefits	$2,630	$2,594	1.4%
Occupancy	531	541	(1.8)
Furniture and equipment	446	380	17.4
Director and committee fees	90	103	(12.6)
Foreclosed assets, net	182	41	343.9
Disposal or impairment of assets	27	24	12.5
Litigation, fraud, burglary	11	—	100.0
Amortization of intangibles-other	23	23	—
Advertising	41	7	485.7
Insurance	151	322	(53.1)
Legal fees	168	298	(43.6)
Other professional services	132	98	34.7
Supplies	144	140	2.9
Postage	80	84	(4.8)
Telephone and data communications	220	216	1.9
Training and education	8	21	(61.9)
Holding cost on foreclosed assets	57	88	(35.2)
Other	514	447	15.0

Total	$5,455	$5,427	0.5

Income Taxes

The difference between the Company’s effective tax rate and federal and state statutory rates is a result of tax-exempt income and nondeductible expenses.

Effects of Inflation

Inflation generally increases the cost of funds and operating overhead, and, to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the Company’s assets and liabilities, as a financial institution, are monetary in nature. As a result, interest rates generally have a more significant impact on performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, low inflation or deflation generally has resulted in decreased interest rates and high inflation generally has resulted in increased interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce interest rate volatility and achieve reasonable stability to earnings from changes in interest rates and to preserve the value of the Company’s equity. Changes in interest rates affect, among other things, the Company’s net interest income, volume of loan production and the fair value of financial instruments, as well as of the Company’s loan portfolio.

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

The estimated impact on the Company’s net interest income sensitivity over a one year time horizon at March 31, 2006 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Company’s estimates of how interest-bearing transaction accounts will reprice. Although we believe the table is helpful, it is based on assumptions made that will not only be affected by interest rates, but also by the composition of our balance sheet, our balance sheet growth and many other factors that may or may not be beyond our control. The prime rate shown is as of March 31, 2006.

RATE SHOCK ANALYSIS

	-100 Basis Points	Level	+100 Basis Points
	(dollars in thousands)
Prime rate	6.75%	7.75%	8.75%

Interest income	$38,352	$40,142	$41,784
Interest expense	18,426	19,718	21,009

Net interest income	$19,926	$20,424	$20,775

Dollar change from level	$(498)		$351
Percentage change from level	(2.44)%		1.72%

As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to increase 1.72% and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 2.44%. These percent changes from a level rate scenario fall comfortably within the Company’s ALCO policy limit of +/-10.00%.

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

During the three months ended March 31, 2006, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 25, 2005, Mr. Patterson filed a third-party complaint in this lawsuit against R.B. Jackson, Jimmie Trotter, Glynn Debter, John J. Lewis, Jr., Patrick M. Frawley and Powell, Goldstein, Frazer & Murphy, LLP. The third-party complaint alleges that Messrs. Jackson, Trotter, Debter and Lewis, as members of Community Bank’s Audit Committee, Powell, Goldstein, Frazier & Murphy, LLP, as the independent counsel for Community Bank’s Audit Committee, and Mr. Frawley, acting individually and in concert with one another, interfered with Mr. Patterson’s employment agreement with Community Bancshares. On April 19, 2005, Powell, Goldstein, Frazier & Murphy, LLP was dismissed from the lawsuit. On July 15, 2005, Messrs. Jackson, Trotter, Debter, Lewis and Frawley filed a motion for summary judgment which has not been decided. On March 15, 2006, the court effectively unstayed the case by placing it on the administrative docket.

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

On July 7, 2004, the Court denied Mr. Patterson’s motion to dismiss the case. On or about July 23, 2004, Mr. Patterson filed a counterclaim seeking a judgment that he is entitled to benefits from the ESOP and declaratory and injunctive relief compelling the payment of such benefits. On July 26, 2004 the Court, at Mr. Patterson’s request, stayed discovery in the case pending the disposition of the criminal charges against Mr. Patterson. On December 14, 2005, the stay was lifted and the parties are currently proceeding with discovery.

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

On December 16, 2005, Mr. Patterson filed suit in the United States District Court for the Northern District of Alabama to compel payment of his accrued benefits under the Community Bancshares, Inc. Revised Pension Plan. The complaint seeks a judgment against the plan and an order compelling the payment of benefits. On March 23, 2006, the Pension Plan filed a motion for summary judgment seeking dismissal of the lawsuit on the grounds that the retroactive payments sought by Mr. Patterson are not permitted under the terms of the Pension Plan and Mr. Patterson both failed to exhaust his administrative remedies before filing the lawsuit and failed to complete the forms required to receive a distribution. On April 28, 2006, Mr. Patterson filed a cross-motion for summary judgment based on the same issues addressed in the Pension Plan’s motion for summary judgment.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ITEM 6. EXHIBITS

2.1	Purchase and Assumption Agreement by and between Community Bank, American Family Mortgage, LLC, and Ameridocs, LLC (1).

2.2	Agreement and Plan of Merger by and between Community Bancshares, Inc. and The Banc Corporation dated April 29, 2006.

3.1	Certificate of Incorporation, as amended and restated May 2000 (2).

3.2	Bylaws, as amended and restated October 23, 2003 (3).

4.1	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (4).

4.2	Form of Option Agreement by and between Community Bancshares, Inc. and each of Acadia Fund I, L.P., Riggs Qualified Partners, Endurance Partners (Q.P.), L.P., Endurance Partners, L.P., Spence Limited, L.P., and John D. Norcross (5).

4.3	Warrant Agreement, dated February 20, 2004, by and between Community Bancshares, Inc. and FIG Partners, L.L.C. (6).

10.1	Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (7).

10.2	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (8).

10.3	Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (9).

10.4	Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (10).

10.5	Form of Amendment to Nonqualified Stock Option Agreement between Community Bancshares, Inc. and grantee, dated December 12, 2000 (11) (*).

10.6	Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Kinney (12) (*).

10.7	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt Robbins, Jimmie Trotter and Kerri Newton dated December 18, 2001 (13) (*).

10.8	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (14) (*).

10.9	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (15) (*).

10.10	Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (16) (*).

10.11	Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (17) (*).

10.12	Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (18).

10.13	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Merritt Robbins and Jimmie Trotter dated July 19, 2002 (19) (*).

10.14	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (20) (*).

10.15	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003 (21) (*).

10.16	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003 (22) (*).

10.17	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003 (23) (*).

10.18	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003 (24) (*).

10.19	Form of Change in Control Agreement between Community Bancshares, Inc. and William H. Caughran, Jr. dated December 4, 1999 (25) (*).

10.20	Employment Agreement, dated March 28, 1996 by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (26) (*).

10.21	Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (27) (*)

10.22	Amendment Number 1 to the Community Bancshares, Inc. Benefit Restoration Plan (28) (*).

10.23	Amendment Number 2 to the Community Bancshares, Inc. Benefit Restoration Plan (29) (*).

10.24	Change in Control Agreement between Community Bancshares, Inc. and Stacey W. Mann (30) (*).

10.25	Change in Control Agreement between Community Bank and Patrick M. Frawley (31) (*).

10.26	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt M. Robbins and Jimmie Trotter dated January 27, 2004 (32) (*).

10.27	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 27, 2004 (33) (*).

10.28	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 27, 2004 (34) (*).

10.29	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 27, 2004 (35) (*).

10.30	Form of Cancellation of Stock Option Agreement dated January 27, 2004 between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (36) (*).

10.31	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (37) (*).

10.32	Promissory Note and Pledge Agreement, dated February 11, 2004, by and between the Community Bancshares, Inc. Employee Stock Ownership Plan and Community Bancshares, Inc. (38) (*).

10.33	Form of Amendment to Nonqualified Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and each of Patrick M. Frawley, Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, Kerri C. Kinney, John J. Lewis, Jr., Loy D. McGruder, Stacey W. Mann, Merritt M. Robbins and Jimmie Trotter (39) (*).

10.34	Promissory Note, Loan Agreement and Security Agreement by and between Community Bancshares, Inc. and First Commercial Bank dated May 6, 2004 (40).

10.35	Summary Description of Director Compensation (41) (*).

10.36	Summary Description of Named Executive Officer Compensation (42) (*).

10.37	Amendment Number 3 to the Community Bancshares, Inc. Benefit Restoration Plan (43) (*).

10.38	Employment Agreement, dated March 29, 2005, between Community Bank and Patrick Frawley (44) (*).

10.39	Form of Nonqualified Stock Option Agreement for Directors dated January 12, 2005 (45) (*).

10.40	Form of Nonqualified Stock Option Agreement for Senior Officers dated January 12, 2005 (46) (*).

10.41	Form of Nonqualified Stock Option Agreement for Officers dated January 12, 2005 (47) (*).

10.42	Form of stock option agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Jimmie Trotter, Kenneth K. Campbell, Terry G. Sanderson and Michael A. Tarpley (48) (*).

10.43	Stock option agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 12, 2005 (49) (*).

10.44	Stock option agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 12, 2005 (50) (*).

10.45	Stock option agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 12, 2005 (51) (*).

10.46	Community Bancshares, Inc. 2005 Incentive Plan (52) (*).

10.47	Form of Change in Control Agreement, dated November 10, 2005, between Community Bancshares, Inc. and John W. Brothers (53) (*).

10.48	Real Property Sales Contract, dated October 12, 2005, between Community Bancshares, Inc. and Salvatore Cangiano (54).

10.49	Real Property Sales Contract dated November 10, 2005 between Community Bancshares, Inc. and William Carrington and Anne Davenport-Carrington (55).

10.50	Acquisition Agreement between Community Bancshares, Inc. and Robertson Banking Company dated March 23, 2006 (56).

10.51	Acquisition Agreement between Community Bancshares, Inc. and First National Bank, Hamilton, Alabama dated August 4, 2005 (57).

10.52	Stock Option Agreements dated January 12, 2005, January 27, 2004 and August 1, 2003 and Amendment to Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and John W. Brothers (58) (*).

10.53	Stock Option Agreements dated January 12, 2005, January 27, 2004 and August 1, 2003 and April 2, 2003 and Amendment to Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and William H. Caughran (59) (*).

10.54	Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April 12, 1994, effective January 1, 1995 (60) (*).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensation plan or arrangement.
(c)	Financial Statement Schedules

All financial statement schedules required pursuant to this item were either included in the financial information set forth in (a) above or are inapplicable and therefore not included.

(1)	Filed as Exhibit 2.1 to Form 8-K on April 29, 2005, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(4)	Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(5)	Filed as Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(6)	Filed as Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(10)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(11)	Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
(13)	Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(14)	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(15)	Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(16)	Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(17)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(18)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(19)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(20)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(21)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(22)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(23)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(24)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(25)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(26)	Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference.
(27)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(28)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(29)	Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(30)	Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(31)	Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(32)	Filed as Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(33)	Filed as Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(34)	Filed as Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(35)	Filed as Exhibit 10.33 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(36)	Filed as Exhibit 10.34 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(37)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(38)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(39)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(40)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(41)	Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(42)	Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(43)	Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(44)	Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(45)	Filed as Exhibit 10.1 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(46)	Filed as Exhibit 10.2 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(47)	Filed as Exhibit 10.3 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(48)	Filed as Exhibit 10.41 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(49)	Filed as Exhibit 10.45 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(50)	Filed as Exhibit 10.46 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(51)	Filed as Exhibit 10.47 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(52)	Filed as Exhibit A and included in Form DEF 14A on June 1, 2005, and incorporated herein by reference.
(53)	Filed as Exhibit 10.49 to Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(54)	Filed as Exhibit 10.50 to Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(55)	Filed as Exhibit 10.51 to Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(56)	Filed as Exhibit 10.50 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(57)	Filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(58)	Filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(59)	Filed as Exhibit 10.53 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(60)	Filed as Exhibit 10.54 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2006.

COMMUNITY BANCSHARES, INC.

May 22, 2006	By:	/s/ Patrick M. Frawley
Patrick M. Frawley
Chairman and Chief Executive Officer

May 22, 2006	By:	/s/ Kerri C. Kinney
Kerri C. Kinney
Chief Financial Officer