Form 10-K/A
period 2005-12-31
COMMUNITY BANCSHARES INC /DE/
filed 2006-06-14
CIK 752195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

IMPORTANT INFORMATION ABOUT THIS REPORT

In this Annual Report on Form 10-K/A, which we refer to as this “report,” the words “Company,” “we,” “us” and “our” refer to the combined entities of Community Bancshares, Inc., Community Bank, 1st Community Credit Corporation, Community Insurance Corp., Southern Select Insurance, Inc., Community Appraisals, Inc. and Community Funding Corporation.

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

As of December 31, 2005, we had total consolidated assets of $571.3 million, total deposits of $438.9 million, total consolidated liabilities, including deposits, of $528.1 million, and consolidated stockholders’ equity of $43.1 million.

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

A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. The capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which is the ratio of the total of Tier 1 Capital and Tier 2 Capital to total risk-weighted assets;

•	the Tier 1 Capital ratio; and

•	the Leverage Ratio.

Under these regulations, a bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater – or 3.0% in some circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8.0% or a Tier 1 capital ratio of less than 4.0%, or 3.0% in some circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

The following table sets forth the capital information of Community Bancshares and Community Bank as of December 31, 2005:

CAPITAL ADEQUACY RATIOS

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total risk based capital to risk weighted assets:
Consolidated	$47,459	12.83%	$29,595	8.00%	$36,994	10.00%
Community Bank	44,122	12.15	29,058	8.00	36,322	10.00

Tier 1 capital to risk weighted assets:
Consolidated	42,833	11.58	14,798	4.00	22,197	6.00
Community Bank	39,579	10.90	14,529	4.00	21,793	6.00

Tier 1 capital to average assets (leverage ratio):
Consolidated	42,833	7.75	22,116	4.00	27,645	5.00
Community Bank	39,579	7.17	22,078	4.00	27,598	5.00

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

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the last five years, and should be read in conjunction with the section in this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our consolidated financial statements and related notes contained elsewhere herein. All averages are daily averages. With the exception of 2001, all years presented have been restated.

	Years ended December 31,
	2005	2004		2003	2002	2001
	(dollars in thousands, except per share data)
Selected consolidated operations data:
Net interest income	$18,423	$17,301		$18,362	$23,505	$22,853
Provision for loan losses	796	987		11,381	10,033	6,096
Income (loss) from continuing operations	1,649	(537)		(13,100)	(5,666)	(2,381)
Income (loss) from discontinued operations	—	—		—	5,927	958
Net income (loss)	1,649	(537)		(13,100)	261	(1,423)

Selected per share data:
Earnings (loss) per share from continuing operations – basic	0.19	(0.06)		(2.79)	(1.22)	(0.52)
Earnings (loss) per share from continuing operations - diluted	0.19	(0.06)		(2.79)	(1.22)	(0.52)
Earnings (loss) per share – basic	0.19	(0.06)		(2.79)	0.06	(0.31)
Earnings (loss) per share – diluted	0.19	(0.06)		(2.79)	0.06	(0.31)
Cash dividends	—	—		—	—	—

Selected consolidated balance sheet data:
Loans	336,462	300,380		316,207	359,184	501,519
Total assets	571,284	552,355		557,912	566,953	727,591
Deposits	438,904	448,915		453,946	459,464	617,706
FHLBA long-term debt	67,200	38,000		38,000	38,000	38,000
Other long-term debt	—	—		3,169	3,578	4,667
Trust preferred securities	—	—		10,000	10,000	10,000
Junior subordinated debt	10,310	10,310		—	—	—
Average equity	43,393	46,903		36,984	42,848	42,938
Average earning assets	479,950	485,859		488,227	526,025	530,717
Average assets	548,360	549,816		556,591	629,481	725,461

Selected ratios:
Return on average assets	0.30%	(0.10	) %	(2.35)%	0.04%	(0.20)%
Return on average equity	3.80	(1.14)		(35.42)	0.61	(3.31)
Average equity to average assets	7.91	8.53		6.64	6.81	5.92

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

In December 2003, the Company entered into an interest rate swap agreement relating to a pool of certificates of deposit (the “CD swap”) that was accounted for as a fair value hedge under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the swap as a hedge, which allowed the Company to assume no ineffectiveness in the transaction as long as critical terms did not change. The Company concluded in February 2006 that the CD swap did not qualify for this method in prior periods. Hedge accounting under SFAS No. 133 for this swap transaction is not allowed retrospectively because the documentation required for the long-haul method to treat this as a hedge was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged item, the pool of certificates of deposit. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income, as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic hedges.

Also, on May 11, 2006, the Company determined that it should amend its 2005 Annual Report on Form 10-K as a result of its conclusion that its deferred income tax assets were overstated by the amount of the tax refunds received as a result of the Company’s net operating losses that had generated the deferred tax assets. The Company has amended its 2005 Form 10-K to reflect a prior period adjustment to the Company’s equity balance as of December 31, 2002 and its resulting effects on 2003, 2004 and 2005, as well as to reflect a restatement of the financial results reported for the quarters during 2004 and for the year ended December 31, 2004 and their resulting effects on the consolidated balance sheet and consolidated statement of stockholders’ equity for the years ended December 31, 2004 and 2005.

The following table reflects a prior period adjustment necessary to correct the ending balance of the Company’s accumulated earnings (deficit) and total stockholders’ equity for the deferred tax asset overstatement as of December 31, 2002 and 2003. Stockholders’ equity at December 31, 2003 was affected only by the same prior period adjustment to 2002.

	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	(in thousands)
Balance at December 31, 2002, before prior period adjustment	$11,024	$40,311
Prior period adjustment	(643)	(643)

Balance at December 31, 2002, as restated	$10,381	$39,668

Balance at December 31, 2003, as restated	$(2,719)	$34,676

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

Consolidated Balance Sheet:

	As of December 31, 2004
	As Originally Reported	As Restated
	(in thousands)

Deferred income tax assets (c)	$9,843	$12,758
Other assets (a)	7,845	3,862
Total assets (c)	553,424	552,355
Interest-bearing deposits (b)	378,347	378,635
Total deposits (b)	448,627	448,915
Total liabilities (b)	510,547	510,835
Accumulated deficit (c)	(1,899)	(3,256)
Total stockholders’ equity (c)	42,877	41,520
Total liabilities and stockholders’ equity (c)	553,424	552,355

Consolidated Statement of Operations:

	For the Year Ended December 31, 2004
	As Originally Reported	As Restated
	(in thousands, except per share data)
Interest expense-deposits (b)	$8,816	$9,115
Total interest expense (b)	12,626	12,925
Net interest income (1)(b)	18,675	17,301
Net interest income, after provision for loan losses (1)(b)	17,688	16,314
Trading gains (losses) and net settlements on economic hedges (b)	—	11
Income (loss) before income taxes (c)	53	(234)
Income taxes (c)	123	(303)
Net income (c)	$176	$(537)
Net income (loss) per share:
Basic (c)	$0.02	$(0.06)
Diluted (c)	$0.02	$(0.06)

(1)	Also includes reclassification adjustment for SFAS 91 so that prior years’ amounts conform to current year presentation.

Statement of Changes in Stockholders’ Equity:

	For the Year Ended December 31, 2004
	(in thousands)
	As Originally Reported	As Restated
Increase attributable to net income (c)	$176	$(537)
Balance, end of period (c)	42,877	41,520

(a)	Affected by restatement of deferred tax asset, including the prior period adjustment.
(b)	Affected by restatement of SWAP.
(c)	Affected by restatements of both deferred tax asset, including the prior period adjustment, and the restatement of the SWAP.

Please refer to the Unaudited Consolidated Quarterly Results following the Notes to Consolidated Financial Statements for the effects these restatements had on quarterly results of operations.

We have identified this failure to correctly apply generally accepted accounting principles as a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions and with respect to accounting for our deferred tax assets. See item 9A “Controls and Procedures.” The information presented in this Item 7, and elsewhere in this report, reflects the effects of this restatement. As of the date of this filing, we believe we have fully remedied the material weakness in our internal control over financial reporting with respect to accounting for derivative transactions and we are in the process of determining the appropriate actions to remedy the material weakness with respect to accounting for our deferred tax asset.

The Company has not updated statements unrelated to the restatements described above from those filed on Form 10-K for 2005 on March 31, 2006.

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

FINANCIAL CONDITION

General

Our total assets at December 31, 2005 were $571.3 million, an increase of $18.9 million, or 3.4%, from $552.4 million at December 31, 2004. Net loans (excluding loans held for sale) grew by $35.9 million to $331.7 million in 2005, compared to $295.8 million in 2004. Total loans (before deducting the allowance for loan losses) grew by $36.1 million to $336.5 million in 2005 due to new loan production, net of paydowns. We experienced a $10.0 million, or 2.2%, decline in deposits from December 31, 2004 to December 31, 2005, primarily due to management’s decision not to pursue higher priced certificates of deposits. Management’s decision was based upon funding needs, as well as our focus on building profitable relationships. Community Bank currently is not in need of funding for its liquidity. Noninterest-bearing deposits increased by $1.1 million, or 1.6%, from December 31, 2004 to December 31, 2005, where they were $71.4 million and interest-bearing deposits decreased by $11.1 million, or 2.9%, to $367.5 million during that same period.

On March 23, 2006, Community Bank entered into an agreement to sell its Demopolis, Alabama branch office. As consideration for the purchase, we will receive the net book value of the loans, equal to approximately $6.6 million, and an agreed upon price of $1.0 million for the fixed assets and deposits which is the equivalent of the net book value of the fixed assets and a premium of approximately 7.4% on the core deposits assumed based on a 30-day average of account balances. As of March 31, 2006, our Demopolis branch had $7.1 million in total deposits.

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

At December 31, 2005, other real estate owned of $10.2 million accounted for 73.9% of our $13.8 million in nonperforming assets and decreased $0.9 million from December 31, 2004. During 2004, progress was made in selling other real estate owned; however, on December 8, 2004, another financial institution foreclosed on the property owned by our former Chief Executive Officer, Kennon R. Patterson, Sr. The Company had a nonaccrual real estate loan on a mansion and twenty acres of land in the amount of $5.4 million outstanding to Mr. Patterson and in prior years had charged off $0.2 million. On the date of foreclosure, the remaining loan balance was $5.2 million, of which $2.2 million was reserved for in the allowance for loan losses. The Company charged off $2.2 million and transferred $3.0 million to other real estate owned. Then, on December 30, 2004, in order to protect its interest and facilitate an orderly sale of the property, the Company purchased at the foreclosure of another financial institution, the surrounding land (approximately 900 acres) and attached buildings to Mr. Patterson’s property for $3.4 million. After giving effect to this purchase, the total property formerly owned by Mr. Patterson was carried at $6.4 million; accordingly, the Company had $8.6 million in principal exposure on the property. The Company focused all efforts to sell the property during 2005 and successfully did so in the first quarter of 2006, recording a deferred gain of $2.9 million also in the first quarter of 2006.

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

Capital

The Company’s total stockholders’ equity at December 31, 2005 was 7.55% of total assets, as compared to 7.52% at December 31, 2004 and 6.22% at December 31, 2003. The increase in 2005 is primarily a result of net income which reduced the Company’s retained deficit. The increase in 2004 was primarily due to capital raised in early 2004.

The following table summarizes the equity-to assets and dividend payout ratios for each of the last three years:

CAPITAL GROWTH RATIOS

	Years ended December 31,
	2005	2004	2003
Dividend payout ratio	0%	0%	0%
Average equity to average assets ratio	7.91	8.53	6.64

The Company’s return on average assets ratio, which is computed by dividing net income (loss) by average assets was 0.30%, (0.10)% and (2.35)% for 2005, 2004 and 2003, respectively. The Company’s return on average equity ratio, which is computed by dividing net income (loss) by average stockholders’ equity, was 3.80%, representing an increase from (1.14)% for 2004 due to net income of $1.6 million. The increase in 2004 from (35.42)% for 2003 was due to a net loss of $0.5 million compared to a net loss of $13.1 million in 2003.

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

RESULTS OF OPERATIONS

Net Income and Earnings per Share

For the year ended December 31, 2005, the Company had net income of $1.6 million which was a $2.1 million increase over 2004 and consisted of the following:

•	an increase of $1.1 million in net interest income, primarily due to higher levels of loans, resulting from the Company’s loan production efforts, as well as a higher interest rate environment;

•	a decrease of $0.2 million in the provision for loan losses, reflecting the Company’s continued improvement in asset quality;

•	an increase in noninterest income of $0.5 million as a result of the settlement of certain litigation and resulting in a $0.6 million payment to the Company;

•	a decrease of $0.4 million in noninterest expenses despite expansion into new markets due to: (i) decreased professional fees associated with continued litigation and regulatory issues the Company was confronting, (ii) decreased foreclosed assets and related costs, as the Company successfully disposed of foreclosed assets, (iii) declines in salaries and benefits, and (iv) declines in insurance costs; and

•	an increase in taxes of $0.1 million as a result of increased net income before taxes.

The Company’s net loss was $0.5 million for 2004 and represented an increase of $12.6 million from its net loss of $13.1 million for 2003. When stated as changes in basic earnings (losses) per share, the basic loss per share for the Company in 2004 was $0.06, an increase of $2.73 from the 2003 basic loss per share of $(2.79). There are various factors contributing to the $12.6 million increase in 2004, including positive changes such as:

•	a decrease of $12.4 million in noninterest expenses due to: (i) significant reductions in professional fees in 2004; (ii) decreased foreclosed assets and related costs in 2004 resulting from addressing identified problems in our loan portfolio; (iii) impairments on fixed assets recorded in 2003 as part of the Company’s branch rationalization decisions, and (iv) losses that were realized on certain pending litigation matters in 2003; and

•	a decrease of a $10.4 million in the provision for loan losses, reflecting our significant improvement in asset quality.

The above positive results were somewhat offset by negative factors including:

•	a decrease in noninterest income of $0.2 million as a result of a $0.9 million decrease in securities gains of which were mostly offset by increases in service charges and other noninterest income items;

•	a decline of $1.1 million in net interest income occurred in 2004, primarily due to: (i) lower levels of earning assets, resulting from the Company’s sale of sub-par and delinquent assets, as well as charge-offs, and (ii) lower yields on earning assets due to: (x) loans repricing at lower rates and (y) increased levels of investment securities, which typically have lower yields than loans; and

•	a decrease in tax benefits recognized of $8.9 million.

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

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

	Years ended December 31,
	2005			2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense (restated)	Yield/ Rate (restated)	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Earning assets:
Loans, (1)(2)	$321,190	$26,201	8.16%	$312,876	$24,176	7.73%	$330,941	$26,971	8.15%
Investment securities:
Taxable	141,805	5,330	3.76	147,289	5,374	3.65	123,402	4,861	3.94
Tax-exempt	1,419	70	4.93	5,560	284	5.11	6,680	342	5.12

Total investment securities	143,224	5,400	3.77	152,849	5,658	3.70	130,082	5,203	4.00
Other interest-bearing assets	4,502	366	8.13	8,185	236	2.87	3,252	198	6.09
Federal funds sold	11,034	390	3.53	11,949	156	1.31	23,952	255	1.06

Total earning assets	479,950	32,357	6.74	485,859	30,226	6.22	488,227	32,627	6.68
Noninterest-bearing assets:
Cash and due from banks	18,254			27,779			28,315
Premises and equipment	22,585			21,678			24,456
Accrued interest and other assets	32,220			26,098			26,544
Allowance for loan losses	(4,649)			(11,598)			(10,951)

Total assets	$548,360			$549,816			$556,591

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Demand deposits	$103,190	2,223	2.15%	$106,743	2,026	1.90	$86,053	1,391	1.62
Savings deposits	64,542	873	1.35	71,102	997	1.40	63,464	930	1.47
Time deposits	204,432	7,145	3.50	204,893	6,092	2.97	247,417	8,017	3.24

	372,164	10,241	2.75	382,738	9,115	2.38	396,934	10,338	2.60
Short-term borrowings	535	9	1.68	364	4	1.10	365	3	0.82
FHLBA long-term debt	46,948	2,356	5.02	38,000	2,291	6.03	38,000	2,285	6.01
Capitalized lease obligations	3,869	242	6.25	3,937	169	4.29	4,020	166	4.13
Junior subordinated debt	10,310	1,084	10.51	10,282	1,296	12.60	10,000	1,283	12.83
Other long-term debt	—	2	—	798	50	6.27	3,369	190	5.64

Total interest-bearing liabilities	433,826	13,934	3.21	436,119	12,925	2.96	452,688	14,265	3.15

Noninterest-bearing liabilities:
Demand deposits	67,292			61,872			55,463
Accrued interest and other liabilities	3,849			4,922			11,456
Stockholders’ equity	43,393			46,903			36,984

Total liabilities and stockholders’ equity	$548,360			$549,816			$556,591

Net interest income/net interest spread		$18,423	3.53%		$17,301	3.26%		$18,362	3.53%

Net interest margin			3.84%			3.56%			3.76%

(1)	Average loans include nonaccrual loans. All loans and deposits are domestic.
(2)	Income on loans, net of unearned income, includes loan fees.

RATE/VOLUME VARIANCE ANALYSIS

	Average Volume			Change in Volume		Average Rate
	2005	2004	2003	2005-2004	2004-2003	2005	2004 (restated)	2003
	(dollars in thousands)
Earning Assets:
Loans	$321,190	$312,876	$330,941	$8,314	$(18,065)	8.16%	7.73%	8.15%
Investment securities:
Taxable	141,805	147,289	123,402	(5,484)	23,887	3.76	3.65	3.94
Tax-exempt	1,419	5,560	6,680	(4,141)	(1,120)	4.93	5.11	5.12

Total investment securities	143,224	152,849	130,082	(9,625)	22,767	3.77	3.70	4.00
Other interest-bearing assets	4,502	8,185	3,252	(3,683)	4,933	8.13	2.87	6.09
Federal funds sold	11,034	11,949	23,952	(915)	(12,003)	3.53	1.31	1.06

Total earning assets	$479,950	$485,859	$488,227	$(5,909)	$(2,368)	6.74	6.22	6.68

Interest-bearing Liabilities:
Deposits:
Demand	$103,190	$106,743	$86,053	$(3,553)	$20,690	2.15	1.90	1.62
Savings	64,542	71,102	63,464	(6,560)	7,638	1.35	1.40	1.47
Time	204,432	204,893	247,417	(461)	(42,524)	3.50	2.97	3.24

Total interest-bearing deposits	372,164	382,738	396,934	(10,574)	(14,196)	2.75	2.38	2.60
Short-term borrowings	535	364	365	171	(1)	1.68	1.10	0.82
FHLBA long-term debt	46,948	38,000	38,000	8,948	—	5.02	6.03	6.01
Capitalized lease obligations	3,869	3,937	4,020	(68)	(83)	6.25	4.29	4.13
Junior subordinated debt	10,310	10,282	10,000	28	282	10.51	12.60	12.83
Other long-term debt	—	798	3,369	(798)	(2,571)	—	6.27	5.64

Total interest-bearing liabilities	$433,826	$436,119	$452,688	$(2,293)	$(16,569)	3.21	2.96	3.15

Net interest spread						3.53%	3.26%	3.53%

Net interest margin						3.84%	3.56%	3.76%

						Variance Attributed to (1)
	Interest Income/Expense			Variance		2005		2004 (restated)
	2005	2004 (restated)	2003	2005-2004	2004-2003 (restated)
						Volume	Rate	Volume	Rate
	(dollars in thousands)
Earning Assets:
Loans	$26,201	$24,176	$26,971	$2,025	$(2,795)	$655	$1,370	$(1,438)	$(1,357)
Investment securities:
Taxable	5,330	5,374	4,861	(44)	513	(203)	159	891	(378)
Tax-exempt	70	284	342	(214)	(58)	(204)	(10)	(57)	(1)

Total investment securities	5,400	5,658	5,203	(258)	455	(407)	149	834	(379)
Other interest-bearing assets	366	236	198	130	38	(144)	274	183	(145)
Federal funds sold	390	156	255	234	(99)	(13)	247	(149)	50

Total earning assets	32,357	30,226	32,627	2,131	(2,401)	91	2,040	(571)	(1,830)

Interest-bearing Liabilities:
Deposits:
Demand	2,223	2,026	1,391	197	635	(68)	265	369	266
Savings	873	997	930	(124)	67	(89)	(35)	112	(45)
Time	7,145	6,092	8,017	1,053	(1,925)	(14)	1,067	(1,296)	(629)

Total interest-bearing deposits	10,241	9,115	10,338	1,126	(1,223)	(171)	1,297	(815)	(408)
Short-term borrowings	9	4	3	5	1	2	3	—	1
FHLBA long-term debt	2,356	2,291	2,285	65	6	487	(422)	—	6
Capitalized lease obligations	242	169	166	73	3	(3)	76	(3)	6
Junior subordinated debt	1,084	1,296	1,283	(212)	13	2	(214)	36	(23)
Other long-term debt	2	50	190	(48)	(140)	(48)	—	(159)	19

Total interest-bearing liabilities	13,934	12,925	14,265	1,009	(1,340)	269	740	(941)	(399)

Net interest income	$18,423	$17,301	$18,362	$1,122	$(1,061)	$(178)	$1,300	$370	$(1,431)

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

As described in Note 1 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.

Montgomery, Alabama

June 14, 2006

C ommunity Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2005	2004
	(in thousands, restated)
Assets
Cash and due from banks	$16,425	$33,669
Interest-bearing deposits in banks	2,235	5,368
Federal funds sold	25,356	13,475

Cash and cash equivalents	44,016	52,512
Securities available for sale	136,405	147,168
Loans held for sale	1,005	—
Loans, net of allowance for loan losses of $4,736 and $4,625	331,726	295,755
Capitalized lease receivable	2,765	2,864
Accrued interest receivable	3,392	2,766
Premises and equipment, net	22,558	21,178
Goodwill and other intangible assets, net	2,991	2,366
Other real estate owned	10,185	11,126
Deferred income tax assets	13,370	12,758
Other assets	2,871	3,862

Total assets	$571,284	$552,355

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$71,420	$70,280
Interest-bearing	367,484	378,635

Total deposits	438,904	448,915
Other short-term borrowings	521	621
FHLBA debt	67,200	38,000
Capitalized lease obligations	3,845	3,893
Junior subordinated debentures	10,310	10,310
Accrued interest payable	2,166	1,730
Other liabilities	5,189	7,366

Total liabilities	528,135	510,835

Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity
Preferred stock (par value $.10 per share; 200,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.10 per share; 20,000,000 shares authorized; 8,927,975 and 8,701,162 shares issued as of December 31, 2005 and 2004, respectively; 2,191,897 shares are exchangeable)	893	870
Additional paid-in-capital	50,420	49,162
Stock options and warrant	278	243
Treasury common stock, at cost (104,955 and 99,869 shares, as of December 31, 2005 and 2004, respectively)	(1,021)	(981)
Accumulated deficit	(1,607)	(3,256)
Unearned ESOP common stock (89,954 and 106,092 shares as of December 31, 2005 and 2004, respectively)	(1,409)	(1,571)
Accumulated other comprehensive loss	(4,405)	(2,947)

Total stockholders’ equity	43,149	41,520

Total liabilities and stockholders’ equity	$571,284	$552,355

See accompanying summary of accounting policies and notes to consolidated financial statements

C ommunity Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31,
	2005	2004 (restated)	2003
	(in thousands, except per share data)
Interest income:
Loans, including fees	$26,201	$24,176	$26,971
Interest on investment securities:
Taxable securities	5,330	5,374	4,861
Tax-exempt securities	70	284	342
Federal funds sold	390	156	255
Other	366	236	198

Total interest income	32,357	30,226	32,627

Interest expense:
Deposits	10,241	9,115	10,338
Short-term borrowings	9	4	3
FHLBA debt	2,356	2,291	2,285
Capitalized lease obligations	242	169	166
Junior subordinated debentures	1,084	1,296	1,283
Other long-term debt	2	50	190

Total interest expense	13,934	12,925	14,265

Net interest income	18,423	17,301	18,362
Provision for loan losses	796	987	11,381

Net interest income, after provision for loan losses	17,627	16,314	6,981

Noninterest income:
Service charges on deposits	2,957	2,837	2,611
Insurance commissions	2,173	2,211	1,765
Bank club dues	281	350	409
Debt cancellation fees	(24)	(54)	80
Securities gains (losses), net	(41)	193	1,103
Trading gains (losses) and net settlements on economic hedges	(281)	11	—
Gain on sale of branch	427	—	—
Other	1,550	925	762

Total noninterest income	7,042	6,473	6,730

Noninterest expense:
Salaries and employee benefits	10,922	11,378	12,983
Occupancy	2,169	2,283	2,350
Furniture and equipment	1,692	1,548	1,542
Insurance	1,070	1,231	1,239
Director and committee fees	376	369	468
Professional services	1,495	1,600	4,398
Foreclosed assets, net	390	590	3,309
Disposal or impairment of assets, net	149	246	2,051
Litigation, fraud or burglary	242	47	2,537
Other	4,093	3,729	4,521

Total noninterest expense	22,598	23,021	35,398

Income (loss) before income taxes	2,071	(234)	(21,687)
Income taxes	(422)	(303)	8,587

Net income (loss)	$1,649	$(537)	$(13,100)

Net income (loss) per share:
Basic	$0.19	$(0.06)	$(2.79)

Diluted	$0.19	$(0.06)	$(2.79)

See accompanying summary of accounting policies and notes to consolidated financial statements

C ommunity Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2005, 2004 and 2003

(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Stock Options and Warrant	Treasury Common Stock	Accumulated Earnings (Deficit)	Unearned ESOP Common Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002, before prior period adjustment	4,810,089	$481	$30,807	$—	$(442)	$11,024	$(2,000)	$441	$40,311
Prior period adjustment for correction of error	—	—	—	—	—	(643)	—	—	(643)

Balance at December 31, 2002, after prior period adjustment	4,810,089	481	30,807	—	(442)	10,381	(2,000)	441	39,668
Comprehensive income (loss):
Net loss - 2003	—	—	—	—		(13,100)	—		(13,100)
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—	—	—	—	—	(2,115)	(2,115)
Change in additional pension liability net of tax effect	—	—	—	—	—	—	—	9	9

Total comprehensive loss									(15,206)

Issuance of common stock at $5.35 per share	2,151,552	215	11,296	—	—	—	—	—	11,511
Common stock issuance costs	—	—	(1,146)	—	—	—	—	—	(1,146)
Common stock issued in lieu of cash paid for directors’ fees at $7.00 per share	17,030	2	118	—	—	—	—	—	120
Release of ESOP common stock	—	—	(78)	—	—	—	259	—	181
Treasury common stock acquired	—	—	—	—	(452)	—	—	—	(452)

Balance at December 31, 2003 (restated)	6,978,671	698	40,997	—	(894)	(2,719)	(1,741)	(1,665)	34,676
Comprehensive income (loss):
Net income – 2004 (restated)	—	—	—	—	—	(537)	—	—	(537)
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	(796)	(796)
Change in additional pension liability net of tax effect	—	—	—	—	—	—	—	(486)	(486)

Total comprehensive loss (restated)									(1,819)

Issuance of common stock at $5.35 per share	1,586,771	159	8,331	—	—	—	—	—	8,490
Common stock issuance costs	—	—	(826)	243	—	—	—	—	(583)
Common stock options exercised	115,000	11	604	—	—	—	—	—	615
Common stock issued in lieu of cash paid for directors’ fees at $5.35 per share	20,720	2	108	—	—	—	—	—	110
Release of ESOP common stock	—	—	(52)	—	—	—	170	—	118
Treasury common stock acquired	—	—	—	—	(87)	—	—	—	(87)

Balance at December 31, 2004 (restated)	8,701,162	870	49,162	243	(981)	(3,256)	(1,571)	(2,947)	41,520
Comprehensive income (loss):
Net income - 2005	—	—	—	—	—	1,649	—	—	1,649
Change in fair value of cash flow hedge, net of tax								165	165

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Stock Options and Warrant	Treasury Common Stock	Accumulated Earnings (Deficit)	Unearned ESOP Common Stock	Accumulated Other Comprehensive Income (Loss)	Total
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax	—	—	—	—	—	—	—	(1,131)	(1,131)
Change in additional pension liability, net of tax	—	—	—	—	—	—	—	(492)	(492)

Total comprehensive income									191

Modification of stock options	—	—	—	35	—	—	—	—	35
Common stock options exercised	212,425	21	1,195	—	—	—	—	—	1,216
Common stock issued in lieu of cash paid for directors’ fees at $6.81 per share	14,388	2	97	—	—	—	—	—	99
Release of ESOP common stock	—	—	(34)	—	—	—	162	—	128
Treasury common stock acquired	—	—	—	—	(40)	—	—	—	(40)

Balance at December 31, 2005 (restated)	8,927,975	$893	$50,420	$278	$(1,021)	$(1,607)	$(1,409)	$(4,405)	$43,149

See accompanying summary of accounting policies and notes to consolidated financial statements

C ommunity Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2005	2004 (restated)	2003
	(in thousands)
Operating activities:
Net income (loss)	$1,649	$(537)	$(13,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loans originated and held for sale	(30,384)	—	—
Loans sold from held for sale	29,379	—	—
Provision for loan losses	796	987	11,381
Depreciation and amortization	1,733	1,637	1,761
Net amortization of securities	904	890	999
Deferred tax (benefit) expense	422	303	(4,122)
Realized investment security (gains) losses	41	(193)	(1,103)
Fair value loss on economic hedge	217	288	—
Loss (gain) on sale or impairment of premises and equipment	(4)	(19)	1,731
Realized losses on foreclosed assets	390	590	3,309
(Increase) decrease in accrued interest receivable	(625)	495	1,109
Increase (decrease) in accrued interest payable	436	(2,519)	626
Other	(1,688)	(3,901)	4,123

Net cash provided by (used in) operating activities	3,266	(1,979)	6,714

Investing activities:
Proceeds from sales, calls and pay downs of securities available for sale	50,813	72,200	113,457
Proceeds from maturity of securities available for sale	5,000	—	18,400
Purchase of securities available for sale	(47,880)	(65,120)	(167,647)
Loan originations and principal collections, net	(36,859)	2,283	28,147
Proceeds from sale of premises and equipment	1,041	915	135
Purchased additions to foreclosed assets	—	(3,422)	—
Additions to premises and equipment	(4,231)	(836)	(1,047)
Purchase of business	(704)	—	—
Net proceeds from sale of foreclosed assets	801	3,291	3,323

Net cash provided by (used in) investing activities	(32,019)	9,311	(5,232)

Financing activities:
Net increase (decrease) in demand deposits, NOW accounts, savings and time open deposit accounts	(19,535)	15,547	47,201
Net decrease in certificates of deposit	9,524	(20,578)	(52,719)
Net increase (decrease) in short-term borrowings	(100)	21	(1,125)
Decrease in capitalized lease obligations	(48)	(83)	(82)
Increase in/repayment of long-term debt	29,200	(3,168)	(409)
Issuance of common stock, net of transaction costs	1,216	8,521	10,365

Net cash provided by (used in) financing activities	20,257	260	3,231

Net change in cash and cash equivalents	(8,496)	7,592	4,713
Cash and cash equivalents, beginning of year	52,512	44,920	40,207

Cash and cash equivalents, end of year	$44,016	$52,512	$44,920

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

In December 2003, the Company entered into an interest rate swap agreement relating to a pool of certificates of deposit (the “CD swap”) that was accounted for as a fair value hedge under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the swap as a hedge, which allowed the Company to assume no ineffectiveness in the transaction as long as critical terms did not change. The Company concluded in February 2006 that the CD swap did not qualify for this method in prior periods. Hedge accounting under SFAS No. 133 for this swap transaction is not allowed retrospectively because the documentation required for the long-haul method to treat this as a hedge was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged item, the pool of certificates of deposit. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income, as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic hedges.

Also, on May 11, 2006, the Company determined that it should amend its 2005 Annual Report on Form 10-K as a result of its conclusion that its deferred income tax assets were overstated by the amount of the tax refunds received as a result of the Company’s net operating losses that had generated the deferred tax assets. The Company has amended its 2005 Form 10-K to reflect a prior period adjustment to the Company’s equity balance as of December 31, 2002 and its resulting effects on 2003, 2004 and 2005, as well as to reflect a restatement of the financial results reported for the quarters during 2004 and for the year ended December 31, 2004 and their resulting effects on the consolidated balance sheet and consolidated statement of stockholders’ equity for the year ended December 31, 2004 and 2005.

The following table reflects a prior period adjustment necessary to correct the ending balance of the Company’s accumulated earnings (deficit) and total stockholders’ equity for the deferred tax asset overstatement as of December 31, 2002 and 2003. Stockholders’ equity at December 31, 2003 was affected only by the same prior period adjustment to 2002.

	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	(in thousands)
Balance at December 31, 2002, before prior period adjustment	$11,024	$40,311
Prior period adjustment	(643)	(643)

Balance at December 31, 2002, as restated	$10,381	$39,668

Balance at December 31, 2003, as restated	$(2,719)	$34,676

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

Consolidated Balance Sheet:

	As of December 31, 2004
	As Originally Reported	As Restated
	(in thousands)
Deferred income tax assets (c)	$9,843	$12,758
Other assets (a)	7,845	3,862
Total assets (c)	553,424	552,355
Interest-bearing deposits (b)	378,347	378,635
Total deposits (b)	448,627	448,915
Total liabilities (b)	510,547	510,835
Accumulated deficit (c)	(1,899)	(3,256)
Total stockholders’ equity (c)	42,877	41,520
Total liabilities and stockholders’ equity (c)	553,424	552,355

Consolidated Statement of Operations:

	For the Year Ended December 31, 2004
	As Originally Reported	As Restated
	(in thousands, except per share data)

Interest expense-deposits (b)	$8,816	$9,115
Total interest expense (b)	12,626	12,925
Net interest income (1)(b)	18,675	17,301
Net interest income, after provision for loan losses (1)(b)	17,688	16,314
Trading gains (losses) and net settlements on economic hedges (b)	—	11
Income (loss) before income taxes (c)	53	(234)
Income taxes (c)	123	(303)
Net income (c)	$176	$(537)
Net income (loss) per share:
Basic (c)	$0.02	$(0.06)
Diluted (c)	$0.02	$(0.06)

(1)	Also includes reclassification adjustment for SFAS 91 so that prior years’ amounts conform to current year presentation.

Statement of Changes in Stockholders’ Equity:

	For the Year Ended December 31, 2004
	(in thousands)
	As Originally Reported	As Restated
Increase attributable to net income (c)	$176	$(537)
Balance, end of period (c)	42,877	41,520

In addition, the following Notes to Consolidated Financial Statements have been restated: Notes 2, 9, 11, 12, 15, 17, 20, 23, 24 and 26.

(a)	Affected by restatement of deferred tax asset, including the prior period adjustment.
(b)	Affected by restatement of SWAP.
(c)	Affected by restatements of both deferred tax asset, including the prior period adjustment, and the restatement of the SWAP.

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

Net income (loss) per share has been computed based on the following:

	Years ended December 31,
	2005	2004 (restated)	2003
	(dollars in thousands)
Net income (loss)	$1,649	$(537)	$(13,100)

Weighted average number of common shares outstanding	8,592,109	8,270,870	4,695,380
Effect of dilutive common stock options and warrants	187,680	79,621	—

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,779,789	8,350,491	4,695,380

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

The following is a summary of the impact of the adoption of FIN 46 as it related to the Company’s December 31, 2004 restated consolidated balance sheet (in thousands):

	Balance Prior To Adjustment	Adjustments for FIN 46	Adjusted Balance
Other assets (restated)	$3,552	$310	$3,862
Trust preferred securities	10,000	(10,000)	—
Junior subordinated debt	—	10,310	10,310

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

Note 12 – Income Taxes

The components of income tax expense (benefit) for each of the years ended December 31, 2005, 2004 and 2003 were:

	2005	2004 (restated)	2003
	(in thousands)
Current income tax expense (benefit):
Federal	$—	$—	$(3,632)
State	—	—	(833)
Deferred income tax expense (benefit):
Federal	294	(317)	(3,673)
State	128	620	(449)

Total	$422	$303	$(8,587)

Components of the Company’s net deferred income tax assets were as follows:

	December 31,
	2005	2004
	(in thousands, restated)
Deferred income tax assets
Net unrealized losses on securities, available for sale	$1,686	$932
Loss on fair value hedge	202	115
Pension expense and benefits	382	372
Provision for loan losses	1,050	1,009
Intangibles	201	336
Provision for debt cancellation	27	60
Construction overcharges	531	550
Net operating loss carryforward	7,529	7,895
Alternative minimum tax credit carry forward	349	349
Foreclosed assets	629	625
Minimum pension liability	1,361	1,033
Litigation reserves	—	114
Impaired assets	209	209

Total deferred income tax assets	14,156	13,599

Deferred income tax liabilities
Net unrealized gains on cash flow hedge	(110)	—
Depreciation	(676)	(763)
Other	—	(78)

Total deferred income tax liabilities	(786)	(841)

Net deferred income tax assets	$13,370	$12,758

The provision for (benefit from) federal and state income taxes differs from that computed by applying federal statutory rates to income (loss) before income tax expense (benefit), as indicated in the following analysis (in thousands):

December 31, 2005

Federal statutory income tax rate at 34%	$704
Tax exempt interest	(52)
Stock options exercised	(220)
Effect of state income taxes	(30)
Non-deductible expenses	20

Total	$422

During 2004, the Company’s provision for income taxes differed from that computed by applying statutory rates to the net loss before taxes due to tax-exempt income and nondeductible expenses.

At December 31, 2005 and 2004, and as restated the Company has available $19.5 million and $20.5 million, respectively, in federal net operating loss carryforward, which will expire in various years between 2023 and 2025. The Company also has, as restated, $20.6 million and $23.1 million for 2005 and 2004, respectively, in state net operating loss carryforwards that will expire in various years between 2011 and 2020.

The company had federal alternative minimum tax credit carry forwards of $349,000 of both December 31, 2005 and 2004. The alternative minimum tax credit carry forwards have no expiration date.

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

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands, restated)
As of December 31, 2005:
Total risk based capital to risk weighted assets:
Consolidated	$47,459	12.83%	$29,595	8.00%	$36,994	10.00%
Community Bank	44,122	12.15	29,058	8.00	36,322	10.00
Tier 1 capital to risk weighted assets:
Consolidated	42,833	11.58	14,798	4.00	22,197	6.00
Community Bank	39,579	10.90	14,529	4.00	21,793	6.00
Tier 1 capital to average assets:
Consolidated	42,833	7.75	22,116	4.00	27,645	5.00
Community Bank	39,579	7.17	22,078	4.00	27,598	5.00

As of December 31, 2004:
Total risk based capital to risk weighted assets:
Consolidated	$42,824	13.09%	$26,178	8.00%	$32,723	10.00%
Community Bank	37,328	11.65	25,626	8.00	32,032	10.00
Tier 1 capital to risk weighted assets:
Consolidated	38,727	11.83	13,089	4.00	19,634	6.00
Community Bank	33,316	10.40	12,813	4.00	19,219	6.00
Tier 1 capital to average assets:
Consolidated	38,727	7.31	21,201	4.00	26,502	5.00
Community Bank	33,316	6.32	21,082	4.00	26,353	5.00

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

	Years ended December 31,
	2005	2004 (restated)	2003
	(in thousands)
Net income (loss):
As reported	$1,649	$(537)	$(13,100)

Deducts:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(801)	(1,018)	(888)

Pro forma net income (loss)	$848	$(1,555)	$(13,988)

Basic net income (loss) per share:
As reported	0.19	(0.06)	(2.79)
Pro forma	0.10	(0.19)	(2.98)

Diluted net income (loss) per share:
As reported	0.19	(0.06)	(2.79)
Pro forma	0.10	(0.19)	(2.98)

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

Note 24 – Subsequent Events

On January 11, 2006, the Company sold Heritage Valley Farm, its largest piece of other real estate owned for $9.8 million, or $8.7 million net of commissions and other costs. The Company carried the property at $5.8 million. The Company received $0.5 million in cash and a $9.3 million loan receivable. The loan receivable earns interest at an annual rate of prime minus 1.0% and matures on December 15, 2006. The Company recorded a deferred gain of $2.9 million. The deferred gain on the sale of this property does not recover previous losses related to the Company’s former Chairman and Chief Executive Officer.

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

Note 26 – Condensed Parent Company Information

PARENT COMPANY ONLY

BALANCE SHEETS

(Unaudited)

	December 31,
	2005	2004
	(in thousands, restated)
Assets:
Cash and due from banks	$3,510	$3,050
Investment in subsidiaries*	49,786	48,809
Intangible assets, net	494	573
Deferred income tax assets	2,346	950
Refundable income taxes-current	—	1,072
Other assets	390	339

Total assets	$56,526	$54,793

Liabilities and stockholders’ equity:
Junior subordinated debentures	$10,310	$10,310
Other liabilities	3,067	2,963
Stockholders’ equity	43,149	41,520

Total liabilities and stockholders’ equity	$56,526	$54,793

*	Eliminated in consolidation

PARENT COMPANY ONLY

STATEMENTS OF OPERATIONS

(Unaudited)

	Years ended December 31,
	2005	2004 (restated)	2003
	(in thousands)
Income:
From subsidiaries - eliminated in consolidation:
Management fees	$—	$—	$25
Interest	31	109	40
Other income	2	—	1

	33	109	66

Expenses:
Salaries and employee benefits	189	147	316
Interest	1,084	1,346	1,425
Other expenses	235	385	427

	1,508	1,878	2,168

Loss before income taxes and equity in undistributed earnings of subsidiaries	(1,475)	(1,769)	(2,102)
Income taxes	809	664	817

Loss before equity in undistributed earnings (loss) of subsidiaries	(666)	(1,105)	(1,285)
Equity in undistributed earnings (loss) of subsidiaries	2,315	568	(11,815)

Net income (loss)	$1,649	$(537)	$(13,100)

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Years ended December 31,
	2005	2004 (restated)	2003
	(in thousands)
Operating activities:
Net income (loss)	$1,649	$(537)	$(13,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss of subsidiaries	(2,315)	(568)	11,815
ESOP change related to shares released	128	118	181
Amortization	79	79	82
Loss on sale of premises and equipment	—	—	11
(Increase) decrease in other assets	(364)	(712)	403
Increase (decrease) in other liabilities	72	(2,966)	2,014
Other	135	110	119

Net cash provided by (used in) operating activities	(616)	(4,476)	1,525

Investing activities:
Capitalization of subsidiaries	(100)	(3,814)	(5,100)

Net cash used in investing activities	(100)	(3,814)	(5,100)

Financing activities:
Repayment of long-term debt	—	(3,169)	(409)
Issuance of common stock	1,216	8,521	10,365
Purchase of treasury stock	(40)	(980)	—

Net cash provided by financing activities	1,176	4,372	9,956

Net change in cash and cash equivalents	460	(3,918)	6,381
Cash and due from banks, beginning of year	3,050	6,968	587

Cash and due from banks, end of year	$3,510	$3,050	$6,968

Unaudited Consolidated Quarterly Results

A summary of the unaudited results of operations for each quarter of 2005 and 2004 follows:

	First Quarter (restated)	Second Quarter (restated)	Third Quarter (restated)	Fourth Quarter
	(in thousands except per share data)
2005:
Total interest income	$7,485	$8,030	$8,357	$8,485
Total interest expense	3,296	3,383	3,469	3,786
Provision for loan losses	258	86	318	134
Net interest income, after provision for loan losses	3,931	4,561	4,570	4,565
Securities gains, net	(2)	(36)	—	(3)
Trading gains (losses) on economic hedge	(223)	135	(144)	(49)
Total noninterest income	1,801	1,572	1,339	2,330
Total noninterest expense	5,427	5,828	5,808	5,535
Income taxes	(99)	(125)	(3)	(196)
Net income (loss)	205	181	98	1,165

Net income (loss) per share:
Basic	$0.02	$0.02	$0.01	$0.14
Diluted	$0.02	$0.02	$0.01	$0.14

	First Quarter (restated)	Second Quarter (restated)	Third Quarter (restated)	Fourth Quarter (restated)
	(in thousands except per share data)
2004:
Total interest income	$7,653	$7,497	$7,607	$7,469
Total interest expense	3,284	3,201	3,183	3,257
Provision for loan losses	299	78	345	265
Net interest income, after provision for loan losses	4,070	4,218	4,079	3,947
Securities gains, net	238	—	(44)	(1)
Trading gains (losses) on economic hedge	388	(620)	369	(126)
Total noninterest income	2,113	818	1,823	1,719
Total noninterest expense	5,827	5,476	5,518	6,200
Income taxes	(204)	233	(408)	76
Net income (loss)	152	(207)	(24)	(458)

Net income (loss) per share:
Basic	$0.02	$(0.02)	$(0.01)	$(0.05)
Diluted	$0.02	$(0.02)	$(0.01)	$(0.05)

As described in Note 1, the Company has restated its previously reported quarterly results for 2004 and the first three quarters of 2005, as listed above.

These restatements increased (decreased) consolidated statement of operations captions for the affected periods as follows (unaudited) (in thousands except per share data):

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Interest expense	$(11)	$299
Noninterest income	(233)	11
Provision for income taxes	(89)	426

Net income	$(133)	$(714)

Diluted net income per share	$(0.02)	$(0.08)

	For the Quarters Ended
	Total	September 30, 2005	June 30, 2005	March 31, 2005
Interest expense (a)	$(11)	$(30)	$1	$18
Noninterest income (a)	(233)	(144)	135	(224)
Provision for income taxes (a)	(89)	(46)	54	(97)

Net income (a)	$(133)	$(68)	$80	$(145)

Diluted net income per share (a)	$(0.02)	$(0.01)	$0.01	$(0.02)

	For the Quarters Ended
	Total	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Interest expense (a)	$299	$61	$61	$88	$89
Noninterest income (a)	11	(125)	369	(620)	387
Provision for income taxes (b)	426	145	351	(271)	201

Net income (b)	$(714)	$(331)	$(43)	$(437)	$97

Diluted net income per share (b)	$(0.08)	$(0.03)	$(0.01)	$(0.05)	$0.01

(a)	Affected by restatement of SWAP.
(b)	Affected by restatements of both SWAP and the deferred tax asset.

The following tables present 2005 and 2004 quarterly results of operations by financial statement line item as previously reported and then as restated (in thousands, unaudited):

	For the quarters ended,
	September 30, 2005		June 30, 2005		March 31, 2005
	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated
Interest expense – deposits	$2,634	$2,604	$2,485	$2,486	$2,381	$2,400
Total interest expense	3,499	3,469	3,382	3,383	3,277	3,296
Net interest income	5,175	4,888	4,965	4,647	4,525	4,189
Net interest income after provision for loan losses	4,857	4,570	4,879	4,561	4,267	3,931
Trading gains (losses) and net settlements on economic hedges	—	(144)	—	135	—	(223)
Income (loss) before income taxes	215	101	172	306	547	305
Income taxes	(48)	(3)	(71)	(125)	(196)	(99)
Net income	166	98	101	181	351	205
Net income (loss) per share:
Basic	0.02	0.01	0.01	0.02	0.04	0.02
Diluted	0.02	0.01	0.01	0.02	0.04	0.02

	For the quarters ended,
	December 31, 2004		September 30, 2004		June 30, 2004		March 31, 2004
	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated
Interest expense – deposits	$2,295	$2,355	$2,177	$2,238	$2,128	$2,216	$2,216	$2,306
Total interest expense	3,197	3,257	3,122	3,183	3,113	3,201	3,194	3,284
Net interest income	4,539	4,211	4,754	4,424	4,654	4,297	4,728	4,369
Net interest income after provision for loan losses	4,275	3,947	4,409	4,079	4,575	4,218	4,429	4,070
Trading gains (losses) and net settlements on economic hedges	—	(126)	—	369	—	(620)	—	388
Income (loss) before income taxes	(348)	(534)	76	384	268	(440)	57	356
Income taxes	221	76	(57)	(408)	(39)	233	(2)	(204)
Net income	(127)	(458)	19	(24)	230	(207)	55	152
Net income (loss) per share:
Basic	(0.02)	(0.05)	—	(0.01)	0.03	(0.02)	0.01	0.02
Diluted	(0.02)	(0.05)	—	(0.01)	0.03	(0.02)	0.01	0.02

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

Also, on May 11, 2006, the Company determined that it should amend its 2005 Annual Report on Form 10-K as a result of its conclusion that its deferred income tax assets were overstated by the amount of the tax refunds received as a result of the Company’s net operating losses that generated the deferred tax assets. Accordingly, the Company has amended the 2005 Form 10-K to reflect a prior period adjustment to the Company’s equity balance as of December 31, 2002 and to reflect a restatement of the financial results reported for the quarter and year ended December 31, 2004 as well as the resulting effects on the consolidated balance sheet and consolidated statement of stockholders’ equity for the year ended December 31, 2005.

Evaluation of Disclosure Controls and Procedures

In connection with these restatements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures as of December 31, 2004. We identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions:

a failure to ensure the correct application of generally accepted accounting principles, including SFAS 133 and its related interpretations for certain derivative transactions, as described in (a) above, and failure to correct that error subsequently.

We also identified the following material weakness in our internal control over financial reporting with respect to accounting for deferred tax assets:

a failure to reduce the amount of deferred tax assets to reflect tax refunds from the losses giving rise to the deferred tax asset.

As a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

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

3. a redesignation of the swap related to the certificates of deposit during the fourth quarter as trading.

In addition, as of the date of this filing, we are in the process of determining the appropriate actions to remedy the material weakness in our internal control over financial reporting with respect to accounting for our deferred tax asset.

In connection with this Form 10-K/A, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including, after giving effect to the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective, except for those disclosure controls and procedures with respect to accounting for our deferred tax asset.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Financial Statements and Report of Independent Registered Public Accounting Firm

(b)	Exhibits

2.1	Purchase and Assumption Agreement by and between Community Bank, American Family Mortgage, LLC, and Ameridocs, LLC (1).

3.1	Certificate of Incorporation, as amended and restated May 2000 (2).

3.2	Bylaws, as amended and restated October 23, 2003 (3).

4.1	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (4).

4.2	Form of Option Agreement by and between Community Bancshares, Inc. and each of Acadia Fund I, L.P., Riggs Qualified Partners, Endurance Partners (Q.P.), L.P., Endurance Partners, L.P., Spence Limited, L.P., and John D. Norcross (5).

4.3	Warrant Agreement, dated February 20, 2004, by and between Community Bancshares, Inc. and FIG Partners, L.L.C. (6).

10.1	Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (7).

10.2	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (8).

10.3	Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (9).

10.4	Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (10).

10.5	Form of Amendment to Nonqualified Stock Option Agreement between Community Bancshares, Inc. and grantee, dated December 12, 2000 (11) (*).

10.6	Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Kinney (12) (*).

10.7	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt Robbins, Jimmie Trotter and Kerri Newton dated December 18, 2001 (13) (*).

10.8	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (14) (*).

10.9	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (15) (*).

10.10	Severance Agreement dated the 9th day of January, 2002 by and between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (16) (*).

10.11	Severance Agreement dated the 9th day of January, 2002 by and between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (17) (*).

10.12	Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (18).

10.13	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Merritt Robbins and Jimmie Trotter dated July 19, 2002 (19) (*).

10.14	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (20) (*).

10.15	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003 (21) (*).

10.16	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003 (22) (*).

10.17	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003 (23) (*).

10.18	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003 (24) (*).

10.19	Form of Change in Control Agreement between Community Bancshares, Inc. and William H. Caughran, Jr. dated December 4, 1999 (25) (*).

10.20	Employment Agreement, dated March 28, 1996 by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (26) (*).

10.21	Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (27) (*)

10.22	Amendment Number 1 to the Community Bancshares, Inc. Benefit Restoration Plan (28) (*).

10.23	Amendment Number 2 to the Community Bancshares, Inc. Benefit Restoration Plan (29) (*).

10.24	Change in Control Agreement between Community Bancshares, Inc. and Stacey W. Mann (30) (*).

10.25	Change in Control Agreement between Community Bank and Patrick M. Frawley (31) (*).

10.26	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt M. Robbins and Jimmie Trotter dated January 27, 2004 (32) (*).

10.27	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 27, 2004 (33) (*).

10.28	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 27, 2004 (34) (*).

10.29	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 27, 2004 (35) (*).

10.30	Form of Cancellation of Stock Option Agreement dated January 27, 2004 between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (36) (*).

10.31	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (37) (*).

10.32	Promissory Note and Pledge Agreement, dated February 11, 2004, by and between the Community Bancshares, Inc. Employee Stock Ownership Plan and Community Bancshares, Inc. (38) (*).

10.33	Form of Amendment to Nonqualified Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and each of Patrick M. Frawley, Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, Kerri C. Kinney, John J. Lewis, Jr., Loy D. McGruder, Stacey W. Mann, Merritt M. Robbins and Jimmie Trotter (39) (*).

10.34	Promissory Note, Loan Agreement and Security Agreement by and between Community Bancshares, Inc. and First Commercial Bank dated May 6, 2004 (40).

10.35	Summary Description of Director Compensation (41) (*).

10.36	Summary Description of Named Executive Officer Compensation (42) (*).

10.37	Amendment Number 3 to the Community Bancshares, Inc. Benefit Restoration Plan (43) (*).

10.38	Employment Agreement, dated March 29, 2005, between Community Bank and Patrick Frawley (44) (*).

10.39	Form of Nonqualified Stock Option Agreement for Directors dated January 12, 2005 (45) (*).

10.40	Form of Nonqualified Stock Option Agreement for Senior Officers dated January 12, 2005 (46) (*).

10.41	Form of Nonqualified Stock Option Agreement for Officers dated January 12, 2005 (47) (*).

10.42	Form of stock option agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Jimmie Trotter, Kenneth K. Campbell, Terry G. Sanderson and Michael A. Tarpley (48) (*).

10.43	Stock option agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 12, 2005 (49) (*).

10.44	Stock option agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 12, 2005 (50) (*).

10.45	Stock option agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 12, 2005 (51) (*).

10.46	Community Bancshares, Inc. 2005 Incentive Plan (52) (*).

10.47	Form of Change in Control Agreement, dated November 10, 2005, between Community Bancshares, Inc. and John W. Brothers (53) (*).

10.48	Real Property Sales Contract, dated October 12, 2005, between Community Bancshares, Inc. and Salvatore Cangiano (54).

10.49	Real Property Sales Contract dated November 10, 2005 between Community Bancshares, Inc. and William Carrington and Anne Davenport-Carrington (55).

10.50	Acquisition Agreement between Community Bancshares, Inc. and Robertson Banking Company dated March 23, 2006 (56).

10.51	Acquisition Agreement between Community Bancshares, Inc. and First National Bank, Hamilton, Alabama dated August 4, 2005 (57).

10.52	Stock Option Agreements dated January 12, 2005, January 27, 2004 and August 1, 2003 and Amendment to Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and John W. Brothers (58) (*).

10.53	Stock Option Agreements dated January 12, 2005, January 27, 2004 and August 1, 2003 and April 2, 2003 and Amendment to Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and William H. Caughran (59) (*).

10.54	Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April 12, 1994, effective January 1, 1995 (60) (*).

21.1	Subsidiaries of the Registrant (61).

23.1	Consent of Carr, Riggs & Ingram, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensation plan or arrangement.

(c)	Financial Statement Schedules

All financial statement schedules required pursuant to this item were either included in the financial information set forth in (a) above or are inapplicable and therefore not included.

(1)	Filed as Exhibit 2.1 to Form 8-K on April 29, 2005, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(4)	Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(5)	Filed as Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(6)	Filed as Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(8)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(10)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(11)	Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
(13)	Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(14)	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(15)	Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(16)	Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(17)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(18)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(19)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(20)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(21)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(22)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(23)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(24)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(25)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(26)	Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference.
(27)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(28)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(29)	Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(30)	Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(31)	Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(32)	Filed as Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(33)	Filed as Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(34)	Filed as Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(35)	Filed as Exhibit 10.33 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(36)	Filed as Exhibit 10.34 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(37)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(38)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(39)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(40)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(41)	Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(42)	Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(43)	Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(44)	Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(45)	Filed as Exhibit 10.1 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(46)	Filed as Exhibit 10.2 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(47)	Filed as Exhibit 10.3 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(48)	Filed as Exhibit 10.41 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(49)	Filed as Exhibit 10.45 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(50)	Filed as Exhibit 10.46 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(51)	Filed as Exhibit 10.47 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(52)	Filed as Exhibit A and included in Form DEF 14A on June 1, 2005, and incorporated herein by reference.
(53)	Filed as Exhibit 10.49 to Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(54)	Filed as Exhibit 10.50 to Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(55)	Filed as Exhibit 10.51 to Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(56)	Filed as Exhibit 10.50 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(57)	Filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(58)	Filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(59)	Filed as Exhibit 10.53 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(60)	Filed as Exhibit 10.54 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(61)	Filed as Exhibit 21.1 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2006.

COMMUNITY BANCSHARES, INC.

By:	/s/ Patrick M. Frawley
Patrick M. Frawley
Chairman and Chief Executive Officer

By:	/s/ Kerri C. Kinney
Kerri C. Kinney
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 14, 2006.

Signature

/s/ Patrick M. Frawley Patrick M. Frawley	Chairman of the Board, President, Chief Executive Officer, Director (principal executive officer)

/s/ Stacey W. Mann Stacey W. Mann	Vice Chairman, Executive Vice President, Director

/s/ Kerri C. Kinney Kerri C. Kinney	Chief Financial Officer (principal accounting officer)

Kenneth K. Campbell	Director

/s/ Jeffrey K. Cornelius Jeffrey K. Cornelius	Director

/s/ Glynn C. Debter Glynn C. Debter	Director

David Scott Head	Director

Roy B. Jackson	Director

/s/ John J. Lewis, Jr. John J. Lewis, Jr.	Director

/s/ Terry G. Sanderson Terry G. Sanderson	Director

Michael A. Tarpley	Director

Philip J. Timyan	Director

/s/ Jimmie A. Trotter Jimmie A. Trotter	Director