Form 10-Q
period 2006-06-30
COMMUNITY BANCSHARES INC /DE/
filed 2006-08-14
CIK 752195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $.10 par value per share	8,869,506 shares

PART 1

ITEM 1. FINANCIAL STATEMENTS.

Community Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) June 30, 2006	December 31, 2005
	(in thousands)
Assets
Cash and due from banks	$23,298	$16,425
Interest-bearing deposits in banks	6,430	2,235
Federal funds sold	6,220	25,356

Cash and cash equivalents	35,948	44,016
Securities available for sale	126,582	136,405
Loans held for sale	1,623	1,005
Loans, net of allowance for loan losses of $5,083 and $4,736	357,675	331,726
Capitalized lease receivable	2,715	2,765
Accrued interest receivable	3,669	3,392
Premises and equipment, net	22,052	22,558
Goodwill and other intangible assets, net	2,951	2,991
Other real estate owned	2,029	10,185
Deferred income tax assets	14,047	13,370
Other assets	2,647	2,871

Total assets	$571,938	$571,284

Liabilities and stockholders’ equity
Deposits:
Noninterest-bearing	$69,383	$71,420
Interest-bearing	366,636	367,484

Total deposits	436,019	438,904
Short-term borrowings	444	521
FHLBA debt	67,200	67,200
Capitalized lease obligations	3,824	3,845
Junior subordinated debentures (Note 7)	10,310	10,310
Accrued interest payable	2,468	2,166
Other liabilities	8,019	5,189

Total liabilities	528,284	528,135
Stockholders’ equity
Preferred stock (par value $.10 per share; 200,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.10 per share; 20,000,000 shares authorized; 9,051,881 and 8,927,975 shares issued as of June 30, 2006 and December 31, 2005, respectively; 2,191,897 shares of which are exchangeable for preferred stock)	905	893
Additional paid-in-capital	51,342	50,420
Stock options and warrant	278	278
Treasury common stock, at cost (104,955 shares as of both June 30, 2006 and December 31, 2005, respectively)	(1,021)	(1,021)
Accumulated deficit	(818)	(1,607)
Unearned ESOP common stock (81,946 and 89,954 shares as of June 30, 2006 and December 31, 2005, respectively)	(1,330)	(1,409)
Accumulated other comprehensive loss	(5,702)	(4,405)

Total stockholders’ equity	43,654	43,149

Total liabilities and stockholders’ equity	$571,938	$571,284

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2006	2005 (restated)
	(in thousands, except per share data)
Interest income:
Loans, including fees	$7,724	$6,527
Interest on investment securities:
Taxable securities	1,282	1,352
Tax-exempt securities	13	14
Federal funds sold	140	65
Other	165	72

Total interest income	9,324	8,030

Interest expense:
Deposits	3,110	2,486
Short-term borrowings	3	2
FHLBA debt	680	570
Capitalized lease obligations	80	56
Junior subordinated debentures	273	269

Total interest expense	4,146	3,383

Net interest income	5,178	4,647
Provision for loan losses	668	86

Net interest income, after provision for loan losses	4,510	4,561
Noninterest income:
Service charges on deposits	672	785
Insurance commissions	458	688
Bank club dues	49	73
Securities losses, net	(1)	(36)
Trading gains or losses and net settlements on economic hedges	(96)	135
Other	465	112

Total noninterest income	1,547	1,757

Noninterest expense:
Salaries and employee benefits	2,473	2,938
Occupancy	530	591
Furniture and equipment	476	407
Insurance	158	318
Director and committee fees	101	90
Professional services	234	401
Foreclosed assets, net	57	31
Disposal or impairment of assets	—	17
Litigation, fraud or burglary	150	241
Other	813	978

Total noninterest expense	4,992	6,012

Income before income taxes	1,065	306
Income taxes	(330)	(125)

Net income	$735	$181

Earnings per share:
Basic	$0.08	$0.02
Diluted	$0.08	$0.02

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,
	2006	2005 (restated)
	(in thousands except per share data)
Interest income:
Loans, including fees	$14,949	$12,409
Interest on investment securities:
Taxable securities	2,598	2,781
Tax-exempt securities	26	43
Federal funds sold	387	125
Other	254	158

Total interest income	18,214	15,516

Interest expense:
Deposits	6,010	4,886
Short-term borrowings	6	4
FHLB long-term debt	1,385	1,139
Capitalized lease obligations	150	109
Junior subordinated debentures	544	541

Total interest expense	8,095	6,679

Net interest income	10,119	8,837
Provision for loan losses	1,463	345

Net interest income, after provision for loan losses	8,656	8,492
Noninterest income:
Service charges on deposits	1,374	1,447
Insurance commissions	858	1,236
Bank club dues	103	151
Securities gains (losses), net	(3)	(39)
Trading gains or losses and net settlements on economic hedges	(198)	(88)
Other	761	850

Total noninterest income	2,895	3,557

Noninterest expense:
Salaries and employee benefits	5,104	5,532
Occupancy	1,062	1,133
Furniture and equipment	923	786
Insurance	309	640
Director and committee fees	190	193
Professional services	534	798
Foreclosed assets, net	239	72
Disposal or impairment of assets	27	41
Litigation, fraud or burglary	160	241
Other	1,900	2,003

Total noninterest expense	10,448	11,439

Income before income taxes	1,103	610
Income taxes	(314)	(224)

Net income	$789	$386

Earnings per share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six months ended June 30, 2005 and 2006

(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in-Capital	Stock Options and Warrant	Treasury Common Stock	Accumulated Earnings (Deficit)	Unearned ESOP Common Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004 (restated)	8,701,162	$870	$49,162	$243	$(981)	$(3,256)	$(1,571)	$(2,947)	$41,520
Comprehensive income:
Net income during period (restated)	—	—	—	—	—	386	—	—	386
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	101	101

Total comprehensive income									487

Common stock issued for stock options exercised	41,000	4	217	—	—	—	—	—	221
Treasury common stock acquired	—	—	—	—	(31)	—	—	—	(31)
Release of ESOP common stock	—	—	(20)	—	—	—	86	—	66

Balance at June 30, 2005 (restated)	8,742,162	$874	$49,359	$243	$(1,012)	$(2,870)	$(1,485)	$(2,846)	$42,263

Balance at December 31, 2005	8,927,975	$893	$50,420	$278	$(1,021)	$(1,607)	$(1,409)	$(4,405)	$43,149
Comprehensive losses:
Net income during period	—	—	—	—	—	789	—	—	789
Change in fair value of cash flow hedge, net of tax	—	—	—	—	—	—	—	151	151
Change in unrealized gain (loss) on securities available for sale net of reclassification adjustments and tax effect	—	—	—	—	—	—	—	(1,448)	(1,448)

Total comprehensive loss									(508)

Common stock issued for stock options exercised	113,575	11	721	—	—	—	—	—	732
Common stock issued in lieu of cash paid for directors’ fees at $8.12 per share	10,331	1	83	—	—	—	—	—	84
Tax benefit on stock options exercised	—	—	125						125
Release of ESOP common stock	—	—	(7)	—	—	—	79	—	72

Balance at June 30, 2006	9,051,881	$905	$51,342	$278	$(1,021)	$(818)	$(1,330)	$(5,702)	$43,654

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2006	2005 (restated)
	(in thousands)
Operating activities:
Net income	$789	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Loans originated and held for sale	(13,593)	(3,583)
Loans sold from held for sale	12,974	2,977
Provision for loan losses	1,463	345
Depreciation and amortization	893	784
Net amortization of securities	364	476
Deferred tax expense	314	224
Realized investment security losses	3	39
Fair value loss on economic hedge	14	108
Gain on sale or impairment of premises and equipment	(11)	(14)
Realized losses on foreclosed assets	239	72
Increase in accrued interest receivable	(277)	(110)
Increase in accrued interest payable	302	105
Other	636	(188)

Net cash provided by operating activities	4,110	1,621

Investing activities:
Proceeds from sales, calls and pay downs of securities available for sale	7,079	41,085
Proceeds from maturity of securities available for sale	—	5,000
Purchase of securities available for sale	(39)	(27,393)
Loan originations and principal collections, net	(18,970)	(18,341)
Proceeds from sale of premises and equipment	12	86
Additions to premises and equipment	(348)	(3,508)
Net proceeds from sale of foreclosed assets	2,339	337
Asset acquisition	—	(680)

Net cash used by investing activities	(9,927)	(3,414)

Financing activities:
Net decrease in demand deposits, NOW accounts, savings and time open deposit accounts	(14,558)	(21,128)
Net increase in certificates of deposit	11,673	4,819
Net decrease in short-term borrowings	(76)	(122)
Decrease in capitalized lease obligations	(22)	(23)
Issuance of common stock from stock options exercised	732	221

Net cash provided (used) by financing activities	(2,251)	(16,233)

Net change in cash and cash equivalents	(8,068)	(18,026)
Cash and cash equivalents, beginning of period	44,016	52,512

Cash and cash equivalents, end of period	$35,948	$34,486

Supplemental cash flow disclosures:
Interest paid on deposits and borrowed funds	$7,794	$6,554
Schedule of non-cash investing and financing activities:
Foreclosure of other real estate owned	734	722
Loan charge-offs, net of recoveries	1,116	467
Sales of other real estate owned financed by the Company	9,176	829

The accompanying notes are an integral part of these consolidated financial statements

Community Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Restatement

Community Bancshares, Inc. (“Community Bancshares”, and together with its wholly-owned subsidiaries, the “Company”) restated its consolidated financial statements for the year ended December 31, 2004 and for the periods ended June 30, 2005, June 30, 2005 and September 30, 2005. These restatements corrected errors related to the Company’s derivative accounting under Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

These restatements affected the consolidated financial statements and the other financial information for the year ended December 31, 2004 and for each of the quarters in 2005 and 2004 previously reported on Form 10-K and Form 10-Q.

In December 2003, the Company entered into an interest rate swap agreement relating to a pool of certificates of deposit (the “CD swap”) that was accounted for as a fair value hedge under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the CD swap as a hedge, which allowed the Company to assume no ineffectiveness in the transaction as long as critical terms did not change. The Company recently concluded that the CD swap did not qualify for this method in prior periods. Hedge accounting under SFAS No. 133 for this swap transaction is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged item, the pool of certificates of deposit. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic hedges.

Also, on May 11, 2006, the Company determined that it would amend its 2005 Annual Report on Form 10-K as a result of its conclusion that its deferred income tax assets were overstated by the amount of the tax refunds received as a result of the Company’s net operating losses that generated the deferred tax assets. The Company amended the 2005 Form 10-K to reflect a prior period adjustment to the Company’s equity balance as of December 31, 2002 and to reflect a restatement of the financial results reported for the quarter and year ended December 31, 2004, as well as the resulting effects on the consolidated balance sheet and consolidated statement of stockholders’ equity for the year ended December 31, 2005.

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

The tables below reflect the previously reported amounts and the restated results by financial statement line item for the consolidated balance sheet, the consolidated statement of operations, and the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2004. The restated amounts reflect adjustments for both the swap transaction and the deferred tax asset correction and include the prior period adjustment described above. Certain amounts were reclassified to conform to current presentation.

Consolidated Balance Sheet:

	As of December 31, 2004
	As Previously Reported	As Restated
	(in thousands)
Deferred income tax assets	$9,843	$12,758
Other assets	7,845	3,862
Total assets	553,424	552,355
Interest-bearing deposits	378,347	378,635
Total deposits	448,627	448,915
Total liabilities	510,547	510,835
Accumulated deficit	(1,899)	(3,256)
Total stockholders’ equity	42,877	41,520
Total liabilities and stockholders’ equity	553,424	552,355

Consolidated Statement of Operations:

	For the Year Ended December 31, 2004
	As Previously Reported	As Restated
	(in thousands, except per share data)
Interest expense-deposits	$8,816	$9,115
Total interest expense	12,626	12,925
Net interest income (1)	18,675	17,301
Net interest income, after provision for loan losses (1)	17,688	16,314
Trading gains (losses) and net settlements on economic hedges	—	11
Income (loss) before income taxes	53	(234)
Income taxes	123	(303)
Net income	$176	$(537)
Net income (loss) per share:
Basic	$0.02	$(0.06)
Diluted	$0.02	$(0.06)

(1)	Also includes reclassification adjustment for SFAS 91 so that prior years’ amounts conform to current year presentation.

Consolidated Statement of Changes in Stockholders’ Equity:

	For the Year Ended December 31, 2004
	As Previously Reported	As Restated
	(in thousands)
Increase attributable to net income	$176	$(537)
Balance, end of period	42,877	41,520

The following table presents the 2005 quarterly results of operations by financial statement line item as previously reported and then as restated (in thousands, unaudited):

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

Note 2 – General

The accompanying unaudited consolidated financial statements include the accounts of Community Bancshares and its wholly-owned subsidiaries. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Securities and Exchange Commission’s (the “Commission” or the “SEC”) Quarterly Report on Form 10-Q and Article 10 of the Commission’s Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future periods. For further information, please refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended (the “Form 10-K”).

Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. These reclassifications had no effect on net income, total assets, total liabilities, or stockholders’ equity.

Note 3 – Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125, to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 will be applicable to the Corporation for periods beginning on or after January 1, 2007. The provisions of SFAS 155 are not expected to have a material impact on the Company.

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which: (1) provides revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 will be applicable to the Company beginning January 1, 2007 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The provisions of SFAS No. 156 are not expected to have a material impact on the Company.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact, if any, the adoption of this interpretation will have on its financial statements.

Note 4 – Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potentially dilutive common shares had all been issued, as well as any adjustment to income that would result from this assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. For the six month period ended June 30, 2006, 85,000 outstanding stock options were excluded from this calculation because they were considered antidilutive.

Earnings per common share have been computed based on the following:

	Three months ended June 30,		Six months ended June 30,
	2006	2005 (restated)	2006	2005 (restated)
	(dollars in thousands)
Net income	$735	$181	$789	$386
Less: preferred stock dividends	—	—	—	—

Net income applicable to common stock	$735	$181	$789	$386

Weighted average number of common shares outstanding	8,829,674	8,527,677	8,795,681	8,518,566
Effect of dilutive options and warrants	328,636	212,081	282,502	177,005

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	9,158,310	8,739,758	9,078,183	8,695,571

No dividends on the Company’s common stock were declared during the six month period ended June 30, 2006 or 2005.

Note 5 – Stock Options and Warrants

The Company occasionally grants stock options to purchase its common stock to officers and directors. The options have been granted at a strike price equivalent to the current fair value of the Company’s common stock on the grant date and have a maximum term of five years. Most of the options with a per share exercise price at or above $7.00 do not expire following an officer or director’s termination. Options with a per share exercise price below $7.00 terminate at various times ranging from 60 days to one year following an officer or director’s termination. As of June 30, 2006, the Company had outstanding options held by officers and directors to purchase an aggregate of 1,562,500 shares of the Company’s common stock.

On February 20, 2004, upon the closing of its private placement of common stock, the Company granted to the placement agent and advisor in that offering warrants to purchase 140,187 shares of the Company’s common stock at a per share exercise price of $5.89. The warrants expire on February 20, 2008, and until that date, may be exercised either in cash or pursuant to a “cashless exercise.”

The following sets forth certain information regarding the outstanding stock options, including the above-disclosed warrants, for the six months ended June 30, 2005 and 2006:

	Number of shares	Weighted Average Exercise Price
Balance, December 31, 2004	1,577,187	$6.52

Granted, six months ended June 30, 2005	615,000	6.91
Exercised, six months ended June 30, 2005	(41,000)	5.39
Expired, six months ended June 30, 2005	(63,000)	6.45

Balance, June 30, 2005	2,088,187	6.66

Balance, December 31, 2005	1,855,262	6.71

Exercised, six months ended June 30, 2006	(113,575)	6.46
Expired, six months ended June 30, 2006	(39,000)	6.92

Balance, June 30, 2006	1,702,687	6.73

The following sets forth stock options and warrants outstanding as of June 30, 2006:

Exercise Prices	Number	Expiration Date	Options/Warrants Exercisable
Options with exercise price of $7.00	488,000	2008	488,000
Options with exercise price of $7.00	127,500	2007	127,500
Options with exercise price of $10.00	85,000	2006	85,000
Options with exercise price of $5.35	298,000	2009	298,000
Options with exercise price of $5.50	25,000	2009	25,000
Warrants with exercise price of $5.89	140,187	2008	140,187
Options with exercise price of $7.00	30,000	2009	30,000
Options with exercise price of $7.05	5,000	2009	5,000
Options with exercise price of $6.81	439,000	2010	439,000
Options with exercise price of $7.88	15,000	2010	15,000
Options with exercise price of $7.68	50,000	2010	50,000

Total options and warrants outstanding, June 30, 2006	1,702,687		1,702,687

The Company permits option and warrant holders to tender previously owned shares in lieu of cash to pay the exercise price for shares acquired through exercise. This technique results in an increase in the number of shares outstanding, but provides little or no increase in capital account balances. No option or warrant holders tendered previously owned shares during the six months ended June 30, 2006 or 2005.

Effective January 1, 2006, the Company adopted SFAS No. 123R and is required to recognize compensation expense for all share-based payments. During the six months ended June 30, 2006, no stock options were granted and therefore, no compensation expense was recognized. Prior to January 1, 2006, the Company applied the disclosure-only provisions of SFAS No. 123, which allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion 25. The Company elected to follow APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date). No option-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information below was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For purposes of pro forma disclosures, the compensation expense for the options is recognized on the grant date since all options vest immediately.

The Company’s pro forma information for the period prior to the adoption of SFAS No. 123R follows (in thousands, except earnings per share information and restated):

	Three months ended June 30, 2005 (restated)	Six months ended June 30, 2005
Net income:
As reported	$181	$386
Deducts:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(140)	(1,189)

Pro forma net income (loss)	$41	$(803)

Basic earnings (loss) per share:
As reported	$0.02	$0.04
Pro forma	—	(0.09)
Diluted earnings (loss) per share
As reported	$0.02	$0.04
Pro forma	—	(0.09)

The weighted average per share fair values of options granted to employees during the six months ended June 30, 2005 was $3.05. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

2005
Dividend yield	0%
Expected volatility	.468
Risk free interest rate	2.87%
Expected life (in years)	5

Note 6 – On Balance Sheet Derivatives Instruments and Hedging Activities

Derivative Financial Instruments

The Company is a party to derivative instruments in the normal course of business to reduce its own exposure to fluctuations in interest rates. The following table summarizes the contract or notional amount of all derivative instruments as of June 30, 2006 and December 31, 2005:

	June 30, 2006			December 31, 2005
	Trading		Other Than Trading	Trading		Other Than Trading
			(in thousands)
Interest rate swap agreements:
Pay fixed versus receive float	$—		$38,000	$—		$38,000
Receive fixed versus pay float	20,000	(1)	—	20,000	(1)	—

(1)	Represents an economic hedge

The Company may enter into interest rate swap contracts, including interest rate swap agreements for economic hedging purposes. The interest rate swap held by the Company as an economic hedge does not qualify for hedge accounting treatment. This economic hedge swap converts the fixed interest rate payment on certain of its debt obligations to a floating rate. Interest is exchanged periodically on the notional value, with the Company receiving the fixed rate and paying a LIBOR-based floating rate. Changes in the fair value of this derivative and the interest exchanged are recognized in earnings in the line item trading gains (losses) and settlement on economic hedge. The fair value of this derivative is included in either trading account assets or accrued expenses and other liabilities. At June 30, 2006 and December 31, 2005, there was one swap held as an economic hedge that was classified as a trading security with a notional amount of $20.0 million.

Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated unmatched positions. There were no credit losses associated with derivative instruments classified as trading for the periods ended June 30, 2006 or 2005.

The table below presents the notional and carrying values at June 30, 2006 and December 31, 2005 of the Company’s derivative positions held for hedging purposes. These derivative positions are primarily executed in the over-the-counter market.

	June 30, 2006		December 31, 2005
	Notional Value	Carrying Value	Notional Value	Carrying Value
	(in thousands)
Cash flow hedges:
Interest rate swap agreements	$38,000	$526	$38,000	$275

There were no credit losses associated with derivative instruments classified as hedging for the six month periods ended June 30, 2006 or 2005. At both June 30, 2006 and December 31, 2005, there were no nonperforming derivative positions classified as nontrading.

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

The Company’s derivatives activities are monitored by its Asset/Liability Management Committee as part of its risk-management oversight of the Company’s treasury functions. The Company’s Asset/Liability Management Committee is responsible for mandating various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.

Fair Value Hedges

The Company had no interest rate swaps at June 30, 2006 or December 31, 2005 considered to be a fair value hedge.

During the second quarter of 2005, the Company began entering into forward sale commitments, which are commitments for future sales of closed residential mortgage loans to third parties at a specified price. The change in the value of the forward sales commitment is recognized through current period earnings. The recognition of the change in value of the closed mortgage loans depends on the effectiveness of the hedge. When hedge effectiveness is not met, the change in the value of the loans is not recognized, but instead is based on the lower of cost or market guidelines. Therefore, any potential gain will not be recognized until the sale of the loan. Fair value hedged gains or losses were immaterial for the period ended June 30, 2006.

Cash-Flow Hedges

The Company has one interest rate swap implemented in November 2005 used to hedge the repricing characteristics of floating rate FHLBA debt. The Company has assumed hedge effectiveness using the short-cut method allowed under SFAS No. 133. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the period ended June 30, 2006. As of June 30, 2006, there were no gains or losses which were reclassified from other comprehensive income to other income as a result of the discontinuance of cash-flow hedges related to certain forecasted transactions that are probable of not occurring. For the six months ended June 30, 2006, the Company recognized a decrease in interest expense of $101,000 related to this interest rate swap accounted for as cash-flow hedges. At June 30, 2006, cash-flow hedges not terminated had a deferred net gain of $316,000 included in other comprehensive income, net of tax effect and a remaining life of 1.1 years. Based on the current interest rate environment, this gain is expected to be reclassified to interest income as net settlements on the swap occur.

Note 7 – Long-term Debt

FHLBA Debt

Community Bancshares’ wholly owned principal operating subsidiary, Community Bank, is a member of the Federal Home Loan Bank of Atlanta (the “FHLBA”) and is approved to borrow up to $85.8 million under the FHLBA’s “Convertible Advance Program.” As of June 30, 2006, Community Bank had borrowed $67.2 million. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan portfolio. Under this security agreement, upon an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

The Company’s borrowings from the FHLBA as of June 30, 2006 are as follows:

Principal	Rate	Maturity	Options
$38,000,000	3-month LIBOR	August 10, 2015	Convertible by the FHLBA on August 10, 2007.
			If not converted, rate changes to 5.75% and will be fixed until maturity.
$9,200,000	4.02%	August 23, 2010	Convertible by the FHLBA on August 23, 2007.
$20,000,000	3.91%	September 16, 2015	Convertible by the FHLBA on September 16, 2015.

Prior to August 8, 2005, Community Bank had borrowed from the FHLBA $38.0 million at a fixed rate of 5.93% per annum with a final maturity of March 1, 2010. The borrowing was callable by the FHLBA on every quarterly payment date during the life of the obligation. On August 8, 2005, the Bank restructured this borrowing into the $38.0 million listed in the table above. This restructuring was considered to be a modification of debt; therefore, no gain or loss was recognized.

Junior Subordinated Debt

In March 2000, the Company completed an offering of $10.0 million of trust preferred securities, pursuant to which:

•	the Company organized a Delaware statutory business trust called Community (AL) Capital Trust I (the “Trust”) governed by an Amended and Restated Declaration of Trust;

•	the Company issued and sold to the Trust approximately $10.3 million in aggregate principal amount of unsecured junior subordinated debentures, which were issued under an indenture, and which represent the sole assets of the Trust;

•	the Trust issued and sold:

•	$10.0 million of preferred securities, representing undivided beneficial interests in the assets of the Trust, to a third party special purpose company, which in turn pooled the trust preferred securities together with similar securities of other issuers and sold certificates representing interests in that closed-end, unmanaged pool to investors; and the Trust used the proceeds from the sale of the trust preferred securities to the pool to purchase the debentures from the Company; and

•	$0.3 million of its common securities to the Company, which represent all of the Trust’s outstanding common securities; and

•	pursuant to a Guarantee Agreement, the Company fully and unconditionally guaranteed the payments of all amounts due on the trust preferred securities, which guarantee is limited to the extent the Trust has funds available for payment of distributions.

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

Under the terms of the debentures, the Company may elect to defer payments of interest due on the debentures for up to ten semiannual payment periods. Accrued interest payable on the debentures was $338,000 at both June 30, 2006 and December 31, 2005.

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

Note 8 – Issuance of Common Stock

Community Bank has advisory director boards established in the various markets it serves. Prior to January 1, 2006, these advisory directors were given the option to receive their fees in cash or stock. Directors’ fees are accrued when incurred and the aggregate fair market value of the shares issued is charged to accrued directors’ fees once issued. Common stock issued during the six months ended June 30, 2006 in lieu of cash for 2005 accrued advisory directors’ fees was 10,331 shares at a fair market value of $84,000 on the issue date. No common stock was issued for directors’ fees during the six month period ended June 30, 2005. Effective January 1, 2006, director fees are paid solely in cash.

During the six months ended June 30, 2006, 39,000 stock options were exercised at a grant price of $7.00 per share, 42,075 stock options were exercised at a grant price of $6.81, and 32,500 stock options were exercised at a grant price of $5.35 resulting in an increase to total stockholders’ equity of $732,000. During the six months ended June 30, 2005, 40,000 stock options were exercised at a grant price of $5.35 per share and 1,000 stock options were exercised at a grant price of $6.81 per share, resulting in an increase to total stockholders’ equity of $221,000.

Note 9 – Pension Plan

Components of the net periodic benefit cost of the Company’s pension plan and benefit restoration plan for the six months ended June 30, 2006 and 2005 are as follows (in thousands):

	June 30, 2006		June 30, 2005
	Pension Plan	Benefit Restoration Plan	Pension Plan	Benefit Restoration Plan
Interest cost on earned benefit obligation	$282	$76	$271	$75
Estimated return on plan assets	(325)	—	(317)	—
Amortization of net experience loss	96	3	62	—

Net periodic benefit cost	$53	$79	$16	$75

The Company contributed $2.0 million to the pension plan during the first six months of 2005, but has made no contributions to the pension plan during the first six months of 2006.

Note 10 – Contingencies

Background

At a June 20, 2000, meeting of the board of directors of Community Bank, one of Community Bank’s directors brought to the attention of the board of directors the total amount of money that Community Bank had paid to subcontractors in connection with the construction of a new Community Bank branch office in Guntersville, Alabama. Questions were subsequently raised about a number of Community Bank construction projects. A joint committee of the boards of directors of Community Bancshares and Community Bank conducted an investigation as did law enforcement and bank regulatory authorities. Following these investigations, the boards of directors terminated the employment of Kennon R. Patterson, Sr., former Chairman, President and Chief Executive Officer of Community Bancshares and Chairman and Chief Executive Officer of Community Bank, and Larry Bishop, former Vice President of Community Bank, and the FDIC commenced administrative proceedings against Mr. Patterson and Mr. Bishop which are still pending. On March 10, 2005 Mr. Patterson and Mr. Bishop were convicted in the United States District Court for the Northern District of Alabama of conspiracy, bank fraud and causing false entries to be made in bank records. Mr. Patterson was also convicted of filing false income tax returns. On December 13, 2005, Mr. Patterson was sentenced to five years in federal prison, and on January 26, 2006, Mr. Bishop was sentenced to four years in federal prison. On January 30, 2006, Mr. Patterson and Mr. Bishop were ordered, jointly and severally, to pay restitution of approximately $1.8 million, of which approximately $1.3 million is payable to Community Bank.

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

On March 15, 2004 the ESOP, together with the ESOP trustee, North Star Trust Company, filed suit against Mr. Patterson in the United States District Court for the Northern District of Alabama. The ESOP’s complaint:

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

Patterson Pension Plan Litigation

Plaintiff:	Kennon R. Patterson, Sr.

Defendant:	Community Bancshares, Inc. Revised Pension Plan (the “Pension Plan”)

On December 16, 2005, Mr. Patterson filed suit in the United States District Court for the Northern District of Alabama to compel payment of his accrued benefits under the Pension Plan. The complaint seeks a judgment against the plan and an order compelling the payment of benefits. On March 23, 2006, the Pension Plan filed a motion for summary judgment seeking dismissal of the lawsuit on the grounds that the retroactive payments sought by Mr. Patterson are not permitted under the terms of the Pension Plan and Mr. Patterson both failed to exhaust his administrative remedies before filing the lawsuit and failed to complete the forms required to receive a distribution. On April 28, 2006, Mr. Patterson filed a cross-motion for summary judgment based on the same issues addressed in the Pension Plan’s motion for summary judgment. On July 3, 2006, the court granted the Pension Plan’s motion for summary judgment and denied Mr. Patterson’s cross-motion for summary judgment.

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

Other Litigation

In addition to the foregoing, Community Bancshares and its affiliates also are from time to time parties to other legal proceedings arising in the ordinary course of Community Bancshares’ business. The Company presently believes that, other than the litigation discussed above, there is no other litigation to which Community Bancshares or its affiliates presently are party that, if such litigation were to result in an outcome unfavorable to Community Bancshares, would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Community Bancshares’ Certificate of Incorporation and Bylaws provide that, in certain circumstances, The Company will indemnify its directors and officers, and advance expenses in connection with investigations and proceedings in connection with their service as officers and directors.

Contingency Losses

In all claims against the Company, management has assessed where losses are both probable and can be reasonably estimated. As of June 30, 2006, management believes there were no losses that were both probable and that could be reasonably estimated; therefore, no accruals were made for contingent liabilities.

Note 11 – Sale of Other Real Estate Owned

On January 11, 2006, the Company sold its largest piece of other real estate owned for $9.8 million, or $8.7 million, net of commissions and other costs. The Company had carried the property at $5.8 million. The Company received $0.5 million in cash and financed $9.3 million of the purchase price. The loan, which is secured by a first mortgage on the property, bears interest at an adjustable rate equal to the prime rate of interest less 1%. Principal and interest are payable at maturity on December 15, 2006. Since the loan requires no principal or interest payments until maturity on December 15, 2006, the Company deferred the gain on the sale until the loan is either paid off or is refinanced as an amortizing loan with additional principal paid at refinancing. As a result, the Company recorded a deferred gain in the amount of $2.9 million which is included in other liabilities in the Company’s Consolidated Balance Sheet as of June 30, 2006.

Note 12 – Pending Merger

On May 1, 2006, the Company announced that it had signed a definitive merger agreement with Superior Bancorp (“Superior”). Under the terms of the merger agreement, Superior will issue 0.8974 shares of its common stock for each share of the Company’s common stock and will pay cash equal to the difference between $10.50 and the exercise price for the Company’s outstanding stock options and warrants. The exchange ratio is subject to adjustment if Community Bancshares does not have a net worth, as defined in the merger agreement, of at least $44.3 million at the effective time of merger. The actual value of the consideration to stockholders will be based upon Superior’s share price at consummation. The merger is currently expected to occur by year-end 2006. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.

Note 13 – Subsequent Events

On July 28, 2006, the Company sold its Demopolis, Alabama branch to Robertson Banking Company. The transaction resulted in the sale of $6.2 million in loans, $0.4 million in premises and equipment and $4.1 million in deposits. The Company recorded a net gain on the transaction of approximately $0.4 million. The Company intends to use at least part of this gain to further bolster its allowance for loan losses.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this Quarterly Report on Form 10-Q, which we refer to as this “Report,” the words “Company,” “we,” “us” and “our” refer to the combined entities of Community Bancshares, Inc., Community Bank, 1st Community Credit Corporation, Community Insurance Corp., Southern Select Insurance, Inc., Community Appraisals, Inc., and Community Funding Corporation.

The words “Community Bancshares,” “Community Bank,” “Community Credit,” “Community Insurance,” “Southern Select,” “Community Appraisals,” and “Community Funding” refer to each of those entities individually.

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Report are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “project,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward looking statements include, without limitation, statements regarding:

•	our business strategy, including our entry into new markets and the exit from certain existing markets;

•	future performance, developments, transactions or market forecasts;

•	projected benefits to us as a result of any changes in our regulatory restrictions; and

•	projected investments, dispositions of assets and our proposed merger.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of our deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	interest rate risks and credit risks of our borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	our potential inability to successfully enter into new markets or to realize the expected benefits of entering into those new markets, or to recognize anticipated sales proceeds and savings from exiting certain existing markets;

•	our potential inability to successfully implement our strategic plan;

•	our potential inability to realize the expected operational and financial benefits resulting from our improved regulatory standing and the elimination of some of the litigation in which we have been involved;

•	uncertainties regarding assumptions underlying the establishment of our allowance for loan losses and other estimates, and the uncertainty and costs of litigation;

•	uncertainties regarding mergers, acquisitions and divestures, including, without limitation, the related time and costs of implementing such transactions, the possible failure to achieve expected gains, revenue growth and/or expense savings expected from such transactions, the possible loss of customers, employees due to our pending merger with Superior Bancorp, and the costs to us and effects on us of the terms and conditions of our own merger agreement with Superior Bancorp;

•	changes in accounting policies, rules and practices;

•	difficulties with, or changes in the cost or effectiveness of, technology and/or products;

•	our expected use of borrowed funds;

•	risks that the sales of other real estate owned will not close on the terms agreed, including without limitation time and price;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information discussed in this Report, as well as other factors and risks described in any of our other reports that we make with the SEC under the Exchange Act.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion is intended to assist in an understanding of the financial condition and results of operations of the Company. This analysis should be read in conjunction with the unaudited consolidated financial statements and related notes appearing in Item 1 of this Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to consolidated financial statements, appearing in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

Overview

We conduct our operations primarily through Community Bank and its subsidiaries. Community Bank provides a full range of traditional commercial banking services to individual and corporate customers in five counties in north Alabama – Blount, Lauderdale, Limestone, Madison and Morgan Counties; two counties in northwest Alabama – Marion and Winston Counties; and one county in southwest Alabama – Perry County. The retail nature of Community Bank’s commercial banking operations allows for diversification of depositors and borrowers, and Community Bank’s management believes it is not dependent upon a single customer or group of customers. Community Bank does not have a significant portion of commercial banking loans concentrated within a single industry or group of related industries. We do not consider our commercial banking operations to be seasonal in nature.

During 2005, many positive developments occurred at our Company. A summary of several key 2005 developments include:

•	Approval of the pro tanto settlements of the Benson and Packard derivative lawsuits on January 31, 2005, resulting in a $0.6 million payment to the Company;

•	The conviction of our former Chairman, Kennon R. Patterson, Sr. on March 11, 2005, on 15 counts of conspiracy to commit fraud, bank fraud, false entries in bank records and filing false income tax returns, among others, which we view as another positive development for ongoing litigation;

•	Notice during March 2005 from the FDIC, the Federal Reserve Bank of Atlanta, and the Alabama State Banking Department that all regulatory agreements, memoranda, plans and/or orders have been terminated, which actions we expect to substantially reduce costs.

•	Purchase of American Family Mortgage, LLC effective on March 1, 2005 which we anticipate will increase fee income through the origination and sale of residential mortgage loans;

•	Opening of a full service “Financial Center” in Huntsville, Alabama on August 10, 2005, the first banking office to open as part of our expansion plans in this growing market;

•	Improvement in our net interest margin from 3.56% for 2004 to 3.84% for 2005, an important development in our strategy to increase core earnings;

•	The sale of our Double Springs, Alabama branch on November 9, 2005 as part of our branch rationalization strategies resulting in a gain of $0.4 million; and

•	A substantial reduction in loan charge-offs.

During the first six months of 2006, additional positive developments for the Company occurred. These include:

•	The sale of our largest piece of owned real estate for $9.8 million;

•	Further improvement in our net interest margin to 3.95% for the six months ended June 30, 2006 as compared to 3.74% for the same period in 2005 and 3.84% for the year ended December 31, 2005;

•	Continued improvement in our efficiency ratio to 79.06% and 73.17% for the six and three month periods ended June 30, 2006 compared to 89.11% for the year ended December 31, 2005; and

•	Announcement on March 29, 2006 of our agreement to sell our Demopolis, Alabama branch as part of our branch rationalization strategy. The transaction closed on July 28, 2006 and resulted in a net gain of approximately $0.4 million.

Additionally, on May 1, 2006, the Company announced that it had signed a definitive merger agreement with Superior Bancorp (“Superior”). Under the terms of the merger agreement, Superior will issue 0.8974 shares of its common stock for each share of the Company’s common stock and will pay cash equal to the difference between $10.50 and the exercise price for the Company’s outstanding stock options and warrants. The exchange ratio is subject to adjustment if Community Bancshares does not have a net worth, as defined in the merger agreement, of at least $44.3 million at the effective time of the merger. The actual value of the consideration to stockholders will be based upon Superior’s share price at consummation. The merger is currently expected to occur in the fourth quarter of 2006. Completion of the merger is subject to approval by the stockholders of both corporations, to the receipt of required regulatory approvals, and to the satisfaction of usual and customary closing conditions.

Restatement

Community Bancshares has restated its consolidated financial statements for the year ended December 31, 2004 and for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005. These restatements are to correct errors related to the Company’s derivative accounting under Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

These restatements affect the consolidated financial statements and the other financial information for the year ended December 31, 2004 and for each of the quarters in 2005 and 2004 previously reported on Form 10-K and Form 10-Q.

In December 2003, the Company entered into an interest rate swap agreement relating to a pool of certificates of deposit (the “CD swap”) that was accounted for as a fair value hedge under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the CD swap as a hedge, which allowed the Company to assume no ineffectiveness in the transaction as long as critical terms did not change. The Company recently concluded that the CD swap did not qualify for this method in prior periods. Hedge accounting under SFAS No. 133 for this swap transaction is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged item, the pool of certificates of deposit. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic hedges.

Also, on May 11, 2006, the Company determined that it will amend its 2005 Annual Report on Form 10-K as a result of its conclusion that its deferred income tax assets were overstated by the amount of the tax refunds received as a result of the Company’s net operating losses that generated the deferred tax assets. The Company will amend the 2005 Form 10-K to reflect a prior period adjustment to the Company’s equity balance as of December 31, 2002 and to reflect a restatement of the financial results reported for the quarter and year ended December 31, 2004, as well as the resulting effects on the consolidated balance sheet and consolidated statement of stockholders’ equity for the year ended December 31, 2005.

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

The tables below reflect the previously reported amounts and the restated results by financial statement line item for the consolidated balance sheet, the consolidated statement of operations, and the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2004. The restated amounts reflect adjustments for both the swap transaction and the deferred tax asset correction and include the prior period adjustment described above. Certain amounts have been reclassified to conform to current year presentation.

Consolidated Balance Sheet:

	As of December 31, 2004
	As Previously Reported	As Restated
	(in thousands)
Deferred income tax assets	$9,843	$12,758
Other assets	7,845	3,862
Total assets	553,424	552,355
Interest-bearing deposits	378,347	378,635
Total deposits	448,627	448,915
Total liabilities	510,547	510,835
Accumulated deficit	(1,899)	(3,256)
Total stockholders’ equity	42,877	41,520
Total liabilities and stockholders’ equity	553,424	552,355

Consolidated Statement of Operations:

	For the Year Ended December 31, 2004
	As Previously Reported	As Restated
	(in thousands, except per share data)
Interest expense-deposits	$8,816	$9,115
Total interest expense	12,626	12,925
Net interest income (1)	18,675	17,301
Net interest income, after provision for loan losses (1)	17,688	16,314
Trading gains (losses) and net settlements on economic hedges	—	11
Income (loss) before income taxes	53	(234)
Income taxes	123	(303)
Net income	$176	$(537)
Net income (loss) per share:
Basic	$0.02	$(0.06)
Diluted	$0.02	$(0.06)

(1)	Also includes reclassification adjustment for SFAS 91 so that prior years’ amounts conform to current year presentation.

Consolidated Statement of Changes in Stockholders’ Equity:

	For the Year Ended December 31, 2004
	As Previously Reported	As Restated
	(in thousands)
Increase attributable to net income	$176	$(537)
Balance, end of period	42,877	41,520

The following table presents the 2005 quarterly results of operations by financial statement line item as previously reported and then as restated (in thousands, unaudited):

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

Critical Accounting Policies

Our accounting policies are established in accordance with accounting principles generally accepted in the United States (“GAAP”) and general practices within our industry. The application of certain of these accounting policies involves a significant amount of judgment as well as the use of estimates and assumptions based upon information that we have at the time of these judgments. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different assumptions or conditions were to prevail, depending upon the magnitude of any discrepancies from our estimates and judgments, then our financial condition and results of operations may prove to be materially different from the presentation herein.

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

The consideration and application of many of these factors involve assumptions, estimates and judgments that are inherently uncertain and are subject to change. We believe that the allowance for loan losses was adequate at June 30, 2006 and December 31, 2005. While we use available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and changes to various borrowers. Certain economic and interest rate factors could have a material effect on the determination of the allowance for loan losses. Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by our regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation and the Alabama State Banking Department may require us to make additional provisions to our allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from ours.

•	Accounting for Income Taxes. We use the asset and liability method of accounting for income taxes. Our determination of the deferred and current provision for income taxes requires analysis of certain transactions and the related tax laws and regulations applicable to those transactions. We exercise significant judgment in evaluating the amount and timing of the recognition of the resulting tax liabilities and assets. Our judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change. However, because our judgments and estimates are inherently subjective and subject to change, there can be no assurance that our determination of the provision for income taxes will not be changed, upward or downward, in future periods. Significant judgments are also made in determining the amount, if any, of valuation allowance accounts established to reduce the value of deferred tax assets for amounts estimated to be of no future benefit. As of both June 30, 2006 and December 31, 2005, we have no such valuation allowances established against our deferred tax assets. Although we believe that as of both June 30, 2006 and December 31, 2005, a valuation allowance on our deferred tax asset is not necessary because we believe they do represent future tax benefits, it is possible that results of operations could affect our judgments and estimates whereby we believe it to be necessary to establish a valuation allowance in the future.

•	Accounting for Contingencies. Statement of Financial Accounting Standard No. 5 (“SFAS No. 5”), Accounting for Contingencies, defines a contingency as an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss. It will ultimately be resolved when one or more future events occur or fail to occur. SFAS No. 5 defines the different levels of probability as to whether or not future events will confirm the existence of a loss as follows:

•	“probable” – meaning that the future event or events are likely to occur;

•	“reasonably possible” – meaning that the chance of the future event or events occurring is more than remote but less than likely; or

•	“remote” – meaning that the chance of the future event or events is slight.

Professional judgment is required to classify the likelihood of the future events occurring. In assessing these levels of probability, we acquire all relevant information concerning the uncertain set of circumstances. An accrual of a loss occurs when it is both probable that an asset has been impaired or a liability has been incurred and when the amount of loss can be reasonably estimated.

As discussed in Note 10 to our consolidated financial statements, legal proceedings are pending or threatened against us, our subsidiaries and their respective indemnities. Except as discussed in Note 10:

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

•	Derivative Instruments. The Company uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of hedged items. The Company believes that its methods for addressing these judgmental areas are in accordance with GAAP and are in line with industry practices in assessing hedge effectiveness. However, if in the future, the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on the consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained.

Financial Condition

As of June 30, 2006 compared to December 31, 2005

General

The Company’s total assets at June 30, 2006 were $571.9 million, an increase of $0.6 million, or 0.1%, from $571.3 million at December 31, 2005. The Company experienced an increase in loans, net of allowance for loan losses, of $25.9 million, or 7.8%, during the first six months of 2006. The Company experienced a decrease in deposits during the first six months of 2006 of $2.9 million, or 0.7%. Noninterest-bearing deposits decreased $2.0 million, or 2.8%, from December 31, 2005 to June 30, 2006, while interest-bearing deposits decreased by $0.8 million, or 0.2%.

Earning Assets

The earning assets of the Company principally are comprised of:

•	loans;

•	investment securities;

•	interest-bearing balances in other banks; and

•	federal funds sold.

The Company’s investment securities portfolio is used by the Company to make various term investments, to provide a source of liquidity for the Company and to serve as collateral to secure certain deposits. The Company’s investment securities decreased $9.8 million, or 7.2%, to $126.6 million at June 30, 2006, from $136.4 million at December 31, 2005. The Company also maintains short-term investments in the form of interest-bearing deposits with other banks. These interest-bearing deposits with other banks amounted to $6.4 million at June 30, 2006, compared to $2.2 million at December 31, 2005, representing an increase of $4.2 million, or 190.9%. This increase is the result of the Company investing in short-term certificates of deposit with other banks in contemplation of its pending merger with Superior. At June 30, 2006, the Company had $6.2 million in federal funds sold, compared to $25.4 million at December 31, 2005, representing a decrease of $19.1 million, or 75.2%. The Company has used its federal funds sold to fund loan growth as well as to invest in short-term certificates of deposit in order to receive a better yield than that of federal funds sold.

Total cash due from banks increased $6.9 million, or 42.1%, during the first six months of 2006, from $16.4 million at December 31, 2005 to $23.3 million at June 30, 2006. Excess cash and cash equivalents along with securities available for sale have been an additional funding source for loan growth. Loans comprise the largest single category of the Company’s earning assets. Loans, net of unearned income, but before the allowance for loan losses, were $362.8 million at June 30, 2006, which represented an increase of approximately $26.3 million, or 7.8%, from $336.5 million at December 31, 2005. We believe that our pending transaction with Superior Bancorp will make for a more profitable use of our assets as our Company’s deposits will be a solid, inexpensive and needed source of funding for Superior.

Nonperforming Assets and Past Due Loans

The Company’s nonperforming assets primarily are comprised of:

•	nonaccruing loans;

•	loans 90 days past due or greater;

•	restructured loans;

•	nonaccruing securities; and

•	other real estate owned.

Between December 31, 2005 and June 30, 2006, the Company’s ratio of the allowance for loan losses to total nonperforming assets increased from 34.28% to 96.31%. The ratio of total nonperforming assets to total assets decreased to 0.92% at June 30, 2006, from 2.41% at year-end 2005, while the ratio of nonperforming loans to total loans, net of unearned income, decreased to 0.89% at June 30, 2006 from 1.08% at December 31, 2005. Total nonperforming assets decreased $8.5 million, or 61.6%, to $5.3 million at June 30, 2006, from total nonperforming assets of $13.8 million at December 31, 2005. The decrease in nonperforming assets was attributable to the sale of real estate partially offset by increases in non accruing loans.

The following table summarizes the Company’s nonperforming assets at June 30, 2006 and 2005, as well as December 31, 2005.

Nonperforming Assets

	June 30,		December 31,
	2006	2005	2005
	(in thousands)
Nonaccruing loans	$2,861	$822	$3,078
Loans past due 90 days or more	154	207	318
Restructured loans	234	237	235

Total nonperforming loans	3,249	1,266	3,631
Other real estate owned	2,029	10,378	10,185

Total nonperforming assets	$5,278	$11,644	$13,816

Ratios:
Allowance for loan losses to loans, net of unearned income	1.39%	1.41%	1.41%
Allowance for loan losses to total nonperforming assets	96.31	38.67	34.28
Total nonperforming loans to total loans, net of unearned income	0.89	0.40	1.08
Total nonperforming assets to total assets	0.92	2.18	2.41

Funding and Other Debt Obligations

The Company’s primary sources of funding are from the deposits of customers of Community Bank and from the Company’s short-term and long-term borrowings. Total deposits of $436.0 million at June 30, 2006 reflected a decrease of $2.9 million, or 0.7%, from total deposits of $438.9 million at year-end 2005. Noninterest-bearing deposits decreased $2.0 million, or 2.8%, to $69.4 million at June 30, 2006, from $71.4 million at December 31, 2005, while interest-bearing deposits decreased $0.8 million, or 0.2%, to $366.6 million at June 30, 2006, from $367.5 million at December 31, 2005. Total short-term borrowings decreased $0.1 million, or 14.8%, from $0.5 million at December 31, 2005 to $0.4 million at June 30, 2006.

On May 6, 2004, Community Bancshares, Inc. established a line of credit with First Commercial Bank in the amount of $3.0 million. The rate on any used portion of the line of credit is the prime rate plus 50 basis points. The line of credit will mature on May 1, 2009, and only interest is due on outstanding amounts for two years, with principal payments to begin thereafter. At June 30, 2006, there was no balance outstanding on this line of credit.

Community Bank is a member of the Federal Home Loan Bank of Atlanta (the “FHLBA”) and is approved to borrow up to $85.8 million under the FHLBA’s “Convertible Advance Program.” As of June 30, 2006, Community Bank had borrowed $67.2 million. These borrowings are secured under a blanket lien agreement on qualifying mortgage instruments in Community Bank’s loan and investment portfolios. Under this lien agreement, in an “event of default,” the FHLBA may declare all or any part of the indebtedness and accrued interest, including any prepayment fees, to be immediately due and payable. Included in the list of “events of default” is the situation where the FHLBA reasonably and in good faith determines that a “material adverse change” has occurred in the financial condition of Community Bank from that disclosed at the time of the making of any advance or from the condition of Community Bank as most recently disclosed to the FHLBA.

The Company’s borrowings from the FHLBA as of June 30, 2006 are as follows:

Principal	Rate	Maturity	Options
$38,000,000	3-month LIBOR	August 10, 2015	Convertible by the FHLBA on August 10, 2007.
			If not converted, rate changes to 5.75% and will be fixed until maturity.
$9,200,000	4.02%	August 23, 2010	Convertible by the FHLBA on August 23, 2007.
$20,000,000	3.91%	September 16, 2015	Convertible by the FHLBA on September 16, 2015.

Community Bank had originally borrowed from the FHLBA $38.0 million at a fixed rate of 5.93% per annum with a final maturity of March 1, 2010. The borrowing was callable by the FHLBA on every quarterly payment date during the life of the obligation. On August 8, 2005, the Bank restructured this borrowing into the $38.0 million listed in the table above. This restructuring was considered to be a modification of debt; therefore, no gain or loss was recognized.

In March 2000, the Company completed an offering of $10.0 million of trust preferred securities, pursuant to which:

•	the Company organized a Delaware statutory business trust called Community (AL) Capital Trust I (the “Trust”) governed by an Amended and Restated Declaration of Trust;

•	the Company issued and sold to the Trust approximately $10.3 million in aggregate principal amount of unsecured junior subordinated debentures, which were issued under an indenture, and which represent the sole assets of the Trust;

•	the Trust issued and sold:

•	$10,000,000 of preferred securities, representing undivided beneficial interests in the assets of the Trust, to a third party special purpose company, which in turn pooled the trust preferred securities together with similar securities of other issuers and sold certificates representing interests in that closed-end, unmanaged pool to investors; and the Trust used the proceeds from the sale of the trust preferred securities to the pool to purchase the debentures from the Company; and

•	$310,000 of its common securities to the Company, which represent all of the Trust’s outstanding common securities; and

•	pursuant to a Guarantee Agreement, the Company fully and unconditionally guaranteed the payments of all amounts due on the trust preferred securities, which guarantee is limited to the extent the Trust has funds available for payment of distributions.

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

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) to provide the Company’s employees with a means of owning its common stock. An employee becomes an eligible participant in the ESOP on June 30 or December 31 of any given year after completing 12 months of employment during which the employee is credited with 1,000 or more hours of service. Contributions by the Company to the ESOP are made at the discretion of the Company’s board of directors, but may not be less than the amount required to cover any debt service due on the ESOP’s loan, which is described below.

The Company has a loan to the ESOP that bears interest at a floating rate equal to the prime rate of interest. As of June 30, 2006, the interest rate on the note was 8.0%. Principal and interest payments on the ESOP loan are due monthly through September 16, 2011, with the remaining principal and interest, if any, due upon that date. The ESOP loan may be prepaid in whole or in part without penalty under the loan agreement, subject to applicable ERISA and tax restrictions. The Company makes contributions to the ESOP that enables the ESOP to make payments due under the ESOP loan. Under Statement of Position No. 93-6 (“SOP 93-6), “Employer’s Accounting for Employee Stock Ownership Plans,” employers that sponsor an ESOP with an employer loan should not report the ESOP’s note payable or the employer’s note receivable in the employer’s balance sheet, nor should interest cost or interest income be recognized on the employer loan. The Company has followed SOP 93-6 accordingly. The principal balance of the Company’s loan to the ESOP at June 30, 2006 was $1.3 million.

Under the terms of the ESOP, after a person ceases to be an employee of Community Bancshares and/or its affiliates, that person is no longer eligible to participate in the ESOP. In that case, the person may demand to receive, as a lump sum payment in shares of Community Bancshares stock, all amounts credited to his benefit under the ESOP as of the end of the year immediately preceding that person’s termination of employment with the Company.

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

Liquidity

The following is a discussion of cash flows and sources of liquidity. The Company experienced an $8.1 million decrease in cash and cash equivalents during the first six months of 2006, due primarily to cash used by investing activities as the Company experienced increases in loan demand. Cash provided by operating activities during this period was $4.1 million, compared to $1.6 million for the six month period ended June 30, 2005. Investing activities used cash of $9.9 million during the first six months of 2006, resulting mostly from loan originations net of collections partially offset by proceeds of maturities, sales, calls, and paydowns of securities and net proceeds from the sale of foreclosed assets. Cash used by financing activities was $2.3 million during the first six months of 2006, compared to $16.2 million used by financing activities during the first six months of 2005. Demand deposits, NOW and savings accounts decreased $14.6 million during the first six months of 2006, which was partially offset by increases in cash from the growth of certificates of deposit totaling $11.7 million.

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

Capital Resources

The Company’s total stockholders’ equity at June 30, 2006 was 7.6% of total assets, the same percentage of total assets as at December 31, 2005.

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

The Federal Deposit Insurance Corporation Improvement Act of 1992 (“FDICIA”) requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

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

The internal rating system of the Federal Financial Institutions Examination Council’s (the “FFIEC”) is used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Each financial institution is assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution’s financial condition and operations including:

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

The Company’s Tier 1 Capital, including the $10.0 million of trust preferred securities issued to purchase the Company’s debentures, totaled $45.7 million at June 30, 2006, as compared to $42.8 million at December 31, 2005. Tier 1 Capital plus Tier 2 Capital components are referred to as Total Risk-Based Capital, which was equal to $50.5 million at June 30, 2006, as compared to $47.5 million at year-end 2005.

The Company’s Tier 1 and Total Risk-Based Capital ratios were 11.94% and 13.19%, respectively, at June 30, 2006, compared to 11.58% and 12.83%, respectively, at year-end 2005. At June 30, 2006, both Tier 1 and Total Risk-Based Capital of the Company exceeded the regulatory minimum ratios of 4.0% and 8.0%, respectively. The Company’s Tier 1 leverage ratio was 8.10% and 7.75% at June 30, 2006 and December 31, 2005, respectively.

The following table shows both the Company’s and Community Bank’s regulatory total risk based capital and Tier 1 capital amounts and ratios as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk based capital to risk weighted assets:
Consolidated	$50,508	13.19%	$47,459	12.83%
Community Bank	47,199	12.44	44,122	12.15
Tier 1 capital to risk weighted assets:
Consolidated	45,717	11.94	42,833	11.58
Community Bank	42,453	11.19	39,579	10.90
Tier 1 capital to quarterly average assets:
Consolidated	45,717	8.10	42,833	7.75
Community Bank	42,453	7.51	39,579	7.17

FDIC Insurance Assessments

Community Bank’s deposits are insured by the FDIC’s Bank Insurance Fund (“BIF”) and Community Bank is subject to FDIC Insurance Assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for BIF-insured depository institutions. Each financial institution is assigned to one of three capital groups - “well capitalized,” “adequately capitalized” or “undercapitalized” - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

The FDIC’s BIF assessment schedule continues to range from zero to 27 basis points per annum, and has remained unchanged since 2001. The FDIC also collects Financing Corporation (“FICO”) deposit assessments. The FICO assessments are set quarterly and ranged from 1.34 to 1.44 basis points in 2005. The assessment was 1.32 for the first quarter of 2006, 1.28 for the second quarter of 2006 and will be 1.26 for the third quarter of 2006.

During the six months ended June 30, 2006 and 2005, Community Bank expensed approximately $29,000 and $401,000, respectively, in total deposit insurance premiums.

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

FDICIA also contains a variety of other provisions that may affect the operations of the Company and Community Bank, including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Community Bank had no brokered deposits as of June 30, 2006.

Enforcement Policies and Actions

The Federal Reserve, the FDIC and the State Banking Department monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company. The regulatory agencies have extensive powers to enforce their agreements with banks and bank holding companies, including, among other actions, civil money penalties, and possible proceedings to terminate FDIC insurance.

Off Balance Sheet Arrangements

As of June 30, 2006, we had no material unconditional purchase obligations that were not recorded on the consolidated balance sheet.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitments amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. At December 31, 2005, the outstanding commitments to grant loans represented a credit risk of $27.4 million. At June 30, 2006, the outstanding commitments to grant loans represented a credit risk of $32.5 million.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters-of-credit issued by the Company have expiration dates within one year, but the majority are automatically renewable for the beneficiary. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2005, the Company has standby letters-of-credit outstanding of $1.1 million. At June 30, 2006, the Company has standby letters-of-credit of $1.3 million.

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

Results of Operations

For the three month and six month periods ended June 30, 2006 and 2005

General

The Company’s net income for the six month period ended June 30, 2006 was $0.8 million, as compared to net income of $0.4 million for the same period in 2005. Net income for the six months ended June 30, 2006 represented $0.09 earnings per share on both a basic and diluted basis, compared to basic and diluted earnings per share of $0.04 during the three month period ended June 30, 2005. This increase in earnings was due to a higher net interest income and lower noninterest expenses.

The Company’s net income for the quarters ended June 30, 2006 and 2005 were $0.7 million and $0.2 million, respectively. This increase of $0.5 million was attributable to declines in quarterly noninterest expenses.

Net Interest Income

Net interest income represents the difference between the interest earned by the Company on its assets and the cost borne by the Company on its interest-bearing liabilities. For the six months ended June 30, 2006, the Company’s net interest income before its provision for loan losses was $10.1 million. Net interest income, before provision for loan losses, increased approximately $1.3 million, or 14.8%, from $8.8 million for the same period of 2005. Revenues from interest-earning assets of the Company increased $2.7 million, or 17.4%, to $18.2 million for the six months ended June 30, 2006 from $15.5 million for the same period in 2005. Average earning assets outstanding during the first six months of 2006 were $511.9 million, which represents an increase of $38.8 million, or 8.2%, from $473.1 million from the first six months of 2005. The Company’s yield on its average earning assets increased 55 basis points to 7.11% for the first six months of 2006, compared to 6.56% for the same period of 2005. The increase in yield was attributable to the shift away from lower yielding securities into higher yielding loans as the Company has experienced success in its loan production efforts as well as higher overall interest rates.

Interest expense for the six months ended June 30, 2006 was $8.1 million, an increase of $1.4 million, or 20.9%, from the Company’s interest expense of $6.7 million for the corresponding period of 2005. This increase occurred due to an increase in the volume of deposits, particularly interest-bearing deposits, and other interest-bearing liabilities such as FHLBA debt. Average deposits and other interest-bearing liabilities during the first six months of 2006 were $527.0 million, which represents an increase of $32.7 million, or 6.6%, from $494.3 million for the same period of 2005. The rate paid by the Company on average deposits and other interest-bearing liabilities increased 37 basis points to 3.07% for the six month period ended June 30, 2006, compared to 2.70% for the first six months of 2005, as the Company raised rates on deposits in response to overall rate increases in the economy.

The Company’s net interest margin for the six months ended June 30, 2006 was 3.95% and was 3.74% for the same period in 2005. Net interest margin is computed by dividing net interest income by average interest-earning assets. This ratio represents the difference between the average yield returned on average interest-earning assets and the average rate paid on funds used to support those interest-earning assets, including both interest-bearing and noninterest-bearing sources.

The Company’s net interest spread for the six months ended June 30, 2006 increased 18 basis points to 4.04%, from 3.86% for the six months ended June 30, 2005, as the increase in the average yield on interest-earning assets exceeded the increase in the average cost of interest-bearing sources of funds. Net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds.

For the quarters ended June 30, 2006 and 2005, net interest income before provision for loan losses was $5.2 million and $4.6 million, respectively. Net interest margin was 4.02% and 3.93%, respectively, for the quarters ended June 30, 2006 and 2005. The positive results in net interest income and net interest margin are attributable to the Company’s improved balance sheet mix whereas the Company has higher balances of higher yielding loans as opposed to securities than it did during 2005. The Company’s net interest margins have also benefited by higher interest rates.

Provision for Loan Losses and Allowance for Loan Losses

The Company’s allowance for loan losses at June 30, 2006 was $5.1 million, which represented an increase of $0.3 million, or 6.4%, from a December 31, 2005 allowance of $4.7 million. The provision for loan losses was $0.7 million and $0.1 million for the three month periods ended June 30, 2006 and 2005, respectively and was $1.5 million and $0.3 million for the six month periods ended June 30, 2006 and 2005, respectively. Management continues to make provisions for current losses in the Company’s loan portfolio, as well as for any other deterioration identified, as it continues to evaluate the risks in its loan portfolio. The credit quality and performance of the Company’s loan portfolio has improved significantly; therefore, we have provided for a slight decrease in the allowance for loan losses as a percentage of total loans since June 30, 2005. As a percentage of total loans, net of unearned income, the allowance for loan losses was 1.39% at June 30, 2006 and was 1.41% at both June 30 and December 31, 2005. Total loan charge-offs during the first six months of 2006 amounted to $1.3 million, a $0.3 million increase from $1.0 million for the same period in 2005. Loan charge-offs exceeded recoveries by $1.1 million during the first six months of 2006, which represented an increase of $0.6 million, from $0.5 million net for the same period during 2005. Loan charge-offs were higher in 2006 as a result of problem credits at the Company’s finance company subsidiary after certain senior level finance company employees resigned to join a competitor. Management believes that the Company’s allowance for loan losses at June 30, 2006 was adequate based upon information available to management at that date; however, due to the inherent subjectivity and uncertainty of determining the appropriate allowance for loan losses, the Company can give no assurance that additional losses may not occur or that additional or unforeseen provisions to the allowance for loan losses will not be necessary.

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

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level believed adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as Community Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by Community Bank’s Director of Risk Management and presented to the Board of Directors on a monthly basis.

Community Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Department may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

While it is Community Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy and other external factors that are difficult to properly gauge and predict, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

The following table summarizes the levels of the allowance for loan losses as of June 30, 2006 and 2005, as well as December 31, 2005:

	June 30,		December 31,
	2006	2005	2005
	(in thousands)
Allowance for loan losses at beginning of period	$4,736	$4,625	$4,625
Loans charged off:
Commercial, financial and agricultural	(6)	(28)	(78)
Real estate - mortgage	(239)	(282)	(284)
Consumer	(1,012)	(642)	(1,282)

Total loans charged off	(1,257)	(952)	(1,644)

Recoveries on loans previously charged off:
Commercial, financial and agricultural	4	10	20
Real estate - mortgage	24	340	642
Consumer	113	1356	297

Total recoveries	141	485	959

Net loans charged off	(1,116)	(467)	(685)
Provision for loan losses	1,463	345	796

Allowance for loan losses at end of period	$5,083	$4,503	$4,736

Loans, net of unearned income, at end of period	$362,758	$319,016	$336,462

Average loans, net of unearned income, outstanding for the period	$357,238	$307,234	$321,190

	June 30,		December 31,
	2006	2005	2005
Ratios:
Allowance for loan losses to loans, net of unearned income, at end of period	1.39%	1.41%	1.41%
Allowance for loan losses at end of period to average loans, net of unearned income	1.42	1.47	1.47
Net charge-offs (annualized) to average loans, net of unearned income	0.62	0.30	0.21
Net charge-offs (annualized) to allowance for loan losses, at end of period	43.86	20.74	14.46

Noninterest Income

Noninterest income was $2.9 million and $3.6 million for the six month periods ended June 30, 2006 and June 30, 2005, respectively. Service charges on deposit accounts remained level at $1.4 million for both the six month periods ended June 30, 2006 and 2005.

Insurance commissions were down $0.3 million for the six month period ended June 30, 2006 from $1.2 million in 2005 to $0.9 million this year. The decline in insurance commission is a result of revenue declines at our insurance agency as well as declines in credit life insurance sold at our finance company. Trading losses and net settlements on economic hedges resulted in a $0.1 million increase in losses for the six months ended June 30, 2006 compared to the same period in 2005. These losses are a result of higher interest rates in 2006 and the Company paying more than what it is receiving in the interest rate swap. Other noninterest income declined $0.1 million, or 10.5%, which partially resulted from a one-time litigation settlement in 2005 of $0.6 million. Otherwise, other noninterest income would have increased.

Noninterest income for the quarters ended June 30, 2006 and 2005 were $1.5 million and $1.8 million, representing a 12.0% decline. The largest reason for the decline was the negative swing in trading losses and net settlements on economic hedges, but the Company also experienced a 14.4% decrease in service charges on deposits and a 33.4% decrease in insurance commissions for the same reason mentioned in the preceding paragraph. All of these declines were partially offset by an increase in other income of $0.4 million from $0.1 million for the quarter ended June 30, 2005 to $0.5 million for the quarter ended June 30, 2006.

Noninterest Income

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005 (restated)	Percent Change	2006	2005 (restated)	Percent Change
	(in thousands)			(in thousands)
Service charges on deposits	$672	$785	(14.4)%	$1,374	$1,447	$(5.0)%
Insurance commissions	458	688	(33.4)	858	1,236	(30.6)
Securities losses, net	(1)	(36)	97.2	(3)	(39)	92.3
Trading losses and net settlements on economic hedges	(96)	135	(171.1)	(198)	(88)	(125.0)
Bank club dues	49	73	(32.9)	103	151	(31.8)
Other	465	112	315.2	761	850	(10.5)

Total	$1,547	$1,757	(12.0)	$2,895	$3,557	(18.6)

Noninterest Expenses

Noninterest expenses for the six months ended June 30, 2006 were $10.4 million, representing a $1.0 million, or 8.7%, decrease from noninterest expenses of $11.4 million for the same period in 2005. Salaries and employee benefits declined $0.4 million from $5.5 million for the six months ended June 30, 2005 to $5.1 million for the six months ended June 30, 2006. Occupancy costs remained level at $1.1 during each of the six months ended June 30, 2006 and 2005. Foreclosed assets, net increased $0.2 million, or 231.9%, as the Company took a loss on real estate sold. Advertising expense increased $0.1 million, or 294.1%, during the six month periods ended June 30, 2006 as the Company placed more emphasis on expanding its sales force. Professional fees and legal fees decreased 32.1% and 34.8%, respectively as the Company has been able to spend less on legal and accounting expenses during 2006.

Noninterest expenses for the three months ended June 30, 2006 were $5.0 million compared to $6.0 million for the same period in 2005. With the exception of furniture and equipment expense, director and committee fees, foreclosed assets, net, advertising and telephone and data communications, all expense categories have improved. This is not only a result of our continued efforts to reduce noninterest expense, but is also due to expense reductions put into effect as a result of our proposed merger with Superior. The other expense categories that increased for the quarter ended June 30, 2006 as compared to the same period in 2005 were immaterial in amount.

Noninterest Expenses

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005 (restated)	Percent Change	2006	2005 (restated)	Percent Change
	(in thousands)			(in thousands)
Salaries and employee benefits	$2,473	$2,938	(15.8)%	$5,104	$5,532	$(7.7)%
Occupancy	530	591	(10.3)	1,062	1,133	(6.3)
Furniture and equipment	476	407	17.0	923	786	17.4
Director and committee fees	101	90	12.2	190	193	(1.6)
Foreclosed assets, net	57	31	83.9	239	72	231.9
Disposal or impairment of assets	—	17	(100.0)	27	41	34.1
Litigation, fraud, burglary	150	241	(37.8)	160	241	(33.6)
Amortization of intangibles-other	23	23	—	46	46	—
Advertising	93	27	244.4	134	34	294.1
Insurance	158	318	(50.3)	309	640	(51.7)
Legal fees	198	263	(24.7)	366	561	(34.8)
Other professional services	29	139	(79.1)	161	237	(32.1)
Supplies	20	115	(82.6)	164	255	(35.7)
Postage	66	80	(17.5)	146	164	(11.0)
Telephone and data communications	229	209	9.6	449	425	5.6
Training and education	1	14	(92.9)	9	35	(74.3)
Holding cost on foreclosed assets	8	80	(90.0)	65	168	(61.3)
Other	380	429	(11.4)	894	876	2.1

Total	$4,992	$6,012	(17.0)	$10,448	$11,439	(8.7)

Income Taxes

The difference between the Company’s effective tax rate and federal and state statutory rates is a result of nontaxable income and nondeductible expenses.

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

The Company seeks to manage its exposure to fluctuations in interest rates through policies established by its Asset/Liability Management Committee (“ALCO”). The ALCO meets periodically to monitor its interest rate risk exposure and implement strategies that might improve its balance sheet positioning and/or earnings. Management utilizes an Interest Rate Simulation model to estimate the sensitivity of the Company’s net interest income and net income to changes in interest rates of given magnitudes. Such estimates are based upon a number of assumptions for each scenario, including balance sheet growth, deposit repricing characteristics and prepayment rates. Because this model involves a number of estimates and assumptions, which are inherently uncertain and subject to change, the Company makes no assurance that the model is accurate or reliable, or that the results are meaningful or reflective of any actual results.

The estimated impact on the Company’s net interest income sensitivity over a one year time horizon at June 30, 2006 is shown below. Such analysis assumes an immediate and nonparallel shift in interest rates and the Company’s estimates of how interest-bearing transaction accounts will reprice. Although we believe the table is helpful, it is based on assumptions made that will not only be affected by interest rates, but also by the composition of our balance sheet, our balance sheet growth and many other factors that may or may not be beyond our control. The prime rate shown is as of June 30, 2006.

RATE SHOCK ANALYSIS

	-100 Basis Points	Level	+100 Basis Points
	(dollars in thousands)
Prime rate	7.00%	8.00%	9.00%

Interest income	$39,949	$41,884	$43,782
Interest expense	19,971	21,082	22,194

Net interest income	$19,978	$20,802	$21,588

Dollar change from level	$(8.24)		$786
Percentage change from level	(3.96)%		3.78%

As shown above, in a 100 basis point rising rate environment, the net interest margin is projected to increase 3.78% and in a 100 basis point falling rate environment, the net interest margin is projected to decrease 3.96%. These percent changes from a level rate scenario fall comfortably within the Company’s ALCO policy limit of +/-10.00%.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the six months ended June 30, 2006, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 15, 2004 the ESOP of Community Bancshares, together with the ESOP trustee, North Star Trust Company, filed suit against Mr. Patterson in the United States District Court for the Northern District of Alabama. The ESOP’s complaint:

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

On February 17, 2005, Mr. Patterson filed suit in the United States District Court for the Northern District of Alabama to compel payment of his accrued benefits under the Community Bancshares Inc. Benefit Restoration Plan, a nonqualified supplemental retirement plan. The complaint seeks a judgment against the plan and an order compelling the payment of benefits.

Patterson Pension Plan Litigation

Plaintiff:	Kennon R. Patterson, Sr.

Defendant:	Community Bancshares, Inc. Revised Pension Plan (the “Pension Plan”)

On December 16, 2005, Mr. Patterson filed suit in the United States District Court for the Northern District of Alabama to compel payment of his accrued benefits under the Pension Plan. The complaint seeks a judgment against the plan and an order compelling the payment of benefits. On March 23, 2006, the Pension Plan filed a motion for summary judgment seeking dismissal of the lawsuit on the grounds that the retroactive payments sought by Mr. Patterson are not permitted under the terms of the Pension Plan and Mr. Patterson both failed to exhaust his administrative remedies before filing the lawsuit and failed to complete the forms required to receive a distribution. On April 28, 2006, Mr. Patterson filed a cross-motion for summary judgment based on the same issues addressed in the Pension Plan’s motion for summary judgment. On July 3, 2006, the court granted the Pension Plan’s motion for summary judgment and denied Mr. Patterson’s cross-motion for summary judgment.

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

Community Bancshares’ Certificate of Incorporation and Bylaws provide that, in certain circumstances, we will indemnify our directors and officers and advance expenses in connection with investigations and proceedings in connection with their service as officers and directors.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2005, which could materially affect our business, financial condition or future results, as well as the risks and disclosures contained in our subsequent filings under the Exchange Act. The risks described in the filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”, the Company announced that it had signed a definitive merger agreement with Superior, pursuant to which Community Bancshares stockholders will become stockholders of Superior. Set forth below are certain factors to be considered in connection with the merger and with respect to Superior.

Risks Relating to the Merger of Community Bancshares with Superior Bancorp

If the merger is not completed, Superior and Community Bancshares will have incurred substantial expenses without realizing the expected benefits.

Superior and Community Bancshares have incurred substantial expenses in connection with the merger. The completion of the merger depends on the satisfaction of specified conditions and the receipt of regulatory approvals. We cannot guarantee that these conditions will be met. If the merger is not completed, these expenses could have a material adverse effect on the financial condition of Superior and/or Community Bancshares because neither company would have realized the expected benefits of the merger.

The merger must be approved by the Office of Thrift Supervision.

Before the merger may be completed, various orders, consents and approvals must be obtained from the Office of Thrift Supervision (“OTS”). The OTS may impose conditions on the completion of the merger or require changes to the terms of the merger. Although Superior and Community Bancshares do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of Superior following the merger, any of which might have a material adverse effect on Superior following the merger. Neither Superior nor Community Bancshares is obligated to complete the merger if the regulatory approvals or other consents received in connection with the completion of the merger include any conditions or restrictions which would have a material adverse effect on either party.

Even if the merger is completed, Superior may fail to realize all of the anticipated benefits of the merger.

The success of the merger will depend, in part, on Superior’s ability to realize the anticipated benefits and cost savings from combining the businesses of Superior and Community Bancshares. However, to realize these anticipated benefits and cost savings, Superior must successfully combine the businesses of Superior and Community Bancshares. If Superior is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

Superior and Community Bancshares have operated, and until the completion of the merger will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect Superior’s ability to maintain its relationships with the companies’ respective clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies may, to some extent, also divert management attention and resources, which could be further exacerbated by efforts to integrate other merged companies. These integration matters could have an adverse effect on Superior during such transition period.

The consummation of the Community Bancshares merger is not conditioned on the consummation of Superior’s planned merger with Kensington Bancshares.

The consummation of Superior’s merger with Community Bancshares merger is not conditioned on the consummation of Superior’s merger with Kensington Bankshares, which was announced March 6, 2006, and is expected to close during third quarter of 2006. There can be no assurance, however, if or when the merger of Kensington Bankshares with and into Superior will close or, if completed, whether the operations of Kensington Bankshares will be successfully integrated. Accordingly, Community Bancshares stockholders should not give undue weight to the merger with Kensington Bancshares in evaluating the Community Bancshares merger with Superior. Further, assuming that both mergers are consummated in the timeframes currently contemplated, management’s time and resources will be focused on the integration of both entities during the same general time period. This, in turn, could divert time and resources from other matters, which could have an adverse effect on Superior during the transition period.

Because the market price of Superior common stock will fluctuate, Community Bancshares stockholders cannot be sure of the exact market value of Superior common stock that they will receive in the merger, if consummated.

Under the terms of the merger agreement, each share of Community Bancshares common stock you own will be converted into the right to receive 0.8974 shares of Superior common stock. The market price of Superior common stock may vary from the price on the date the merger agreement was signed, the date that this joint proxy statement/prospectus is mailed to Community Bancshares stockholders, the date of the annual meeting of Community Bancshares stockholders and the effective time of the merger.

The market price of Superior common stock may change as a result of a variety of factors, including general market and economic conditions, changes in Superior’s business, operations and prospects, and regulatory considerations. Many of these factors are beyond the control of Superior and are not necessarily related to a change in the financial performance or condition of Superior. As a result of the fixed exchange ratio, the market value of shares of Superior common stock that a Community Bancshares stockholder receives in the merger will decline or increase correspondingly with declines or increases in the market price of Superior common stock prior to and as of the date shares are exchanged.

There can be no assurance that the value of Superior common stock that Community Bancshares stockholders receive in the merger will be substantially equivalent to the market price of Superior common stock at the time Community Bancshares stockholders vote to approve the merger agreement and the merger. We urge you to obtain current market quotations for Superior common stock. Superior common stock is currently listed on the NASDAQ Global Market under the ticker symbol “SUPR”. At the time of the annual meeting to be held regarding the merger, you will not know the exact value of the consideration you will receive when the merger is completed.

The exchange ratio will be reduced if Community Bancshares’ net worth is less than $44,333,000 at the effective time of the merger.

It is a condition to the merger that Community Bancshares have a net worth of at least $44,333,000 at the effective time of the merger. In the event that there is a shortfall between $44,333,000 and the actual net worth of Community Bancshares at the effective time of the merger, then the exchange ratio will be reduced downward by a reduction factor equal to the percentage obtained by dividing the shortfall amount by $44,333,000. The net worth of Community Bancshares will be calculated pursuant to the merger agreement as Community Bancshares’ stockholders’ equity less adjustments for specified loans and credits. Net worth will not be reduced as a result of any expense incurred or losses realized as a result of the merger agreement, changes in laws or generally accepted accounting principals, the transactions contemplated by the merger agreement or any actions taken at the request or with the consent of Superior, any mark-to-market changes in securities, pension assets and derivative contracts or any cost terminating or changing any employee benefit plans.

The value of the stock consideration Community Bancshares stockholders will receive could be less than $9.94 per share if the Community Bancshares board of directors does not exercise its right to terminate the merger agreement upon the occurrence of certain events.

If, on the date that all necessary consents and regulatory approvals for the merger have been received (the determination date), (1) the ten-day average closing price of Superior common stock immediately preceding the determination date is less than $9.94 per share, and (2) the number obtained by dividing the Superior stock price on the determination date by $11.70 is less than the Bank Index Ratio minus 0.15, then a majority of the entire board of directors of Community Bancshares may vote to terminate the merger agreement at any time during the five-day period after all consents and approvals have been received. The Bank Index Ratio is equal to the quotient obtained by dividing (A) the average of the NASDAQ Bank Index for ten consecutive trading days immediately preceding the determination date by (B) 3193.47. If Community Bancshares exercises its option to terminate the merger agreement, Community Bancshares must give notice to Superior. Superior will have the option of paying additional consideration in the form of Superior common stock, cash or a combination of both so that the aggregate consideration is valued at the lesser of (1) the product of 0.85 and $11.70, multiplied by the exchange ratio, and (2) the product of the Bank Index Ratio and $11.70, multiplied by the exchange ratio.

No assurance can be given as to whether Community Bancshares’ board of directors would exercise the right to terminate the merger agreement if these conditions are met or whether Superior would agree to pay additional consideration.

The merger agreement does not provide for a resolicitation of Community Bancshares’ stockholders in the event that the above conditions to Community Bancshares’ obligations to close are not met, but the Community Bancshares board of directors nevertheless chooses to complete the transaction. The Community Bancshares board of directors has made no decision as to whether it would exercise its right to terminate the merger agreement.

The merger agreement limits Community Bancshares’ ability to pursue alternative transactions to the merger and requires Community Bancshares to pay a termination fee if it does.

The merger agreement prohibits Community Bancshares and its directors, officers, representatives and agents from soliciting, authorizing the solicitation of or, subject to very narrow exceptions, entering into discussions with any third party regarding alternative acquisition proposals. The prohibition limits Community Bancshares’ ability to pursue offers that may be superior from a financial point of view from other possible acquirers. If either Community Bancshares or Superior terminates the merger agreement as a result of certain events and Community Bancshares enters into a definitive acquisition agreement with a third party, Community Bancshares would be required to pay a $4,000,000 termination fee to Superior. This fee makes it less likely that a third party will make an alternative acquisition proposal.

Superior and Community Bancshares may choose not to proceed with the merger if it is not completed by March 31, 2007, or if all conditions to closing are not met or waived.

Either Superior or Community Bancshares may terminate the merger agreement if the merger has not been completed by March 31, 2007.

After the merger is completed, Community Bancshares stockholders who receive Superior common stock for some or all of their shares of Community Bancshares common stock will become stockholders of Superior and will have different rights as stockholders, which may be less advantageous than their current rights.

Upon completion of the merger, Community Bancshares stockholders who receive Superior common stock for their shares of Community Bancshares common stock will become stockholders of Superior. Community Bancshares and Superior are both corporations organized under, and subject to, the corporate laws of the State of Delaware. Differences in Community Bancshares’ amended and restated certificate of incorporation and bylaws and Superior’s restated certificate of incorporation and bylaws will result in changes to the rights of Community Bancshares stockholders who become Superior stockholders. A stockholder of Community Bancshares may conclude that his or her current rights under Community Bancshares’ amended and restated certificate of incorporation and bylaws are more advantageous than the rights such stockholder would have as a stockholder of Superior under Superior’s restated certificate of incorporation and bylaws.

Superior Bank and Superior are subject to different regulation than Community Bank and Community Bancshares.

Superior Bank is a federal savings bank and Superior is a thrift holding company. Each is subject to supervision by the OTS. Community Bank is an Alabama state-chartered bank and Community Bancshares is a bank holding company under the Bank Holding Company Act of 1956, as amended.

There are a number of material differences between federal savings banks and thrift holding companies, on the one hand, and Alabama state-chartered banks and bank holding companies, on the other hand. Neither Superior nor Community Bancshares can give any assurance as to the effect that any of these differences will have on the operations of the combined organizations. Some of these differences include restrictions on federal savings banks’ non real estate-related lending not imposed on Alabama state-chartered banks; differences in permitted non-banking-related activities; differences in interstate branching rights; differences in the cost of supervisory assessments imposed from time to time by the OTS as compared to the Alabama State Banking Department and the Federal Reserve; and differences in the nature and extent of other supervisory and regulatory requirements by the Office of Thrift Supervision as compared to the Alabama State Banking Department and the Federal Reserve and the interpretation thereof by such agencies.

Risks Relating To Superior’s Business and an Investment in Superior Common Stock

If the interest payments Superior Bank makes on deposits increase relative to interest income, Superior may be less profitable.

Superior’s profitability depends to a large extent on Superior Bank’s net interest income, which is the difference between income from interest-earning assets, such as loans made and investment securities held, and interest paid on deposits and its borrowings. Superior’s net interest income is affected not only by actions it takes, but by changes in general interest rate levels and by other economic factors beyond Superior’s control. Superior’s net interest income may be reduced if (i) more interest-earning assets than interest-bearing liabilities reprice or mature at a time when interest rates are declining, or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature at a time when interest rates are rising.

In addition, Superior may be affected by changes in the difference between short- and long-term interest rates. For example, short-term deposits may be used to support longer-term loans. If the difference between short- and long-term interest rates becomes smaller, the spread between the rates Superior pays on deposits and borrowings and the rates Superior receives on loans could narrow significantly, decreasing net interest income.

Further, if market interest rates rise rapidly, interest rate adjustment caps may limit Superior’s ability to increase interest rates on adjustable-rate mortgage loans, but Superior may have to pay higher interest rates on deposits and borrowings. This could cause Superior’s net interest income to decrease.

An increase in loan prepayments may adversely affect Superior’s profitability.

The rate at which borrowers prepay loans is dependent on a number of factors outside Superior’s control, including changes in market interest rates, conditions in the housing and financial markets and general economic conditions. Superior cannot always accurately predict prepayment rates. If the prepayment rates with respect to loans are greater than Superior anticipates, there may be a negative impact on profitability because Superior may not be able to reinvest prepayment proceeds at rates comparable to those received on the prepaid loans, particularly in a time of falling interest rates.

If Superior’s allowance for loan losses is inadequate, then Superior’s profitability will be reduced.

Superior is exposed to the risk that its customers will be unable to repay their loans in accordance with their terms and that any collateral securing such loans will be insufficient to ensure full repayment. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse effect on Superior’s financial condition and results of operations. Superior evaluates the collectibility of its loan portfolio and reviews its evaluation on a regular basis, and Superior provides an allowance for loan losses that Superior believes is adequate based on various factors that Superior believes may affect the credit quality of loans. However, there can be no assurance that actual loan losses will not exceed the allowance that has been established, as such allowance is adjusted from time to time.

If the allowance for loan losses is inadequate for the actual losses, there could be a material adverse effect on Superior’s results of operations. In addition, if as a result of its perception of adverse trends, Superior materially increases the allowance for loan losses in the future, its earnings would be reduced.

Events in Superior geographic markets could adversely affect Superior.

Superior’s business is concentrated in a limited number of markets in Alabama and Florida. Changes in general economic conditions and in the values of real estate in such geographic markets could have an adverse impact on Superior’s ability to achieve loan and deposit growth targets and on its customers’ ability to repay existing loans. In addition, natural disasters, such as hurricanes and tornadoes, in these geographic markets could adversely affect Superior’s business.

Superior faces substantial competition.

There are numerous competitors in Superior’s geographic markets, including national, regional and local banks and thrifts and other financial services businesses, some of which have substantially greater resources, higher brand visibility and a wider geographic presence than Superior has. Some of these competitors may offer a greater range of services, more favorable pricing and greater customer convenience than Superior is able to provide. In addition, in some markets, there are a significant number of new banks and other financial institutions that have opened in the recent past or are expected to open in the near future, and such new competitors may also seek to exploit Superior’s markets and customer base. Further, there have been recent consolidations or announcements of proposed consolidations of larger banking institutions in Superior Bank’s market areas, and such consolidations may have an impact on Superior Bank’s market areas. If Superior is unable to maintain and grow its market share in the face of such competition, its results of operations will be adversely affected.

Superior and Superior Bank are subject to extensive regulation.

Superior’s and Superior Bank’s operations are subject to regulation by the OTS. Regulation by the OTS is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders. Superior may incur substantial costs in complying with such regulations, and failure to comply with them may expose Superior to substantial penalties.

In addition, Superior and its subsidiaries are subject to numerous consumer protection laws and other laws relating to the operation of financial institutions. Failure to comply with such laws could expose Superior to liability, which could have a material adverse effect on its results of operations.

Superior may require additional capital to fund its growth plans.

Superior’s business strategy includes the expansion of its business through the development of new locations and through the acquisition of other financial institutions and, to the extent permitted by applicable law, complementary businesses as appropriate opportunities arise. In order to finance such growth and to maintain required regulatory capital levels, Superior may require additional capital in the future. There can be no assurance that such capital will be available upon favorable terms, or at all.

Superior is dependent upon the services of its management team.

Superior’s operations and strategy are directed by its senior management team, most of whom have joined Superior since January 2005. Any loss of the services of members of this management team could have a material adverse effect on Superior’s results of operations and the ability to implement Superior’s business strategy.

Superior’s stock price may be volatile due to limited trading volume.

Superior common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in Superior common stock is relatively small, typically under 50,000 shares per day and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of Superior common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Superior’s ability to pay dividends is limited.

Superior’s ability to pay dividends is limited by regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of its business, including capital needs related to future growth. Superior’s primary source of income is the payment of dividends from Superior Bank to Superior. Superior Bank, in turn, is likewise subject to regulatory requirements potentially limiting its ability to pay such dividends to Superior and by the need to maintain sufficient capital for its operations and obligations. Further, Superior is obligated, subject to regulatory limitations, to make periodic distributions on its trust preferred securities, which reduces the income that might otherwise be available to pay dividends on Superior common stock. Thus, there can be no assurance that Superior will pay dividends to its common stockholders, no assurance as to the amount or timing of any such dividends, and no assurance that such dividends, if and when paid, will be maintained, at the same level or at all, in future periods.

The issuance of Superior common stock in future acquisitions or capital raising transactions may be dilutive to existing stockholders.

If Superior determines that appropriate strategic opportunities exist, Superior may acquire other financial institutions and related businesses, subject to applicable regulatory requirements. Superior may use its common stock for such acquisitions. From time to time, Superior may also seek to raise capital through selling additional common stock. It is possible that the issuance of additional common stock in such acquisition or capital transactions may be dilutive to the interests of existing stockholders.

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

ITEM 6. EXHIBITS

2.1	Purchase and Assumption Agreement by and between Community Bank, American Family Mortgage, LLC, and Ameridocs, LLC dated April 25, 2005 (1).

2.2	Agreement and Plan of Merger by and between Community Bancshares, Inc. and The Banc Corporation dated April 29, 2006 (2).

3.1	Certificate of Incorporation, as amended and restated May 2000 (3).

3.2	Bylaws, as amended and restated October 23, 2003 (4).

4.1	Indenture, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (5).

4.2	Form of Investor Option Agreement by and between Community Bancshares, Inc. and each of Acadia Fund I, L.P., Riggs Qualified Partners, Endurance Partners (Q.P.), L.P., Endurance Partners, L.P., Spence Limited, L.P., and John D. Norcross (6).

4.3	Warrant Agreement, dated February 20, 2004, by and between Community Bancshares, Inc. and FIG Partners, L.L.C. (7).

10.1	Amended and Restated Declaration of Trust, dated March 23, 2000, by and between The Bank of New York (Delaware), The Bank of New York, Community Bancshares, Inc. and Community (AL) Capital Trust I (8).

10.2	Guarantee Agreement, dated March 23, 2000, by and between Community Bancshares, Inc. and The Bank of New York (9).

10.3	Lease Agreement, dated May 31, 2000, between REM, LLC, as lessor, and Community Bank, as lessee (10).

10.4	Addendum to Lease Agreement and Loan Agreement, dated May 31, 2000, between REM, LLC and Community Bank (11).

10.5	Amendment to Nonqualified Stock Option Agreement between Community Bancshares, Inc. and grantee, dated December 12, 2000 (12) (*).

10.6	Change in Control Agreement, dated September 18, 2001, between Community Bancshares, Inc. and Kerri C. Kinney (13) (*).

10.7	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt Robbins, Jimmie Trotter and Kerri Newton dated December 18, 2001 (14) (*).

10.8	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Denny G. Kelly and Arlene S. Kelly (15) (*).

10.9	Stock Purchase Agreement dated January, 2002 between Community Bancshares, Inc. and Bishop K. Walker and Wanda W. Walker (16) (*).

10.10	Severance Agreement between Denny G. Kelly and Community Bancshares, Inc. and Community Bank (17) (*).

10.11	Severance Agreement between Bishop K. Walker and Community Bancshares, Inc. and Community Bank (18) (*).

10.12	Amendment to Subordinated Promissory Note, dated March 26, 2002, between Community Bancshares, Inc. and Jeffrey K. Cornelius (19).

10.13	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Merritt Robbins and Jimmie Trotter dated July 19, 2002 (20) (*).

10.14	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Patrick M. Frawley and Kerri C. Kinney dated February 6, 2003 (21) (*).

10.15	Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated August 1, 2003 (22) (*).

10.16	Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated August 1, 2003 (23) (*).

10.17	Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated August 1, 2003 (24) (*).

10.18	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy D. McGruder, Merritt M. Robbins and Jimmie Trotter dated August 1, 2003 (25) (*).

10.19	Form of Change in Control Agreement between Community Bancshares, Inc. and William H. Caughran, Jr. dated December 4, 1999 (26) (*).

10.20	Employment Agreement, dated March 28, 1996 by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (27) (*).

10.21	Amendment to Employment Agreement, dated October 14, 1999, by and between Kennon R. Patterson, Sr. and Community Bancshares, Inc. (28) (*)

10.22	Amendment Number 1 to the Community Bancshares, Inc. Benefit Restoration Plan (29) (*).

10.23	Amendment Number 2 to the Community Bancshares, Inc. Benefit Restoration Plan (30) (*).

10.24	Change in Control Agreement between Community Bancshares, Inc. and Stacey W. Mann (31) (*).

10.25	Change in Control Agreement between Community Bank and Patrick M. Frawley (32) (*).

10.26	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, John J. Lewis, Jr., Loy McGruder, Merritt M. Robbins and Jimmie Trotter dated January 27, 2004 (33) (*).

10.27	Form of Stock Option Agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 27, 2004 (34) (*).

10.28	Form of Stock Option Agreement between Community Bancshares, Inc. and Stacey W. Mann dated January 27, 2004 (35) (*).

10.29	Form of Stock Option Agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 27, 2004 (36) (*).

10.30	Form of Cancellation of Stock Option Agreement dated January 27, 2004 between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (37) (*).

10.31	Form of Stock Option Agreement between Community Bancshares, Inc. and each of Merritt M. Robbins and Loy McGruder dated March 11, 2004 (38) (*).

10.32	Promissory Note and Pledge Agreement, dated February 11, 2004, by and between the Community Bancshares, Inc. Employee Stock Ownership Trust and Community Bancshares, Inc. (39) (*).

10.33	Form of Amendment to Nonqualified Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and each of Patrick M. Frawley, Kenneth K. Campbell, Glynn Debter, Roy B. Jackson, Kerri C. Kinney, John J. Lewis, Jr., Loy D. McGruder, Stacey W. Mann, Merritt M. Robbins and Jimmie Trotter (40) (*).

10.34	Promissory Note, Loan Agreement and Security Agreement by and between Community Bancshares, Inc. and First Commercial Bank dated May 6, 2004 (41).

10.35	Summary Description of Director Compensation (42) (*).

10.36	Summary Description of Named Executive Officer Compensation (43) (*).

10.37	Amendment Number 3 to the Community Bancshares, Inc. Benefit Restoration Plan (44) (*).

10.38	Employment Agreement, dated March 29, 2005, between Community Bank and Patrick Frawley (45) (*).

10.39	Form of Nonqualified Stock Option Agreement for Directors dated January 12, 2005 (46) (*).

10.40	Form of Nonqualified Stock Option Agreement for Senior Officers dated January 12, 2005 (47) (*).

10.41	Form of Nonqualified Stock Option Agreement for Officers dated January 12, 2005 (48) (*).

10.42	Form of stock option agreement between Community Bancshares, Inc. and each of Glynn Debter, Roy B. Jackson, John J. Lewis, Jimmie Trotter, Kenneth K. Campbell, Terry G. Sanderson and Michael A. Tarpley dated January 12, 2005 (49) (*).

10.43	Stock option agreement between Community Bancshares, Inc. and Patrick M. Frawley dated January 12, 2005 (50) (*).

10.44	Stock option agreement between Community Bancshares, Inc. and Stacey Mann dated January 12, 2005 (51) (*).

10.45	Stock option agreement between Community Bancshares, Inc. and Kerri C. Kinney dated January 12, 2005 (52) (*).

10.46	Community Bancshares, Inc. 2005 Incentive Plan (53) (*).

10.47	Form of Change in Control Agreement, dated November 10, 2005, between Community Bancshares, Inc. and John W. Brothers (54) (*).

10.48	Real Property Sales Contract, dated October 12, 2005, between Community Bancshares, Inc. and Salvatore Cangiano (55).

10.49	Real Property Sales Contract dated November 10, 2005 between Community Bancshares, Inc. and William Carrington and Anne Davenport-Carrington (56).

10.50	Acquisition Agreement between Community Bancshares, Inc. and Robertson Banking Company dated March 23, 2006 (57).

10.51	Acquisition Agreement between Community Bancshares, Inc. and First National Bank, headquartered in Hamilton, Alabama dated August 4, 2005 (58).

10.52	Stock Option Agreements dated January 12, 2005, January 27, 2004 and August 1, 2003 and Amendment to Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and John W. Brothers (59) (*).

10.53	Stock Option Agreements dated January 12, 2005, January 27, 2004 and August 1, 2003 and April 2, 2003 and Amendment to Stock Option Agreements dated April 27, 2004 between Community Bancshares, Inc. and William H. Caughran (60) (*).

10.54	Plan document for the Community Bancshares, Inc. Benefit Restoration Plan adopted April 12, 1994, effective January 1, 1995 (61) (*).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensation plan or arrangement.

(c)	Financial Statement Schedules

All financial statement schedules required pursuant to this item were either included in the financial information set forth in (a) above or are inapplicable and therefore not included.

(1)	Filed as Exhibit 2.1 to Form 8-K on April 29, 2005, and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(5)	Filed as Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(6)	Filed as Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(7)	Filed as Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(9)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(11)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
(12)	Filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
(14)	Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(15)	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(16)	Filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(17)	Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(18)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(19)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(20)	Filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(21)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(23)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(24)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(25)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
(26)	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(27)	Filed as Exhibit 10.1 to Form 10-Q/A-2 for the quarter ended September 30, 1998, and incorporated herein by reference.
(28)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(29)	Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(30)	Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(31)	Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(32)	Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(33)	Filed as Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(34)	Filed as Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(35)	Filed as Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(36)	Filed as Exhibit 10.33 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(37)	Filed as Exhibit 10.34 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(38)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(39)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(40)	Filed as Exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(41)	Filed as Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
(42)	Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(43)	Filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(44)	Filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(45)	Filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(46)	Filed as Exhibit 10.1 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(47)	Filed as Exhibit 10.2 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(48)	Filed as Exhibit 10.3 to Form 8-K on January 18, 2005, and incorporated herein by reference.
(49)	Filed as Exhibit 10.41 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(50)	Filed as Exhibit 10.45 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(51)	Filed as Exhibit 10.46 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(52)	Filed as Exhibit 10.47 to Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(53)	Filed as Exhibit A and included in Form DEF 14A on June 1, 2005, and incorporated herein by reference.
(54)	Filed as Exhibit 10.49 to Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(55)	Filed as Exhibit 10.50 to Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(56)	Filed as Exhibit 10.51 to Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(57)	Filed as Exhibit 10.50 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(58)	Filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(59)	Filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(60)	Filed as Exhibit 10.53 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(61)	Filed as Exhibit 10.54 to Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

COMMUNITY BANCSHARES, INC.

August 14, 2006	By:	/s/ Patrick M. Frawley
Patrick M. Frawley
Chairman and Chief Executive Officer

August 14, 2006	By:	/s/ Kerri C. Kinney
Kerri C. Kinney
Chief Financial Officer